Form 10-Q
period 2009-12-31
Stevens Resources, Inc.
filed 2010-02-12
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2009

Or

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number 333-163019

STEVENS RESOURCES, INC.
(Name of Small Business Issuer in its charter)

NEVADA	1090	75-3250686
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer ID No.)

1818 West Francis, Ste. 196
Spokane, Washington 99205
Phone (509) 263.7442
 (Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not been phased into the Interactive Data reporting system.

Yes ☐	No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

As of February 12, 2010 there were 2,100,000 shares of Common Stock, par value $0.001 were issued and outstanding.

STEVENS RESOURCES, INC.

PART I ― FINANCIAL INFORMATION

Item 1.	Financial Statements.

STEVENS RESOURCES, INC.
(A Development Stage Enterprise)

Financial Statements
December 31, 2009
(Unaudited)

STEVENS RESOURCES, INC.
(A Development Stage Enterprise)

Financial Statements
December 31, 2009
(Unaudited)

CONTENTS

Page(s)
Balance Sheets as of December 31, 2009 and September 30, 2009	7

Statements of Operations for the three months ended December 31, 2009 and the period of September 9, 2009 (inception) to December 31, 2009	8

Statements of Cash Flows for the three months ended December 31, 2009 and the period of September 9, 2009 (inception) to December 31, 2009	9

Notes to the Unaudited Financial Statements	10-12

STEVENS RESOURCES, INC.
(A Development Stage Enterprise)
Balance Sheets

	December 31, 2009	September 30,2009

	(Unaudited)
ASSETS

Current assets
Cash	$109	$4,000
Prepaid expenses	-	200
Total current assets	109	4,200

Total assets	$109	$4,200

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$525	$525
Total current liabilities	525	525

Stockholders' equity (deficit)
Common stock, $0.001 par value; 75,000,000 shares authorized; 2,100,000 issued and outstanding	2,100	2,100
Additional paid in capital	2,100	2,100
Deficit accumulated during the development stage	(4,616)	(525)
Total stockholders' equity (deficit)	(416)	3,675

Total liabilities and stockholders' equity (deficit)	$109	$4,200

See accompanying notes to financial statements

STEVENS RESOURCES, INC.
(A Development Stage Enterprise)
Statements of Operations
(Unaudited)
		Period of September 9, 2009 (Inception) to December 31, 2009
	Three months ended December 31, 2009

Revenue	$-	$-

Expenses
Professional fees	4,044	4,569
General and administrative	47	47
Total expenses	4,091	4,616

Net loss	$(4,091)	$(4,616)

Basic and diluted loss per common share	$(0.00)

Weighted average shares outstanding	2,100,000

See accompanying notes to financial statements

STEVENS RESOURCES, INC.
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)
	Three months ended December 31, 2009	Period of September 9, 2009 (Inception) to December 31, 2009

Cash flows from operating activities
Net loss	$(4,091)	$(4,616)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	200
Changes in operating assets and liabilities
Prepaid expenses	200	-
Accounts payable	-	525
Net cash used in operating activities	(3,891)	(3,891)

Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from common stock issuances	-	4,000
Net cash provided by financing activities	-	4,000

Net change in cash	(3,891)	109

Cash at beginning of period	4,000	-

Cash at end of period	$109	$109

Supplemental disclosure of non-cash financing activities
Issuance of 100,000 shares of common stock for professional and legal services	$-	$200

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements

STEVENS RESOURCES, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended December 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009 audited financial statements as reported in Form S-1.  The results of operations for the period ended December 31, 2009 are not necessarily indicative of the operating results for the full year ended September 30, 2010.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of September 30, 2009.

Income taxes

The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes" and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.  109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

STEVENS RESOURCES, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
December 31, 2009

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments
The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2009.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at August 31, 2009 and 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended August 31, 2009 and 2008.

Earnings Per Share Information
FASB ASC 260, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Recent Accounting Pronouncements

We have adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

STEVENS RESOURCES, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
December 31, 2009

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) as a last resort, seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUBSEQUENT EVENTS

 The Company has evaluated subsequent events from the balance sheet date through January 20, 2010 and determined there are no events to disclose.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate," "believe," "plan," "expect," "future," "intend," and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing and actual results may differ materially from historical results or our predictions of future results.

Company History

Stevens Resources, Inc. was incorporated in the State of Nevada on September 9, 2009.  We intend to commence operations as an exploration stage company. We will be engaged in the exploration of mineral properties with a view to exploiting any mineral deposits we discover.  We own an option to acquire an undivided 100% beneficial interest in a mineral claim in located in Stevens County, Washington State; known as the Young American Claim Group.  The claims are about 80 acres of lode claims. The property is located in northwestern Stevens County, northeastern Washington. Young America is 4 en bloc unpatented claims originally located in 1886 and is within the Bossburg Mining District. Young America is a lead (Pb)-zinc (Zn) prospect with minor silver and gold potential. We do not have any current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future.

Business Development

To date, our business activities have been limited to completing the registration of our common stock on Form S-1, maintaining our reporting requirements, and securing our option to acquire the Young American Claim Group described above.

Liquidity and Capital Resources

On January 12, 2010 the Securities and Exchange Commission (“SEC”) deemed our Form S-1 Registration Statement (Commission File Number 333-163019) effective.  The Company is offering 5,000,000 shares of common stock at a price of $0.02 per share.  As of the date of this report we have not sold any of our common stock through the offering.  Management intends to continue to focus its efforts on selling the offered common shares for the next six months or until the offering is fully subscribed and utilize these funds to maintain its status as a Reporting Company as defined under the Exchange Act of 1934 as amended, begin the initial development of the Company, and pay for administrative expenses.  If the Company is unable to secure adequate financing from this registered offering, its business will fail and any investment made into the Company will be completely lost.

As of December 31, 2009, we had total cash available of $109.  We have a cumulative net loss of $4,616 since inception.  We have not generated any revenues and we cannot provide any assurance that we will ever generate revenues in the future.  We are currently dependent upon raising proceeds in order to continue as a going concern.  There can be no guarantee or assurance that the Company will be able to secure adequate financing within the next three to six months and failure to do so would result in a complete loss of any investment made into the Company.

Product Research and Development

The Company has not incurred any expense for product research and development since its inception and does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

The Company does not plan any purchase of significant equipment in the next twelve months.

Employees

There are no employees of the Company, excluding the current President and Director and the Company does not anticipate hiring any additional employees within the next six months.

Principal Office

The principal offices are located at 1818 West Francis, Ste 196 Spokane, WA 99205.  The telephone number is (509) 263.7442 the fax number is (509) 327.9792. Stevens’ management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  Stevens does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

We own an option to the mineral exploration rights relating to the three mineral claims in the Young America Mine claim group.  We do not own any real property interest in the claims or any other property.

Stevens’ management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  Stevens does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to bad debts, impairment of intangible assets and long-lived assets, contractual adjustments to revenue, and contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The exposure of market risk associated with risk-sensitive instruments is currently not material to the Company. The Company transacts its services in U.S. dollars and plans to continue to transact its sales for medical staffing services and all other transactions denominated in U. S. dollars. The Company has no intentions of entering into hedging transactions.  We believe that there have been no significant changes in our market risk exposures for the nine months ended December 31, 2009.

Item 4T.	Controls and Procedures

Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of "Certifications" of the CEO/CFO, Justin Miller.  The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification).  This section of the Quarterly Report, which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

(a)	Evaluation of Disclosure Controls and Procedures

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley Act of 2002 (“SOX”) Section 404 A which accomplishes the following:

• Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, being Justin Miller. Good controls encourage efficiency, compliance with laws and regulations, and sound information, and seek to eliminate fraud and abuse.

• These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

• Internal control is "everything that helps one achieve one's goals - or better still, to deal with the risks that stop one from achieving one's goals."

• Internal controls are mechanisms that are there to help the Company manage risks to success.

• Internal control is about getting things done (performance) but also about ensuring that they are done properly (integrity), and that this can be demonstrated and reviewed (transparency and accountability).

• Control activities are the policies and procedures that help ensure the Company’s management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company’s objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of December 31, 2009, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the quarter ended December 31, 2009, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers being material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

●
The Company’s Audit Committee does not function as an Audit Committee should, since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert,” one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

●	The Company has limited segregation of duties which is not consistent with good internal control procedures.

●
The Company does not have a written internal control procedures manual that outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedures manual does not meet the requirements of the SEC or good internal control.

●	There are no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, being the latter three, have not had any effect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be addressed and will no longer be a concern to management.  Having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

(b)	Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART II ― OTHER INFORMATION

Item 1.	Legal Proceedings.

Stevens is not currently a party to any legal proceedings. Stevens’ agent for service of process in Nevada is InCorp, Services, Inc. 375 North Stephanie Street, Suite 1411, Henderson, NV 89014.  The telephone number is: 702.866.2500.

Stevens’ sole Officer and Director has not been convicted in a criminal proceeding nor has he been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

Mr. Miller, the Company’s sole Officer and Director has not been convicted of violating any federal or state securities or commodities law.

There are no known pending legal or administrative proceedings against Stevens.

Item 1A.	Risk Factors.

There have been no material changes to the risks to our business described in our prospectus filed on Form 424B3 with the SEC on January 13, 2010.

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds
None

Item 3.	Defaults upon Senior Securities.
None

Item 4.	Submission of Matters to a Vote of Security Holders.
None

Item 5.	Other Information.
None

Item 6.	Exhibits.

(a)	Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stevens Resources, Inc.

Date: February 12, 2010	By:	/s/ Justin Miller
Justin Miller
Chief Financial Officer, Secretary and Treasurer
(principal financial and accounting officer)

Date: February 12, 2010	By:	/s/ Justin Miller
Justin Miller
President and Chief Executive Officer