Form 10-Q
period 2010-03-31
Stevens Resources, Inc.
filed 2010-05-17
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2010

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
Phone (509) 263-7442
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

Yes ☐	No ☐

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

As of May 15, 2010 there were 2,614,000 shares of Common Stock, par value $0.001 were issued and outstanding.

STEVENS RESOURCES, INC.

INDEX

Page
PART I - FINANCIAL INFORMATION

Item 1 Condensed Financial Statements:	4

Condensed Balance Sheets as of March 31, 2010 (unaudited) and September 30, 2009	F-1

Condensed Statements of Operations for the three months ended March 31, 2010, the six months ended March 31, 2010, and the period of September 9, 2009 (Inception) to March 31, 2010(unaudited)	F-2

Condensed Statements of Cash Flows for the six months ended March 31, 2010, and the period of September 9, 2009 (Inception) to March 31, 2010(unaudited)	F-3

Notes to Condensed Financial Statements	F-4-5

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

Item 3 Quantitative and Qualitative Disclosures About Market Risk	7

Item 4T Controls and Procedures	7

PART II – OTHER INFORMATION

Item 1 Legal Proceedings	9

Item 1A. Risk Factors	9

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3 Defaults upon Senior Securities	9

Item 4 Submission of Matters to a Vote of Security Holders	9

Item 5 Other Information	9

Item 6 Exhibits	10

Signatures	11

PART I ― FINANCIAL INFORMATION

Item 1.	Financial Statements.

STEVENS RESOURCES, INC.
(A Development Stage Enterprise)

Condensed Financial Statements
March 31, 2010
(Unaudited)

STEVENS RESOURCES, INC.
(A Development Stage Enterprise)

Condensed Financial Statements
March 31, 2010
(Unaudited)

CONTENTS

Page(s)
Condensed Balance Sheets as of March 31, 2010 and September 30, 2009	F-1

Condensed Statements of Operations for the three and six months ended March 31, 2010 and the period of September 9, 2009 (inception) to March 31, 2010	F-2

Condensed Statements of Cash Flows for the six months ended March 31, 2010 and the period of September 9, 2009 (inception) to March 31, 2010	F-3

Notes to the Condensed Financial Statements	F-4-5

STEVENS RESOURCES, INC.
(A Development Stage Enterprise)
Condensed Balance Sheets

	March 31, 2010	September 30, 2009

	(Unaudited)
ASSETS

Current assets
Cash	$5,870	$4,000
Prepaid expenses	-	2,000
Total current assets	5,870	6,000

Total assets	$5,870	$6,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,500	$525
Total current liabilities	1,500	525

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 2,614,000 and 2,100,000 issued and outstanding at March 31, 2010 and September 30, 2009	2,614	2,100
Additional paid in capital	13,666	3,900
Deficit accumulated during the development stage	(11,910)	(525)
Total stockholders' equity	4,370	5,475

Total liabilities and stockholders' equity	$5,870	$6,000

See accompanying notes to condensed financial statements.

STEVENS RESOURCES, INC.
(A Development Stage Enterprise)
Condensed Statements of Operations
(Unaudited)

			Period of September 9, 2009 (Inception) to March 31, 2010
	Three months ended March 31, 2010	Six months ended March 31, 2010

Revenue	$-	$-	$-

Expenses
Professional fees	5,289	11,133	11,658
General and administrative	205	252	252
Total expenses	5,494	11,385	11,910

Net loss	$(5,494)	$(11,385)	$(11,910)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Weighted average shares outstanding	2,305,600	2,201,670

See accompanying notes to condensed financial statements.

STEVENS RESOURCES, INC.
(A Development Stage Enterprise)
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended March 31, 2010	Period of September 9, 2009 (Inception) to March 31, 2010

Cash flows from operating activities
Net loss	$(11,385)	$(11,910)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	2,000
Changes in operating assets and liabilities
Prepaid expenses	2,000	-
Accounts payable	975	1,500
Net cash used in operating activities	(8,410)	(8,410)

Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from common stock issuances	10,280	14,280
Net cash provided by financing activities	10,280	14,280

Net change in cash	1,870	5,870

Cash at beginning of period	4,000	-

Cash at end of period	$5,870	$5,870

Supplemental disclosure of non-cash financing activities
Issuance of 100,000 shares of common stock for professional and legal services	$-	$2,000

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to condensed financial statements.

STEVENS RESOURCES, INC.
(A Development Stage Enterprise)
Notes to the Condensed Financial Statements
March 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended March 31, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009 audited financial statements dated October 26, 2009 as reported in Form S-1.  The results of operations for the period ended March 31, 2010 are not necessarily indicative of the operating results for the full year ended September 30, 2010.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

We have adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the Company with the reporting period beginning July 1, 2011. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

STEVENS RESOURCES, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
March 31, 2010

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

NOTE 3 – COMMON STOCK

On January 13, 2010, the Company filed a Prospectus Pursuant to 424(b)(3) as part of the S-1 deemed effective on January 12, 2010.  Pursuant to the prospectus, the Company sold 514,000 shares at $0.02 per share for a total of $10,280 cash.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Company History

Stevens Resources, Inc. was incorporated in the State of Nevada on September 9, 2009.  We intend to commence operations as an exploration stage company. We will be engaged in the exploration of mineral properties with a view to exploiting any mineral deposits we discover.  We own an option to acquire an undivided 100% beneficial interest in a mineral claim located in Stevens County, Washington State; known as the Young American Claim Group.  The claims are about 80 acres of lode claims. The property is located in northwestern Stevens County, northeastern Washington. Young America is 4 en bloc unpatented claims originally located in 1886 and is within the Bossburg Mining District. Young America is a lead (Pb)-zinc (Zn) prospect with minor silver and gold potential. We do not have any current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future.

Business Development

To date, our business activities have been limited to completing the registration of our common stock on Form S-1, maintaining our reporting requirements, and securing our option to acquire the Young American Claim Group described above.  We have recently applied for quotation of our common stock for listing on the OTCBB, as of the date of this report a ticker symbol has been assigned for our common stock (“STVS”), but no market currently exists.  Investors should be fully aware that there can be no guarantee or assurance that a market will ever develop for our common stock in the future.

Liquidity and Capital Resources

On January 12, 2010 the Securities and Exchange Commission (“SEC”) deemed our Form S-1 Registration Statement (Commission File Number 333-163019) effective on January 12, 2010.  The Company offered 5,000,000 shares of common stock at a price of $0.02 per share.  As of the date of this report we sold 514,000 shares of common stock through our registered offering.  Management intends to continue to focus its efforts on selling common shares for the next six months and utilize these funds to maintain its status as a Reporting Company as defined under the Exchange Act of 1934 as amended, begin the initial development of the Company, and pay for administrative expenses.  If the Company is unable to secure adequate financing its business will fail and any investment made into the Company will be completely lost.

As of March 31, 2010, we had total cash available of $5,870; we have liabilities in the form of accounts payable in the amount of $1,500.  We have a cumulative net loss of $11,910 since inception.  We have not generated any revenues and we cannot provide any assurance that we will ever generate revenues in the future.  We are currently dependent upon raising proceeds in order to continue as a going concern.  There can be no guarantee or assurance that the Company will be able to secure adequate financing within the next three to six months and failure to do so would result in a complete loss of any investment made into the Company.

Product Research and Development

The Company has not incurred any expense for product research and development since its inception and does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

The Company does not plan any purchase of significant equipment in the next twelve months.

Employees

There are no employees of the Company, excluding the current Officers of the Company, Mr. Miller and Mr. Silva.  The Company does not anticipate hiring any additional employees within the next six months.

Principal Office

The principal offices are located at 1818 West Francis, Ste 196 Spokane, WA 99205.  The telephone number is (509) 263-7442 the fax number is (509) 327-9792. Stevens’ management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  Stevens does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

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

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

The exposure of market risk associated with risk-sensitive instruments is currently not material to the Company. The Company transacts its services in U.S. dollars and plans to continue to transact its sales for medical staffing services and all other transactions denominated in U. S. dollars. The Company has no intentions of entering into hedging transactions.  We believe that there have been no significant changes in our market risk exposures for the six months ended March 31, 2010.

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

As of March 31, 2010 the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the quarter ended March 31, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers being material weaknesses.

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

Stevens’ Officers and Director has not been convicted in a criminal proceeding nor has he been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

Mr. Miller the Company’s Officer and Director has not been convicted of violating any federal or state securities or commodities law.

Fernando Olegário da Silva the Company’s Corporate Secretary has not been convicted of violating any federal or state securities or commodities law.

There are no known pending legal or administrative proceedings against Stevens Resources, Inc.

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

Stevens Resources, Inc.

Date: May 15, 2010	By:	/s/ Justin Miller
Justin Miller
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Date: May 15, 2010	By:	/s/ Justin Miller
Justin Miller
President and Chief Executive Officer