Form 10-Q
period 2010-06-30
Stevens Resources, Inc.
filed 2010-08-12
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-163019

STEVENS RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	75-3250686
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 6, JieFangNan Lu, HeXi District TianJin, China	300000
(Address of principal executive offices)	(Zip Code)

(86) 22-25763415
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☒   NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of August 9, 2010, the registrant had 2,596,000 shares of common stock, $.001 par value, issued and outstanding.

STEVENS RESOURCES, INC.
(An Exploration Stage Company)
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STEVENS RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	As of June 30, 2010	As of September 30, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$1,395	$4,000
Prepaid expenses	-	2,000

TOTAL ASSETS	$1,395	$6,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable & accrued liabilities	-	$525

Total current liabilities	-	525

COMMITMENT

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 2,614,000 and 2,100,000 issued and outstanding at June 30, 2010 and September 30, 2009, respectively	2,614	2,100
Additional paid in capital	13,666	3,900
Deficit accumulated during the exploration stage	(14,885)	(525)

Total stockholders' equity	1,395	5,475

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,395	$6,000

The accompanying notes are an integral part of these financial statements.

STEVENS RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

			From September 9, 2009
	Nine Months Ended	Three Months Ended	(inception) through
	June 30, 2010	June 30, 2010	June 30, 2010

Expenses
G&A expenses	$266	$14	$266
Professional fees	14,094	4,761	14,619

Total Expenses	14,360	4,775	14,885

Net loss	$14,360	$4,775	$14,885

Weighted average number of shares outstanding	2,425,883	2,614,000

Basic and diluted net loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

STEVENS RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		Period from September 9, 2009
	Nine months ended	(inception) through
	June 30, 2010	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,360)	$(14,885)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	2,000
Changes in
Prepaid Expenses	2,000	-
Accounts payable and accrued liabilities	(525)	-

Net cash used in operating activities	(12,885)	(12,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10,280	14,280

Net cash provided by financing activities	10,280	14,280

(DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(2,605)	1,395

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	4,000	-

CASH & CASH EQUIVALENTS, END OF PERIOD	$1,395	$1,395

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

STEVENS RESOURCES, INC.
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
From September 9, 2009 (Inception) to June 30, 2010

	Common stock		Additional	Deficit Accumulated
	Numbers of shares	Amount	Paid in capital	During the development stage	Total

Balance, September 9, 2009 (Inception)	-	$-	$-	$-	$-

Common stock issued for cash, September 28, 2009, $0.002 per share	2,000,000	2,000	2,000	-	4,000
Common stock issued for services, September 28, 2009, $0.002 per share	100,000	100	1,900	-	2,000
Net loss	-	-	-	(525)	(525)

Balance at September 30, 2009	2,100,000	2,100	3,900	(525)	5,475

Common stock issued for cash at $0.02, January 13, 2010	514,000	514	9,766	-	10,280
Net loss period ended June 30, 2010	-	-	-	(14,360)	(14,360)

Balance at June 30, 2010	2,614,000	$2,614	$13,666	$(14,885)	$1,395

The accompanying notes are an integral part of these financial statements.

STEVENS RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010 (Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements were prepared by Stevens Resources, Inc. (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended June 30, 2010, and for all periods presented were made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009, audited financial statements as reported in the Company’s Form S-1.  The results of operations for the period ended June 30, 2010, are not necessarily indicative of the operating results for the full year ended September 30, 2010.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered cash equivalents.

Use of Estimates

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company utilizes Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (codified in FASB ASC Topic 740) on September 9, 2009. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of FIN 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At June 30, 2010, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” (codified in FASB ASC Topic 230), cash flows from the Company's operations are calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

STEVENS RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010 (Unaudited)

Basic and Diluted Loss per Share (EPS)

Basic EPS (Loss) is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” codified in FASB ASC Financial Instruments, Topic 825, requires the Company to disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Fair Value Measurements

On September 9, 2009, the Company adopted SFAS No. 157, “Fair Value Measurements,” codified in FASB ASC Financial Instruments, Topic 820. SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of June 30, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Share-Based Expenses

ASC 718 "Compensation - Stock Compensation," codified in SFAS No. 123, prescribes accounting and reporting standards for all stock-based payments awarded to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, which may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees," which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services." Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

STEVENS RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010 (Unaudited)

Recent Accounting Pronouncements

We adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

On September 9, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Financial Statements.

On February 25, 2010, the FASB issued ASU No. 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU will be effective for the Company in the fourth quarter of 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on October 1, 2010.

Going Concern

The Company's financial statements are prepared using US GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

STEVENS RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010 (Unaudited)

NOTE 3 – COMMON STOCK

On January 13, 2010, the Company filed a Prospectus pursuant to Rule 424(b)(3) promulgated under the Securities Act of 1933, as amended, as part of the Company’s Registration Statement on Form S-1 deemed effective by the Securities and Exchange Commission on January 12, 2010.  Pursuant to the prospectus, the Company sold 514,000 shares at $0.02 per share for $10,280 cash.

NOTE 4 – SUBSEQUENT EVENT

Effective July 13, 2010, Mr. Justin Miller, the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer and director, entered into an agreement for the sale and purchase of securities of the Company (the “Agreement”) with Mr. Alex Li. In accordance with the terms and provisions of the Agreement, Mr. Miller sold an aggregate of 2,000,000 shares of common stock of the Company, par value $.001 per share (the “Common Stock”), held of record, representing approximately 77.04% of the issued and outstanding Common Stock of the Company, to Mr. Li in a private transaction intended to be exempt from registration under the Securities Act of 1933, as amended, for an aggregate consideration of $40,000. The shares of Common Stock are restricted securities. The source of funds used by Mr. Li was personal funds. After giving effect to the Agreement, there has been a change in control of the Company.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other SEC filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report, we will refer to Stevens Resources, Inc. as “Stevens Resources,” the “Company,” “we,” “us,” and “our.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company History

Stevens Resources, Inc. was incorporated in the State of Nevada on September 9, 2009.  We intend to commence operations as an exploration stage company. We will explore for mineral properties to exploit any mineral deposits we discover.  We own an option to acquire an undivided 100% beneficial interest in a mineral claim in Stevens County, Washington State, known as the Young American Claim Group (“YACG”).  The claims are about 80 acres of lode claims. YACG is 4 en bloc unpatented claims originally located in 1886 and is within the Bossburg Mining District. YACG is a lead (Pb)-zinc (Zn) prospect with minor silver and gold potential. We do not have any current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future.

Business Development

To date, our business activities have been limited to completing the registration of our common stock on Form S-1, maintaining our reporting requirements, and securing our option to acquire the YACG described above.  We have qualified for the quotation of our common stock on the OTCBB under the ticker symbol “STVS,” but no market currently exists.  Investors should be fully aware that there can be no guarantee or assurance that a market will ever develop for our common stock in the future.

Liquidity and Capital Resources

On January 12, 2010, the Securities and Exchange Commission (“SEC”) deemed our Form S-1 Registration Statement (Commission File Number 333-163019) effective.  The Company offered 5,000,000 shares of common stock at $0.02 per share.  As of the date of this report, we have sold 514,000 shares of common stock through our registered offering.   If the Company is unable to secure adequate financing, its business will fail and any investment made into the Company will be completely lost.

As of June 30, 2010, we had total cash of $1,395.  We have a cumulative net loss of $14,885 since inception.  We have not generated any revenues and cannot provide any assurance we will ever generate revenues.  We are currently dependent upon raising proceeds in order to continue as a going concern.  There can be no guarantee or assurance that the Company will be able to secure adequate financing within the next three to six months and failure to do so would result in a complete loss of any investment in the Company.

Product Research and Development

The Company has not incurred any expense for product research and development since inception and does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

The Company does not plan any purchase of significant equipment in the next twelve months.

Recently Issued Accounting Pronouncements

On September 9, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Financial Statements.

On February 25, 2010, the FASB issued ASU No. 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU will be effective for the Company in the fourth quarter of 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on October 1, 2010.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“US GAAP”).  US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to US GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2010, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, during the quarter ended June 30, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers being material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following material weaknesses were identified:

•
The Company’s Audit Committee does not function as an Audit Committee should, since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert,” one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

•	The Company has limited segregation of duties which is not consistent with good internal control procedures.

•
The Company does not have a written internal control procedures manual that outlines the duties and reporting requirements of the Directors and any staff to be hired in the future. This lack of a written internal control procedures manual does not meet the requirements of the SEC or good internal control.

•	There are no effective controls instituted over financial disclosure and the reporting processes.

Management feels the material weaknesses identified above, being the latter three, have not had any effect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may have an adverse effect on the Company’s business, financial condition or operating results. There are currently no known pending legal or administrative proceedings or claims that will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition or operating results.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On January 12, 2010, our Registration Statement on Form S-1 (File No. 333-163019) was declared effective by the Securities and Exchange Commission, pursuant to which we registered the offering and sale by us of 5,000,000 shares of our common stock at a price of $.02 per share, for an aggregate price of the offering amount registered of $100,000. There was no underwriter involved in our registered offering. We sold 514,000 shares of our common stock in the registered offering, raising $10,280 in aggregate offering proceeds. We have used the offering proceeds for general working capital. As of June 30, 2010, $1,395 remains of the offering proceeds.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

All information required to be reported in a Current Report on Form 8-K during the period covered by this Form 10-Q has been reported.

Item 6. Exhibits

Exhibit No.	Document Description
31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEVENS RESOURCES, INC. (Registrant)

Date: August 12, 2010	By:	/s/ Alex Li
Alex Li President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary