Form 10-K
period 2010-09-30
Stevens Resources, Inc.
filed 2010-12-29
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

Commission file number 333-163019

STEVENS RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	75-3250686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 6 JieFangNan Lu, HeXi District TianJin, China	300000
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code:
(86) 22-25763415

Copies to:
2360 Corporate Circle, Suite 400
Henderson, NV 89074-7722
Tel (702) 866-2500  Fax (702) 866-2689

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒    No  ☐

The aggregate market value of the voting common equity held by non-affiliates was $0.00, based on the average bid and asked price of such common equity as of March 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

As of December 27, 2010, there were 2,596,000 shares of the registrant’s common stock, par value $.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Unless otherwise indicated, the terms “Stevens Resources,” the “Company,” “we,” “us,” and “our” refer to Stevens Resources, Inc.

Item 1. Business

General

Stevens Resources, Inc. was incorporated in the State of Nevada on September 9, 2009. We are an exploration stage company with no revenues and no operations. We intend to commence operations to explore for mineral properties and exploit any mineral deposits we discover. We do not hold any investments or interests in mineral properties or real estate, nor have any current plans to acquire new investments or interests in mineral properties, but we may consider such acquisitions in the future. We are evaluating other business opportunities as well, which may include a change in control of the Company or business combination with an operating company.

Our principal offices are located at No. 6, JieFangNan Lu, HeXi District, TianJin, China 300000. Our telephone number is (86) 22-25763415.

Background

Mineral exploration is essentially a research activity that does not produce a product. Successful exploration often results in increased project value that can be realized through the optioning or selling of the claimed site to larger companies. As such, we intend to acquire properties we believe have the potential to host economic concentrations of minerals. These acquisitions have and may take the form of unpatented mining claims on federal land, leasing claims or private property owned by others. An unpatented mining claim is an interest in the mineral rights on open lands of the federally owned public domain. Claims are staked in accordance with the Mining Law of 1872 and recorded with the federal government pursuant to laws and regulations established by the Bureau of Land Management, or the BLM, the federal agency tasked with administering public lands. The claim holder receives a possessory interest in the mineral rights, subject to the paramount title of the United States.

We plan to perform basic geological work to identify specific drill targets on any acquired properties, and then collect subsurface samples by drilling to confirm the presence of mineralization, which is the presence of economic minerals in a specific area or geological formation. We may enter into joint venture agreements with other companies to fund further exploration work. These prospective properties may have been identified previously by third parties, including prior owners such as exploration companies, as mineral prospects with potential for economic mineralization. Often these properties have been sampled, mapped and sometimes drilled, usually with indefinite results. Accordingly, such acquired properties will either have some prior exploration history or will have strong similarity to a recognized geologic ore deposit model. Our geographic emphasis will be on the western United States. The focus of our activity will be to acquire properties that we believe to be undervalued, including those that we believe to hold previously unrecognized mineral potential.

Mineral property exploration is typically conducted in phases. The first phase typically consists of geochemical and soil grid sampling and prospecting. Geochemical sampling involves gathering rock and soil samples from property areas with the most potential to host economically significant mineralization. Prospecting involves analyzing rocks on the property surface with a view to discovering indications of potential mineralization. All samples gathered are sent to a laboratory where they are crushed and analyzed for metal content. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. Once each phase of exploration is completed, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the program results. Our director will make this decision based upon the recommendations of the independent geologist overseeing the program. Even if we complete our proposed exploration programs on the claims and we are successful in identifying a mineral deposit, we will need to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Our strategy with properties deemed to be of higher risk or those that would require very large exploration expenditures will be to present the properties to larger companies for a potential joint venture. Our joint venture strategy is intended to maximize the abilities and skills of our management group, conserve capital and provide superior leverage for investors. If we present a property to a company and they are not interested in forming a joint venture with us, we will continue to seek an interested partner.

Underground metal mines generally involve higher-grade ore bodies. Less tonnage is mined underground, and generally the higher-grade ore is processed in a mill or other refining facility. This process results in the accumulation of waste by-products from the washing of the ground ore. Mills require associated tailings ponds to capture waste by-products and treat water used in the milling process. Capital costs for mine, mill and tailings pond construction can easily run into the hundreds of millions of dollars. These costs are factored into the profitability of a mining operation. Metal mining is sensitive to both cost considerations and to the value of the metal produced. Metals prices are set on a worldwide market and are not controlled by the operators of the mine. Changes in currency values or exchange rates can also impact metals prices. Thus, changes in metals prices or operating costs can have a large impact on the economic viability of a mining operation.

Claims

On September 30, 2009, we acquired an option to purchase mineral prospects that we call the Young American Claim Group, or the YACG, for exploration in Stevens County, Washington State for target commodities of lead-zinc, gold and silver. The option conveyed exploration and development rights to us on the YACG mineral prospects, which are unpatented mining claims identified as the Young American Lead-Zinc Mine Property 1-4 and owned by the American Mining Corporation. Most of these prospects have had a prior exploration history, which is typical in the mineral exploration industry. Most mineral prospects go through several rounds of exploration before an economic ore body is discovered and prior work often eliminates targets or points to new ones. Also, prior operators may have explored under a different commodity price structure or technological regime. Mineralization deemed uneconomic in the past may be ore grade at current market prices when extracted and processed with modern technology.

The YACG is approximately 80 acres of 4 en bloc unpatented lode claims located in northwestern Stevens County, which is located in northeastern Washington State. The YACG was originally located in 1886 and is within the Bossburg Mining District. In February 2008, the American Mining Corporation of Osburn, Idaho staked the four original unpatented claims that are located on land managed by the BLM. The four claims are in a portion of the SW ¼ of Section 28, and NW ¼ of Section 33, both located within Township 38N Range 38E, Willamette Meridian, Stevens County, Washington, which is about 15 miles north of Kettle Falls, Washington. Access is via a 2WD gravel road that crosses private property, leading directly to the claims.

Young American Mine

Prospectivity is based on 15 diamond drill cores totaling 4590 feet taken between 1946-1948 by the U.S. Bureau of Mines (USBM) (Hundhausen, 1949) on the cliff crest to the north, east and south of the main ore body. The drilling discovered two zones of low-grade highly disseminated lead-zinc mineralization southwest of the mine, but failed to locate extensions of the two primary sulfide-mineralized zones of the main mine workings. Accordingly, this report primarily concerns the unexploited lead-zinc prospect discovered by the USBM drilling.

We let our option to acquire an undivided 100% beneficial interest in the YACG expire as of September 30, 2010. To maintain the YACG option, we would have needed to incur exploration expenditures of at least $5,000 before September 30, 2010, and then a further $25,000 in exploration expenditures prior to September 30, 2011. Upon exercise of the option, the fee to maintain our interest in the YACG would have been $25,000 per annum. We do not hold any other investments or interests in mineral properties or real estate, nor have any current plans to acquire new investments or interests in mineral properties, but we may consider such acquisitions in the future. We are evaluating other business opportunities as well, which may include a change in control of the Company or a business combination with an operating company.

Governmental and Environmental Regulation

Hard rock mining and drilling in the United States is a closely regulated industrial activity. The exploration, drilling and mining industries operate in a legal environment requiring permits by local, state and federal government agencies to conduct virtually all operations. Federal agencies that may be involved include the BLM, U.S. Forest Service, Environmental Protection Agency, National Institute for Occupational Safety and Health, Mine Safety and Health Administration and Fish and Wildlife Service. Individual states may have environmental regulatory bodies overseeing mining industries, such as Departments of Ecology. Local authorities, usually counties, also have control over mining activity. The various permits required for such activity address prospecting, development, production, labor standards, taxes, occupational health and safety, toxic substances, air quality, water use, water discharge, water quality, noise, dust, wildlife impacts and other environmental and socioeconomic issues.

Prior to receiving the necessary permits to explore or mine, an operator must comply with all regulatory requirements imposed by all governmental authorities having jurisdiction over the project area. Very often, in order to obtain the requisite permits, the operator must have its land reclamation, restoration or replacement plans pre-approved, requiring the operator to present its environmental impact plan describing how it intends to restore or replace the affected area. Any of these requirements can cause delays or involve costly studies or alterations of the proposed activity or time frame of operations in order to mitigate impacts. All of these factors make it more difficult and costly to operate, and can have a negative and sometimes fatal impact on the viability of the exploration or mining operation. Finally, it is possible that future changes in these laws or regulations could have a significant impact on our business, causing those activities to be economically reevaluated at that time.

Mining and exploration activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. We conduct our operations so as to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures.

Environmental protection and remediation is an increasingly important part of mineral economics. Estimated future costs of reclamation or restoration of mined land are based principally on legal and regulatory requirements. Reclamation of affected areas after mining operations may cost millions of dollars. Often, governmental permitting agencies require multi-million dollar bonds from mining companies prior to granting permits, thereby insuring that reclamation takes place. All environmental mitigation tends to decrease profitability of the mining operation, but these expenses are recognized as a cost of doing business by modern mining and exploration companies.

Competition

Both the mineral exploration and drilling industries are intensely competitive in all phases. In our mineral exploration activities, we will compete with many companies possessing greater financial resources and technical facilities than us for the acquisition of mineral concessions, claims, leases and other mineral interests as well as for the recruitment and retention of qualified employees. We must overcome significant barriers to entry in the business of mineral exploration as a result of our limited operating history. Similarly, in our drilling business, our competition includes many companies with significantly greater experience, larger client bases and substantially greater financial resources. There are significant barriers to entry in this business, including large capital requirements and the recruitment and retention of qualified, experienced employees. We cannot assure you that we will be able to compete in any of our business areas effectively with current or future competitors or that the competitive pressures faced by us will not have a material adverse effect on our business, financial condition and operating results.

Employees

Other than our director, we have no employees. Our director does not have an employment agreement with us. We expect to hire additional staff and employees as necessary to implement our business plan. We do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not hold any investments or interests in mineral properties or real estate.

Item 3. Legal Proceedings

We may occasionally become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters that may arise from time to time could have an adverse affect on our business, financial condition or operating results. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $.001 per share, qualified for quotation on the OTC Bulletin Board on April 16, 2010, under the symbol “STVS.” As of September 30, 2010, no trades of our common stock have occurred through the facilities of the OTC Bulletin Board.

As of December 27, 2010, there were approximately 34 holders of record of our common stock.

We have not declared any cash dividends nor do we intend to pay dividends in the foreseeable future; instead, we plan to reinvest earnings, if any, in our business operations.

As of September 30, 2010, we have no formal equity compensation plan in effect nor have we granted any equity-based compensation awards.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2010	18,000	(1)	$0.03	-	$-
August 1 through August 31, 2010	-		-	-	-
September 1 through September 30, 2010	-		-	-	-
Total	18,000		$0.03	-

(1) Purchase consists of registered shares returned to the Company for cancellation on July 7, 2010, by a non-U.S. stockholder in exchange for $540.00. The Company authorized the cancellation of the shares on June 30, 2010.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Company History

We were incorporated on September 9, 2009 in the State of Nevada, we have no subsidiaries. We have not generated any revenue to date. We commenced our operations as an exploration stage company. We will explore for mineral properties with a view to exploiting any mineral deposits we discover. We do not hold any investments or interests in mineral properties or real estate, nor have any current plans to acquire new investments or interests in mineral properties, but we may consider such acquisitions in the future. We are evaluating other business opportunities as well, which may include a change in control of the Company or business combination with an operating company.

Our auditors have issued a going concern opinion. This means our auditors believe there is substantial doubt we can continue as an on-going business for the next 12 months. Our auditors’ opinion is based on the uncertainty of our ability to establish profitable operations. The opinion results from the fact that we have not generated any revenues. Accordingly, we must raise cash from sources other than operations. We must raise cash to implement our project and begin our operations. If we do not produce sufficient cash flow to support our operations over the next 12 months, the Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for operations to continue and any investment made by an investor would be lost in its entirety.

Business Development

To date, our business activities have been limited to completing the registration of our common stock on Form S-1, maintaining our reporting requirements, and securing an option to acquire the YACG mineral prospects in Stevens County, Washington. The option conveyed exploration and development rights to us on the YACG mineral prospects, which are unpatented mining claims owned by the American Mining Corporation, provided that we commence and incur certain expenditures related to exploration on the prospects. We let the option terminate as of September 30, 2010. We have qualified for the quotation of our common stock on the OTCBB under the ticker symbol “STVS,” but no market currently exists. Investors should be aware there can be no guarantee or assurance that a market will ever develop for our common stock in the future.

Results of Operations from Inception through September 30, 2010

We have not earned any revenues from our incorporation on September 9, 2009, to September 30, 2010. We do not anticipate earning revenues unless we enter into commercial production on a claim or we acquire other business or properties, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that, should we commence the exploration stage on a claim, we will discover economic mineralization on such claim, or if minerals are discovered, that we will enter into commercial production.

We incurred operating expenses of $28,260 for the period from our inception on September 9, 2009, to September 30, 2010.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe there is substantial doubt we will be able to continue as a going concern.

Liquidity and Capital Resources

On September 28, 2009, the Company issued 2,000,000 shares of its $0.001 par value common stock at $0.002 per share for $4,000 in cash. The Company also issued 100,000 shares at $0.02 per share for $2,000 in professional services.

On January 13, 2010, the Company filed a Prospectus pursuant to Rule 424(b)(3) promulgated under the Securities Act of 1933, as amended, as part of the Company’s Registration Statement on Form S-1 deemed effective by the Securities and Exchange Commission on January 12, 2010. Pursuant to the prospectus, the Company sold 514,000 shares at $0.02 per share for $10,280. In June 2010, the Company purchased and cancelled 18,000 common shares at $0.03 per share for $540.

As of September 30, 2010, we had total cash of $0. We have a cumulative net loss of $28,260 since inception. We have not generated any revenues and cannot provide any assurance we will ever generate revenues. We are currently dependent upon raising proceeds in order to continue as a going concern. There can be no guarantee or assurance that the Company will be able to secure adequate financing within the next three to six months and failure to do so would result in a complete loss of any investment in the Company.

Research and Development

The Company has not incurred any expense for research and development since inception and does not anticipate any costs or expenses to be incurred for research and development within the next 12 months.

The Company does not plan any purchase of significant equipment in the next 12 months.

Recently Issued Accounting Pronouncements

On September 9, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 – Generally Accepted Accounting Principles – amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”). ASU No. 2009-01 re-defines authoritative US GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification (“Codification”) and, for SEC registrants, guidance issued by the SEC. The Codification is a reorganization and compilation of all then-existing authoritative US GAAP for nongovernmental entities, except for guidance issued by the SEC. The Codification is amended to effect non-SEC changes to authoritative US GAAP. Adoption of ASU No. 2009-01 only changed the referencing convention of US GAAP in the Notes to the Financial Statements.

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

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging – Embedded Derivatives – Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU was effective for the Company in its fiscal fourth quarter of 2010. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

Off-Balance Sheet Arrangements

As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

The information required for this Item is included in this Annual Report on Form 10-K on pages F-1 through F-11, inclusive, and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, including the participation of our principal executive officer and principal financial officer, positions held currently by the same officer, has assessed the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act). Our management concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Our management identified the following material weaknesses in the design and operation of our disclosure controls and procedures:
•	We have inadequate segregation of duties and effective risk assessment because we have only one officer and director;
•
We have insufficient written policies and procedures outlining the duties and accounting and financial reporting requirements with respect to the requirements and application of both US GAAP and SEC guidelines;

•	We have insufficient disaster recovery plans and inadequate security and restricted access for our computer systems; and
•	We have no written whistleblower policy.

Our management plans to implement appropriate disclosure controls and procedures to remedy these material weakness, including (i) appointing and hiring additional qualified personnel to address the inadequate segregation of duties and ineffective risk management; (ii) adopting appropriate written policies and procedures outlining the duties and accounting and financial reporting requirements; (iii) implementing appropriate disaster recovery plans and security measures for our computer systems; and (iv) adopting an appropriate whistleblower policy.

Internal Control over Financial Reporting

Our principal executive officer and principal financial officer, positions held currently by the same officer, are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) for the Company. As of the end of the period covered by this report, our officer assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on that evaluation, our officer concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules because of deficiencies that existed in the design or operation of our internal control over financial reporting, which adversely affected our internal controls. These deficiencies, which may be considered to be material weaknesses, were:
•	Our lack of a functioning audit committee and independent directors on our Board of Directors;
•	Our inadequate segregation of duties consistent with internal control objectives;
•	We have insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and
•	Our lack of effective controls over period-end financial disclosure and reporting processes.

Our officer believes that the material weaknesses identified above did not have an effect on our financial results, but that the lack of a functioning audit committee and independent directors did result in ineffective oversight of the establishment and monitoring of required internal controls and procedures. Accordingly, as part of our commitment to improve our financial organization, we plan to remedy these material weaknesses when funds allow by (i) appointing one or more independent directors to our Board of Directors and establishing an audit committee with such independent directors to undertake the oversight in the establishment and monitoring of required internal controls and procedures; (ii) implementing appropriate written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements and to address the lack of effective controls over period-end financial disclosure and reporting processes; and (iii) appointing and hiring additional qualified personnel to address the inadequate segregation of duties and to provide additional checks and balances within the Company.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis and remains committed to taking further action and implementing additional enhancements or improvements as necessary and as funds allow.

As a “smaller reporting company” and pursuant to Item 308(a)(4) of Regulation S-K, this Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management

Our sole director serves until his successor is elected and qualified. Our sole officer is elected by the Board of Directors to a term of one year and serves until his successor is duly elected and qualified, or until he is removed from office. We do not have an audit committee, compensation committee or nominating committee.

Alex Li, age 30, serves currently as our sole director and President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary. Mr. Li has held his positions with us since July 13, 2010. Prior to joining us, Mr. Li was an independent financial analyst who has been advising companies since 2009. From 2007 to 2009, Mr. Li was an Accounting Clerk for the Resort Golden Palm in HaiNan, China. From 2005 to 2007, Mr. Li was a Project Manager for Lianhe Credit Rating Co., Ltd., in Beijing, one of the primary rating agencies in China. From 2002 to 2005, Mr. Li was a Research Analyst for the local government of Anyang, Henan Province, China. Mr. Li received his bachelor’s degree in Economics from Renmin University in 2002.

There were no arrangements or understandings between Mr. Li and any other persons pursuant to which Mr. Li was elected as director or officer, nor are there any transactions between Mr. Li and us in which he has a direct or indirect material interest that we are required to report pursuant to the rules and regulations of the SEC. There are no family relationships between Mr. Li and any director, officer or key personnel.

Involvement in certain legal proceedings

During the past ten years, none of the Company’s directors and executive officers and, during the past five years, none of the Company’s promoters and control persons, has been:
•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•
found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;

•
subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

No director, officer or affiliate of the Company, or any beneficial owner of 5% or more of the Company’s common stock, or any associate of such persons, is an adverse party in any material proceeding to, or has a material interest adverse to, the Company or any of its subsidiaries.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of such filings (and any amendments thereof) received by us and on the written representations of certain reporting persons, we believe that during our fiscal year ended September 30, 2010, the following reporting person failed to file such reports on a timely basis:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Justin Miller, former President and Director(1)	0	0	2

(1) Justin Miller, our former President, Chief Executive Officer, Chief Financial Officer, Treasurer and director, resigned from the Company on July 13, 2010.

Code of Ethics

We adopted a Code of Ethics on September 30, 2009, a copy of which is included as an exhibit to this Annual Report on Form 10-K.

Corporate Governance

We currently have no standing audit, compensation or nominating committees or committees performing similar functions, nor do we have written audit, compensation or nominating committee charters. Our director believes it unnecessary to have such committees at this time because we have only one director and the Board of Directors can perform the functions of such committees adequately.

We do not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature until our business operations develop to a more advanced level. We currently do not have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment. A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our director at the address on the cover of this report.

Item 11. Executive Compensation

As a “smaller reporting company,” we have elected to follow the scaled disclosure requirements for smaller reporting companies with respect to the disclosures required by Item 402 of Regulation S-K. Under the scaled disclosure obligations, we are not required to provide a Compensation Discussion and Analysis, Compensation Committee Report and certain other tabular and narrative disclosures relating to executive compensation.

Summary Compensation Table

The following table sets forth information concerning the compensation for the fiscal years ended September 30, 2010 and 2009, of certain of our executive officers.

Summary Compensation Table
Name and		Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Alex Li	2010(1)	0	0	0	0	0	0	0	0
President	2009	-	-	-	-	-	-	-	-
Justin Miller	2010(2)	0	0	0	0	0	0	0	0
Former President	2009	0	0	0	0	0	0	0	0

(1) Alex Li, our current President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary, was appointed to such offices on July 13, 2010.

(2) Justin Miller, our former President, Chief Executive Officer, Chief Financial Officer and Treasurer, resigned from such offices on July 13, 2010.

Narrative Disclosure to Summary Compensation Table

We have not nor plan to pay any salaries at this time, and we will not begin paying salaries until we have adequate funds to do so. We have not entered into any employment agreements with our officers. We do not have any existing arrangements providing for payments or benefits in connection with the resignation, retirement or other termination of our officers, or a change in control of the Company or a change in the officers’ responsibilities following a change in control. We have no equity incentive plan.

Outstanding Equity Awards at Fiscal Year-End

As of September 30, 2010, we have no formal equity compensation plan in effect nor have we granted any equity-based awards.

Compensation of Directors

As of September 30, 2010, none of our directors has received any compensation from us for serving as our director, nor do we have any plans to compensate our directors until we have adequate funds to do so.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 27, 2010, regarding the number of shares of common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our named executive officers and directors as a group. The amounts and percentages of common stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of common stock. As of December 27, 2010, there were 2,596,000 shares of our common stock issued and outstanding.

Name of beneficial owner	Number of shares	Percent of class
Alex Li, President and Director	2,000,000	77.04%
All Directors and Officers as a Group (1 Person)	2,000,000	77.04%

We are not aware of any arrangements that could result in a change in control of the Company.

As of September 30, 2010, we have no formal equity compensation plan in effect nor have we granted any equity-based awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

There were no transactions with any related persons (as that term is defined in Item 404 in Regulation S-K) during our fiscal year ended September 30, 2009, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had a direct or indirect material interest.

Our current and former directors are not deemed independent for the purposes of the listed company standards of The NASDAQ Stock Market LLC currently in effect and approved by the SEC and all applicable rules and regulations of the SEC.

Item 14. Principal Accounting Fees and Services

Audit Fees

Our Board of Directors has selected Goldman Kurland and Mohidin, LLP (“GKM”) as the independent registered public accounting firm to audit our books and accounts for the fiscal year ending September 30, 2010. GKM has served as our independent accountant since July 13, 2010. Prior to July 13, 2010, we had engaged Kyle L. Tingle, CPA, LLC (“Tingle”) as our independent accountant since September 9, 2009 (inception). The aggregate fees billed for the last two fiscal years ended September 30, 2010 and 2009, for professional services rendered by GKM and Tingle were as follows:

	Year ended September 30, 2010		Year ended September 30, 2009
	GKM	Tingle	GKM	Tingle
Audit Fees	$7,000	$3,275	$-	$2,675
Audit-Related Fees	0	0	-	0
Tax Fees	0	0	-	0
All Other Fees	0	0	-	0

In the above table, “audit fees” are fees billed for services provided related to the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for those fiscal periods. “Audit-related fees” are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. “Tax fees” are fees billed by the independent accountant for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the independent accountant for products and services not included in the foregoing categories.

Our Board of Directors pre-approves all services provided by our independent accountants. Our Board of Directors reviewed and approved all of the above services and fees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of or are included in this Annual Report on Form 10-K:
1.	Financial statements listed in the Index to Financial Statements, filed as part of this Annual Report on Form 10-K; and
2.	Exhibits listed in the Exhibit Index filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Stevens Resources, Inc.

We have audited the accompanying balance sheet of Steven Resources, Inc. (an exploration stage company) (the “Company”) as of September 30, 2010, and the related statements of expenses, stockholders’ equity (deficit) and cash flows for the year then ended. The statements of expenses, stockholders’ equity (deficit) and cash flows included in the cumulative information from inception (September 9, 2009) to September 30, 2010, have been audited by other auditors whose report is presented separately in the Company’s 10-K filing. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2010, and the results of its operations and its cash flows for the year then ended. Further, in our opinion, based on our audit and the report of other auditors’ as referred to above, the financial statements fairly present in all material respects, the results of the Company’s operations and cash flows for the period from inception (September 9, 2009) to September 30, 2010, in conformity with the U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations and has an accumulated deficit of $28,260 as of September 30, 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from such uncertainty.

Goldman Kurland and Mohidin, LLP
Encino, California
December 28, 2010

Kyle L. Tingle CPA, LLC
PERSONAL FINANCIAL PLANNING,
BUSINESS SERVICES & TAX PLANNING

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Stevens Resources, Inc.

We have audited the accompanying balance sheet of Stevens Resources, Inc. (A Development Stage Enterprise) as of September 30, 2009 and the related statements of operations, stockholder's equity, and cash flows for the period September 9, 2009 (inception) through September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stevens Resources, Inc. (A Development Stage Enterprise) as of September 30, 2009 and the results of its operations and cash flows for period September 9, 2009 (inception) through September 30, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

Kyle L. Tingle, CPA, LLC

October 26, 2009
Las Vegas, Nevada

3145 E. Warm Springs Road • Suite 450 • Las Vegas, Nevada 89120 • PHONE: (702) 450-2200 • FAX: (702) 436-4218
E-MAIL: ktingle@kyletinglecpa.com

Stevens Resources, Inc.
(An Exploration Stage Company)
Balance Sheets

	September 30, 2010	September 30, 2009

ASSETS

CURRENT ASSETS
Cash	$-	$4,000
Prepaid expenses	-	2,000

TOTAL ASSETS	$-	$6,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable & accrued liabilities	$12,520	$525

Total current liabilities	12,520	525

COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 75,000,000 shares authorized; 2,596,000 and 2,100,000 issued and outstanding at September 30, 2010 and September 30, 2009, respectively	2,596	2,100
Additional paid in capital	13,144	3,900
Deficit accumulated during the exploration stage	(28,260)	(525)

Total stockholders' equity (deficit)	(12,520)	5,475

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$6,000

The accompanying notes are an integral part of these financial statements.

Stevens Resources, Inc.
(An Exploration Stage Company)
Statements of Expenses

		From September 9, 2009
	Year Ended	(inception) through
	September 30, 2010	September 30, 2010

Expenses
General and administrative expenses	$4,141	$4,141
Professional fees	23,594	24,119

Total Expenses	27,735	28,260

Net loss	$27,735	$28,260

Weighted average number of shares outstanding	2,461,033	2,338,341

Basic and diluted net loss per share	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

Stevens Resources, Inc.
(An Exploration Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
From September 9, 2009 (Inception) to September 30, 2010

			Additional	Deficit Accumulated
	Common stock		Paid in capital	During the exploration stage	Total
	Numbers of shares	Amount

Balance, September 9, 2009 (Inception)	-	$-	$-	$-	$-

Common stock issued for cash, September 28, 2009, $0.002 per share	2,000,000	2,000	2,000	-	4,000
Common stock issued for services, September 28, 2009, $0.002 per share	100,000	100	1,900	-	2,000
Net loss	-	-	-	(525)	(525)

Balance at September 30, 2009	2,100,000	2,100	3,900	(525)	5,475

Common stock issued for cash at $0.02, January 13, 2010	514,000	514	9,766	-	10,280
Purchase and cancellation of common stock at $0.03 per share	(18,000)	(18)	(522)	-	(540)
Net loss for the year	-	-	-	(27,735)	(27,735)

Balance at September 30, 2010	2,596,000	$2,596	$13,144	$(28,260)	$(12,520)

The accompanying notes are an integral part of these financial statements.

Stevens Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows

		Period from September 9, 2009
	Year ended	(inception) through
	September 30, 2010	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,735)	$(28,260)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	2,000
Changes in
Prepaid Expenses	2,000	-
Accounts payable and accrued liabilities	11,995	12,520

Net cash used in operating activities	(13,740)	(13,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and cancellation of treasury stock	(540)	(540)
Proceeds from issuance of common stock	10,280	14,280

Net cash provided by financing activities	9,740	13,740

(DECREASE) IN CASH	(4,000)	-

CASH, BEGINNING OF PERIOD	4,000	-

CASH, END OF PERIOD	$-	$-

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Stevens Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2010

NOTE 1 – FINANCIAL STATEMENTS

Stevens Resources, Inc. (the “Company” or “Stevens Resources”) was incorporated in the State of Nevada on September 9, 2009. The Company currently has no operations and, in accordance with ASC 915 “Development Stage Entities,” is considered an Exploration Stage Enterprise. The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the year ended September 30, 2010, and for all periods presented were made.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company utilizes Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), codified in FASB ASC Topic 740, on September 9, 2009. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of FIN 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At September 30, 2010, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

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
Notes to Financial Statements
September 30, 2010

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

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” codified in FASB ASC Financial Instruments, Topic 825, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

As of September 30, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Stevens Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2010

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

Recent Accounting Pronouncements

The Company adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

On September 9, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 – Generally Accepted Accounting Principles – amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”). ASU No. 2009-01 re-defines authoritative US GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification (“Codification”) and, for SEC registrants, guidance issued by the SEC. The Codification is a reorganization and compilation of all then-existing authoritative US GAAP for nongovernmental entities, except for guidance issued by the SEC. The Codification is amended to effect non-SEC changes to authoritative US GAAP. Adoption of ASU No. 2009-01 only changed the referencing convention of US GAAP in the Notes to the Financial Statements.

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

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging – Embedded Derivatives – Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU was effective for the Company in its fiscal fourth quarter of 2010. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities mainly represented payable and accrued expenses for accounting and audit fees.

Stevens Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2010

NOTE 4 – SHAREHOLDERS’ EQUITY

Common stock

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001. On September 28, 2009, the Company issued 2,000,000 shares of its common stock at $0.002 per share for $4,000 in cash. The Company also issued 100,000 shares of its common stock at $0.02 per share for $2,000 in professional services. As of September 30, 2009, the Company had 2,100,000 shares of its common stock issued and outstanding.

On January 13, 2010, the Company filed a prospectus pursuant to Rule 424(b)(3) promulgated under the Securities Act of 1933, as amended, as part of the Company’s registration statement on Form S-1 deemed effective by the Securities and Exchange Commission on January 12, 2010. Pursuant to the prospectus, the Company sold 514,000 shares of its common stock at $0.02 per share for $10,280. In June 2010, the Company purchased and cancelled 18,000 shares of its common stock at $0.03 per share for $540. As of September 30, 2010, the Company had 2,596,000 shares issued and outstanding.

Share exchange

Effective July 13, 2010, Mr. Justin Miller, the Company’s former President, Chief Executive Officer, Chief Financial Officer, Treasurer and director, entered into an agreement for the sale and purchase of securities of the Company (the “Agreement”) with Mr. Alex Li. In accordance with the terms and provisions of the Agreement, Mr. Miller sold 2,000,000 shares of the Company’s common stock, held of record, representing approximately 77.04% of the issued and outstanding common stock of the Company, to Mr. Li in a private transaction intended to be exempt from registration under the Securities Act of 1933, as amended, for $40,000. The shares of common stock are restricted securities. The source of funds used by Mr. Li was personal funds. After giving effect to the Agreement, there was a change in control of the Company.

NOTE 5 – INCOME TAX

The Company does not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses since inception. Under ACS 740 “Income Taxes,” when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. The Company provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the year ended September 30, 2010, applicable under ACS 740. As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The component of the Company’s deferred tax asset as of September 30, 2010, is as follows:

Net operating loss carry forward	$26,260
Valuation allowance	(26,260)
Net deferred tax asset	$0

A reconciliation of income taxes computed at the 34% statutory rate to the income tax recorded for the year ended September 30, 2010, is as follows:

Net operating loss carry forward	$8,900
Valuation allowance	(8,900)
Net deferred tax asset	$0

The Company did not pay any income taxes during the year ended September 30, 2010.

The net federal operating loss carry forward will expire in 2030. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEVENS RESOURCES, INC. (Registrant)

Date: December 29, 2010	By:	/s/ Alex Li
Alex Li
President, Chief Executive Officer, Chief Financial Officer,
Treasurer, Secretary and sole Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-163019) filed on November 10, 2009)
3.2	Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-163019) filed on November 10, 2009)
10.1
Option to Purchase Agreement, dated September 30, 2009 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-163019) filed on November 10, 2009)

14.1	Code of Ethics (Incorporated herein by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 (File No. 333-163019) filed on November 10, 2009)
16.1	Letter of Kyle L. Tingle, CPA, LLC, dated July 15, 2010 (Incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on July 16, 2010)
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