Form 10-Q
period 2010-12-31
Stevens Resources, Inc.
filed 2011-02-11
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-163019

STEVENS RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	75-3250686
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 6, JieFangNan Lu, HeXi District, TianJin, China	300000
(Address of principal executive offices)	(Zip Code)

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
As of February 10, 2011, the registrant had 2,596,000 shares of common stock, $.001 par value, issued and outstanding.

STEVENS RESOURCES, INC.
(An Exploration Stage Company)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STEVENS RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	December 31, 2010	September 30, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued liabilities	$16,722	$12,520

Total current liabilities	16,722	12,520

COMMITMENTS

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 75,000,000 shares authorized;
2,596,000 issued and outstanding at December 31, 2010 and
September 30, 2010, respectively	2,596	2,596
Additional paid in capital	13,144	13,144
Deficit accumulated during the exploration stage	(32,462)	(28,260)

Total stockholders' deficit	(16,722)	(12,520)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

STEVENS RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

		From September 9, 2009
	Three months ended	(inception) through
	December 31, 2010	December 31, 2010

Expenses
General and administrative	$702	$4,843
Professional fees	3,500	27,619

Total Expenses	4,202	32,462

Net loss	$4,202	$32,462

Weighted average number of shares outstanding	2,596,000

Basic and diluted net loss per share	$(0.01)

The accompanying notes are an integral part of these financial statements.

STEVENS RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		Period from September 9, 2009
	Three months ended	(inception) through
	December 31, 2010	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,202)	$(32,462)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	2,000
Changes in
Accounts payable and accrued liabilities	4,202	16,722

Net cash used in operating activities	-	(13,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and cancellation of treasury stock	-	(540)
Proceeds from issuance of common stock	-	14,280

Net cash provided by financing activities	-	13,740

INCREASE (DECREASE) IN CASH & EQUIVALENTS	-	-

CASH & EQUIVALENTS, BEGINNING OF PERIOD	-	-

CASH & EQUIVALENTS, END OF PERIOD	$-	$-

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

STEVENS RESOURCES, INC.
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
From September 9, 2009 (Inception) to December 31, 2010

				Deficit Accumulated
	Common stock		Additional	During the
	Numbers of shares	Amount	Paid in capital	exploration stage	Total

Balance, September 9, 2009 (Inception)	-	$-	$-	$-	$-

Common stock issued for cash, September 28, 2009	2,000,000	2,000	2,000	-	4,000
Common stock issued for services, September 28, 2009	100,000	100	1,900	-	2,000
Net loss	-	-	-	(525)	(525)

Balance at September 30, 2009	2,100,000	2,100	3,900	(525)	5,475

Common stock issued for cash at $0.02, January 13, 2010	514,000	514	9,766	-	10,280
Purchase and cancellation of common stock at $0.03 per share	(18,000)	(18)	(522)	-	(540)
Net loss for the year	-	-	-	(27,735)	(27,735)

Balance at September 30, 2010	2,596,000	2,596	13,144	(28,260)	(12,520)

Net loss for period	-	-	-	(4,202)	(4,202)

Balance at December 31, 2010 (unaudited)	2,596,000	$2,596	$13,144	$(32,462)	$(16,722)

The accompanying notes are an integral part of these financial statements.

STEVENS RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended December 31, 2010, and for all periods presented were made.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), codified in FASB ASC Topic 740, on September 9, 2009. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of FIN 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At December 31, 2010, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

STEVENS RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010
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

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” codified in FASB ASC Financial Instruments, Topic 825, requires the Company  disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

As of December 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Share-Based Expenses

ASC 718 "Compensation - Stock Compensation," codified in SFAS No. 123R, prescribes accounting and reporting standards for all stock-based payments awarded to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, which may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees," which codified SFAS 123R and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services." Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

STEVENS RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

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

STEVENS RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

NOTE 3 – SHAREHOLDERS’ DEFICIT

Common stock

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001.  On September 28, 2009, the Company issued 2,000,000 shares of its $0.001 par value common stock at $0.002 per share for $4,000. The Company also issued 100,000 shares at $0.02 per share for $2,000 in professional services.  As of September 30, 2009, the Company had 2,100,000 shares of its $0.001 par value common stock issued and outstanding.  On January 13, 2010, the Company filed a Prospectus pursuant to Rule 424(b)(3) promulgated under the Securities Act of 1933, as amended, as part of the Company’s Registration Statement on Form S-1 deemed effective by the Securities and Exchange Commission on January 12, 2010.  Pursuant to the prospectus, the Company sold 514,000 shares at $0.02 per share for $10,280. In June 2010, the Company purchased and cancelled 18,000 common shares at $0.03 per share for $540. As of December 31, 2010, the Company had 2,596,000 shares issued and outstanding.

Share Transfer

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

NOTE 4 – INCOME TAX

The Company does not provide current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses since inception. Under ACS 740 “Income Taxes,” when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  The Company provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three months ended December 31, 2010, applicable under ACS 740.  As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The components of the Company’s deferred tax asset as of December 31, 2010 are as follows:

Net operating loss carry forward	$10,357
Valuation allowance	(10,357)
Net deferred tax asset	$0

STEVENS RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

A reconciliation of income taxes computed at the 34% statutory rate to the income tax recorded for the three months ended December 31, 2010 is as follows:

Income tax benefit	$1,428
Valuation allowance	(1,428)
$0

The Company did not pay any income taxes during the three months ended December 31, 2010. The net federal operating loss carry forward will expire in 2030.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company History

We were incorporated on September 9, 2009 in the State of Nevada, we have no subsidiaries.  We have not generated any revenue to date.  We commenced our operations as an exploration stage company to explore for mineral properties with a view to exploiting any mineral deposits we discover.  We do not hold any investments or interests in mineral properties or real estate, nor do we have any current plans to acquire new investments or interests in mineral properties, but we may consider such acquisitions in the future. We are evaluating other business opportunities as well, which may include a change in control of the Company or business combination with an operating company.

Our auditors issued a going concern opinion on our September 30, 2010 financial statements. This means our auditors believe there is substantial doubt we can continue as an on-going business for the next 12 months. Our auditors’ opinion is based on the uncertainty of our ability to establish profitable operations. The opinion results from the fact that we have not generated any revenues.  Accordingly, we must raise cash from sources other than operations. We must raise cash to implement our project and begin our operations. If we do not produce sufficient cash flow to support our operations over the next 12 months, the Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for operations to continue and any investment made by an investor would be lost in its entirety.

Business Development

To date, our business activities have been limited to completing the registration of our common stock on Form S-1, maintaining our reporting requirements, and securing an option to acquire the YACG mineral prospects.  We have qualified for the quotation of our common stock on the OTCBB under the ticker symbol “STVS,” but no market currently exists.  Investors should be aware there can be no guarantee or assurance that a market will ever develop for our common stock in the future.

Results of Operations for the period from Inception through December 31, 2010

We have not earned any revenues from our incorporation on September 9, 2009 to December 31, 2010.  We do not anticipate earning revenues unless we enter into commercial production on a claim or we acquire other business or properties, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that, should we commence the exploration stage on a claim, we will discover economic mineralization on such claim, or if minerals are discovered, that we will enter into commercial production.

We incurred operating expenses of $32,462 for the period from our inception on September 9, 2009 to December 31, 2010.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe there is substantial doubt we will be able to continue as a going concern.

Liquidity and Capital Resources

On September 28, 2009, the Company issued 2,000,000 shares of its $0.001 par value common stock for $4,000. The Company also issued 100,000 shares at $0.02 per share for $2,000 in professional services.

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

As of December 31, 2010, we had no cash.  We have a cumulative net loss of $32,462 since inception. We have not generated any revenues and cannot provide any assurance we will ever generate revenues.  We are currently dependent upon raising proceeds in order to continue as a going concern.  There can be no guarantee or assurance that the Company will be able to secure adequate financing within the next three to six months and failure to do so would result in a complete loss of any investment in the Company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”), who is also our Chief Financial Officer (“CFO”), the Company’s principal executive officer and principal financial officer, of the design and effectiveness of our “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our CEO/CFO concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in disclosure controls and procedures which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment as the Company had only one officer and director (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines; and (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy. Our CEO/CFO plans to implement appropriate disclosure controls and procedures to remediate these material weaknesses, including (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.

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

None.

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

STEVENS RESOURCES, INC. (Registrant)
Date: February 11, 2011	By:	/s/ Alex Li
Alex Li President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary