Form 10-Q
period 2011-03-31
Stevens Resources, Inc.
filed 2011-05-11
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-163019

STEVENS RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	75-3250686
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 6 JieFangNan Lu, HeXi District, Tianjin, China	300000
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,596,000 shares of common stock outstanding as of May 10, 2011.

Stevens Resources, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STEVENS RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	March 31, 2011	September 30, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued liabilities	$19,655	$12,520

Total current liabilities	19,655	12,520

COMMITMENTS

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 75,000,000 shares authorized;
2,596,000 issued and outstanding at March 31, 2011 and
September 30, 2010	2,596	2,596
Additional paid in capital	13,144	13,144
Deficit accumulated during the exploration stage	(35,395)	(28,260)

Total stockholders' deficit	(19,655)	(12,520)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

STEVENS RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

			From September 9, 2009
	Three months ended	Six months ended	(inception) through
	March 31, 2011	March 31, 2011	March 31, 2011

Expenses
General and administrative	$1,433	$2,135	$6,276
Professional fees	1,500	5,000	29,119

Total Expenses	2,933	7,135	35,395

Net loss	$2,933	$7,135	$35,395

Weighted average number of shares outstanding	2,596,000	2,596,000

Basic and diluted net loss per share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

STEVENS RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31, 2011	Period from September 9, 2009 (inception) through March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,135)	$(35,395)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	2,000
Changes in
Accounts payable and accrued liabilities	7,135	19,655

Net cash used in operating activities	-	(13,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and cancellation of treasury stock	-	(540)
Proceeds from issuance of common stock	-	14,280

Net cash provided by financing activities	-	13,740

INCREASE (DECREASE) IN CASH & EQUIVALENTS	-	-

CASH & EQUIVALENTS, BEGINNING OF PERIOD	-	-

CASH & EQUIVALENTS, END OF PERIOD	$-	$-

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

STEVENS RESOURCES, INC.
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
From September 9, 2009 (Inception) to March 31, 2011

	Common stock			Deficit Accumulated
	Numbers of shares	Amount	Additional Paid in capital	During the exploration stage	Total

Balance, September 9, 2009 (Inception)	-	$-	$-	$-	$-

Common stock issued for cash	2,000,000	2,000	2,000	-	4,000
Common stock issued for services	100,000	100	1,900	-	2,000
Net loss	-	-	-	(525)	(525)

Balance at September 30, 2009	2,100,000	2,100	3,900	(525)	5,475

Common stock issued for cash at $0.02, January 13, 2010	514,000	514	9,766	-	10,280
Purchase and cancellation of common stock at $0.03 per share	(18,000)	(18)	(522)	-	(540)
Net loss	-	-	-	(27,735)	(27,735)

Balance at September 30, 2010	2,596,000	2,596	13,144	(28,260)	(12,520)

Net loss	-	-	-	(7,135)	(7,135)

Balance at March 31, 2011 (unaudited)	2,596,000	$2,596	$13,144	$(35,395)	$(19,655)

The accompanying notes are an integral part of these financial statements.

STEVENS RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the six months ended March 31, 2011, and for all periods presented were made.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), codified in FASB ASC Topic 740, on September 9, 2009. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of FIN 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At March 31, 2011, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

STEVENS RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
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

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” codified in FASB ASC Financial Instruments, Topic 825, requires the Company to disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current liabilities qualifying as financial instruments and are reasonable estimates of fair value because of the short period of time between the origination of such instruments and their expected realization.

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

As of March 31, 2011, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Share-Based Expenses

ASC 718 "Compensation - Stock Compensation," codified in SFAS No. 123R, prescribes accounting and reporting standards for all stock-based payments awarded to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, which may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the stock-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

STEVENS RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees," which codified SFAS 123R and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services." Measurement of stock-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the stock-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

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

In order to continue as a going concern, the Company will need, among other things, additional capital. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders to meet its operating expenses and (2), as a last resort, seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to accomplish the plans described in the preceding paragraph and secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

In April 2010, FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. This standard will be adopted effective October 1, 2011.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. This standard will be adopted effective October 1, 2011.

STEVENS RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company intends to adopt the disclosure requirements for any business combinations from October 1, 2011.

In January 2010, FASB issued ASU No. 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This update codifies Emerging Issues Task Force D-110. This standard is not currently applicable to the Company.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements and (4) the transfers between Levels 1, 2 and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In January 2010, FASB issued ASU No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have a material impact to the Company’s financial position or results of operations.

NOTE 3 – STOCKHOLDERS’ DEFICIT

Common stock

The authorized common stock of the Company consists of 75,000,000 shares, with par value of $0.001 per share. On September 28, 2009, the Company issued 2,000,000 shares of its common stock at $0.002 per share for $4,000. The Company also issued 100,000 shares of its common stock at $0.02 per share for $2,000 in professional services.  On January 13, 2010, the Company filed a prospectus pursuant to Rule 424(b)(3) promulgated under the Securities Act of 1933, as amended, as part of the Company’s registration statement on Form S-1 deemed effective by the Securities and Exchange Commission on January 12, 2010. Pursuant to the prospectus, the Company sold 514,000 shares of its common stock at $0.02 per share for $10,280. In June 2010, the Company purchased and cancelled 18,000 shares of its common stock at $0.03 per share for $540. As of March 31, 2011, the Company had 2,596,000 shares issued and outstanding.

Share Transfer

Effective July 13, 2010, Justin Miller, the Company’s former President, Chief Executive Officer, Chief Financial Officer, Treasurer and director, entered into an agreement for the sale and purchase of securities of the Company (the “Agreement”) with Alex Li. In accordance with the terms and provisions of the Agreement, Mr. Miller sold 2,000,000 shares of the Company’s common stock, held of record, or 77.04% of the issued and outstanding common stock of the Company, to Mr. Li in a private transaction intended to be exempt from registration under the Securities Act of 1933, as amended, for $40,000. The shares of common stock are restricted securities. The source of funds used by Mr. Li was personal funds. After giving effect to the Agreement, there was a change in control of the Company.

STEVENS RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 4 – INCOME TAX

The Company does not provide current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses since inception. Under ACS 740 “Income Taxes,” when it is more likely than not that a tax asset cannot be realized through future income, the Company must allow for this future tax benefit. The Company provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the six months ended March 31, 2011, applicable under ACS 740. As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The components of the Company’s deferred tax asset as of March 31, 2011, are as follows:

Net operating loss carry forward	$12,034
Valuation allowance	(12,034)
Net deferred tax asset	$0

A reconciliation of income taxes computed at the 34% statutory rate to the income tax recorded for the six and three months ended March 31, 2011, is as follows:

	Six Months Ended	Three Months Ended
	March 31, 2011
Income tax benefit	$2,426	$997
Valuation allowance	(2,426)	(997)
	$0	$0

The Company did not pay any income taxes during the six and three months ended March 31, 2011. The $35,395 net federal operating loss carry forward will expire in 2031. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other Securities and Exchange Commission filings.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report, we will refer to Stevens Resources, Inc. as “Stevens Resources,” the “Company,” “we,” “us,” and “our.”

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company History

We were incorporated on September 9, 2009, in the State of Nevada, and we have no subsidiaries. We have not generated any revenue to date. We commenced operations as an exploration stage company to explore for mineral properties with a view to exploiting any mineral deposits we discover. We do not hold any investments or interests in mineral properties or real estate, nor do we have any current plans to acquire new investments or interests in mineral properties, but we may consider such acquisitions in the future. We are evaluating other business opportunities as well, which may include a change in control or business combination with an operating company.

Our auditors issued a going concern opinion on our September 30, 2010, financial statements. This means our auditors believe there is substantial doubt that we can continue as an ongoing business for the next 12 months. Our auditors’ opinion is based on the uncertainty of our ability to establish profitable operations. This opinion results from our not having generated any revenues. Accordingly, we must raise cash from sources other than operations. We must raise cash to begin our operations. If we do not produce sufficient cash flow to support our operations over the next 12 months, we will need to raise additional capital by issuing stock for cash in order to continue as a going concern. We have no formal or informal agreements to attain such financing. We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for our operations to continue and any investment made by an investor would be lost in its entirety.

Business Development

To date, our business activities have been limited to completing the registration of our common stock on Form S-1, maintaining our reporting requirements and securing an option to acquire mineral prospects in Stevens County, Washington State. We have qualified for the quotation of our common stock on the Over The Counter Bulletin Board under the ticker symbol “STVS,” but no market currently exists. Investors should be aware there can be no guarantee or assurance that a market will ever develop for our common stock in the future.

Results of Operations for the period from Inception through March 31, 2011

We have not earned any revenues from our incorporation on September 9, 2009, to March 31, 2011. We do not anticipate earning revenues unless we enter into commercial production on a claim or we acquire other businesses or properties, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that, should we commence the exploration stage on a claim, we will discover economic mineralization on such claim, or if minerals are discovered, that we will enter into commercial production.

We incurred operating expenses of $35,395 for the period from our inception on September 9, 2009, to March 31, 2011.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons, our auditors believe there is substantial doubt we will be able to continue as a going concern.

Liquidity and Capital Resources

On September 28, 2009, we issued 2,000,000 shares of our common stock, par value $0.001 per share, at $0.002 per share for $4,000. We also issued 100,000 shares of our common stock at $0.02 per share for $2,000 in professional services.

On January 13, 2010, we filed a prospectus pursuant to Rule 424(b)(3) promulgated under the Securities Act of 1933, as amended, as part of our registration statement on Form S-1 deemed effective by the Securities and Exchange Commission on January 12, 2010. Pursuant to the prospectus, we sold 514,000 shares of our common stock at $0.02 per share for $10,280. In June 2010, we purchased and cancelled 18,000 shares of our common stock at $0.03 per share for $540.

As of March 31, 2011, we had no cash. We have a cumulative net loss of $35,395 since inception. We have not generated any revenues and cannot provide any assurance we will ever generate revenues. We are currently dependent upon raising proceeds in order to continue as a going concern. There can be no guarantee or assurance that we will be able to secure adequate financing within the next three to six months, and failure to do so would result in a complete loss of any investment in the company.

Research and Development

We have not incurred any expense for research and development since inception and do not anticipate any costs or expenses to be incurred for research and development within the next 12 months.

We do not plan any purchase of significant equipment in the next 12 months.

Recently Issued Accounting Pronouncements

In April 2010, FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. This standard will be adopted effective October 1, 2011.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. This standard will be adopted effective October 1, 2011.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We intend to adopt these disclosure requirements for any business combinations from October 1, 2011.

In January 2010, FASB issued ASU No. 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This update codifies Emerging Issues Task Force D-110. This standard is not currently applicable to us.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements and (4) the transfers between Levels 1, 2 and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In January 2010, FASB issued ASU No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have a material impact on our financial position or results of operations.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“US GAAP”). US GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to US GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would have an effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”), who is also our Chief Financial Officer (“CFO”), the Company’s principal executive officer and principal financial officer, of the design and effectiveness of our “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our CEO/CFO concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in disclosure controls and procedures which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment as the Company had only one officer and director; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy. Our CEO/CFO plans to implement appropriate disclosure controls and procedures to remediate these material weaknesses, including (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

Item 1.  Legal Proceedings

We may occasionally become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters that may arise from time to time could have an adverse effect on our business, financial condition or operating results. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 1A.  Risk Factors

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEVENS RESOURCES, INC.
(Registrant)
Date: May 11, 2011	By:	/s/ Alex Li
Alex Li President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer and Chief Financial Officer

† Filed herewith
‡ Furnished herewith