Form 10-Q
period 2011-09-30
Nova Lifestyle, Inc.
filed 2011-11-14
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-177353

NOVA LIFESTYLE, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6541 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,898,267 shares of common stock outstanding as of November 9, 2011.

Nova Lifestyle, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$4,175,068	$985,004
Accounts receivable	12,070,744	5,921,872
Accounts receivable - related party	263,678	565,170
Advance to suppliers	352,201	277,081
Inventory	1,513,444	1,017,704
Other current assets	246,479	175,323
Deferred tax asset	120,093	115,237

Total Current Assets	18,741,707	9,057,391

Noncurrent Assets
Heritage and cultural assets	127,859	--
Plant, property and equipment, net	8,659,805	8,192,937
Construction in progress	--	75,498
Other assets	631,772	--
Goodwill	218,606	--
Intangible assets, net	730,685	471,812

Total Noncurrent Assets	10,368,727	8,740,247

Total Assets	$29,110,434	$17,797,638

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	September 30, 2011	December 31, 2010
	(Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$4,377,464	$1,160,634
Advance from customers	--	25,016
Accrued expenses and other payables	780,423	1,065,421
Taxes payable	635,349	197,785
Due to related party	--	197,776

Total Current Liabilities	5,793,236	2,646,632

Noncurrent Liabilities
Deferred rent payable	55,083	43,169
Deferred tax liability, net	18,329	1,274
Income tax payable	2,586,224	2,368,795

Total Noncurrent Liabilities	2,659,636	2,413,238

Total Liabilities	8,452,872	5,059,870

Contingencies and Commitments

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 17,898,267 and 11,920,000 shares issued and outstanding as of September 30, 2011, and December 31, 2010, respectively	17,898	11,920
Additional paid-in capital	17,074,535	10,900,580
Subscription receivable	(1,950,000)	--
Statutory reserves	6,241	6,241
Accumulated other comprehensive income	2,034,960	1,611,756
Retained earnings	3,473,928	207,271

Total Stockholders' Equity	20,657,562	12,737,768

Total Liabilities and Stockholders' Equity	$29,110,434	$17,797,638

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010

Net Sales (Including sales to related party of $902,638 and $1,154,971 during the nine months ended September 30, 2011 and 2010; and $277,056 and $414,335 during the three months ended September 30, 2011 and 2010, respectively)	$26,079,694	$22,040,134	$11,187,474	$6,945,017

Cost of Sales	18,645,205	16,856,588	7,994,772	5,361,643

Gross Profit	7,434,489	5,183,546	3,192,702	1,583,374

Operating Expenses
Selling expenses	1,216,546	722,119	421,437	246,354
General and administrative expenses	2,187,875	795,379	770,877	279,426

Total Operating Expenses	3,404,421	1,517,498	1,192,314	525,780

Income From Operations	4,030,068	3,666,048	2,000,388	1,057,594

Other Income (Expenses)
Non-operating income	21,719	12,654	11,245	11,950
Foreign exchange transaction gain (loss)	(79,450)	16,890	(18,721)	19,029
Financial expense	(49,821)	(15,849)	(33,499)	(4,085)

Total Other Expenses, Net	(107,552)	13,695	(40,975)	26,894

Income Before Income Tax	3,922,516	3,679,743	1,959,413	1,084,488

Income Tax Expense	655,859	732,108	277,824	219,270

Net Income	3,266,657	2,947,635	1,681,589	865,218

Other Comprehensive Income
Foreign currency translation	423,204	201,567	187,219	135,480

Comprehensive Income	$3,689,861	$3,149,202	$1,868,808	$1,000,698

Basic weighted average shares outstanding	13,451,350	9,685,000	16,431,723	9,685,000
Diluted weighted average shares outstanding	13,522,150	9,685,000	16,641,815	9,685,000

Basic net earnings per share	$0.24	$0.30	$0.10	$0.09
Diluted net earnings per share	$0.24	$0.30	$0.10	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	2011	2010

Cash Flows From Operating Activities
Net Income	$3,266,657	$2,947,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	477,996	273,056
Changes in operating assets and liabilities:
Accounts receivable	(4,903,096)	(3,378,842)
Accounts receivable - related party	250,573	6,940
Advance to suppliers	(62,051)	(1,178,648)
Inventory	325,593	1,474,721
Other current assets	(68,076)	87,429
Accounts payable	1,412,664	721,682
Advance from customers	(25,498)	61,647
Accrued expenses and other payables	(457,172)	119,352
Deferred rent payable	9,873	3,607
Taxes payable	539,340	832,587

Net Cash Provided by Operating Activities	766,803	1,971,166

Cash Flows From Investing Activities
Deposit on factory construction	(617,906)	--
Cash received from acquired subsidiary	141,231	--
Acquisition of Diamond Bar Outdoors, Inc.	(450,000)	--
Acquisition of intangible assets	(200,000)	--
Acquisition of heritage and cultural assets	(125,053)	--
Acquisition of property and equipment	(348,488)	(632,280)
Construction in progress	--	(2,783,614)

Net Cash Used in Investing Activities	(1,600,216)	(3,415,894)

Cash Flows From Financing Activities
Advance to related parties	(1,556,901)	(759,814)
Proceeds from subscription receivable	450,000	--
Repayment from related parties	1,355,314	830,243
Proceeds from private placement	3,859,933	--
Payment for note payable	(80,000)	--
Contribution by cash	--	500,000
Dividend paid	--	(712,370)

Net Cash Provided by (Used in) Financing Activities	$4,028,346	$(141,941)

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	2011	2010

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$(4,869)	$14,178

Net increase (decrease) in cash and cash equivalents	3,190,064	(1,572,491)

Cash and cash equivalents, beginning of the period	985,004	2,172,266

Cash and cash equivalents, ending of the period	$4,175,068	$599,775

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
Income tax payments	$122,746	$61,210

Supplemental Disclosure of Non-Cash Financing Activities

Subscription receivable from sales of common stock	$2,400,000	$--

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

Note 1 – Organization and Description of Business

Nova Lifestyle, Inc. (“Nova Lifestyle”), formerly known as Stevens Resources, Inc., was incorporated in the State of Nevada on September 9, 2009.

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

On June 30, 2011, Nova Lifestyle entered into and consummated a series of agreements that resulted in the acquisition of all of the ordinary shares of Nova Furniture Limited (“Nova Furniture”), a corporation primarily engaged in investment in China and organized on April 29, 2003, under the laws of the British Virgin Islands (“BVI”). Pursuant to the terms of a Share Exchange Agreement and Plan of Reorganization dated June 30, 2011 (the “Share Exchange Agreement”), Nova Lifestyle issued 11,920,000 shares of its common stock to the four designee shareholders of Nova Furniture in exchange for their 10,000 ordinary shares of Nova Furniture, consisting of all of its issued and outstanding capital stock. Concurrently with the Share Exchange Agreement and as a condition thereof, Nova Lifestyle entered into an agreement with its former president and director, pursuant to which he returned 10,000,000 shares of Nova Lifestyle’s common stock to Nova Lifestyle for cancelation in exchange for an unsecured 90-day promissory note of $80,000 bearing interest at 0.46% per annum. The $80,000 was paid in full on August 30, 2011 (see Note 11). Upon completion of the foregoing transactions, Nova Lifestyle had 14,900,000 shares of its common stock issued and outstanding.

For accounting purposes, the transaction described above was treated as a recapitalization of Nova Furniture because Nova Furniture’s shareholders own the majority of Nova Lifestyle’s outstanding common stock following the transaction and exercise significant influence over the operating and financial policies of the consolidated entity, and Nova Lifestyle was a non-operating shell prior to the acquisition. Pursuant to Securities and Exchange Commission (“SEC”) rules, the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered a capital transaction in substance, rather than a business combination.

On June 6, 2003, Nova Furniture formed Nova Furniture (Dongguan) Co., Ltd. (“Nova Dongguan”) as a wholly foreign owned enterprise incorporated in the Guangdong Province of the People’s Republic of China (“China” or the “PRC”) and primarily engaged in the development, manufacture and sale of furniture.

Effective March 8, 2005, the controlling shareholders of Nova Furniture formed Nova Furniture Holdings Limited (“Nova Holdings”) under the laws of the BVI and transferred all of their equity interest in Nova Furniture to Nova Holdings. This transaction was accounted for as a reorganization of entities under common control, with assets and liabilities transferred at their carrying amounts, and the financial statements are presented as if the reorganization had occurred retroactively.

On May 20, 2006, Nova Holdings formed Nova Furniture Macao Commercial Offshore Ltd. (“Nova Macao”) under the laws of Macao. Nova Macao mainly is engaged in furniture trading with products purchased and imported from Nova Dongguan.

On January 3, 2011, Nova Furniture issued an additional 9,998 shares of its capital stock, of which 8,123 shares were issued to Nova Holdings and 1,875 shares were issued to St. Joyal, an unrelated U.S. company incorporated in the State of California and engaged in business development and investment activities. Following this issuance, Nova Holdings held 81.25% and St. Joyal held 18.75% of the equity interests in Nova Furniture. Pursuant to a shareholder agreement, St. Joyal is committed to pay $2.4 million by January 1, 2014, in exchange for its 18.75% equity interest in Nova Furniture. As of September 30, 2011, St. Joyal has paid $0.45 million to the Company and $1.95 million remains outstanding.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

On January 14, 2011, Nova Holdings transferred its equity interest in Nova Macao to Nova Furniture. This transaction was accounted for as a reorganization of entities under common control, with assets and liabilities transferred at their carrying amounts, and the financial statements are presented as if the reorganization had occurred retroactively as of the beginning of the first period presented.

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

On August 31, 2011, Nova Lifestyle acquired all the outstanding capital stock of Diamond Bar Outdoors, Inc. (“Diamond Bar”), a U.S. company incorporated in the State of California, for $0.45 million paid in full at closing. Diamond Bar, doing business as Diamond Sofa, is engaged in the import, marketing and sale of furniture in the U.S. market. Prior to its acquisition by Nova Lifestyle, Diamond Bar was one of the Company’s customers, and upon completion of the foregoing transaction, Diamond Bar became a wholly owned subsidiary of the Company (see Note 18).

Concurrently with the acquisition of Diamond Bar, the Company entered into a trademark purchase and assignment agreement dated August 31, 2011, with St. Joyal for the assignment of all rights, title and interest in certain registered U.S. trademarks for $0.2 million paid in full at the closing. The trademarks are used in the business of Diamond Bar, which previously had licensed the right to use the trademarks from St. Joyal.

The “Company” and “Nova” collectively refer to Nova Lifestyle, the U.S. parent, and its subsidiaries, Nova Furniture, Nova Dongguan, Nova Museum, Nova Macao and Diamond Bar.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to such rules and regulations. However, the accounting policies used in preparing these unaudited consolidated financial statements are consistent with those described in the Company’s December 31, 2010, audited consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the December 31, 2010, audited consolidated financial statements and footnotes. The results for the nine months ended September 30, 2011, are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

The functional currency of Nova Lifestyle, Nova Furniture, Nova Macao and Diamond Bar is the United States Dollar (“$” or “USD”). Prior to 2011, the functional currency of Nova Macao was the Macau Pataca (“MOP”). The functional currency of Nova Dongguan and Nova Museum is the Chinese Yuan Renminbi (“RMB”). The accompanying financial statements have been translated and presented in USD.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Nova Lifestyle, Nova Furniture, Nova Dongguan, Nova Museum, Nova Macao and Diamond Bar. All significant inter-company accounts and transactions were eliminated in consolidation.

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

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

Business combination

For a business combination with acquisition date on or after January 1, 2009, the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree were recognized at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, were recognized at the full amounts of their fair values. In a bargain purchase in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, that excess in earnings was recognized as a gain attributable to the Company.

Deferred tax liability and asset were recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 740-10.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company did not record an allowance for bad debts as of September 30, 2011, and December 31, 2010, respectively.

Inventories

Inventories are stated at the lower of cost or market value with cost determined on a weighted average basis, which approximates the first-in first-out method. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company did not record any provision for write-downs of inventory at September 30, 2011, and December 31, 2010.

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

Building and workshops	20 years
Computer and office equipment	5 years
Museum decoration and renovation	10 years
Machinery	10 years
Autos	5 years

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2011, and December 31, 2010, there were no significant impairments of its long-lived assets.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products in development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense was $106,343 and $54,110 for the nine months ended September 30, 2011 and 2010, respectively, and $41,668 and $18,801 for the three months ended September 30, 2011 and 2010, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provisions. For the interim period’s income, this rate differs from the statutory rate primarily as a result of the tax-exempt status of Nova Macao of approximately $(1,029,000) and ASC 740-10 Uncertain Tax Position of approximately $78,000.

On June 30, 2011, after the reverse acquisition of Nova Furniture, Nova Lifestyle became the U.S. holding company of Nova Furniture, Nova Dongguan, Nova Museum and Nova Macao. On August 31, 2011, Nova Lifestyle acquired all the outstanding capital stock of Diamond Bar. Both Nova Lifestyle and Diamond Bar are subject to U.S. corporate income tax.

Nova Furniture was incorporated in the BVI and there is no income tax for a company domiciled in the BVI. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to the BVI tax jurisdiction where Nova Furniture is domiciled.

Nova Dongguan and Nova Museum are governed by the PRC Enterprise Income Tax Law concerning private-run enterprises and subject to a 25% corporate income tax. Nova Macao is an income tax-exempt entity incorporated and domiciled in Macao. Nova Museum is subject to a 25% corporate income tax in its first year and allowed to apply for tax-exempt status in the second year following its incorporation.

During the nine months ended September 30, 2011, the Company recorded an income tax expense of approximately $656,000. During the nine months ended September 30, 2010, the Company recorded an income tax expense of approximately $732,000.

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

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

Nova Dongguan is subject to taxation in the PRC. Nova Dongguan’s PRC income tax returns are generally not subject to examination by the tax authorities for tax years before 2006. With a few exceptions, the tax years 2006-2010 remain open to examination by tax authorities in the PRC.

China's Corporate Income Tax Law ("CIT Law"), together with its Implementation Regulations, effective as of January 1, 2008, introduced a set of anti-avoidance measures in Chapter 6 - Special Tax Adjustments. In January 2009, the State Administration of Taxation issued Circular of the State Administration of Taxation on the Issuance of the Implementation Measure of Special Tax Adjustments (“Circular 2”). The regulation is applied retrospectively for tax years beginning after January 1, 2008. Article 3 of Circular 2 states that in respect of transfer pricing administration, relevant tax authorities shall examine business transactions between enterprises and their related parties (“related-party transactions”) and evaluate whether they are conducted on an arm’s-length basis, in addition to conducting investigations and making adjustments, as required under Chapter 6 of the CIT Law and Article 36 of the Tax Collection Law.

The significant uncertain tax position arose from the transfer pricing between Nova Dongguan and Nova Macao, wherein the Company determined that the gross profit generated by Nova Dongguan from sales to Nova Macao was materially different from profits generated from sales to third parties. The statute of limitations for transfer pricing issues is 10 years from the tax year in which the transfer pricing issue arises pursuant to PRC tax law.

A reconciliation of the January 1, 2010, through September 30, 2011, amount of unrecognized tax benefits excluding interest and penalties ("Gross UTB") is as follows:

Gross UTB

Beginning Balance - January 1, 2010	$1,346,203

Increase in unrecorded tax benefits taken in 2010	771,976
Exchange rate adjustment - 2010	71,015

Ending Balance - December 31, 2010	2,189,194

Increase in unrecorded tax benefits taken in 2011	39,356
Exchange rate adjustment – 2011	92,254

Ending Balance – September 30, 2011	$2,320,804

At September 30, 2011, and December 31, 2010, the Company had cumulatively accrued approximately $253,000 and $175,000, respectively, for estimated interest and penalties related to uncertain tax positions. The Company recorded interest and penalties related to unrecognized tax positions as a component of income tax expense, which totaled approximately $78,000 and $61,000 for the nine months ended September 30, 2011 and 2010, respectively, and approximately $56,000 and $37,000 for the three months ended September 30, 2011 and 2010, respectively. If recognized, the entire balance of unrecognized tax benefits as of September 30, 2011, would affect the Company’s effective tax rate. The Company anticipates no significant change to the total amount of unrecognized tax benefits as of September 30, 2011, within the next 12 months.

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

Sales revenue represents the invoiced value of goods, net of value-added taxes (“VAT”). All of the Company’s products sold in China are subject to the PRC VAT of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials purchased in China and included in the cost of producing the finished product. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

Franchise Arrangements

In 2010, the Company began entering into area product franchise agreements with customers who operate specialty furniture stores carrying only Nova-branded products. The product franchise agreement provides for the franchisee to retail Nova-brand furniture products for a period of one year from the date of the agreement. The franchisee is required to pay a deposit of RMB 30,000 at the signing of the agreement, which is used as payment for future purchases and is deferred on the Company’s balance sheet as a customer deposit. The franchisee is required to guarantee a minimum purchase amount from the Company during the contract period. The Company has the right to terminate the agreement should the franchisee fail to meet the minimum purchase amounts. The Company provides the franchisee with store images and designs, signage, floor plan product information and training. In addition, the Company will rebate a per square meter subsidy to the franchisee for the store build-out within six months from the agreement date. The franchisee earns 30% of the rebate on its initial purchase from the Company and then at a rate of 5% of each subsequent purchase until fully refunded or six months from the agreement date, whichever is earlier. At September 30, 2011, and December 31, 2010, the Company had franchising subsidy payable of $192,767 and $121,914, respectively. In accordance with ASC 605-50, as the Company does not receive an identifiable benefit from these rebates, the rebates are recorded as a reduction of revenue on sales to the franchisee.

Cost of Sales

Cost of sales consists primarily of material costs, labor costs and related overhead that are directly attributable to the production of the products. Write-down of inventory to the lower of cost or net realizable value is also recorded in the cost of sales.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the nine months ended September 30, 2011 and 2010, shipping and handling costs were $336,568 and $396,085, respectively, and during the three months ended September 30, 2011 and 2010, shipping and handling costs were $118,626 and $111,247, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $311,550 and $49,893 for the nine months ended September 30, 2011 and 2010, respectively, and $85,758 and $26,743 for the three months ended September 30, 2011 and 2010, respectively.

Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

The following table presents a reconciliation of basic and diluted earnings per share for the nine and three months ended September 30, 2011 and 2010:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Net income	$3,266,257	$2,947,635	$1,681,589	$865,218

Weighted average shares outstanding - basic	13,451,350	9,685,000	16,431,723	9,685,000
Effect of dilutive securities:
Unexercised warrants and options	70,800	-	210,092	-
Weighted average shares outstanding - diluted	13,522,150	9,685,000	16,641,815	9,685,000

Earnings per share - basic	$0.24	$0.30	$0.10	$0.09
Earnings per share - diluted	$0.24	$0.30	$0.10	$0.09

At September 30, 2011 and 2010, the Company had no options to purchase shares of common stock outstanding and warrants to purchase 899,480 and 0 shares of common stock were outstanding and exercisable, respectively (see Note 15).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of the financial condition and payment practices of its customers to minimize collection risk on accounts receivable.

The operations of the Company are located principally in China. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in China, as well as by the general state of the PRC economy.

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Goodwill

Goodwill is the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC Topic 350, “Intangibles-Goodwill and Other,” goodwill is not amortized but is tested for impairment, annually or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its fair value, with the fair value of the reporting unit determined using discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. As of September 30, 2011, the Company concluded there was no impairment of goodwill.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

As of September 30, 2011, and December 31, 2010, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in USD. The functional currency of Nova Dongguan and Nova Museum is RMB, and, prior to 2011, the functional currency of Nova Macao was MOP. The functional currencies of the Company’s foreign operations are translated into USD for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the weighted-average exchange rate during the fiscal year. The translation adjustments are recorded as a separate component of stockholders’ equity, captioned “Accumulated other comprehensive income.” Gains and losses resulting from transactions denominated in foreign currencies are included in “Other income (expenses)” in the condensed consolidated statements of income and comprehensive income. There have been no significant fluctuations in the exchange rate for the conversion of RMB to USD or MOP to USD after the balance sheet date.

The RMB to USD exchange rates in effect as of September 30, 2011, and December 31, 2010, were RMB6.3549 = USD$1.00 and RMB6.6227 = USD$1.00, respectively. The weighted average RMB to USD exchange rates in effect for the nine months ended September 30, 2011 and 2010, were RMB6.4975 = USD$1.00 and RMB6.8068 = USD$1.00, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of the People’s Republic of China.

The MOP to USD exchange rate in effect as of December 31, 2010, was MOP8.1633 = USD$1.00. The weighted average MOP to USD exchange rate in effect for the nine months ended September 30, 2010, was MOP8.1589 = USD$1.00. The exchange rates used in translation from MOP to USD were published by OANDA Rates.

Comprehensive Income (Loss)

The Company follows FASB ASC 220 “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the nine months ended September 30, 2011 and 2010, included net income and foreign currency translation adjustments.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

Management determined that the Company’s operations constitute a single reportable segment in accordance with ASC 280. The Company operates exclusively in one business and industry segment: the design, manufacture and sale of furniture. All of the Company’s long-lived assets for production are located in its facilities in Dongguan, Guangdong Province, China, and operate within the same environmental, safety and quality regulations governing furniture manufacturers. The Company established Nova Macao, and acquired Diamond Bar for the purpose of marketing and selling the Company’s products. As a result, management views the business and operations of Nova Dongguan, Nova Macao and Diamond Bar as a blended gross margin when determining future growth, return on investment and cash flows. Nova Museum, a non-profit organization engaged principally in the promotion and dissemination of the culture and history of furniture in China, has no operation or substantial assets other than its decorations and renovation, and the heritage and cultural assets for the purpose of exhibition only.

Accordingly, management concluded that the Company had one reportable segment under ASC 280 because: (i) the Company’s products sold through Nova Dongguan, Nova Macao and Diamond Bar are created with similar production processes, in the same facilities, under the same regulatory environment and sold to similar customers using similar distribution systems; (ii) Diamond Bar is a U.S. furniture distributor based in California but operates under the same senior management of Nova Dongguan and Nova Macao, and management views the operations of Nova Dongguan, Nova Macao and Diamond Bar as a whole for making business decisions; and (iii) although Nova Museum is principally engaged in the dissemination of the culture and history of furniture in China, it also serves a function of promoting and marketing the Company’s image and products by providing a platform and channel for consumers to be exposed to the Company and its products, it is operated under the same management with the same resources and in the same location as Nova Dongguan, and it is an additive and supplemental unit to the Company’s main operations, the manufacture and sale of furniture.

New Accounting Pronouncements

In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The Company does not intend to adopt this ASU No. 2011-08 before September 15, 2011, and does not expect it to have a material impact on the Company’s consolidated financial position and results of operations.

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

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which is not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

Note 3 - Inventory

Inventory consisted of finished goods and raw material at September 30, 2011, and December 31, 2010, as follows:

	2011	2010
Finished goods	$1,398,889	$282,335
Raw material	34,262	160,302
Work in progress	80,293	575,067

	$1,513,444	$1,017,704

Note 4 - Heritage and cultural assets

As of September 30, 2011, Nova Museum had heritage and cultural assets of $127,859, consisting principally of collectibles and antiques for exhibition. Depreciation need not be provided on heritage assets that have indefinite lives and no reduction in their value with the passage of time; however, the carrying amount of the heritage and cultural assets should be reviewed when there is evidence of impairment in accordance with ASC 360-10.

Note 5 - Plant, Property and Equipment, Net

As of September 30, 2011, and December 31, 2010, plant, property and equipment consisted of the following:

	2011	2010
Building and workshops	$7,539,714	$7,197,084
Office equipment	438,623	269,916
Automobiles	342,872	293,452
Machinery	2,620,549	2,397,658
Museum decoration and renovation	280,136	-
Less: Accumulated depreciation	(2,562,089)	(1,965,173)

	$8,659,805	$8,192,937

Depreciation expense was $467,173 and $265,110 for the nine months ended September 30, 2011 and 2010, respectively, and $160,662 and $94,095 for the three months ended September 30, 2011 and 2010, respectively.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

Note 6 - Intangible Assets

Intangible assets consisted of land use right, trademark and customer relationship. All land in the PRC is government-owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company acquired the right to use land in Dongguan, Guangdong Province, China, in 2004 for 50 years and is amortizing such rights on a straight-line basis for 50 years.

The Company acquired a customer relationship with a fair value of $50,000 on August 31, 2011, as part of its acquisition of Diamond Bar. Concurrently with its acquisition of Diamond Bar, the Company entered into a trademark purchase and assignment agreement for all rights, title and interest in two registered U.S. trademarks (Diamond Sofa and Diamond Furniture) for $200,000 paid in full at the closing. Amortization of customer relationship and trademark is provided using the straight-line method and estimated lives were 5 and 10 years.

Intangible assets consisted of the following at September 30, 2011, and December 31, 2010, respectively:

	2011	2010
Land use right	$567,340	$544,399
Customer relationship	50,000	-
Trademark	200,000	-
Less: Accumulated amortization	(86,655)	(72,587)

Net	$730,685	$471,812

Amortization of intangible assets was $10,823 and $7,945 for the nine months ended September 30, 2011 and 2010, respectively, and $5,311 and $2,663 for the three months ended September 30, 2011 and 2010, respectively. Annual amortization expense for the next five years from September 30, 2011, is expected to be approximately $41,100, $41,100, $41,100, $41,100 and $40,300, respectively.

Note 7 - Construction in Progress

Construction in progress represented the factory construction project, which was commenced in 2009. The project was substantially completed in 2010 and passed the required PRC government inspection. The Company received the official property certificate for the completed factory in 2011. At September 30, 2011 and December 31, 2010, the Company has construction in progress $0 and $75,498, respectively.

Note 8 - Other Current Assets

Other current assets consisted of following at September 30, 2011, and December 31, 2010, respectively:

	2011	2010
Other receivables	$36,547	$126,394
Prepaid expenses	209,932	48,929
Total	$246,479	$175,323

Other receivables represented cash advances to employees and advertising and exhibition deposits. Prepaid expense included prepayments for insurance, advertising and other expense.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

Note 9 - Other Noncurrent Assets

Other noncurrent assets of $631,772 at September 30, 2011, represented the refundable deposit to an independent contractor for the phase II factory construction project. Total cost of this project is estimated to be $6,155,000. The Company is currently in the process of getting the approval of construction from the related PRC authority, and construction is anticipated to commence within one month from the receipt of such approval. This project is expected to be completed within 18 months from the commencement of the construction.

Note 10 - Major Customers and Vendors

One and two major customers accounted for 28% and 65% (43% and 22% for each) of the Company’s sales for the nine months ended September 30, 2011 and 2010, respectively. One and two major customers accounted for 23% and 59% (34% and 25% for each) of the Company’s sales for the three months ended September 30, 2011 and 2010, respectively. Accounts receivable from these customers amounted to $1,353,453 and $1,279,359 as of September 30, 2011, and December 31, 2010, respectively.

The Company purchased its products from one major vendor during the nine months ended September 30, 2011 and 2010, accounting for 12% and 33% of the purchases, respectively. Three and one major vendor accounted for 42% (17%, 15% and 10%) and 27% of purchases made during the three months ended September 30, 2011 and 2010, respectively. Accounts payable to these vendors were $1,237,516 and $0 as of September 30, 2011, and December 31, 2010, respectively.

Note 11 - Note Payable

On June 30, 2011, the Company entered into an agreement with its former president and director concurrently with the Share Exchange Agreement and Plan of Reorganization described in Note 1, pursuant to which he returned 10,000,000 shares of the Company’s common stock to the Company for cancelation in exchange for $80,000. The $80,000 was a 90-day note bearing interest at 0.46% per annum payable to the former shareholder. The $80,000 was paid in full on August 30, 2011, and the former shareholder irrevocably waived the outstanding interest obligations of the Company under the note.

Note 12 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following at September 30, 2011, and December 31, 2010, respectively:

	2011	2010
Other payables	$128,569	$151,182
Salary payable	336,667	669,710
Franchising subsidy	192,768	121,914
Accrued expenses	122,419	122,615

Total	$780,423	$1,065,421

Accrued expenses represented accrued utility and freight expenses. Other payables represented payables to contractors, vendors other than for material purchase, and deposit from customers for purchase. Franchising subsidy represented the accrued amount the Company will pay to its franchisees as a rebate to support their franchise store decoration expense.

Note 13 - Related Party Transactions

At September 30, 2011, and December 31, 2010, the Company had $0 and $197,776 due to related party, which was an advance for the Company’s operating needs from a shareholder. This $197,776 advance bore no interest, was payable upon demand and was unsecured.

The Company’s president, Ms. Lam, was the co-founder of KTY International Inc. (“KTY”) (DBA: Diamond Sofa), a former customer of the Company until September 2010, at which time KTY ceased doing business with the Company. Ms. Lam subsequently became the Chief Executive Officer of Diamond Bar in October 2010, which had acquired the business of Diamond Sofa. The Company appointed Ms. Lam its president and director on June 30, 2011, and, as of such appointment date, Ms. Lam had no ownership interest in Diamond Sofa or Diamond Bar. The Company acquired all the outstanding capital stock of Diamond Bar on August 31, 2011 (see Note 18). During the nine months ended September 30, 2011 and 2010, Diamond Sofa accounted for the Company’s sales of $0 and $1,154,971, respectively, of the Company’s sales. During the three months ended September 30, 2011 and 2010, Diamond Sofa accounted for $0 and $414,335, respectively, of the Company’s sales. During the nine months ended September 30, 2011 and 2010, Diamond Bar accounted for $902,638 and $0, respectively, of the Company’s sales. During the three months ended September 30, 2011 and 2010, Diamond Bar accounted for $277,056 and $0, respectively, of the Company’s sales. The accounts receivable from Diamond Sofa and Diamond Bar was $263,678 and $565,170 at September 30, 2011, and December 31, 2010, respectively.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

Note 14 - Deferred Rent Payable

Deferred rent payable represented supplemental payments the Company must pay to the residents who originally lived on the land in Dongguan, Guangdong Province, China, on which the Company acquired land use rights for commercial use. The Company was required to pay an annual amount at RMB 800 per mu (or RMB 666.67 per square meter) for a total of 60 mu (or 40,000 square meters) starting from 2003 for 60 years. The price increases 10% every 5 years. The Company recorded such expense on a straight-line basis. During the nine months ended September 30, 2011 and 2010, the Company recorded expense of $9,873 and $3,607, respectively. During the three months ended September 30, 2011 and 2010, the Company recorded expense of $3,335 and $1,209, respectively. As of September 30, 2011, and December 31, 2010, the Company has $55,083 and $43,169 deferred rent payable, respectively.

Note 15 - Stockholders’ Equity

Private Placement in August 2011

On August 18, 2011, the Company completed a private placement pursuant to which it sold 2,998,267 units, each such unit consisting of 1 share of its common stock and a warrant to purchase 15% of 1 share of its common stock, at $1.50 per unit for $4.5 million (net proceeds of $3.86 million). The warrants are immediately exercisable, expire on the third anniversary of their issuance and entitle the holders to purchase 449,740 shares of the Company’s common stock at $2.00 per share. The Company may call the warrants at $4.00 per share at any time after: (i) a registration statement registering the common stock underlying the warrants becomes effective; (ii) the common stock is listed on a national securities exchange; and (iii) the closing price of the common stock equals or exceeds $4.00. The Company paid the placement agent in the private placement commissions consisting of $449,740 and warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 449,740 shares of our common stock.

The warrants issued in this private placement are exercisable for a fixed number of shares, solely redeemable by the Company and not redeemable by the warrant holders. Accordingly, these warrants are classified as equity instruments. The Company accounted for the warrants issued in the private placement based on the fair value method under ASC Topic 505, and the fair value of the warrants was calculated using the Black-Scholes model under the following assumptions: estimated life of 3 years, volatility of 69%, risk-free interest rate of 0.33% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The fair value of the warrants issued to investors at grant date was $178,077, and the fair value of the warrants issued to the placement agent at grant date was $178,077.

Following is a summary of the warrant activity:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Granted	899,480	$2.00	2.88
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at September 30, 2011	899,480	$2.00	2.88
Exercisable at September 30, 2011	899,480	$2.00	2.88

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

Contribution by Shareholders

On January 3, 2011, Nova Furniture issued 9,998 shares, of which 8,123 shares were issued to Nova Holdings and 1,875 shares were issued to St. Joyal. Following this issuance, Nova Holdings held 81.25% and St. Joyal held 18.75% of the equity interests in Nova Furniture. Pursuant to a shareholder agreement, St. Joyal is committed to pay $2.4 million by January 1, 2014, in exchange for its 18.75% equity interest in Nova Furniture. As of September 30, 2011, St. Joyal has paid $0.45 million to the Company and $1.95 million remains outstanding.

Dividend declared and paid

Nova Furniture, prior to its reverse merger with Nova Lifestyle, declared and paid dividends of $0 and $712,370 to its shareholders from Nova Macao’s net income for the nine months ended September 30, 2011 and 2010, respectively.

Note 16 - Statutory Reserves

As a U.S. holding company, the Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries, Nova Dongguan and Nova Macao, only out of the subsidiary’s retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Company’s PRC subsidiaries. Pursuant to the corporate laws of the PRC and Macao, including the PRC Regulations on Enterprises with Foreign Investment, Nova Dongguan and Nova Macao are only required to maintain one statutory reserve by appropriating from after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. As a result of the PRC laws and regulations described following that require such annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as a general statutory reserve fund, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company as a dividend.

Surplus Reserve Fund

Nova Dongguan and Nova Macao are required to transfer 10% of net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the subsidiary’s registered capital. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholdings or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issuance is not less than 25% of the registered capital.

At September 30, 2011, and December 31, 2010, Nova Macao had surplus reserve of $6,241, representing 50% of its registered capital. Nova Dongguan did not make any surplus reserve due to its accumulated deficit.

Common Welfare Fund

The common welfare fund is a voluntary fund to which Nova Dongguan and Nova Macao can elect to transfer 5% to 10% of its net income. This fund can only be utilized on capital items for the collective benefit of the subsidiary’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. Nova Dongguan and Nova Macao do not participate in this voluntary fund.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

Note 17 - Geographical Sales

Geographical distribution of sales consisted of the following at September 30, 2011 and 2010, respectively:

	For nine months ended September 30,		For three months ended September 30,
Geographical Areas	2011	2010	2011	2010
China	$7,639,488	$6,415,507	$2,685,583	$2,440,580
North America	8,836,430	2,446,389	5,058,940	784,008
Asia	485,839	1,122,096	177,949	252,020
Europe	7,540,789	10,496,171	2,631,431	2,861,123
Australia	590,796	616,745	283,540	203,999
Hong Kong	376,725	679,607	148,600	266,870
Other countries	609,627	263,619	201,432	136,417

	$26,079,694	$22,040,134	$11,187,475	$6,945,017

Note 18 - Acquisition and Unaudited Pro Forma Information

On August 31, 2011, Nova Lifestyle acquired all the outstanding capital stock of Diamond Bar for $0.45 million paid in full at the closing pursuant to a stock purchase agreement entered into with the sole shareholder of Diamond Bar. Diamond Bar, doing business as Diamond Sofa, is engaged in the import, marketing and sale of furniture in the U.S. market.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. The fair values of the assets acquired and liabilities assumed at agreement date were used for the purpose of purchase price allocation. The excess of the purchase price over the fair value of the net assets acquired of $218,606 was recorded as goodwill.

Cash	$141,231
Accounts receivable	986,145
Inventory	786,776
Property and equipment	164,913
Customer relationship	50,000
Goodwill	218,606
Accounts payable	(1,742,540)
Other payable and accrued expenses	(138,131)
Deferred tax liability	(17,000)
Purchase price	$450,000

Revenue and net income of Diamond Bar included in the consolidated income statement for the one month ended September 30, 2011, was $1,041,684 and $32,149, respectively.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

The following unaudited pro forma consolidated results of operations for Nova Lifestyle and Diamond Bar for the nine and three months ended September 30, 2011 and 2010, presents the operations of Nova Lifestyle and Diamond Bar as if the acquisition of Diamond Bar occurred on January 1, 2011 and 2010. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	For nine months ended September 30,		For three months ended September 30,
	2011	2010	2011	2010
Net sales	$30,627,291	$22,009,496	$12,462,962	$7,222,544

Net income	$3,147,306	$2,889,811	$1,640,614	$857,563

Basic weighted average shares outstanding	13,451,350	9,685,000	16,431,723	9,685,000
Diluted weighted average shares outstanding	13,522,150	9,685,000	16,641,815	9,685,000

Basic net earnings per share	$0.23	$0.30	$0.10	$0.09
Diluted net earnings per share	$0.23	$0.30	$0.10	$0.09

Note 19 - Commitments and Contingencies

Rents

Nova Macao leased an office in Macao under a one-year, automatically renewable lease agreement on May 1, 2010, with an expiration date of April 30, 2011. The monthly rent under this lease was approximately $1,100 (HKD 9,000). The lease agreement renews automatically on an annual basis on its anniversary date. On May 1, 2011, the lease agreement renewed automatically with an expiration date of April 30, 2012. As of September 30, 2011, future rental payment of remaining period until expiration under this operating lease is approximately $11,000. Total rental expense was $10,396 and $10,296 for the nine months ended September 30, 2011 and 2010, respectively, and $3,465 and $3,409 was for the three months ended September 30, 2011 and 2010, respectively.

On August 6, 2011, Diamond Bar leased a warehouse and office in California, U.S., under a three-year renewable lease agreement. The monthly rent under this lease was $38,100. Total rental expense since the Company acquired Diamond Bar was $38,100 for nine and three months ended September 30, 2011.

On January 1, 2011, Diamond Bar leased a show room in Las Vegas, Nevada, under a three-year, renewable lease agreement. The monthly rent was $3,949. Total rental expense since the Company acquired Diamond Bar was $7,898 for the nine and three months ended September 30, 2011.

Capital Contribution

Nova Dongguan’s total registered capital is $20 million. As of September 30, 2011, and December 30, 2010, Nova Dongguan has received $11.89 and $10.90 million in capital contributions, respectively. The remaining $8.11 million of additional capital contribution is due by November 16, 2011. The Company is in the process of applying for an extension of the payment period, as allowed by PRC regulations for foreign-invested enterprises. The Company also may apply for a reduction of the registered capital requirement. If the Company does not receive an extension or reduction of registered capital, and is unable to make the required capital contribution to registered capital, Nova Dongguan may be subject to a negotiated penalty related to the unsatisfied portion of registered capital.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

On June 30, 2011, the Company entered into a one-year employment agreement with Thanh H. Lam to serve as the Company’s president. The agreement, as amended effective as of September 1, 2011, provides for an annual salary of USD$80,000 and an annual bonus at the sole discretion of the Board, or any committee duly designated by the Board and authorized to act.

Note 20 - Operating Risks

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments in China and foreign currency exchange. The Company’s results may be adversely affected by changes in PRC government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company’s sales, purchase and expense transactions in China and Macao are denominated in RMB and MOP (prior to 2011), respectively, and all of the assets and liabilities of the Company’s subsidiaries in China and Macao are also denominated in RMB and MOP (prior to 2011), respectively. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

Note 21 - Subsequent Events

The Company has evaluated events that occurred subsequent to September 30, 2011, and through the date the financial statements were issued. Management has concluded that no subsequent events required disclosure in these financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a residential furniture marketing and logistics company offering sourcing and manufacturing of modern home furniture for today’s middle class, urban consumer in diverse markets worldwide. We market and develop matching furniture collections and upscale luxury pieces for the living room, dining room, bedroom and home office. Our product offerings feature distinctive urban contemporary styles appealing to lifestyle-conscious middle and upper middle-income consumers. Our products, which target the medium and upper-medium price ranges, are sold in the U.S., China, Europe, Australia and to other markets worldwide. In China, we sell products under our brands through franchise stores to China’s growing middle class. As of September 30, 2011, we have 60 franchise stores established and strategically located in cities across China. In the U.S. and international markets, we offer products designed and manufactured in our facilities or sourced from third party manufacturers principally to private label retailers and furniture distributors. We also sell products to the U.S. market under our Diamond Sofa brand since August 31, 2011. Our logistics, manufacturing and delivery capabilities provide our customers with the flexibility to select from our extensive furniture collections in their respective shipments. Our experience developing and marketing products for international markets has enabled us to develop the scale, logistics, marketing, manufacturing efficiencies and design expertise that serves as the foundation for us to expand aggressively into the highly attractive U.S. and China markets.

We are a U.S. holding company with no material assets other than the ownership interests of our wholly owned subsidiaries through which we market, design, manufacture and sell residential furniture worldwide: Nova Furniture (Dongguan) Co., Ltd., Nova Furniture Macao Commercial Offshore Limited and Diamond Bar Outdoors, Inc., which we refer to as Nova Dongguan, Nova Macao and Diamond Bar or Diamond Sofa, respectively. Nova Dongguan is a wholly foreign-owned enterprise and was incorporated on June 6, 2003, under the laws of the People’s Republic of China, which we refer to as China or the PRC. Nova Macao was organized on May 20, 2006, under the laws of Macao. Nova Dongguan and Nova Macao are wholly owned subsidiaries of Nova Furniture Limited, which we refer to as Nova Furniture, our wholly owned subsidiary organized under the laws of the British Virgin Islands on April 29, 2003. We acquired Nova Furniture pursuant to a share exchange agreement on June 30, 2011. Diamond Sofa is a California corporation organized on June 15, 2000, which we acquired pursuant to a stock purchase agreement on August 31, 2011. On March 17, 2011, Nova Dongguan organized Nova Dongguan Chinese Style Furniture Museum, or Nova Museum, as a non-profit organization under the laws of the PRC engaged in the promotion of the culture and history of furniture in China.

Nova Dongguan markets and sells our products in China to stores in our franchise network and to wholesalers and agents for domestic retailers and exporters. Nova Dongguan also provides the design expertise and facilities to manufacture our branded products and products for international markets under original design manufacturer and original equipment manufacturer agreements. Nova Macao is a trading company, importing, marketing and selling products designed and manufactured by Nova Dongguan and third party manufacturers for the U.S. and international markets. We are expanding the operations of Nova Macao to move oversight of manufacturing operations from Nova Dongguan, and we anticipate completing this transition process by the end of 2012. Diamond Sofa markets and sells products manufactured by Nova Dongguan and third party manufacturers under the Diamond Sofa brand to distributors and retailers principally in the U.S. market. In connection with our plans to increase the number of stores in our franchise network in China and expand our direct sales to the U.S. and other international markets, we anticipate undertaking a corresponding expansion of our facilities and production capacity at our Nova Dongguan facilities beginning in 2012. This planned expansion will include a new logistics center for the distribution of our products in China and an estimated production capacity increase of 20% principally for sofa manufacturing. We also anticipate establishing a logistics center in the U.S. in 2012 in connection with a planned expansion of Diamond Sofa’s distribution capacity. We intend to meet our liquidity requirements, including capital expenditures related to the expansion of our manufacturing facilities and production capacity, purchase of raw materials and the expansion of our business, through cash flow provided by operations, the proceeds from our recent private placement and funds raised through future offerings of our securities, if and when we determine such offerings are required.

Significant factors that we believe could affect our operating results are the (i) cost of raw materials; (ii) prices of our products to our international retailer and wholesaler customers and their markup to end consumers; (iii) consumer acceptance of our new brands and product collections; and (iv) general economic conditions in the U.S., China and other international markets. We have experienced and anticipate continued fluctuation in raw material costs as a result of world economic conditions, such as the price of stainless and carbon steel. We normally can pass the raw material cost increase to our customers, but there may be a time lag as we renegotiate pricing with our customers on existing products and introduce new product collections. We attempt to mitigate short-term risks of raw material price swings by purchasing some raw materials in advance based on forecasted production needs. In addition, we are less susceptible to these short-term raw material pricing risks in the China retail market because we reserve the right under our product franchise agreements to adjust with one month’s notice our wholesale and retail product pricing based on raw material price fluctuations. We believe most of our customers are willing to pay us higher prices for our high quality and stylish products, timely delivery and strong production capacity, which we expect will allow us to maintain high gross profit margins for our products. We continue to diversify our product offerings by introducing brands and product collections exclusively for China at different price points, acquiring the Diamond Sofa brand in the U.S. market and developing higher-end products for the U.S. and international markets. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites also should allow us to maintain our high gross profit margins. We believe we will benefit from a number of favorable recent economic trends, including reports by the International Monetary Fund in its April 2011 “World Economic Outlook” that worldwide Gross Domestic Product grew 5.0% in 2010 and is anticipated to grow an additional 4.4% in 2011, with real growth in furniture demand for the world’s top 70 countries forecasted at 3.3% in 2011 according to the “World Furniture Outlook 2011” issued by the Centre for Industrial Studies. We believe that our expansion of direct sales in China and the U.S. will have a positive impact on our net sales and net income, while helping to diversify our customer base and end consumer markets.

Critical Accounting Policies

While our significant accounting policies are described more fully in Note 2 to our consolidated financial statements for the nine months ended September 30, 2011 and 2010, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the U.S., or U.S. GAAP, for Nova Lifestyle and its subsidiaries, Diamond Bar, Nova Furniture, Nova Dongguan, Nova Macao and Nova Museum. The functional currency of Nova Lifestyle, Diamond Bar, Nova Furniture and Nova Macao is U.S dollars, or USD. Prior to 2011, the functional currency of Nova Macao was the Macau Pataca, or MOP. The functional currency of Nova Dongguan and Nova Museum is Chinese Yuan Renminbi, or RMB. The accompanying financial statements have been translated and presented in USD.

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

Sales revenue represents the invoiced value of goods, net of value-added taxes, or VAT. All of our products sold in China are subject to VAT of 17% of the gross sales price. This VAT may be offset by VAT paid by us on raw materials and other materials purchased in China and included in the cost of producing the finished product. We recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid when we act as an agent for the PRC government.

Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in USD. The functional currency of our wholly owned PRC subsidiaries, Nova Dongguan and Nova Museum, is RMB. The functional currency of Nova Macao prior to 2011 was MOP and, as of January 1, 2011, USD. The functional currencies of our foreign operations are translated into USD for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the weighted-average exchange rate during the fiscal year. The translation adjustments are recorded as a separate component of stockholders’ equity, captioned “Accumulated other comprehensive income.” Gains and losses resulting from transactions denominated in foreign currencies are included in “Other income (expenses)” in the consolidated statements of income and comprehensive income. There have been no significant fluctuations in the exchange rate for the conversion of RMB and MOP to USD after the balance sheet date.

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

Management determined that our operations constitute a single reportable segment in accordance with ASC 280. We operate exclusively in one business: the design, manufacture and sale of furniture. All of our long-lived assets for production are located in our facilities in Dongguan, Guangdong Province, China, and operate within the same environmental, safety and quality regulations governing furniture manufacturers. We established Nova Macao and acquired Diamond Bar for the purpose of marketing and selling our products. As a result, management views the business and operations of Nova Dongguan, Nova Macao and Diamond Bar as a blended gross margin when determining future growth, return on investment and cash flows. Nova Museum, a non-profit organization engaged principally in the promotion and dissemination of the culture and history of furniture in China, has no operations or substantial assets other than its decorations and renovation, and the heritage and cultural assets for the purpose of exhibition only.

Accordingly, management has concluded that we had one reportable segment under ASC 280 because: (i) all of our products sold through Nova Dongguan, Nova Macao and Diamond Bar are created with similar production processes, in the same facilities, under the same regulatory environment and sold to similar customers using similar distribution systems; (ii) Diamond Bar is a U.S. furniture distributor based in California but operates under the same senior management of Nova Dongguan and Nova Macao, and management views the operations of Nova Dongguan, Nova Macao and Diamond Bar as a whole for making business decisions; and (iii) although Nova Museum is mainly for disseminating the culture and history of furniture in China, it also serves a function of promoting and marketing our image and products by providing the platform and channel for consumers to be exposed to our furniture, it is operated under the same management with the same resources and is an additive and supplemental unit to our main operation, the manufacture and sale of furniture.

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

Results of Operations

Comparison of Three Months Ended September 30, 2011 and 2010

The following table sets forth the results of our operations for the three months ended September 30, 2011 and 2010:

	2011		2010
	$	% of Sales	$	% of Sales
Net sales	11,187,474		6,945,017
Cost of sales	7,994,772	71%	5,361,643	77%
Gross profit	3,192,702	29%	1,583,374	23%
Operating expenses	1,192,314	11%	525,780	8%
Income from operations	2,000,388	18%	1,057,594	15%
Other income (expenses), net	(40,975)	-%	26,894	-%
Income tax expense	277,824	3%	219,270	3%
Net income	1,681,589	15%	865,218	12%

Net Sales

During the three months ended September 30, 2011, we had net sales of $11.19 million, an increase of 61% from $6.95 million in the same period of 2010. This increase was due primarily to our 66% increase in sales volume in the three months ended September 30, 2011, as well as the $1.04 million in additional sales from our new subsidiary, Diamond Bar, which we acquired on August 31, 2011. Our overall average selling price decreased approximately 3% in the three months ended September 30, 2011, compared to the same period of 2010 as we increased the sales volume of our lower-priced products for order fulfillment in China and international markets. Our largest selling product categories for the three months ended September 30, 2011, were chairs, sofas and cupboards, which accounted for approximately 19%, 18% and 17% of sales, respectively, whereas cupboards, sofas and dining tables accounted for approximately 20%, 18% and 14% of sales in the three months ended September 30, 2010, respectively. In the three months ended September 30, 2011, our sales to international markets increased $4.00 million from the same period of 2010 principally as a result of increased sales in North America and Australia but partially decreased by sales to Europe and Asia, including Hong Kong and Japan. North American sales increased 545% to $5.06 million in the three months ended September 30, 2011, compared to $0.78 million in the same period of 2010 as we aggressively expanded sales to the U.S. market and began integrating the operations of our newly acquired subsidiary, Diamond Bar. Sales to Europe were $2.63 million for the three months ended September 30, 2011, down 8% from $2.86 million in the same period of 2010 as our customers reduced their orders during the current economic downturn in Europe. As part of our gradual change in sales and marketing strategy in 2011, we increased marketing efforts in the U.S. and China markets while maintaining our marketing efforts and existing customer base in Europe. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. A volatile real estate market in Hong Kong and continued challenging economic climate in Asia resulted in sales of $0.33 million to these regions in the three months ended September 30, 2011, a decrease from $0.52 million in the same period of 2010.

Our change in sales and marketing strategy also involves increasing sales in China as a percentage of total sales, primarily through sales to our expanding network of product franchise stores. Sales in China, which includes sales to franchisees in addition to wholesalers and agents to domestic retail stores and distributors for the export market, accounted for 24.0% of our total sales in the 2011 period compared to 35.1% of our total sales in the 2010 period. Sales from franchisees selling our branded products in China contributed approximately $1.49 million or 58% of our total China sales during the three months ended September 30, 2011, compared to $442,000 or 18% in the same period of 2010. We first entered into product franchise agreements with stores in China during the first quarter of 2010, with sales commencing during the second quarter of 2010. Overall sales in China increased, with sales of $2.69 million in the 2011 period compared to $2.44 million in the 2010 period. We anticipate increasing sales volume in China as our franchise network continues to expand.

Cost of Sales

Cost of sales consists primarily of material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased to $7.99 million for the three months ended September 30, 2011, compared to $5.36 million for the same period of 2010, an increase of 49% due primarily to an increase in sales and purchased products. Cost of sales for products manufactured by us was $3.72 million for the three months ended September 30, 2011, with material costs, labor costs and related overhead accounting for 71%, 21% and 8% of cost of sales for such products for the period, respectively, representing a 7% decrease compared to $4.01 million for the same period in 2010, during which material costs, labor costs and related overhead accounted for 80%, 14% and 6% of cost of sales for such products, respectively. The cost of products purchased from third party manufacturers increased to $4.27 million for the three months ended September 30, 2011, from $1.35 million for the same period of 2010, an increase of 216%. Cost of sales as a percentage of net sales was 71% for the 2011 period as compared to 77% for the 2010 period, which was due primarily to changes in our sales and marketing strategy and improved management controls over production efficiency. As part of our strategy to expand direct sales in China and diversify our customers in international markets, we increased sales in China to stores in our franchise network, reduced sales of some low margin products in international markets and adjusted and increased the selling price of certain contracts in international markets.

Gross Profit

Gross profit increased 102% to $3.19 million for the three months ended September 30, 2011, as compared to $1.58 million for the same period in 2010. Our gross profit margin increased to 29% for the 2011 period compared to 23% for the 2010 period. Gross profit margin increased in the 2011 period as a result of decreased cost of sales as a percentage of net sales, which was due primarily to the increased sales volume and changes in our sales and marketing strategy, despite an overall average selling price decrease of approximately 3%. Changes to our sales and marketing strategy consisted of increased sales in China to stores in our franchise network, reduced sales of some low margin products in international markets and adjusting and increasing the selling price of certain contracts in international markets, including turning away some orders in international markets that did not meet our profit margin requirements. Management believes that our gross profit margin will stabilize at approximately 30% as our mix of products broadens and more of the increased raw materials costs are passed through to customers as we renegotiate pricing with our customers on existing products and introduce new product collections, and adjust our product pricing under our product franchise agreements in China.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses. Operating expenses were $1.19 million for the three months ended September 30, 2011, an increase of 127% compared to $0.53 million for the 2010 period. Selling expense increased $0.18 million or 71%, due primarily to increased sales, an increase of $0.05 million in salary and commission to sales persons and an increase of $0.1 million in marketing expense, including advertisement, promotional expense and tradeshow expense related to our expanding in the China retail market. General and administration expense increased $0.49 million or 176%, due primarily to an increase of $0.14 million in employee compensation and employee welfare from the expansion of our workforce, $0.02 million of research and development and $0.16 million of auditing, legal expense and related cost from our acquisitions of Nova Furniture and Diamond Bar and increased compliance costs as a U.S. public company. In addition, Diamond Bar brought $0.05 million to our selling expense and $0.12 million to our general and administration expense for the third quarter of 2011 following our acquisition of the company in August 2011.

Other Income (Expense)

Other expense was $40,975 in the three months ended September 30, 2011, compared with other income of $26,894 in the 2010 period, an increase of $67,869. The increase in other expense was due primarily to increased foreign exchange transaction loss for our sales in international markets and financial expense.

Net Income

Net income was $1.68 million in the three months ended September 30, 2011, an increase of 94% from $0.87 million in the 2010 period. Our net profit margin was 15% for the three months ended September 30, 2011, which was an increase of 3% from 12% for the 2010 period, due primarily to increased sales and margin and decreased cost of sales percentage despite increased operating expenses.

Comparison of Nine Months Ended September 30, 2011 and 2010

The following table sets forth the results of our operations for the nine months ended September 30, 2011 and 2010:

	2011		2010
	$	% of Sales	$	% of Sales
Net sales	26,079,694		22,040,134
Cost of sales	18,645,205	71%	16,856,588	76%
Gross profit	7,434,489	29%	5,183,546	24%
Operating expenses	3,404,421	13%	1,517,498	7%
Income from operations	4,030,068	16%	3,666,048	17%
Other income (expenses), net	(107,552)	-%	13,695	-%
Income tax expense	655,859	3%	732,108	3%
Net income	3,266,657	13%	2,947,635	14%

Net Sales

During the nine months ended September 30, 2011, we had net sales of $26.08 million, an increase of 18% from $22.04 million in the same period of 2010. This increase was due primarily to our 12% increase in sales volume in the nine months ended September 30, 2011, as well as the $1.04 million in additional sales from our new subsidiary, Diamond Bar, which we acquired on August 31, 2011. Our overall average selling price increased approximately 3% for the nine months ended September 30, 2011, compared to the same period of 2010. We increased worldwide sales volume of our higher margin products and finished goods purchased from third party manufacturers during the first half of 2011, which increased our overall average selling price for the 2011 period, but this effect was offset by increased sales volume of our lower-priced products for order fulfillment in China and international markets during the third quarter of 2011. Our largest selling product categories for the nine months ended September 30, 2011, were sofas, dining tables and cupboards, which accounted for approximately 21%, 18% and 15% of sales compared to 17%, 15% and 21% of sales in the nine months ended September 30, 2010, respectively. In the nine months ended September 30, 2011, our sales to international markets increased $2.82 million from the same period of 2010 principally as a result of increased sales in North America but partially decreased by sales to Europe, Australia and Asia, including Hong Kong and Japan. North American sales increased 261% to $8.84 million in the nine months ended September 30, 2011, compared to $2.45 million in the same period of 2010 as we aggressively expanded sales to the U.S. market and began integrating the operations of our newly acquired subsidiary, Diamond Bar. As part of our gradual change in sales and marketing strategy in 2011, we removed some older and lower margin products for international markets from production in the first quarter of 2011 to be replaced by new product models. Sales to Europe and Australia were $8.13 million for the nine months ended September 30, 2011, down 27% from $11.11 million in the same period of 2010 as our customers reduced their orders during this inventory transition and the current economic downturn in Europe. As part of our gradual change in sales and marketing strategy in 2011, we increased marketing efforts in the U.S. and China markets while maintaining our marketing efforts and existing customer base in Europe. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. Sales to Australia have improved since the first half of 2011, and we anticipate Australian sales volume for the entire 2011 year to be on par with sales volume in 2010. A volatile real estate market in Hong Kong and continued challenging economic climate in Asia resulted in sales of $0.86 million to these regions in the nine months ended September 30, 2011, a decrease from $1.80 million in the same period of 2010.

Our change in sales and marketing strategy also involves increasing sales in China as a percentage of total sales, primarily through sales to our expanding network of product franchise stores. Sales in China, which includes sales to franchisees in addition to wholesalers and agents to domestic retail stores and distributors for the export market, accounted for 29.3% of our total sales in the 2011 period compared to 29.1% of our total sales in the 2010 period. Sales from franchisees selling our branded products in China contributed approximately $3.83 million or 50% of our total China sales during the nine months ended September 30, 2011, compared to $0.71 million or 11% in the same period of 2010. We first entered into product franchise agreements with stores in China during the first quarter of 2010, with sales commencing during the second quarter of 2010. Overall sales in China increased, with sales of $7.64 million in the 2011 period compared to $6.42 million in the 2010 period. We anticipate increasing sales volume in China as our franchise network continues to expand.

Cost of Sales

Cost of sales consists primarily of material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased to $18.65 million for the nine months ended September 30, 2011, compared to $16.86 million for the same period of 2010, an increase of 11% due primarily to an increase in sales and purchased products. Cost of sales for products manufactured by us was $11.52 million for the nine months ended September 30, 2011, with material costs, labor costs and related overhead accounting for 73%, 20% and 7% of cost of sales for such products for the period, respectively, representing an 8% decrease compared to $12.51 million for the same period in 2010, during which material costs, labor costs and related overhead accounted for 82%, 13% and 5% of cost of sales for such products, respectively. The cost of products purchased from third party manufacturers increased to $7.13 million for the nine months ended September 30, 2011, from $4.35 million for the same period of 2010, an increase of 64%. Cost of sales as a percentage of net sales was 71% for the 2011 period as compared to 76% for the 2010 period, which was due primarily to changes in our sales and marketing strategy and improved management controls over production efficiency. As part of our strategy to expand direct sales in China and diversify our customers in international markets, we increased sales in China to stores in our franchise network, reduced sales of some low margin products in international markets and adjusted and increased the selling price of certain contracts in international markets.

Gross Profit

Gross profit increased 43% to $7.43 million for the nine months ended September 30, 2011, as compared to $5.18 million for the same period in 2010. Our gross profit margin increased to 29% for the 2011 period compared to 24% for the 2010 period. Gross profit margin increased in the 2011 period as a result of decreased cost of sales as a percentage of net sales, which was due primarily to an overall average selling price increase of approximately 3% and changes in our sales and marketing strategy that included increased sales in China to stores in our franchise network, reduced sales of some low margin products in international markets and adjusting and increasing the selling price of certain contracts in international markets, including turning away some orders in international markets that did not meet our profit margin requirements. Management believes that our gross profit margin will stabilize at approximately 30% as our mix of products broadens and more of the increased raw materials costs are passed through to customers as we renegotiate pricing with our customers on existing products and introduce new product collections, and adjust our product pricing under our product franchise agreements in China.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses. Operating expenses were $3.40 million for the nine months ended September 30, 2011, an increase of 124% compared to $1.52 million for the 2010 period. Selling expense increased $0.49 million or 68%, due primarily to increased sales, an increase of $0.22 million in salary and commission to sales persons and an increase of $0.27 million in marketing expense, including advertisement, promotional expense and tradeshow expense related to our expanding in the China retail market. General and administration expense increased $1.39 million or 175%, due primarily to an increase of $0.60 million in employee compensation and employee welfare from the expansion of our workforce, $0.05 million of research and development, $0.08 million of travel, office and insurance expense, and $0.48 million of auditing, legal expense and related cost from our acquisitions of Nova Furniture and Diamond Bar and increased compliance costs as a U.S. public company. In addition, Diamond Bar brought $0.05 to our selling expense and $0.12 million to our general and administration expense in 2011 following our acquisition of the company in August 2011.

Other Income (Expense)

Other expense was $107,552 in the nine months ended September 30, 2011, compared with other income of $13,695 in the 2010 period, an increase of $121,247. The increase in other expense was due primarily to increased foreign exchange transaction loss for our sales in international markets and financial expense.

Net Income

Net income was $3.27 million in the nine months ended September 30, 2011, an increase of 11% from $2.95 million in the 2010 period. Our net profit margin was 13% for the nine months ended September 30, 2011, which was the same rate for the 2010 period, due primarily to increased sales and margin and decreased cost of sales percentage despite the increase in operating expenses.

Liquidity and Capital Resources

Our principal demands for liquidity are to increase sales in the U.S. and China, purchase inventory and for sales distribution and general corporate purposes. We intend to meet our liquidity requirements, including capital expenditures related to the expansion of our manufacturing facilities, distribution centers and production capacity, purchase of raw materials and the expansion of our business, primarily through cash flow provided by operations and collections of accounts receivable. In August 2011, we completed a private placement of our common stock whereby we raised $4.5 million (net proceeds of $3.86 million). We may seek additional financing in the form of bank loans or funds raised through future offerings of our equity or debt, if and when we determine such offerings are required.

We had net working capital of $12,948,471 at September 30, 2011, an increase of $6,537,712 from net working capital of $6,410,759 at December 31, 2010. The ratio of current assets to current liabilities was 3.24-to-1 at September 30, 2011.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2011 and 2010:

	2011	2010
Cash provided by (used in):
Operating activities	$766,803	$1,971,166
Investing activities	(1,600,216)	(3,415,894)
Financing activities	4,028,346	(141,941)

Net cash provided by operating activities was $0.77 million for the nine months ended September 30, 2011, a decrease of $1.20 million or 61% from $1.97 million for the 2010 period. The decrease in cash inflow was attributable primarily to increased accounts receivable outstanding, other current assets and quick payment on accrued expense and other payables, despite the increase in net income.

Net cash used in investing activities was $1.60 million for the nine months ended September 30, 2011, a decrease of $1.82 million or 53% from $3.42 million for the 2010 period. In the 2011 period, we paid $0.35 million for the acquisition of property and equipment, $0.13 million for the acquisition of heritage and cultural assets for Nova Museum, $0.45 million for the acquisition of Diamond Bar, $0.2 million for the acquisition of trademarks and $0.62 million deposit to an independent contractor for a factory construction project that we expect to commence within one month from receipt of the pending approval for the planned construction by the relevant PRC authority. These expenditures were partially offset by the $0.14 million of cash received with the acquisition of Diamond Bar. In the 2010 period, we paid $0.63 million for property and $2.78 million for construction in progress of a new building and factory that were substantially completed in 2010.

Net cash provided by financing activities was $4.03 million for the nine months ended September 30, 2011, compared to the cash inflow of $0.14 million for the 2010 period. In the nine months ended September 30, 2011, we received $3.86 million from a private placement, $0.45 million of cash received from St. Joyal pursuant to a shareholder agreement and $1.36 million of repayment from related parties, which was partially offset by $1.56 million advance to related parties and $0.08 million payment for note payable to the former shareholder of our predecessor shell company during the same period. In the 2010 period, we made a dividend payment to shareholders of $0.71 million and $0.76 million advance to a related party, which was partially offset by $0.5 million cash contribution and $0.83 million of repayment from a related party.

As of September 30, 2011, we had accounts receivable of $12,334,422, of which $7,492,140 was with aging within 90 days, $4,842,282 was with aging over 90 days and within 180 days, and $0 was with aging over 180 days and within 270 days. The increase in accounts receivable was mainly a result of increased sales during the third quarter of 2011.

On November 16, 2009, the Foreign Trade and Economic Cooperation Bureau of Dongguan approved an increase in the registered capital of Nova Dongguan from $8 million to $20 million, with the $12 million in additional contribution of capital to be paid within two years. As of September 30, 2011, Nova Dongguan has received additional capital contributions of $2.9 million from its shareholders and $0.99 million from the U.S. parent company. The remaining $8.11 million of additional contribution to capital is due by November 16, 2011. We are in the process of applying for an extension of the payment period, as allowed by PRC regulations for foreign-invested enterprises. We may also apply for a reduction of the registered capital requirement for Nova Dongguan. If we do not receive an extension or reduction of registered capital, and we are unable to make the required contribution to registered capital, Nova Dongguan may be required to pay a negotiated penalty, typically 3% to 5% of the unsatisfied contribution of registered capital remaining outstanding, or up to $405,000 based on the amount remaining outstanding as of September 30, 2011. After a six-month period following payment of any such penalty, Nova Dongguan may request a reduction of its registered capital to the amount already contributed with the outstanding balance waived without risk of business license revocation. Although repatriation of profits or dividends by Nova Dongguan will require approval by the SAFE until the contribution of capital is satisfied or the registered capital requirement is reduced to the amount contributed, based upon our relationship with the relevant PRC government agencies and prior requests, we believe that such approval would be granted.

Private Placement

On August 18, 2011, we completed a closing of a private placement pursuant to which we sold 2,998,267 units, each such unit consisting of 1 share of our common stock and a warrant to purchase 15% of 1 share of our common stock, at $1.50 per unit for gross proceeds of $4,497,401 (net proceeds of $3,859,933 after commission and offering-related costs). The warrants are immediately exercisable, expire on the third anniversary of their issuance and entitle the holders to purchase 449,740 shares of our common stock at $2.00 per share. We may call the warrants at $4.00 per share at any time after: (i) a registration statement registering the common stock underlying the warrants becomes effective; (ii) the common stock is listed on a national securities exchange; and (iii) the closing price of the common stock equals or exceeds $4.00. We paid the placement agent in the private placement commissions consisting of $449,740 and warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 449,740 shares of our common stock. Certain purchasers of the units and the placement agent received registration rights pursuant to a registration rights agreement that requires us to register the shares of common stock and the shares of common stock issuable upon exercise of the warrants issued such shareholders in the private placement. The registration statement with respect to such securities was declared effective on October 28, 2011.

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

Our standard payment term for accounts receivable is 30 - 120 days. We give an extended payment term to certain of our major customers of up to 180 days, but have since reduced this payment term to 120 days beginning in 2011. During the nine months ended September 30, 2011, we had accounts receivable turnover of 3.70 on an annualized basis, with sales outstanding of 98 days and inventory turnover of 19.64 on an annualized basis.

To attract franchisees to our new franchise network in 2010, we granted new store operators a payment term of 90 days. We have a short history of collections with franchisees, but based on subsequent collections, we fully expect payment. Our management assesses the financial position, credit quality, credit history and other factors such as current market conditions before entering into product franchise agreements with new store operators to help ensure the franchisee’s ability to make payment in a timely manner. We retain the right to review and assess the performance of franchisees annually under the product franchise agreement, enabling our termination of franchises that fail to meet certain performance targets or make payments on product orders. We have since started phasing out these preferential terms in 2011, and our current product franchise agreement contains no preferential payment term, requiring payment in full before delivery. Management expects accounts receivable outstanding from sales in China to decrease correspondingly going forward in 2011.

Sales to international markets typically are made through letters of credit, but for some long-term, high volume customers, such as Actona Company, we accept telegraphic transfer, or T/T, with a payment term of 15 days after delivery. Historically, we have not experienced bad debts from our sales to international markets. Our accounts receivable related to sales to international markets typically are less than three months, depending on customer shipment schedules. In 2011, we changed our sales and marketing strategy to cease sales of certain low-margin products, which was a principal reason for the decrease in sales during the first half of 2011, despite these lower-margin customers usually receiving shorter payment terms. This new sales and marketing strategy, in addition to reducing payment terms for certain major customers, caused a temporary reduction of sales while retaining the high accounts receivable outstanding as of September 30, 2011. We expect the balance of accounts receivable to decrease as our new sales strategy and shortened payment term to our major customers in the international markets takes effect along with our new payment term for franchisees. For these reasons, management believes that the recording of an allowance for doubtful accounts is not necessary based on historical collections.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective as of such date because of the material weaknesses identified in our internal control over financial reporting identified below.

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

Changes in Internal Control over Financial Reporting

As part of our quarterly evaluation of the effectiveness of our disclosure controls and procedures described above, management concluded that the following material weaknesses in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that existed at June 30, 2011, continued to exist at September 30, 2011: (i) failure to timely accrue or amortize expenses in certain instances, resulting in a misclassification between prepayments and fixed assets and an under-accrual of certain expenses; (ii) inadequate policies and procedures for inventory caused by a failure to design, establish and maintain effective documented financial accounting policies and procedures related to inventory pricing and valuation; (iii) limited U.S. GAAP expertise of our internal accounting staff; and (iv) the absence of an audit committee comprised of independent directors. However, as a result of the identification of these issues, we have developed certain remediation steps to address these material weaknesses and intended to improve our internal control over financial reporting. Specifically, the following steps are being implemented or planned to be implemented:

•
To address our failure to timely accrue or amortize expenses, we have taken or will take the following steps: (i) use pre-numbered shipping and receiving documents; (ii) record insurance premiums expense over the term of the policy, beginning with the next effective date of the insurance policy; and (iii) record transactions when transactions occur instead of when invoices are received. In addition, our accounting department has implemented procedures: (i) to collect information and supporting documents from department managers for services rendered but not paid or invoices not received, with such information accrued accordingly within the current period; and (ii) to start using checklists and internal control schedules to help ensure proper and timely recording of routine payments and assets that need to be amortized each period and the accrual and amortization of expenses.

•
We plan to seek the advice of outside consultants to assist in improving our internal controls and for the design of effective documented financial accounting policies and procedures, in particular those related to implementing and maintaining accurate inventory pricing and valuation. We have started reviewing potential vendors for these services, but we have not yet contracted with any specific vendor.

•
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

•
We intend to add independent directors and establish an audit committee as a separately designated committee of the Board of Directors with a written charter. We also intend to appoint an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K.

We believe the measures described above will facilitate remediation of the material weaknesses identified above and will continue to strengthen and have a material impact on our internal control over financial reporting. However, because this remediation process is still in its initial stages, we can give no assurance as to when it will be completed. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures are necessary to address control deficiencies. Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. (Removed and Reserved)

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

NOVA LIFESTYLE, INC.
(Registrant)
Date: November 14, 2011	By:	/s/ Ya Ming Wong
Ya Ming Wong Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith
‡ Furnished herewith