Form 10-K
period 2011-12-31
Nova Lifestyle, Inc.
filed 2012-03-30
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                    to

Commission file number: 333-163019

NOVA LIFESTYLE, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6541 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (323) 888-9999

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐                      No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐                      No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☑                      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☑                      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐                      No  ☑

The aggregate market value of voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2011, was $0.00.

As of March 28, 2012, there were 18,486,567 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

NOVA LIFESTYLE, INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, regarding our company that include, but are not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.

These forward-looking statements involve various risks and uncertainties. Although we believe our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Our Business” and other sections in this report. You should read this report and the documents we refer to thoroughly with the understanding that our actual future results may be materially different from and worse than what we expect. Other sections of this report include additional factors which could adversely impact our business and financial performance.

This report contains statistical data we obtained from various publicly available government publications and industry-specific third party reports. Statistical data in these publications also include projections based on a number of assumptions. The markets for our products may not grow at the rate projected by market data, or at all. The failure of these markets to grow at the projected rates may have a material adverse effect on our business and the market price of our securities. In addition, the rapidly changing nature of our customers’ industries results in significant uncertainties in any projections or estimates relating to the growth prospects or future condition of our markets. Furthermore, if any one or more of the assumptions underlying the market data is later found to be incorrect, actual results may differ from the projections based on these assumptions. You should not place undue reliance on these forward-looking statements.

Unless otherwise indicated, information in this report concerning economic conditions and our industry is based on information from independent industry analysts and publications, as well as our estimates. Except where otherwise noted, our estimates are derived from publicly available information released by third party sources, as well as data from our internal research, and are based on such data and our knowledge of our industry, which we believe to be reasonable. None of the independent industry publication market data cited in this report was prepared on our or our affiliates’ behalf.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents we refer to in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.

As used in this report, “Nova LifeStyle,” “Nova,” the “Company,” “we,” “our” and similar terms refer to Nova LifeStyle, Inc. and its subsidiaries, unless the context indicates otherwise.

Our functional currency is the U.S. Dollar, or USD, while the functional currency of our subsidiaries in China are denominated in Chinese Yuan Renminbi, or RMB, the national currency of the People’s Republic of China, which we refer to as the PRC or China. The functional currencies of our foreign operations are translated into USD for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the average exchange rate during the fiscal year. See Note 2 of the consolidated financial statements included herein.

PART I
Item 1. Business

Our Company

We are a residential furniture marketing and logistics company offering sourcing and manufacturing of modern home furniture for today’s middle class, urban consumer in diverse markets worldwide. We market and develop high quality residential furniture for the living room, dining room, bedroom and home office in distinctive styles targeted at the medium and upper-medium price ranges. Our products are sold in the U.S., China, Europe, Australia and to other markets worldwide. In China, we sell products under our brands through franchise stores to China’s growing middle class. In the U.S. and international markets, our customers principally consist of private label retailers and furniture distributors for whom we source products that are in turn offered to retailers under their own brand names. We also sell products under the Diamond Sofa brand in the U.S. market to distributors and retailers and through third party shopping portals. Our product offerings feature urban contemporary styles offering comfort and functionality in matching furniture collections and upscale luxury pieces appealing to lifestyle-conscious middle and upper middle-income consumers.

Urbanization, rising family incomes and increased living standards has spurred demand for furniture in China and other countries experiencing rapid economic growth. In order to capture this market opportunity in China, we have established distinct furniture brands and product collections over the past decade targeting segments of China’s middle class. We believe that our brands will grow significantly as the demand for quality and stylish furniture by consumers increases in China with their increased living standards. In addition to expanding our network of franchise stores in China, we have expanded our direct sales in the U.S. market through our recent acquisition of the Diamond Sofa brand. We anticipate expanding our direct sales further to retailers and chain stores in North America, Europe and Australia, and into emerging growth markets in Asia and the Middle East.

We traditionally have generated the majority of our sales serving as a trading company and vertically integrated manufacturer for global furniture distributors and large national retailers. In the U.S. and international markets, we focus on establishing and expanding long-term relationships with our customers by providing large-scale sourcing and cost-effective manufacturing through our facilities in China. Our logistics, manufacturing and delivery capabilities provide our customers with the flexibility to select from our extensive furniture collections in their respective shipments. Our experience developing products for international markets has enabled us to develop the scale, logistics, marketing, manufacturing efficiencies and design expertise that serves as the foundation for us to expand aggressively into the highly attractive U.S. and China markets.

Our History

We are a U.S. holding company with no material assets other than the ownership interests of our wholly owned subsidiaries through which we market, design, manufacture and sell residential furniture worldwide: Nova Furniture (Dongguan) Co., Ltd., Nova Furniture Macao Commercial Offshore Limited, Nova Dongguan Chinese Style Furniture Museum and Diamond Bar Outdoors, Inc., which we refer to as Nova Dongguan, Nova Macao, Nova Museum and Diamond Bar, respectively. Nova Dongguan is a wholly foreign-owned enterprise, or WFOE, and was incorporated under the laws of the PRC on June 6, 2003. Nova Macao was organized under the laws of Macao on May 20, 2006. Nova Dongguan and Nova Macao are wholly owned subsidiaries of Nova Furniture Limited, which we refer to as Nova Furniture, our wholly owned subsidiary organized under the laws of the British Virgin Islands, or the BVI. Nova Dongguan organized Nova Museum on March 17, 2011, as a non-profit organization under the laws of the PRC engaged in the promotion of the culture and history of furniture in China. Diamond Bar, doing business as Diamond Sofa, was incorporated in California on June 15, 2000. Nova Dongguan markets and sells our products in China to stores in our franchise network and to wholesalers and agents for domestic retailers and exporters. Nova Dongguan also provides the design expertise and facilities to manufacture our branded products and products for international markets under original design manufacturer and original equipment manufacturer agreements, or ODM and OEM agreements. Nova Macao is a trading company, importing, marketing and selling products designed and manufactured by Nova Dongguan and third party manufacturers for the U.S. and international markets. We are expanding the operations of Nova Macao to move oversight of manufacturing operations from Nova Dongguan, and we anticipate completion of this transition process by the end of 2012. Diamond Bar markets and sells products manufactured by us and third party manufacturers under the Diamond Sofa brand to distributors and retailers principally in the U.S. market.

We were incorporated in the State of Nevada on September 9, 2009, under the name Stevens Resources, Inc., as an exploration stage company with no revenues and no operations engaged in the search for mineral deposits or reserves. On September 28, 2009, we issued 2,000,000 shares of our common stock to Justin Miller, our founder and initial president and director, for $4,000, representing Mr. Miller’s initial investment in the company. On July 13, 2010, Mr. Miller sold his 2,000,000 shares of our common stock to Alex Li for $40,000 in a private transaction exempt from registration under the Securities Act. Concurrently with this transaction, Mr. Miller resigned from his positions with the company, and Mr. Li was appointed our president and director.

Effective as of June 27, 2011, in anticipation of the Share Exchange Agreement and related transactions described below, we changed our name to Nova LifeStyle, Inc. through a merger with our wholly owned, non-operating subsidiary established solely to change our name pursuant to Nevada law. Concurrently with this action, we authorized a 5-for-1 forward split of our common stock effective June 27, 2011. Prior to the forward split, we had 2,596,000 shares of our common stock outstanding, and after giving effect to the forward split and immediately prior to the Share Exchange Agreement and related transactions described below, we had 12,980,000 shares of our common stock outstanding. We authorized the forward stock split to provide a sufficient number of shares to accommodate the trading of our common stock in the OTC marketplace after our acquisition of Nova Furniture.

Nova Furniture was incorporated on April 29, 2003, by our Chairman and Chief Executive Officer, Ya Ming Wong, and Chief Financial Officer, Yuen Ching Ho. Nova Furniture subsequently formed Nova Dongguan as a WFOE on June 6, 2003. On March 8, 2005, Messrs. Wong and Ho formed Nova Furniture Holdings Limited, which we refer to as Nova Holdings, a corporation organized under the laws of the BVI, and transferred their equity interests in Nova Furniture to Nova Holdings. As a result of this transaction, Nova Furniture became a wholly owned subsidiary of Nova Holdings. Nova Holdings subsequently formed two wholly owned subsidiaries as trading companies for Nova Dongguan products: Nova Furniture Hong Kong Limited, a company incorporated under the laws of Hong Kong on April 19, 2005, or Nova Hong Kong, and Nova Macao on May 20, 2006. Nova Hong Kong ceased doing business in October 2010 to consolidate our trading operations, and on February 28, 2011, Nova Holdings applied to the relevant Hong Kong government authorities to deregister the subsidiary. On January 3, 2011, Nova Furniture issued an additional 9,998 shares of its capital stock, of which 8,123 shares were issued to Nova Holdings and 1,875 shares were issued to St. Joyal, an unrelated California corporation engaged in business investment and development. St. Joyal, from time to time since 2009, has introduced us to prospective customers through its business contacts with U.S. domestic furniture wholesalers and retailers. Following this issuance, Nova Holdings and St. Joyal held 81.25% and 18.75%, respectively, of the equity interests in Nova Furniture. St. Joyal is committed pursuant to a shareholder agreement dated January 1, 2011, or the St. Joyal Shareholder Agreement, to pay $2.4 million by January 1, 2014, for its 18.75% equity interest in Nova Furniture, of which St. Joyal has paid $0.45 million as of December 31, 2011. The St. Joyal Shareholder Agreement also provides for St. Joyal to assist in expanding our direct sales customer base in the U.S. On January 14, 2011, Nova Holdings transferred its equity interest in Nova Macao to Nova Furniture, which was accounted for as a reorganization of entities under common control. As a result of this transaction, Nova Macao became a wholly owned subsidiary of Nova Furniture.

We acquired the ordinary shares of Nova Furniture pursuant to the terms of a Share Exchange Agreement and Plan of Reorganization, dated June 30, 2011, or the Share Exchange Agreement, entered into by and between us, Nova Furniture and the four shareholders of Nova Holdings and St. Joyal, which were the two shareholders of Nova Furniture. Messrs. Wong and Ho are the two shareholders of Nova Holdings, and Jun Jiang and Steven Liu are the two shareholders of St. Joyal; we collectively refer to these four shareholders as the Nova Furniture Shareholders. Pursuant to the Share Exchange Agreement, we issued 11,920,000 shares of our common stock to the Nova Furniture Shareholders in exchange for their 10,000 ordinary shares of Nova Furniture, consisting of all of its issued and outstanding capital stock. Of the 11,920,000 shares of our common stock issued pursuant to the Share Exchange Agreement, Messrs. Wong and Ho each received 4,842,500 shares and Messrs. Jiang and Liu each received 1,117,500 shares. Concurrently with the Share Exchange Agreement and as a condition thereof, we entered into an agreement with Mr. Li, our former president and director, pursuant to which he returned 10,000,000 shares of our common stock to us for cancelation in exchange for $80,000. Upon completion of the foregoing transactions, we had 14,900,000 shares of our common stock issued and outstanding. For accounting purposes, the Share Exchange Agreement and concurrent transactions described above were treated as a reverse acquisition and recapitalization of Nova Furniture because, prior to the transactions, we were a non-operating public shell and, subsequent to the transactions, the Nova Furniture Shareholders owned a majority of our outstanding common stock and exercise significant influence over the operating and financial policies of the consolidated entity.

On August 31, 2011, we acquired all the outstanding capital stock of Diamond Bar from its sole shareholder, Jun Zhang, pursuant to a stock purchase agreement for $0.45 million paid in full at closing.

Our organizational structure as of the date of this report is set forth in the following diagram:

Our Products

We market and develop modern home furniture for today’s middle class, urban consumer in diverse markets worldwide. Our product offerings feature urban contemporary styles offering comfort and functionality in matching furniture collections and upscale luxury pieces appealing to lifestyle-conscious middle and upper middle-income consumers. Many of our products are part of multi-piece lifestyle collections in distinctive styles targeted at the medium and upper-medium price ranges and feature upholstered, wood and metal-based residential furniture pieces. We classify our products by room, or series, including living room, dining room, bedroom and home office, and by category, or piece, such as sofas, chairs, dining tables, beds, entertainment consoles, cabinets and cupboards. Our largest selling product categories in 2011 were sofas, dining tables and chairs, which accounted for approximately 22%, 17% and 15% of sales, respectively, whereas our largest selling product categories in 2010 were cupboards, sofas and dining tables, which accounted for 21%, 18% and 17% of sales, respectively. Our products are manufactured primarily from medium-density fiberboard, or MDF board, and particleboard covered with veneers or lacquers and combined with other materials, including steel, glass, marble, leather and fabrics.

Our product offerings consist of a mix of products designed and manufactured by us and products sourced from third party manufacturers. We operate manufacturing facilities through our wholly owned subsidiary, Nova Dongguan, and have developed a design process that we believe enables us to better manage the short product life cycle for furniture designs by anticipating and responding quickly to changing consumer preferences. Through market research, customer feedback and ongoing design development, we identify new trends and customer needs in our target markets for incorporation into new products, collections and brands. Our products and collections are designed to appeal to consumer preferences in specific markets. We develop both individual pieces and collections for entire rooms, which feature matching furniture suites, providing convenient whole-home furnishing options for lifestyle-conscious end consumers. We generally introduce new collections and styles by participating in international furniture exhibitions and through our sample rooms, and support new product launches with promotions, product brochures and online marketing. Our staff works with customers worldwide to design store and showroom layouts that highlight our matching furniture collections by displaying complete and fully accessorized room settings instead of individual furniture pieces. We believe that this style of presentation in stores encourages consumers to purchase an entire room of furniture instead of individual pieces from different brands or manufacturers. We also source finished products based on our designs or those of our customers from third party manufacturers in order to provide products we do not manufacture currently or to fulfill orders placed by customers in international markets. We believe that our products feature the quality, appearance, functionality and price points sought by today’s middle to upper middle-income consumer in China, the U.S. and international markets.

China Market

Consumer demand for furniture in China has grown rapidly in recent years, with consumption of furniture in China up 32.8% to approximately $18.29 billion in 2011 from 2010, according to the National Bureau of Statistics of China, or the NBS. The expansion of the retail furniture market in China is due, in part, to the country’s rapid economic growth. According to the China National Furniture Association, domestic consumption will be the principal development driver of furniture production in China going forward. China’s real Gross Domestic Product, or GDP, growth rate was 9.2% in 2011, and has grown an average of 10.9% annually since 2006, according to the International Monetary Fund, or the IMF, “China Economic Outlook” from February 2012, or the IMF China Outlook. China’s GDP is expected to continue to grow at a rate of 8.2% in 2012 despite the recent slowdown in global markets, according to the IMF China Outlook. China has a large population, including a rapidly expanding middle class and young, urban consumer bases, that offers a large pool of potential consumers for our products. China’s market population of middle class and affluent consumers is projected to grow to more than 400 million by 2020 from the approximately 150 million in 2010, according to the Boston Consulting Group’s “Big Prizes in Small Places; China’s Rapidly Multiplying Pockets of Growth” report from November 2010. Economic growth in China has led to greater levels of personal disposable income and increased spending among China’s expanding middle class consumer base. Furthermore, the economic and social development in China has brought about greater urbanization, with urban residents exceeding 51% of the population in 2011 compared to approximately 36% of the population in 2000, according to the NBS. This urbanization trend and expanding middle class has promoted increased investment in commercial residential buildings and new housing starts in China, which increased 30.2% and 12.9% in 2011 over 2010, respectively, according to the NBS. As apartment and homeownership continues to rise in China, we believe that sales in the furniture industry will also improve.

In order to capture this residential furniture market opportunity for the middle and upper middle-income consumer in China, we have established distinct furniture brands designed specifically for the consumer preferences of the China market. We feature a wide selection of product categories and styles under our brands, each piece part of a collection bearing a distinctive style, design theme and selection of materials and finish that draw from traditional Chinese culture and modern Hong Kong styles. We anticipate developing new collections semi-annually for each brand. Our sales to China, including sales to our franchise network and to wholesalers and agents for domestic retailers and distributors for the export market, were $10.3 million in 2011, a 24% increase over 2010, and accounted for 24% of sales in 2011 compared to 29% of sales in 2010. We expect that a significant portion of our sales will continue to come from sales to China. We intend to develop the China retail market aggressively, building awareness of our brands in China by increasing marketing efforts and expanding our franchise store network strategically located in cities across China. Sales to our network of franchise stores consisted of $5.51 million or 53% of sales to China in 2011 compared to $1.69 million or 20% of sales to China in 2010, our first year of franchise store sales. We believe that distributing our products through dedicated, single-brand stores displaying complete and fully accessorized room settings strengthens brand awareness, provides well-informed and focused sales personnel and encourages consumers to purchase an entire room of furniture. We believe that our brands and sales through our franchise store network in China will grow significantly as consumer demand for quality and stylish furniture increases in China with increased living standards.

We have five current and pending brands for the China market, each of which includes pieces and matching furniture suites for the living room, dining room, bedroom and home office. Our most established and largest selling brand, Colorful World, or 花花世界, was first introduced in 2003 for the middle-income consumer with a young, clean and fashionable look designed for smaller, urban living spaces. We anticipate introducing a new Colorful World bedroom line, Sleeping Life of Colorful World, or 花花世界睡眠生活, in the second quarter of 2012, featuring beds and mattresses that incorporate memory foam and other unique features to create a comfortable sleeping space. We launched our Giorgio Mobili, or GM, brand of luxury furniture in 2010 with clean, classic living room and bedroom styles for the upper middle-income consumer. We anticipate launching our 1SOFA and Wo Zhi Bao, or 屋之宝, brands in the second quarter of 2012 through internet sales. Our 1SOFA brand features dynamic lifestyle furniture for the middle-income consumer, while our Wo Zhi Bao brand is more moderately scaled and priced for the middle-low income consumer. Our Ming Ma, or 明码, brand, expected to launch in the second quarter of 2012, reinterprets traditional Chinese designs in modern furniture styles designed for industry sales, including hotels and interior designers.

International Markets

We sell products to the U.S. and international markets under the Diamond Sofa brand and as a trading company and vertically integrated manufacturer under ODM and OEM agreements for global furniture distributors and large national retailers. Worldwide GDP increased 3.8% in 2011, according to the IMF “World Economic Outlook Update” from January 2012, or the IMF World Outlook, and global furniture production reached an estimated $376 billion in 2011, according to the Centre for Industrial Studies, or the CSIL, “World Furniture Outlook 2012,” or CSIL World Outlook. The IMF anticipates further worldwide GDP growth of 3.3% in 2012, with much of the real growth expected in emerging economies. The markets in the U.S. and Europe remain challenging because they are experiencing a slower than anticipated recovery from the recent international financial crisis and the Euro-area crisis in particular. However, real growth in furniture demand in 2012 is forecasted to grow 3.3% in the world’s top 70 countries, according to the CSIL World Outlook. We believe that discretionary purchases of furniture by middle to upper middle-income consumers, our target global consumer market, will increase along with the expected growth in the worldwide furniture trade and recovery of housing markets. Furthermore, we believe that furniture featuring modern and contemporary styling such as ours will continue to be in greater demand.

In 2011, our products were sold in over 35 countries worldwide, with North America and Europe our principal international markets. Our sales to the U.S. and international markets were $32.8 million in 2011, a 60% increase over 2010, and accounted for 76% of sales in 2011 compared to 71% of sales in 2010. We expect that a majority of our sales will continue to come from sales to customers outside of China, and in particular the North American and European markets. Sales to North America accounted for 44% and 10% of sales in 2011 and 2010, respectively, with the significant increase attributed principally to our expansion in the U.S. market and acquisition of the Diamond Sofa brand in 2011. Sales to Europe accounted for 25% and 49% of sales in 2011 and 2010, respectively, with the decrease attributed principally to the challenging Euro-area economic climate and our changing sales and marketing strategy to diversify international sales. As we continue to expand our broad network of distributors, increase direct sales and enter emerging growth markets, we believe that we are well positioned to respond to changing market conditions, allowing us to take advantage of any upturns in the global and local economies of the markets we serve.

Our logistics, manufacturing and delivery capabilities provide our customers with the flexibility to select from our extensive furniture collections in their respective shipments. We design and manufacture our products for direct sales to private label retailers worldwide and for global furniture distributors and wholesalers that in turn offer our products to retailers under their own brand names, including Actona Company (Denmark), Artemis (Australia), BUT International (France), Dongguan Metals and Minerals (China), Dormitienda (Spain) and El Dorado Furniture (U.S.). We offer a wide selection of standalone pieces across a variety of product categories and approximately 20 product collections developed exclusively for international markets, with new collections introduced annually. We also sell products under the Diamond Sofa brand, which we acquired on August 31, 2011, to distributors and retailers in North America and South America and to end consumers in the U.S. market through third party shopping portals. Our research and development team works with our customers to modify our existing product designs and create new designs and styles for their market’s particular requirements. We believe that we can continue to expand our sales in the U.S. and international markets as we integrate the Diamond Sofa brand and increase our direct sales to retailers and chain stores as we expand and explore new markets worldwide.

Sales and Marketing

Our sales and marketing strategies to reach our target middle class, urban consumer include: (1) expanding our franchise store network in China; (2) increasing direct sales in the U.S. and internationally; (3) internet sales and online marketing; (4) participation in trade exhibitions; and (5) promotion of furniture culture in China.

We sell our branded products in China primarily through our growing network of franchise stores. Each store is independently owned and operated under a product franchise agreement for a single brand in an exclusive sales region, typically designated by city or district. We believe distributing our products through dedicated, single-brand stores strengthens brand awareness, provides well-informed and focused sales personnel and encourages the purchase of multiple items per visit. The first franchise stores opened in the first quarter of 2010 under the Colorful World brand, and, as of December 31, 2011, we had 59 franchise stores in operation and strategically located in cities across China for both the Colorful World and Giorgio Mobili brands. We intend to develop this market aggressively, building awareness of our brands in China by increasing marketing efforts and expanding our franchise store network to a goal of 200 locations in 2012. We anticipate locating franchise stores in cities throughout China in order to reduce our dependence on any one region. Most of the franchise stores currently are located within furniture marketplaces or shopping malls, which is common for the retail furniture industry in China, rather than as standalone storefronts. The location of these stores also helps to market and introduce our products by creating brand awareness within the furniture marketplaces among consumers. As part of the product franchise agreement, we provide sales and marketing training to the franchisee and assist in designing store interior details such as layout, decorations and lighting to reflect the distinctive style of the representative brand, complement the quality of our products and create an inviting shopping experience with curb appeal that targets our intended middle and upper middle-income consumer. Our store layout designs include the display of complete and fully accessorized room settings instead of individual furniture pieces to encourage consumers to purchase an entire room of furniture.

We plan to increase our direct sales to retailers and chain stores in the U.S. and international markets as we continue to diversify our customer base from global furniture distributors. In August 2011, we acquired Diamond Bar, a California importer and marketer of modern home furniture in North and South America. Diamond Bar markets and sells products under the Diamond Sofa brand to distributors and retailers principally in the U.S. market. We plan to continue expanding sales of the Diamond Sofa brand in the U.S., Mexico and South America markets through Diamond Bar’s longstanding customer relationships and distribution capabilities. Through our relationship with St. Joyal, an investor in Nova Furniture and a California corporation specializing in business development and management and organizational planning, we plan to continue to expand our direct sales and marketing efforts in North America, and in particular the U.S., which historically is the largest market worldwide for sales of imported furniture. St. Joyal has extensive business contacts with U.S. domestic furniture wholesalers and retailers, through which we have been introduced to some of our customers in the U.S. In addition, we plan to expand our existing presence in the U.S. market as we integrate the business of Diamond Bar, grow our U.S.-based management and sales team and expand showrooms for our products and products sold under the Diamond Sofa brand. We intend to develop the Diamond Sofa brand and introduce new brands for our direct sales in the U.S. and international markets while continuing to supply products under private label brands to retailers and chain stores.

We anticipate launching a dedicated online store in China in the second quarter of 2012 for the introduction of our 1SOFA and Wo Zhi Bao brand products. Sales and marketing of the site will be direct to consumers and we plan to manage shipping logistics principally through our existing facilities in China. Diamond Bar currently sells products under the Diamond Sofa brand in the U.S. through third party shopping portals, shipping orders received online direct to the end customer. We believe that our planned direct-to-consumer online sales and marketing will complement our retail franchise network in China and increase our sales in the U.S. by building our brand awareness and acting as an effective advertising vehicle. We also support new product collections and brand launches with print and online advertising campaigns, participation in furniture exhibitions and offering of product brochures and samples. We provide samples and brochures of new products for international markets to distributors and buyers, as is common in the furniture industry. Stores in our franchise network in China individually market and advertise our products through local media, and we coordinate large-scale promotions for new product collections in China with affiliated stores.

We generally gain new customers in the international markets and introduce new product collections and styles by participating in and attending international furniture exhibitions throughout the year. We believe this marketing process gives us greater insight into developing tastes and trends in the marketplace and helps us better understand the challenges facing the distributors and buyers with whom we do the majority of our international business. We have exhibited our products at the International Famous Furniture Fair (3F) in Dongguan, China and the China International Furniture Exhibition in Shanghai, China. We have also shown our products under the Diamond Sofa brand at the Las Vegas Market (U.S.) and High Point Market (U.S.) and at furniture exhibitions worldwide in connection with our customers Actona Company at IMM Cologne (Germany) and Yeh Brothers at Interiors Birmingham (United Kingdom). We anticipate attending and exhibiting at additional furniture exhibitions to meet new distributors and buyers as we expand and explore emerging international markets, such as the Middle East. We maintain showrooms to highlight our latest collections at our Nova Dongguan facilities, at Diamond Bar’s headquarters in California and at High Point Market and Las Vegas Market.

We established Nova Museum in Dongguan, Guangdong Province, China, in 2011 to promote the culture and history of furniture in China. Visitors to the furniture museum learn about interior design and furnishings as they developed in China over the past centuries, including the different styles and changing materials used in traditional Chinese furniture from which we have drawn inspiration for our products. In addition to furniture gallery installations, Nova Museum hosts community programs and connects to an exhibition hall showcasing our brands and new product collections.

Manufacturing and Sourcing

Our manufacturing strategy includes a mix of internal production and sourcing of products from third party manufacturers. We operate manufacturing facilities through our wholly owned subsidiary, Nova Dongguan, in Dongguan, Guangdong Province, China, with an estimated annual production capacity of approximately 316,000 units, including approximately 20,000 sofas and 25,000 dining tables. We commenced operations at our new factory in 2011 and anticipate completing construction of a new plant at our Nova Dongguan facilities in the second half of 2012. The manufacturing capacity provided by these new plants will help Nova Dongguan maintain current and anticipated levels of production on pace with our anticipated expansion and increase in sales to China. We also source finished products based on our designs or those of our customers from third party manufacturers in order to provide products we do not manufacture currently or to fulfill orders placed by customers in international markets. When outsourcing production of our branded products, we design and engineer the products for manufacturing to our specifications by third party manufacturers in China. We have informal strategic relationships with Dongguan Metals and Minerals, a large state-owned distributor in China, whereby Nova Macao sources products manufactured in China for customers in the U.S. and international markets, and with other third party manufacturers in the U.S., China and Hong Kong whereby Diamond Bar sources products designed for the U.S. market.

Our Nova Dongguan manufacturing facilities are fully integrated, with in-house capabilities to design, produce and finish upholstered, wood and metal-based furniture. We have implemented multiple, comprehensive quality control procedures throughout our product development and manufacturing processes that are designed to ensure product quality and safety. Our quality control staff oversees production beginning from the receipt of raw materials from our suppliers to the final inspection conducted with buyer representatives at the time products are shipped. We provide a one-year warranty on products sold to retailers and distributors for manufacturing defects, during which period we will give credit or replace defective parts. We believe that our vertically integrated manufacturing process provides us with a competitive advantage, as it enables us to produce quality and stylish products at lower cost while contributing to our ability to generate and maintain attractive gross margins. Furthermore, our manufacturing capabilities allow us to update designs and change production quickly based on customer and consumer demands.

We base our production schedule on customer orders and schedule deliveries on a just-in-time basis; accordingly, our finished product inventory and backlog generally are very low. We typically have a production period of 15 to 20 days on orders for the China retail market, which we believe makes our products more attractive to retailers in China. We maintain raw material inventory for the purpose of decreasing the production period on orders for the China retail market. On orders for the U.S. and international markets, our production period typically is 35 to 45 days from receipt of order, which includes the sourcing and purchasing of raw materials specific to the order. Products ordered under ODM or OEM agreements are manufactured unlabeled or with the branding of the end retailer.

Suppliers and Raw Materials

We source finished goods from Nova Dongguan and third party manufacturers to provide products we do not manufacture currently or to fulfill orders placed by customers through Nova Macao and Diamond Bar for the U.S. and international markets. Our major raw material purchases for our manufacturing business include MDF board, particleboard, stainless and carbon steel, leather, glass and lacquers. The majority of our raw materials are sourced in China through suppliers with whom we have long-standing relationships and that are located in Guangdong, Jiangsu, Shanghai and Zhejiang Provinces. Our principal suppliers of finished goods and raw materials in 2011 were Prosperton Ltd., Shen Bang and Alliance Furniture, accounting for approximately 11%, 10% and 10% of our purchases, respectively.

As our major raw material purchases consist of common and readily available materials, we seek to maintain multiple quality suppliers for each type of raw material purchased. By maintaining relationships with multiple suppliers, we benefit from a more stable supply chain and more competitive prices. If a change of suppliers is necessary, we believe that we can quickly fulfill our requirements from other suppliers without impacting production. We do not maintain fixed supply contracts nor do we engage in hedging transactions to protect against raw material price fluctuations. Instead, we attempt to negotiate pricing commitments from suppliers for three to six month-long periods. We normally can pass through raw material cost increases to our customers, but there may be a time lag as we renegotiate pricing with our customers on existing products and introduce new product collections. We typically order raw materials according to our customer purchase orders for international markets to minimize our inventory, but we may attempt to mitigate short-term risks of raw material price swings in between customer price negotiations by purchasing some raw materials in advance based on forecasted production needs. In addition, we are less susceptible to these short-term raw material pricing risks in the China retail market because we reserve the right under our product franchise agreements to adjust our wholesale and retail product pricing based on raw material price fluctuations, providing franchisees with at least one month’s notice prior to price adjustment. Accordingly, we are able to maintain MDF board, steel and leather inventory for the purpose of decreasing the production period on customer orders for the China retail market.

We hold our suppliers to strict quality and delivery specifications. Our quality control procedures include quality assurance of raw materials used in the production of our products, which includes an evaluation and selection of established and reputable suppliers. We require our suppliers of MDF board, particleboard, polyurethane lacquer, or PU lacquer, and nitrocellulose lacquer, or NC lacquer, to provide raw materials in compliance with all PRC, U.S. and European formaldehyde emission standards, and we regularly test for their compliance.

Customers

Our target end customer is the middle and upper middle-income consumer of residential furniture. In China, we currently sell our products through stores in our franchise network and to unaffiliated retail stores and distributors. We anticipate initiating internet sales of our products direct to consumers in China through our own online store in the second quarter of 2012. In the U.S. and international markets, our sales principally are to furniture distributors and retailers who in turn offer our products under their own brand names or under our Diamond Sofa brand. Our largest customer historically is Actona Company A/S, a global furniture distributor, which accounted for 24% of our sales in 2011. In 2010, our largest customers were Actona Company and Dongguan Metals and Minerals Import and Export Company (Dongguan Wu Jin Kuang Chang), also a global furniture distributor, accounting for 43% and 21% of our sales in 2010, respectively. No other customer accounted for greater than 10% of our sales in 2011 or 2010. We plan to increase direct sales to retailers and chain stores worldwide as we continue to diversify our customer base from global furniture distributors.

Our sales to customers in China, which includes sales to stores in our franchise network and to wholesalers and agents for domestic retailers and exporters, increased 24% to $10.3 million, up from $8.35 million in 2010, accounting for 24% and 29% of sales in 2011 and 2010, respectively. Prior to 2010, sales to customers in China consisted solely of sales to wholesalers and agents for domestic retailers made pursuant to supplier agreements executed in the ordinary course of business with individual orders made on standard purchase orders. In 2010, we began selling products in China under our brands through our newly established network of franchise stores strategically located in cities across China. We expect that a significant portion of our sales will continue to come from our sales to China. Sales to our network of franchise stores consisted of approximately $5.51 million, or approximately 53% of sales to China in 2011 compared to $1.69 million or 20% of sales to China in 2010, our first year of franchise store sales. Franchisees agree to sell products from one of our Colorful World and Giorgio Mobili brands pursuant to a product franchise agreement for a period of one year and guarantee to purchase a minimum amount of goods from us. The product franchise agreement is renewable and we retain the right to terminate the agreement should the franchisee fail to meet the minimum purchase amount requirements or our quality standards. We believe that consumers in China seek quality and stylish furniture designed as standalone pieces and whole furniture suites. We believe that our sales in China will grow significantly as we continue to expand our franchise store network for our distinctive brands and initiate internet-based sales of our new brands.

In the U.S. and international markets, we focus on establishing and growing long-term relationships with our customers. We believe that the majority of our customers view us as a strategic long-term supplier and value the quality of our products, our timely delivery and design capabilities. We generally negotiate renewable supplier agreements with firm pricing on our products, typically for a term of one year, as is customary in the furniture industry, with individual orders made on standard purchase orders. Our sales to customers outside of China increased 60% to $32.8 million in 2011, up from $20.47 million in 2010, accounting for 76% and 71% of sales in 2011 and 2010, respectively. In 2011, we sold products into over 35 countries worldwide, with North America and Europe as our principal international markets. Sales to North America accounted for 44% and 10% of sales in 2011 and 2010, respectively, with the significant increase attributed principally to our expansion in the U.S. market and acquisition of the Diamond Sofa brand in 2011. Sales to Europe accounted for 25% and 49% of sales in 2011 and 2010, respectively, with the decrease attributed principally to the challenging Euro-area economic climate and our changing sales and marketing strategy to diversify international sales. We expect that a majority of our sales will continue to come from our sales to the U.S. and international markets. We acquired Diamond Bar in August 2011, which we believe will expand our sales to the U.S., Mexico and South America through Diamond Bar’s longstanding customer relationships and distribution capabilities. In addition, we anticipate increasing internet sales under the Diamond Sofa brand through third party shopping portals. We believe that as we expand our broad network of distributors and increase direct sales, our exposure to regional recessions will be reduced and allow us to better capitalize on emerging market trends.

We typically experience stronger fourth and first calendar quarters as our product sales are subject to the seasonality and fluctuations typical of the furniture industry. This industry-based seasonality generally is caused by shipping lead-times to international markets combined with the real estate market slowdown and decrease in furniture consumption commonly experienced during the summer months in the Northern Hemisphere markets in which the majority of our customers are located and our products sell at retail. In addition, we believe that consumer demand for furniture generally reflects sensitivity to overall economic conditions, including, but not limited to, unemployment rates, housing market conditions and consumer confidence.

Competition

The residential furniture industry is highly competitive, consisting of a large number of manufacturers, distributors and retailers, none of which dominates the fragmented and diverse market. Our products principally compete in the U.S., China, Europe and Australia. The primary competitive factors in these markets for our product price points and target consumers are price, quality, style, marketing, functionality and availability.

In China, we compete against importers of premium-priced foreign brands and other manufacturers and furniture franchisers located in China. Imported furniture in China mainly consists of luxury and specialty pieces priced significantly higher than domestically produced furniture. Our principal competitors that manufacture and franchise products for the China retail market include Steel-land (Jinfushi Group), Kuka Sofa, Zuoyou Furniture, SOHOME, Kinetic and Lixing, whose products are priced comparably with our products. We believe that our experience developing products for the U.S. and international markets has enabled us to develop the scale, logistics, manufacturing efficiencies and design expertise that serves as the foundation for us to compete and expand aggressively into the China retail market. We develop and market our brands to target multiple segments of China’s rapidly growing middle class based on style and price points. We design complete lifestyle-based furniture suites for middle and upper middle-income consumers in China to simplify the process of furnishing residences with a matching collection of quality and stylish furniture. We anticipate introducing new collections semi-annually for each of our brands in China, incorporating consumer feedback and preferences in our new products that are designed to be attractive to consumers both as individual furniture pieces and as whole-home collections. Our manufacturing and distribution capabilities on orders for the China retail market enable us to offer rapid turnaround on production and delivery of our latest designs, which we believe makes our product offerings more attractive to retailers and franchisees compared to other manufacturers.

In the U.S. and international markets, we compete against other furniture distributors and ODM and OEM manufacturers, most of which are located in China and other Southeast Asian countries, and against traditional manufacturing centers and distributors in North America and Europe. We believe that we are competitive with North American and European manufacturers because we have a history of prompt delivery of quality products and offer approximately 20 distinct product collections that we developed for international markets at comparable prices and with styles and functionality similar to those offered by our competitors. We coordinate the efforts of our sales and marketing team to receive feedback from customers as part of our ongoing research and design of products. This research process allows us to develop and modify products to meet the varied and changing stylistic and functional demands of our customers worldwide. Our in-house production process is vertically integrated, allowing us to achieve greater product standardization and quality control on our products designed for international markets while capturing higher profit margins and enabling better management of delivery times than if we sourced these products externally. We believe that our experience and proven performance provides us with a competitive edge over other manufacturers for the U.S. and international markets. In addition to our design and manufacturing capabilities, we believe that our ability and experience at sourcing products for distributors to the U.S. and international markets are significant competitive advantages. We have expanded our presence in the U.S. market through our acquisition of the Diamond Sofa brand in August 2011, whereby we anticipate increasing our direct sales to U.S. retailers through Diamond Bar’s longstanding customer relationships and distribution capabilities.

Intellectual Property

We rely on the patent and trademark protection laws in the U.S. and China to protect our intellectual property and maintain our competitive position in the marketplace. We and our subsidiaries own or have licenses to use 113 design patents and 6 utility patents issued in China for furniture pieces. Nova Dongguan historically has licensed the right to use the 113 design patents from our Chairman and Chief Executive Officer, Mr. Wong, who is the sole owner and registrant of these patents. Mr. Wong agreed to transfer his ownership of the licensed design patents to Nova Dongguan and entered into an agreement in January 2011, as amended, to grant Nova Dongguan a perpetual, exclusive, worldwide, royalty-free and irrevocable license to use the design patents registered in his name until the State Intellectual Property Office of the PRC, or the SIPO, approves of the ownership transfer to Nova Dongguan. As of December 31, 2011, SIPO has approved the ownership transfer to Nova Dongguan of 30 of the licensed design patents. The 30 design patents Nova Dongguan now holds of record will expire in 2019. Of the design patents Nova Dongguan has licenses to use from Mr. Wong, 7 will expire in 2018, 70 in 2019 and 6 in 2020. Nova Dongguan is the registrant and holder of record of the 6 utility patents, which will expire in 2020. We assess the materiality of each patent annually in consideration of whether to maintain its registration. We intend to apply for additional patents in China to protect our core product designs.

We and our subsidiaries hold two trademarks registered in the U.S. related to the Diamond Sofa brand and nine trademarks registered in China for our brands and related to our “Nova” business name. We acquired all rights, title and interest in the two registered U.S. trademarks pursuant to a trademark purchase and assignment agreement dated August 31, 2011, from St. Joyal for $0.2 million paid in full at the closing. Of the trademarks issued in China and registered in our name, four expire in 2020 and five expire in 2021. We have applied for additional trademarks in China to protect our brands. In addition, we have registered and maintain numerous internet domain names related to our business, including “novalifestyle.com” and “diamondsofa.com”. Collectively, the trademarks and domain names that we and our subsidiaries hold are of material importance to us.

Research and Development

We believe that the development of new product designs and functionality is important to our continued success. We actively seek to protect our product designs and brand names under the patent and trademark protection laws in the U.S. and China, but the copying of a product’s appearance is a common and ongoing issue in the furniture industry as manufacturers seek to capitalize on popular designs and features by copying those of their competitors and making subtle changes to avoid infringement claims. To remain competitive, we believe that we must innovate continuously, and we have developed a design process that we believe enables us to better manage the short product life cycle for furniture designs by anticipating and responding quickly to changing consumer preferences. We attend furniture exhibitions worldwide, conduct market research and solicit customer feedback to help us identify new trends and customer needs in our target markets for incorporation into new product designs. In China, we further support new product and brand launches by tailoring the designs of franchise stores to reflect the unique style of its respective brand. We plan to introduce new product collections annually for the U.S. and international markets and semi-annually for each of our brands in China. We anticipate introducing new products under the Diamond Sofa brand on a quarterly basis for the U.S. market. We assess the success of each product and product collection at least annually in consideration of whether to continue production.

We currently perform all design and development work for our products in-house using computer-aided modeling systems. We have used independent designers in the past for product design work, from which we build prototype furniture pieces for further refinement and testing. In 2011 and 2010, we invested $164,720 and $77,654, respectively, on research and development expense. We may increase future investments in research and development based on our growth and available capital.

Governmental and Environmental Regulation

Our business and company registrations are in compliance in all material respects with the laws and regulations of their respective governing municipal and provincial authorities. Our subsidiaries and manufacturing facilities in China are subject to the national and local laws of the PRC. Other than as described following for our product lines, we are not subject to any other government regulations that would require us to obtain a special license or approval from the PRC government to operate our business or manufacturing facilities in China.

Furniture Industry Regulations and Standards

We and our products are subject to PRC, U.S. and international regulations related to the furniture industry.

China has a series of national standards, or the GB and QB standards, that govern certain technical, safety and quality requirements for furniture manufactured in and exported from China. The Standardization Administration of the PRC, or SAC, and the China Chamber of Commerce for Import and Export of Light Industrial Products and Art-Crafts, or the CCCLA, develop and revise these national standards relating to the structure, material, size and quality requirements for the many varied categories and classifications of upholstered, wood and metal-based furniture. Many of these standards are not compulsory, but manufacturers typically follow all applicable recommended standards.

Our products are also subject to the mandatory and voluntary furniture test standards of the U.S. and international markets in which our products are distributed to end consumers, including those developed by the American National Standards Institute, or ANSI, Business and Institutional Furniture Manufacturer’s Association, or BIFMA, ASTM International, California Air Resources Board, or CARB, Furniture Industry Research Association, or FIRA, and the International Organization for Standardization, or ISO. These environmental, ecological and formaldehyde emission standards and source of origin labeling requirements are national or international, with the U.S. and European Union typically having the strictest standards for their markets. We manufacture all products to customer specifications and we believe that our products meet all currently applicable national and international furniture test standards.

As an ODM and OEM manufacturer, we occasionally need to reproduce trademarks owned or licensed by our customers when producing labeled products bearing trademarked brand names and imagery. Consequently, we are subject to the Trademark Printing Administration Measures of the PRC, which require us to examine the trademark registration certificates and other relevant documents of our customers to verify trademark ownership or licensing. We believe that we are in material compliance with such requirement.

Environmental Regulations

Our manufacturing facilities in China are subject to the national environmental regulations of the PRC as well as local laws regarding pollutant discharge, air, water and noise pollution, including the Environmental Protection Law of the PRC, the Environmental Impact Appraisal Law of the PRC, the Law of the PRC on the Prevention and Control of Water Pollution, the Law of the PRC on Prevention and Control of Environmental Pollution Caused by Solid Waste, the Law of the PRC on Prevention and Control of Air Pollution and the Law of the PRC on Prevention and Control of Environmental Noise Pollution. The Environmental Protection Law of the PRC sets out the legal framework for environmental protection in the PRC. The Ministry of Environmental Protection of the PRC, or the MEP, is primarily responsible for the supervision and administration of environmental protection work nationwide and formulating national waste discharge limits and standards. Local environmental protection authorities at the county level and above are responsible for environmental protection in their jurisdictions. Companies that discharge contaminants must report and register with the MEP or the relevant local environmental protection authorities. Companies discharging contaminants in excess of the discharge limits prescribed by the central or local authorities must pay discharge fees for the excess in accordance with applicable regulations and are also responsible for the treatment of the excessive discharge. Companies that directly or indirectly discharge industrial wastewater into the water or are required by law to obtain the pollutant discharge permit before discharging wastewater or sewage shall also obtain the pollutant discharge permit.

In May 2011, the Guangdong Environmental Protection Agency renewed the certification of Nova Dongguan for a term of five years, indicating that its business operations are in material compliance with the relevant PRC environmental laws and regulations. Our production processes mainly generate noise, wastewater and solid wastes. We currently do not incur any material costs in connection with our compliance with the applicable PRC environmental laws as our manufacturing processes generate minimal discharge. Furthermore, the cost of maintaining compliance has not, and we believe, in the future, will not, have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

We are an ISO 9001 quality management and ISO 14001 environmental management systems certified manufacturer, which together recognize our development and implementation of procedures that demonstrate our ability to consistently manufacture products meeting customer specifications, environmental standards and applicable statutory and regulatory requirements. We have invested in specialized equipment for our manufacturing facilities to help ensure our compliance with employee safety and environmental protection standards. We manufacture to customer specifications for their respective end markets, and products incorporating MDF board, particleboard, PU lacquer and NC lacquer use materials complying with all U.S. and European formaldehyde emission standards.

Export Laws and Regulations

We are subject to various PRC governmental regulations related to exportation, including the Customs Law of the PRC and the Regulation of the PRC on the Administration of the Import and Export of Goods. These laws and regulations set out standards and requirements for various aspects of the export and import of goods, customs registration, sanitary registration and inspection. Failure to comply with these laws and regulations may result in the confiscation of our products for export and proceeds from the sales of non-compliant products, orders for correction, fines, revocation of licenses and, in extreme cases, criminal liability. We believe we are in material compliance with all applicable PRC laws and regulations related to the export of our products.

Labor Protection Regulations

The Labor Contract Law of the PRC, effective on January 1, 2008, governs the establishment of employment relationships between employers and employees, and the conclusion, performance, termination of and the amendment to employment contracts. To establish an employment relationship, a written employment contract must be signed by the employer and employee. In the event that no written employment contract was signed at the time of establishment of an employment relationship, a written employment contract must be signed within one month after the date on which the employer first engaged the employee. The Labor Contract Law also imposes greater liabilities on employers and significantly affects the cost of an employer’s decision to reduce its workforce. Further, it requires that certain terminations be based upon seniority and not merit. We believe that we are in material compliance with the requirements of this law.

On June 29, 2002, the Work Safety Law of the PRC was adopted by the Standing Committee of the 9th National People’s Congress and came into effect on November 1, 2002, as amended on August 27, 2009. The Work Safety Law provides general work safety requirements for entities engaging in manufacturing and business activities within the PRC. We believe we are in material compliance with all applicable laws and regulations related to work safety.

Foreign Currency Regulations

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations promulgated by the State Council, as amended on August 5, 2008, or the Foreign Exchange Regulations. Under the Foreign Exchange Regulations, the RMB, the national currency of the PRC, is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the State Administration of Foreign Exchange, or the SAFE, is obtained and prior registration with the SAFE is made.

On October 21, 2005, the SAFE issued Circular 75, the Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment through Offshore Special Purpose Vehicles, which became effective as of November 1, 2005. Please refer to “Risk Factors – Risks Related to Business in China – PRC regulations relating to the registration requirements for PRC resident shareholders owning shares in offshore companies may subject our PRC resident shareholders to personal liability and limit our ability to acquire companies in China or to inject capital into our operating subsidiaries in China, limit our subsidiaries’ ability to distribute profits to us or otherwise materially and adversely affect our business” for a discussion of Circular 75.

On August 29, 2008, the SAFE promulgated Circular 142, the Notice on Perfecting Practices Concerning Foreign Exchange Settlement Regarding the Capital Contribution by Foreign-invested Enterprises, regulating the conversion by a foreign-invested company of foreign currency into RMB by restricting how the converted RMB may be used. Please refer to “Risk Factors – Risks Related to Business in China – Restrictions on currency exchange may limit our ability to receive and use our revenues effectively” for a discussion of Circular 142.

Dividend Distribution

Our ability to pay dividends may be affected by the complex currency and capital transfer regulations in China that restrict the payment of dividends to us by our PRC subsidiaries. PRC regulations currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Our PRC subsidiaries also are required to set aside at least 10% of net income after taxes based on PRC accounting standards each year to statutory surplus reserves until the cumulative amount of such reserves reaches 50% of registered capital. These reserves are not distributable as cash dividends. Our PRC subsidiaries also may allocate a portion of their after-tax profits to their staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. If any of our subsidiaries incur debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us.

Capital Contribution

Under PRC laws, shareholders of a foreign-invested enterprise, or FIE, are required to contribute capital to satisfy the registered capital requirement of the FIE within a period of not more than two years from the date when a requested increase in registered capital requirement is approved by the relevant PRC government agencies. The relevant PRC government agencies may extend the contribution period for an additional six months without penalty, and, upon application by the FIE, grant a further three-month grace period without penalty. If the shareholders are unable to complete the capital contribution within the grace period, the FIE may apply to the relevant PRC government agencies for a reduction of the registered capital requirement. If the reduction of the registered capital requirement is not approved and the capital contribution remains incomplete after the grace periods have been exhausted or denied, the FIE may be required to pay a negotiated penalty, typically 3% to 5% of the unsatisfied contribution of capital remaining outstanding. If the shareholders remain unable to complete the capital contribution within a six-month period following payment of the penalty, the FIE may reduce its increased registered capital request to the amount contributed with the amount remaining outstanding waived by the relevant PRC government agencies without risk of revocation to its business license. Until such contribution of capital is satisfied, however, the FIE is not allowed to repatriate profits to its shareholders, unless otherwise approved by the SAFE.

On November 16, 2009, the Foreign Trade and Economic Cooperation Bureau of Dongguan approved an increase in the registered capital of Nova Dongguan from $8 million to $20 million, with the additional contribution of capital to be paid within two years, for which we received an extension. As of December 31, 2011, Nova Dongguan has received additional capital contributions of $2.9 million from its shareholders and $0.99 million from Nova LifeStyle, its U.S. parent company. We may need to fund the remaining capital requirement through financing activities, including cash flow provided by operations and funds raised through offerings of our securities, if and when we determine such offerings are required. If we are unable to fund the remaining $8.11 million in additional contribution to capital by June 30, 2012, we may apply to the relevant PRC government agencies for another extension or reduction of the registered capital requirement. If the capital contribution remains incomplete after the extensions and grace periods have been exhausted or denied, Nova Dongguan may be required to pay a negotiated penalty, typically 3% to 5% of the unsatisfied contribution of registered capital remaining outstanding, or up to $405,000 based on the amount remaining outstanding as of December 31, 2011. After a six-month period following payment of any such penalty, Nova Dongguan may request a reduction of its registered capital to the amount already contributed with the outstanding balance waived without risk of business license revocation. Until the contribution of capital is satisfied or the registered capital requirement is reduced to the amount already contributed, however, Nova Dongguan may not be allowed to repatriate profits or dividends to us, unless otherwise approved by the SAFE.

Taxation

China’s Corporate Income Tax Law, or the CIT Law, together with its Implementation Regulations, effective as of January 1, 2008, introduced a set of anti-avoidance measures under its special tax adjustments regulations and, in January 2009, the PRC State Administration of Taxation, or the SAT, issued the Circular of the State Administration of Taxation on the Issuance of the Implementation Measure of Special Tax Adjustments, or Circular 2. This regulation is applied retrospectively for tax years beginning after January 1, 2008. Article 3 of Circular 2 provides for the relevant PRC tax authorities to examine business transactions between enterprises and their related parties in respect to transfer pricing administration and evaluate whether they are conducted on an arm’s-length basis, in addition to conducting investigations and making adjustments, as required under the CIT Law and Article 36 of the Tax Collection Law. If the relevant PRC tax authorities determine that transactions between related parties do not represent arm’s-length prices, the PRC tax authorities may adjust any of the income in the form of a transfer pricing adjustment, which could, among other things, result in a reduction of expense deductions or an increase in taxable income for the related parties. In addition, the PRC tax authorities may impose late payment fees and other penalties for underpaid taxes by the related parties subject to such regulations. We also are subject to transfer pricing regulations in the U.S. because we are subject to income taxes in the U.S. and conduct operations worldwide through our PRC subsidiaries. We assess our potential transfer pricing-related liabilities arising from transactions between Nova Dongguan and Nova Macao on a quarterly basis, and we have taken an additional income tax expense as a reserve based on management’s analysis for estimated tax principle, interest and penalties under both PRC and U.S. transfer pricing regulations.

Employees

As of December 31, 2011, we had 750 full time employees worldwide. We believe that relations with our employees are satisfactory. We enter into standard labor contracts with our employees in China as required by the PRC government and adhere to state and provincial employment regulations. We provide our employees in China with all social insurance as required by state and provincial laws, including pension, unemployment, basic medical and workplace injury insurance. We have no collective bargaining agreements with our employees.

Item 1A. Risk Factors

Our business and an investment in our securities are subject to a variety of risks. The following risk factors describe the most significant events, facts or circumstances that could have a material adverse effect upon our business, financial condition, results of operations, ability to implement our business plan and the market price for our securities. Many of these events are outside of our control. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Related to Our Business

Changes in economic conditions in the industries and markets served by our customers could adversely affect demand for our products.

The furniture industry is subject to cyclical variations in the global economy and to uncertainty regarding future economic prospects. Our business is affected by the number of orders we are able to secure from our customers, which is determined by the level of our customers’ business activity. Our customers’ level of business activity is in turn determined by the level of consumer spending in the markets our customers serve. Home furnishings generally are considered a postponeable purchase by most consumers. Economic downturns could affect discretionary consumer spending habits by decreasing the overall demand for home furnishings. Any significant or prolonged decline of the economy in China, the U.S. or other international markets in which our products are sold will affect disposable income and spending by consumers in these markets, and may lead to a decrease in demand for consumer products. To the extent that such decrease in demand for consumer products translates into a decline in the demand for home furnishings, our sales and financial performance could be adversely affected. Any economic downturn also could negatively impact our primary customers, furniture wholesalers, distributors and retailers, possibly resulting in a decrease in our sales or earnings. Changes in interest rates, consumer confidence, new housing starts, existing home sales, the availability of consumer credit and geopolitical factors could have particularly significant effects on our consolidated financial condition, results of operations and cash flows. Any decline in economic activity and conditions in the industries and markets served by our customers and in which we operate may reduce demand for our products and could adversely affect our financial condition and results of operations.

Our plans for growth in China rely on establishing and expanding our network of product franchise stores in China, and if we are unsuccessful, our potential for growth may be adversely affected.

Our principal plan for growth in China is to establish and expand a network of product franchise stores located throughout China to sell our products at retail. In 2010, we commenced our network of franchise stores in China by entering into product franchise agreements with individual owner-operators to operate retail furniture stores for our brands in China. Franchisees agree to sell products from one of our brands pursuant to the product franchise agreement for a period of one year from the date of the agreement, which is renewable. The franchisee guarantees to purchase a minimum amount of goods from us during the contract period, and we retain the right to terminate the agreement should the franchisee fail to meet the minimum purchase amount. Although we can exercise some control over store appearance and business performance under our product franchise agreement, our franchisees are independent operators and have a significant amount of flexibility in running their stores and operations, and their employees are not our employees. Consequently, franchisees may not manage their stores in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other store personnel. Although we retain the right to terminate franchises that do not comply with the standards contained in our product franchise agreements, we may not be able to identify problems and take action in a timely manner and, as a result, our image and reputation may suffer, and our sales to our franchise network in China could fluctuate or decline.

Furthermore, to expand our franchise store network successfully, we must identify a sufficient number of suitable dealers and store locations. We require that prospective franchisees have certain management and business experience in related fields, and meet certain investment and economic requirements. We require that all proposed store locations meet our site-selection criteria, including population, real estate market, consumer consumption level and estimated profit margin. There may be errors made in applying these criteria to a particular store location or market, or there may be an insufficient number of new store locations meeting these criteria that would enable us to achieve our planned expansion in future periods. Our franchisees face competition from other furniture companies and retailers in China for store locations that meet our criteria and the supply of store locations may be limited in some markets. As a result of these factors, we may be unable to identify suitable dealers and store locations to become franchisees, which may impact our expansion plans. Additionally, franchisees may not be successful in operating their stores in new markets on a profitable basis. The success of new franchisees will be affected by the different competitive conditions, consumer tastes and discretionary spending patterns of the new markets. Sales at franchisees opening in new markets may take longer to reach average annual sales, if at all, thereby affecting their and our profitability.

Accordingly, we cannot assure you that our plans to establish and expand our network of product franchise stores will be a profitable line of business and will ultimately succeed as currently planned, and any significant setback in our product franchise plans may adversely affect our future profitability and potential for growth.

We historically have derived a substantial part of our sales from a limited number of customers. If we lose any of these customers, or any of these customers reduce the amount of business they does with us, our sales may be adversely affected.

Historically, a substantial part of our sales was attributed to a limited number of customers. One major customer accounted for 24% of our total sales in 2011, and two major customers accounted for 64%, or 43% and 21% for each, of our total sales in 2010. If we lose either of these customers or they reduce the amount of business they do with us, our sales and profitability may be adversely affected. In addition, sales to our largest customer constituted of sales primarily to markets in the European Union. If the demand for our products decreases in one or more of the markets in the European Union supplied by our largest customer, or if there is any material social or regulatory changes in these markets, our sales could decline and we could lose market share, any of which could materially harm our business. We do not foresee relying on these same customers for sales generation as we expand our business to increase our sales to product franchise stores in China and direct sales to the U.S. and other international markets. We cannot assure you, however, that we will be able to successfully implement these plans.

We face risks associated with our recent acquisition of Diamond Bar and the Diamond Sofa brand, and if we fail to integrate its business successfully, our operating results will be negatively affected.

On August 31, 2011, we acquired Diamond Bar and its furniture business in the U.S. market, and two registered U.S. trademarks used in the business of Diamond Bar, including the Diamond Sofa brand. The success of our acquisition of Diamond Bar will depend, in part, on our ongoing process of integrating Diamond Bar and the Diamond Sofa brand with our historical business, which will be time consuming and require optimization and allocation of resources. Geographic distance between our business operations, the compatibility of the technologies and operations being integrated and combining disparate corporate cultures present potentially significant challenges. Diamond Bar also has different standards, controls, contracts, procedures and policies, making it difficult to implement and harmonize company-wide financial, accounting, billing, information, logistics and other systems. Continuing the successful integration of Diamond Bar will require us to integrate and retain key management and other personnel, incorporate the acquired products and capabilities into our product offerings from a sales and marketing perspective, coordinate research and development efforts, integrate and support pre-existing supplier, distribution and customer relationships, combine or centralize back office accounting, order processing, purchasing and support functions and establish and maintain proper internal control over financial reporting. Our focus on integrating operations may also distract attention from our day-to-day business and may disrupt key research and development, marketing or sales efforts. If we cannot overcome these challenges in a timely and efficient manner, or at all, we may not realize the anticipated benefits from our acquisition of Diamond Bar and the Diamond Sofa brand, or it may take longer to realize these benefits than we currently expect, either of which could materially harm our business or results of operations.

If we lose our key personnel, or are unable to attract and retain additional qualified personnel, the quality of our services may decline and our business may be adversely affected.

We rely heavily on the expertise, experience and continued services of our senior management, including our Chief Executive Officer, Mr. Wong, our Chief Financial Officer, Mr. Ho, and our President, Ms. Lam. Loss of their services could adversely affect our ability to achieve our business objectives. Messrs. Wong and Ho and Ms. Lam are key factors in our success at establishing relationships within the furniture industry in China, the U.S. and international market because of their extensive industry experience and reputation. The continued development of our business depends upon their continued employment. We have entered into employment agreements with Messrs. Wong and Ho and Ms. Lam that include provisions for non-competition and confidentiality.

We believe our future success will depend upon our ability to retain key employees and our ability to attract and retain other skilled personnel. The rapid growth of the economy in China has caused intense competition for qualified personnel. We cannot guarantee that any employee will remain employed by us for any period of time or that we will be able to attract, train or retain qualified personnel in the future. Such loss of personnel could have a material adverse effect on our business and company. Furthermore, we will need to employ additional personnel to expand our business. Qualified employees are in great demand and may be unavailable in the time frame required to satisfy our customers’ requirements. There is no assurance we will be able to attract and retain sufficient numbers of highly skilled employees in the future. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates could impair the growth of our business.

We may not be able to keep pace with competition in our industry, which could adversely affect our market share and result in a decrease in our future sales and earnings.

The furniture industry in China, the U.S. and international markets is very competitive and fragmented. Our business is subject to risks associated with competition from new or existing industry participants who may have more resources and better access to capital. Many of our competitors and potential competitors may have substantially greater financial and government support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. Among other things, these industry participants compete with us based upon price, quality, style, functionality and availability. We cannot be sure we will have the resources or expertise to compete successfully in the future. Some of our competitors may also be able to provide customers with additional benefits at lower overall costs to increase market share. We cannot be sure we will be able to match cost reductions by our competitors or that we will be able to succeed in the face of current or future competition. Also, due to the large number of competitors and their wide range of product offerings, we may not be able to continue to differentiate our products through value, styling or functionality from those of our competitors. In addition, some of our customers are also performing more manufacturing services themselves. We may face competition from our customers as they seek to become more vertically integrated. As a result, we are continually subject to the risk of losing market share, which may lower our sales and earnings.

We will face different market dynamics and competition as we develop new products to expand our presence in our target markets. In some markets, our future competitors may have greater brand recognition and broader distribution than we currently enjoy. We may not be as successful as our competitors in generating revenues in those markets due to the lack of recognition of our brands, lack of customer acceptance, lack of product quality history and other factors. As a result, any new expansion efforts could be more costly and less profitable than our efforts in our existing markets. If we are not as successful as our competitors are in our target markets, our sales could decline, our margins could be impacted negatively and we could lose market share, any of which could materially harm our business.

We may lose U.S. market share due to competition and our dependence on production facilities located outside the U.S., which would result in a decrease in our future sales and earnings.

We compete in the U.S. market principally through our sales under the Diamond Sofa brand, which we acquired on August 31, 2011. The furniture industry in the U.S. is very competitive and fragmented. We compete with many domestic U.S. and international residential furniture sources, including national department stores, regional or independent specialty stores, dedicated franchises of furniture manufacturers and retailers marketing products through catalogs and over the internet. There are few barriers to entry in the U.S. furniture market, and new competitors may enter this market at any time. Some of our competitors have greater financial resources than we have and often offer extensively advertised and well-recognized branded products. We may not be able to meet price competition or otherwise respond to competitive pressures in the U.S. market. We also may not be able to continue to differentiate our products from those of our competitors in the U.S. through value, styling and functionality because of the large number of competitors and their wide range of product offerings. In addition, our operations in the U.S. depend primarily on our sourcing of products through Nova Macao, which is subject to increased risks of delays in shipments to the U.S. not typically encountered for domestically sourced furniture, such as shipment delays caused by customs, export and tariff issues, production disruptions and labor issues at our Nova Dongguan facilities, decreased availability of shipping containers and the inability to secure space aboard shipping vessels to transport our products. Our failure to fill customer orders in a timely manner during an extended business interruption for Nova Macao or Nova Dongguan, or due to transportation issues, could negatively impact our existing customer relationships in the U.S. market and result in decreased sales and earnings. Furthermore, some large furniture retailers in the U.S. are sourcing products directly from furniture manufacturers located in China and other Southeast Asian countries instead of through distributors like us. Over time, this practice may expand to smaller retailers in the U.S. Accordingly, we are continually subject to the risk of losing U.S. market share, which may decrease our future sales and earnings.

Failure to anticipate or timely respond to changes in fashion and consumer preferences could adversely impact our business.

Furniture is a styled product and is subject to rapidly changing fashion trends and consumer preferences, as well as to increasingly shorter product life cycles. We believe our past performance has been based on, and our future success will depend, in part, upon our ability to continue to improve our existing products through product innovation and to develop, market and produce new products. We cannot assure you that we will be successful in introducing, marketing and producing any new products or product innovations, or that we will develop and introduce in a timely manner innovations in our existing products that satisfy customer needs or achieve market acceptance. Our success also depends upon our ability to anticipate and respond in a timely manner to fashion trends related to residential furniture. If we fail to identify and respond to these changes, our sales could decline and we could lose market share, any of which could materially harm our business.

Fluctuations in the price, availability or quality of raw materials for our products could cause manufacturing delays, adversely affect our ability to provide goods to our customers or increase costs, any of which could decrease our sales or earnings.

Our major raw material purchases include MDF board, particleboard, stainless and carbon steel, leather, glass and lacquers. We depend on outside suppliers for these raw materials and must obtain sufficient quantities of quality raw materials from these suppliers at acceptable prices and in a timely manner. We do not maintain fixed supply contracts with our suppliers. Unfavorable fluctuations in the price, quality or availability of required raw materials could negatively affect our ability to meet the demands of our customers. Our inability to meet customers’ demands could result in the loss of future sales.

The profitability of our products depends in part upon the margin between the cost to us of certain raw materials and our fabrication costs associated with converting such raw materials into assembled products, as compared to the selling price of our products. We intend to continue to base the selling prices of our products in part upon their associated raw material costs. However, we may not be able to pass all increases in raw material cost or increases in the costs associated with taking possession of raw materials through to our customers in the future. The inability to offset price increases of raw materials by sufficient product price increases would have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

We do not engage in hedging transactions to protect against raw material fluctuations, but attempt to mitigate the short-term risks of price swings by purchasing raw materials in advance based on production needs or reaching agreements with some of our suppliers to keep the cost of raw materials stable.

If we are unable to manage our growth, we may not continue to be profitable.

Our continued success depends, in part, upon our ability to manage and expand our operations and facilities in the face of continued growth. This planned growth includes the expansion of our network of franchise stores and introduction of new product brands in China and diversifying our international sales by expanding our broad network of distributors, increasing direct sales in the U.S., Europe and other international markets and entering emerging growth markets. The growth in our operations has placed, and may continue to place, significant demands on our management, operational and financial infrastructure. If we do not manage our growth effectively, the quality of our products and services could suffer, which could negatively affect our operating results. To manage this growth effectively, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. We cannot assure you that we will be able to fulfill our staffing requirements for our business, successfully train and assimilate new employees, or expand our management base and enhance our operating and financial systems. Failure to achieve any of these goals will prevent us from managing our growth in an effective manner and could have a material adverse effect on our business, financial condition or results of operations.

We may need additional capital to execute our business plan and fund operations and may not be able to obtain such capital on acceptable terms or at all.

In connection with the development and expansion of our business, we may incur significant capital and operational expenses. We believe that we can increase our sales and net income by implementing a growth strategy that focuses on (i) increasing direct sales of our products into the China retail market and (ii) diversifying our international sales. To implement our growth strategy, we intend to expand our network of product franchise stores and introduce new product brands through internet sales in China in the second quarter of 2012. We also plan to increase and diversify our sales to the U.S., Europe and international markets by further integrating the Diamond Sofa brand and establishing new brands for the international markets. Although we are changing our sales and marketing strategy to diversify international sales, we intend to continue supplying products directly to retailers and chain stores under ODM and OEM agreements and private label brands.

Management anticipates that our existing capital resources, cash flows from operations, collection of our accounts receivable and the proceeds from our private placements that closed in August 2011 and January 2012 will satisfy the liquidity requirements of our business for the next 12 months. However, if available funds are not sufficient to meet our plans for expansion or current operating expenses, our plans include pursuing alternative financing arrangements, including bank loans based on our good credit rating or funds raised through additional offerings of our equity or debt, if and when we determine such offerings are required. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

•	investors’ perceptions of, and demand for, companies in our industry;
•	investors’ perceptions of, and demand for, companies operating in China;
•	conditions of the U.S. and other capital markets in which we may seek to raise funds;
•	our future results of operations, financial condition and cash flows;
•	governmental regulation of foreign investment in companies in particular countries;
•	economic, political and other conditions in the U.S., China, and other countries; and
•	governmental policies relating to foreign currency borrowings.

There is no assurance we will be successful in locating a suitable financing transaction in a timely fashion or at all. In addition, there is no assurance we will obtain the capital we require by any other means. Future financings through equity investments are likely to be dilutive to our existing shareholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly-issued securities may include preferences or superior voting rights, be combined with the issuance of warrants or other derivative securities, or be the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Furthermore, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or parts of our strategy to maintain our growth and competitiveness.

Our accounts receivable remain outstanding for a significant period of time, which has a negative impact on our cash flow and liquidity.

Our standard payment term for accounts receivable is 30 - 120 days. We give an extended payment term to certain of our major customers of up to 180 days, but have since reduced this payment term to 120 days beginning in 2011. Our sales to customers in the U.S. and international markets typically are made through letters of credit, but for some long-term, high volume customers, we accept payment by telegraphic transfer with a payment term of 15 days after delivery. To attract franchisees to our new franchise network in China, we granted new store operators in 2010 a payment term of 90 days. We started phasing out these preferential terms in 2011, requiring payment in full before delivery. We remain subject to negative impacts on our cash flow and liquidity due to the significant period of time our accounts receivable remain outstanding with respect to sales made under the longer payment terms. In 2011, we had accounts receivable turnover of 3.39 on an annualized basis, with sales outstanding of 108 days and inventory turnover of 21.67 on an annualized basis. As of December 31, 2011, we had accounts receivable of $19,002,901, of which $14,892,851 was with aging within 90 days, $4,110,049 was with aging over 90 days and within 180 days, and $0 was with aging over 180 days and within 270 days. While historically our collections have been reasonably assured, delays in collections and the significant period of time our accounts receivable remain outstanding may result in pressure on our cash flow and liquidity.

We may experience material disruptions to our manufacturing operations in China that could result in material delays, quality control issues, increased costs and loss of business opportunities, which may negatively impact our sales and financial results.

We rely primarily upon our manufacturing facilities located in Dongguan, Guangdong, China, to operate our business and produce our products. While we seek to operate our facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at our facilities, a material disruption at our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and negatively impact our financial results. Our manufacturing facilities, or any of our machines within our otherwise operational facilities, could cease operations unexpectedly due to a number of events, including: prolonged power failures; equipment failures; disruptions in the transportation infrastructure including roads, bridges, railroad tracks; and fires, floods, earthquakes, acts of war, or other catastrophes. Our future growth strategy includes an anticipated expansion of manufacturing capacity to meet increasing demand for our existing products. Any projects undertaken by us to increase such capacity may not be constructed on the anticipated timetable or within budget. We may also experience quality control issues as we implement these manufacturing upgrades and ramp up production. Any such material disruption may prevent us from shipping our products on a timely basis, reduce our sales and market share and negatively impact our financial results.

We face risks associated with managing operations in China, any of which could decrease our sales or earnings.

All of our manufacturing operations currently are conducted by Nova Dongguan in China. There are a number of risks inherent in doing business in China, including the following: unfavorable political or economical factors; fluctuations in foreign currency exchange rates; potentially adverse tax consequences; unexpected legal or regulatory changes; lack of sufficient protection for intellectual property rights; difficulties in recruiting and retaining personnel, and managing international operations; and less developed infrastructure. Furthermore, changes in the political, economic and social conditions in China from which these risks are derived could make it more difficult to provide products and services to our customers. Our inability to manage these risks successfully could adversely affect our business and manufacturing operations. We can provide no assurances that any new market expansion by us in China or in the U.S. and international markets will be successful because of the risks associated with conducting our manufacturing operations in China, including the risks listed above.

We may not be able to obtain regulatory approvals for our products, which could result in a decrease in clients and revenue, unexpected expenses and loss of market share.

Our products are subject to PRC and international regulations related to the furniture industry. China has a series of compulsory and recommended national standards, or the GB and QB standards, that govern certain technical, safety and quality requirements for furniture manufactured in and exported from China. Our products are also subject to the mandatory and voluntary furniture test standards of the U.S. and international markets in which our customers distribute our products to end consumers, including environmental, ecological and formaldehyde emission standards and source of origin labeling requirements developed by ANSI/BIFMA, ASTM, CARB, FIRA and ISO. As of December 31, 2011, we have no regulatory approvals pending for our products or that we still need to obtain to conduct our business. We seek to manufacture all products to customer specifications and we believe that our products meet all currently applicable national and international furniture test standards. Any failure to manufacture and deliver products in compliance with all applicable standards and regulations for the markets in which our products are distributed may subject us to fines, penalties or business interruptions and could result in a decrease in clients or loss of market share. In addition, new or revised standards and regulations applicable to our products could require us to redesign existing and planned products, acquire new manufacturing equipment or incur other significant expenses. If we are not able to obtain regulatory approvals for our products based on the applicable standards and regulations, it could have material and adverse effects on our business, financial condition and prospects.

Our insurance coverage may be inadequate to protect us from potential losses.

We have purchased property insurance for our properties in China, including raw materials, semi-manufactured goods, manufactured goods, buildings and machinery equipment. Our property insurance may not cover the full value of our property and equipment, however, which would leave us exposed in the event of loss or damage to our properties in China or claims filed against us.

We do not maintain business interruption insurance. The insurance industry in China is in its early stage of development and the business interruption insurance and the product liability insurance available currently in China offers limited coverage compared to that offered in many other countries, especially in the U.S. Any business disruption or natural disaster could result in substantial costs and a diversion of resources, which would have a material and adverse effect on our business and results of operations. Our business operations in China, particularly our production facilities, involve risks and hazards that could result in damage to, or destruction of, property and machinery, personal injury, business interruption and possible legal liability. In addition, we do not have product liability insurance covering bodily injuries and property damage caused by the products we sell. Therefore, we are exposed to risks associated with product liability claims and may need to bear the litigation cost if the use of our products results in bodily injury or property damage. We do not carry key-man life insurance, and if we lose the services of any senior management and key personnel, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely disrupt our business and prospects. We do not have personal injury insurance and accidental medical care insurance. Although we require that the third-party transportation companies we engage maintain insurance policies with respect to inland transit risks for our products, the coverage may be inadequate to protect us from potential claims against us and the losses that may result. The occurrence of a significant event for which we are not fully insured or indemnified, and/or the failure of a party to meet its underwriting or indemnification obligations, could materially and adversely affect our operations and financial condition. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at rates we consider reasonable.

Our bank accounts in China are not insured or protected against loss, and the failure of any bank in which we deposit our funds could affect our ability to continue in business.

We maintain our cash in China with various national banks located in China. These cash accounts are not insured or otherwise protected against loss. Should any bank holding our cash deposits become insolvent, or if we are otherwise unable to withdraw funds, we would lose the cash on deposit with that particular bank. Depending upon the amount of cash we maintain in a bank that fails, our inability to have access to such cash deposits could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

We may not be able to protect our product designs and other proprietary rights adequately, which could adversely affect our competitive position and reduce the value of our products and brands, and litigation to protect our intellectual property rights may be costly.

We attempt to strengthen and differentiate our product portfolio by developing new and innovative brands and product designs and functionality. As a result, our patents, trademarks and other intellectual property rights are important assets to our business. Our success will depend in part on our ability to obtain and protect our products, methods, processes and other technologies, to preserve our trade secrets, and to operate without infringing on the proprietary rights of third parties in China, the U.S. and other international markets. Despite our efforts, any of the following may reduce the value of our owned and used intellectual property:

•	issued patents and trademarks that we own or have the right to use may not provide us with any competitive advantages;
•	our efforts to protect our proprietary rights may not be effective in preventing misappropriation of our intellectual property or that of those from whom we license our rights to use;
•	our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we use or develop; or
•
another party may obtain a blocking patent and we or our licensors would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.

Effective protection of intellectual property rights may be unavailable or limited in China or certain other countries. Policing the unauthorized use of our proprietary technology can be difficult and expensive. Litigation might be necessary to protect our intellectual property rights, which may be costly and may divert our management’s attention away from our core business. Furthermore, there is no guarantee that litigation would result in an outcome favorable to us. If we are unable to protect our proprietary rights adequately, it would have a negative impact on our operations.

We, or the owners of the intellectual property rights licensed to us, may be subject to claims that we or such licensors have infringed the proprietary rights of others, which could require us and our licensors to obtain a license or change designs.

Although we do not believe any of our products infringe upon the proprietary rights of others, there is no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us or those from whom we have licenses or that any such assertions or prosecutions will not have a material adverse effect on our business. Regardless of whether any such claims are valid or can be asserted successfully, defending against such claims could cause us to incur significant costs and could divert resources away from our other activities. In addition, assertion of infringement claims could result in injunctions that prevent us from distributing our products. If any claims or actions are asserted against us or those from whom we have licenses, we may seek to obtain a license to the intellectual property rights that are in dispute. Such a license may not be available on reasonable terms, or at all, which could force us to change our designs.

We and our subsidiaries may only have a perpetual, exclusive, worldwide and royalty-free license to use certain design patents used in our business, which could require us to litigate or arbitrate to retain such license rights if the licensor contests the license agreement.

Nova Dongguan historically has licensed the right to use certain design patents for our products from our Chairman and Chief Executive Officer, Mr. Wong, who is the sole owner and registrant of these design patents. Mr. Wong agreed to transfer his ownership of the design patents to Nova Dongguan and entered into an agreement in January 2011, as amended, to grant Nova Dongguan a perpetual, exclusive, worldwide, royalty-free and irrevocable license to use the design patents registered in his name until the SIPO approves of the ownership transfer to Nova Dongguan. Any transfer of the ownership of such design patents requires that the transfer agreements be registered with the SIPO and, without such registration, the transfers would not be effective under PRC law. As of December 31, 2011, SIPO has approved the ownership transfer to Nova Dongguan of 30 out of the 113 design patents Mr. Wong intended to transfer to Nova Dongguan. The irrevocable license to use the remaining design patents pending transfer approval may not be canceled by Mr. Wong until ownership of such design patents have been transferred to Nova Dongguan. If Mr. Wong contests the license agreement prior to the effective transfer of ownership of the remaining design patents, our business may be adversely affected as Nova Dongguan may have to litigate or arbitrate to enforce its license rights to such design patents under the license agreement.

Our business could be subject to environmental liabilities in China, which could result in our incurring significant remediation costs, fines and loss of our business license.

As is the case with manufacturers of similar products, we use certain hazardous substances in our operations. Currently, our business is subject to the Environmental Protection Law of the PRC as well as other national and local laws in China regarding pollutant discharge, air, water and noise pollution. Although we believe we are in compliance in all material respects with the applicable PRC environmental laws and regulations, if it is determined that we are in violation of these regulations, we could be subject to financial penalties as well as the loss of Nova Dongguan’s business license. Furthermore, if the national or local government in China adopts more stringent environmental regulations, we may incur significant costs in complying with such regulations. If we fail to comply with present or future environmental regulations, we may be required to pay substantial fines and remediation costs, suspend production or cease operations and may be subject to adverse publicity. We currently do not incur any material costs in connection with our compliance with the applicable PRC environmental laws. However, the risk of environmental liability and charges associated with maintaining compliance with PRC environmental laws is inherent in the nature of our business, and there is no assurance that material environmental liabilities and compliance charges will not arise in the future.

We incur significant costs as a result of our operating as a public company and our management is required to devote substantial time to new compliance initiatives.

While we are a public company, our compliance costs prior to the acquisition of Nova Furniture were not substantial in light of our limited operations. Nova Furniture and Diamond Bar never operated as public companies prior to our acquisition of them. As a public company with substantial operations, we incur increased legal, accounting and other expenses. The costs of preparing and filing annual, quarterly and current reports, proxy statements and other information with the SEC and furnishing audited reports to shareholders is time-consuming and costly.

It will also be time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Certain members of our management have limited or no experience operating a company whose securities are listed on a national securities exchange or with the rules and reporting practices required by the federal securities laws and applicable to a publicly traded company. We will need to recruit, hire, train and retain additional financial reporting, internal control and other personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications required by the Sarbanes-Oxley Act.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately. Any inability to report and file our financial results accurately and timely could harm our business and adversely affect the trading price of our common stock.

We are required to establish and maintain internal controls over financial reporting and disclosure controls and procedures and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. At present, we have instituted internal controls, but it may take time to implement them fully as a newly public company. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls and procedures will prevent all possible errors. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Prior to our acquisition of Nova Furniture and Diamond Bar, Nova Furniture and its subsidiaries and Diamond Bar were private operating companies with no experience operating as a public company or establishing the level of internal control over financial reporting required by the Sarbanes-Oxley Act, and Nova LifeStyle, the U.S. parent company, was a non-operating public shell. Our Board of Directors currently lacks independent directors and an audit committee, and we lack sufficient accounting personnel with appropriate understanding of the generally accepted accounting principles in the U.S., or U.S. GAAP, and SEC reporting requirements, which constitutes a material weakness in our internal control over financial reporting. Accordingly, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2011, because of this material weakness. Furthermore, it was not possible for our management to conduct an assessment of our internal control over financial reporting as of December 31, 2011, for the consolidated entity following our reverse acquisition of Nova Furniture by means of the Share Exchange Agreement on June 30, 2011, and our acquisition of Diamond Bar on August 31, 2011. See “Item 9A. Controls and Procedures.” We have taken, and are taking, certain actions intended to remediate these issues regarding our internal control over financial reporting, including the hiring of an outside consultant as of March 2012 to assist in testing and improving our internal controls and for the design of effective documented financial accounting policies and procedures for our U.S. parent company and all subsidiaries. We anticipate that these actions will have a material impact on our internal control over financial reporting in future periods, but because this remediation process is still in its initial stages, we can give no assurance as to when it will be completed.

Our accounting personnel who are primarily responsible for the preparation and supervision of the preparation of our financial statements under generally accepted accounting principles in the U.S. have limited relevant education and training in U.S. GAAP and SEC rules and regulations pertaining to financial reporting, which could impact our ability to prepare our financial statements and convert our books and records to U.S. GAAP.

Our manufacturing operations are in China and we historically have maintained the books and records of our PRC subsidiaries in accordance with generally accepted accounting principles in the PRC, or PRC GAAP. Our accounting personnel in the PRC who have the primary responsibilities of preparing and supervising the preparation of financial statements under U.S. GAAP have limited relevant education and training in U.S. GAAP and related SEC rules and regulations. As such, they may be unable to identify potential accounting and disclosure issues that may arise upon the conversion of our books and records from PRC GAAP to U.S. GAAP, which could affect our ability to prepare our financial statements in accordance with U.S. GAAP. We have taken steps to ensure that our financial statements are prepared in accordance with U.S. GAAP, including our hiring of a U.S. accounting firm to work with our PRC accounting personnel and management to convert our books and records to U.S. GAAP and prepare our financial statements. In addition, our annual financial statements are audited by an independent auditor for compliance with U.S. GAAP and to ensure that all necessary and appropriate adjustments from PRC GAAP to U.S. GAAP have been made. Until such time as we hire qualified accounting personnel or train our current accounting personnel with the requisite U.S. GAAP experience, however, the measures we have taken may not be sufficient to mitigate the foregoing risks associated with the limited education and training of our accounting personnel in U.S. GAAP and related SEC rules and regulations.

We are a holding company that depends on cash flow from our wholly owned subsidiaries to meet our obligations, and any inability of our subsidiaries to pay us dividends or make other payments to us when needed could disrupt or have a negative impact on our business.

After our acquisition of Nova Furniture, we became a holding company with no material assets other than the stock of our wholly owned subsidiary, Nova Furniture, and its wholly owned subsidiaries through which we conduct operations: Nova Dongguan, Nova Macao and Nova Museum, itself a wholly owned subsidiary of Nova Dongguan. On August 31, 2011, we acquired Diamond Bar as a wholly owned subsidiary of Nova LifeStyle. We rely on dividends paid by our subsidiaries for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. China has currency and capital transfer regulations that require us to comply with complex regulations for the movement of capital. PRC regulations currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Our PRC subsidiaries also are required to set aside at least 10% of net income after taxes based on PRC accounting standards each year to statutory surplus reserves until the cumulative amount of such reserves reaches 50% of registered capital. These reserves are not distributable as cash dividends. Our PRC subsidiaries also may allocate a portion of their after-tax profits to their staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. Furthermore, if any of our subsidiaries incurs debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Accordingly, if our subsidiaries are unable to pay us dividends and make other payments to us when needed because of regulatory restrictions or otherwise, we may be materially and adversely limited in our ability to make investments or acquisitions that could be beneficial to our business, pay dividends or otherwise fund and conduct our business.

All of the liabilities of Nova Furniture survived its acquisition by us, and there may be undisclosed liabilities that could have a negative impact on our financial condition.

Before our acquisition of Nova Furniture, certain due diligence activities on our company and Nova Furniture were performed by us, our auditors and our attorneys. The due diligence process may not have revealed all liabilities (actual or contingent) of our company and Nova Furniture that existed or which may arise in the future relating to activities before the consummation of our acquisition of Nova Furniture. Notwithstanding that all of our pre-closing liabilities, other than those arising under the return to treasury agreement entered into between us and our former president and director concurrently with the Share Exchange Agreement, were transferred to the seller pursuant to the terms of the Share Exchange Agreement, it is possible that claims for such liabilities may still be made against us, which we will be required to defend or otherwise resolve. The transfer of pre-closing liabilities pursuant to the Share Exchange Agreement may not be sufficient to protect us from claims and liabilities, and any breaches of related representations and warranties. Any liabilities remaining from pre-closing activities could harm our financial condition and results of operations.

Our acquisition of Diamond Bar and the Diamond Sofa brand might subject us to unknown liabilities that could have a negative impact on our financial condition.

Before our acquisition of Diamond Bar and the Diamond Sofa brand, certain due diligence activities on Diamond Bar were performed by us and our attorneys. Diamond Bar may have unknown liabilities, however, including, but not limited to, product liability, workers’ compensation liability, tax liability and liability for improper business practices. Although we are entitled to indemnification from the seller of Diamond Bar for these and other matters, we could experience difficulty enforcing those obligations or we could incur material liabilities for the past activities of Diamond Bar. Such liabilities and related legal or other costs could materially harm our business or results of operations.

We may not be able to attract the attention of major brokerage firms because we became public by means of a share exchange, which could limit our ability to obtain future capital and financing.

There may be risks associated with our becoming public by means of a share exchange, or reverse acquisition, with a public shell company that had no revenues, operations or material assets prior to the time of the share exchange. Analysts of major brokerage firms may not provide coverage for our company because there is no incentive for brokerage firms to recommend the purchase of our common stock. Furthermore, we can give no assurance that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf, which could limit our ability to obtain future capital and financing.

Risks Related to Business in China

Inflation in China could negatively affect our profitability and growth.

The rapid growth of China’s economy has been uneven among economic sectors and geographic regions of the country and has been fueled over the last three years by a large amount of debt issuances. China’s economy grew at an annual rate of 9.2% in 2011, as measured by the year-over-year change in GDP according to the NBS. Rapid economic growth and less restrictive monetary policies can lead to growth in the money supply and rising inflation. According to the NBS, the annual inflation rate in China, as measured by the year-over-year change in consumer price index, was 5.4% as of December 2011, according to the NBS. If prices for our products fail to rise at a rate sufficient to compensate for the increased costs of supplies, such as raw materials, due to inflation, it may have an adverse effect on our profitability.

In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets, restrictions on state bank lending and raised reserve requirements for banks. In particular, in response to inflationary concerns, the PRC government instituted tightened fiscal policies in 2011, including controls on bank reserve requirement ratios, that contributed to a general slowdown in many sectors of China’s economy and restricted bank lending practices. If the PRC government continues its deflationary policies and efforts to stabilize economic growth in China, such disruptions may adversely affect our plans for growth and our results of operations, cash flows and financial condition. In addition, the People’s Bank of China, or the PBOC, which is the central bank of the PRC, has effected several increases in interest rates in response to inflationary concerns in China’s economy. The implementation of such policies may further impede future economic growth. If the PBOC continues to raise interest rates, economic activity in China could further slow and, in turn, materially increase our costs and reduce demand for our products and services.

The PRC government has introduced certain policy and regulatory measures to control the rapid increase in housing prices and slow down the real estate market in China, which could affect our business and planned growth in China.

The PRC government strictly controls the housing and real estate market in China, which has experienced a strong recovery from the financial crisis since 2009. To control the price of real estate, restrict speculation and break the isolated bubbles in the real estate market in China, the PRC government has tightened its credit loan policies and land right acquisition regulations. In January 2010, the PRC State Council issued a circular, or the January Circular, to control the rapid increase in housing prices and slow down the real estate market in China. The circular notably instructed the PBOC and the China Bank Regulatory Commission to tighten the supervision of bank lending to the real estate sector and mortgage financing and increased the minimum down payment requirements for purchasers of a second residential property. In response, the PBOC increased the reserve requirement ratio for commercial banks during the first half of 2010, which had the effect of tightening lending policies. In April 2010, the PRC State Council issued an additional circular, or the April Circular, setting increased minimum down payment and mortgage interest rate requirements for purchasers of first, second and third residential properties. Moreover, this circular provided that banks can decline to provide mortgage financing to purchasers of a third residential property and non-resident purchasers. It is possible that the PRC government agencies may adopt further measures to implement the policies outlined in the January and April Circulars. The full effect of these circulars on the real estate industry and our planned growth in selling and marketing furniture to end consumers in China will depend in large part on the implementation and interpretation of the circulars by PRC governmental agencies, local governments and banks involved in the real estate industry. The PRC government’s policies and regulatory measures on the PRC real estate sector could limit the ability of new apartment and homeowners to obtain mortgage financing or significantly increase the cost of mortgage financing or reduce market demand. We cannot be certain that the PRC government will not issue additional and more stringent regulations or measures or that agencies and banks will not adopt restrictive measures or practices in response to PRC governmental policies and regulations. Our growth strategy includes a planned expansion of our network of product franchise stores in China and the introduction of new product brands designed for the middle class consumer in China. Changes in mortgage and interest rates, new housing starts, existing home sales and the availability of consumer credit in China could have particularly significant effects on consumer demand for furniture in China, which in turn could materially and adversely affect our business, financial condition, results of operations and expansion prospects.

Changes in China’s political and economic policies could have a material adverse effect on the overall economic growth of China, which could reduce the demand for our products and adversely affect our business.

All of our manufacturing and productive assets are located in China and a significant percentage of our revenue is derived from our operations in China. Accordingly, our results of operations and prospects are subject to the economic, political and legal developments in China. While China’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may have a negative effect on us. For example, our operating results and financial condition may be adversely affected by PRC government control over capital investments or changes in tax regulations. In recent years, the PRC government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy, the control of the housing and real estate market and the provision of preferential treatment to particular industries or companies. Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and level of real estate and housing investments and expenditures in China, which in turn could lead to reduced consumer demand for home furnishings and our products and consequently have a material adverse effect on our business. Furthermore, changes in policies, laws and regulations or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to shareholders, or devaluations of currency could cause a decline in the price of our common stock, should a market for our common stock ever develop.

We may have difficulty establishing adequate management, legal and financial controls in China, which could affect our ability to report our financial results accurately and timely.

Historically, China has not adopted an international style of management or financial reporting concepts and practices, nor modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices for our subsidiaries in China that meet international standards.

If relations between the U.S. and China worsen, our business could be adversely affected and investors may be unwilling to hold or buy our stock and our stock price may decrease.

At various times during recent years, the U.S. and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the U.S. and China, whether or not directly related to our business, could reduce the price of our common stock. These controversies also could make it more difficult for us to provide our products to our customers in the U.S. The international trade policies of China and the U.S. could adversely affect our business, and the imposition of trade sanctions relating to imports, taxes, import duties and other charges on imports from China, including those applied specifically to furniture products, or the imposition of taxes, import duties or other charges on exports to the U.S. could increase our costs and decrease our earnings.

The nature and application of many laws of China create an uncertain environment for business operations and they could have a negative effect on us.

The legal system in China is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, China began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in China and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic and commercial matters, but these recently enacted laws and regulations may not cover all aspects of business activities in China sufficiently. In particular, because these laws and regulations are relatively new, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, there may be certain instances when we may not be aware of our violation of these policies and rules until some time after such violation.

The PRC government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. Our ability to enforce commercial claims or to resolve commercial disputes under these laws and regulations is unpredictable, however, because the implementation, interpretation and enforcement of these laws and regulations is limited and, given their relative newness, involve uncertainties. For example, contracts governed by PRC law tend to contain less detail than those under U.S. law and generally are not as comprehensive in defining the rights and obligations of the contracting parties. Consequently, contracts in China are more vulnerable to disputes and legal challenges than those in the U.S. In addition, contract interpretation and enforcement in China is not as developed as in the U.S., and the result of any contract dispute is subject to significant uncertainties. We currently are not subject to any contract dispute, but we cannot assure you that we will not be subject to future contract disputes with our suppliers, franchisees and other customers under contracts governed by PRC law, and if such disputes arise, we cannot assure you that we will prevail.

Furthermore, the political, governmental and judicial systems in China are impacted sometimes by corruption. There is no assurance we will be able to obtain recourse in any legal disputes with the suppliers, customers or other parties with whom we conduct business, if desired, through China’s developing and sometimes corrupt judicial systems. Any rights we may have under PRC law to specific performance or to seek an injunction are severely limited, and without a means of recourse by virtue of the PRC legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in China.

As some of our officers and directors, including our Chairman and Chief Executive Officer, are citizens of the PRC, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us or our officers and directors by a shareholder or group of shareholders in the U.S. Also, because three of our subsidiaries, and all of our manufacturing and productive assets, are located in China, it may be extremely difficult or impossible for individuals to access those assets to enforce judgments rendered against us or our directors or executive officers by U.S. courts. In addition, the courts in China may not permit the enforcement of judgments arising out of U.S. federal and state corporate, securities or similar laws. Accordingly, U.S. investors may not be able to enforce judgments against us for violation of U.S. securities laws.

Fluctuation of the Renminbi may affect our financial condition and the value of our securities.

Although we use the USD for financial reporting purposes, transactions effected by two of our subsidiaries in China, Nova Dongguan and Nova Museum, are denominated in RMB. The value of the RMB fluctuates and is subject to changes in China’s political and economic conditions. From June 2008 to June 2010, the RMB was pegged to the USD, but it has since been managed more flexibly. Because the PBOC regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the USD in the medium to long term. Moreover, it is possible that in the future the PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Future movements in the exchange rate of the RMB could adversely affect our financial condition as we may suffer financial losses when transferring money raised outside of China into the country or paying vendors for services performed outside of China. Moreover, fluctuations in the exchange rate between the USD and RMB will affect our financial results reported in USD terms without giving effect to any underlying change in our business, financial condition or results of operations. The value of our common stock likewise will be affected by the foreign exchange rate between the USD and RMB, and between those currencies and other currencies in which our sales may be denominated. Fluctuations in the exchange rate will also affect the relative value of any dividend we may issue in the future that will be exchanged into USD and earnings from, and the value of, any USD-denominated investments we make in the future. For example, if we need to convert USD into RMB for our operational needs and the RMB appreciates against the USD at that time, our financial position, our business and the price of our common stock may be harmed. Conversely, if we decide to convert our RMB into USD for the purpose of declaring dividends on our common stock or for other business purposes and the USD appreciates against the RMB, the USD equivalent of our earnings from our subsidiaries in China would be reduced.

PRC regulations relating to mergers, offshore companies and PRC shareholders, if applied to us, may limit our ability to operate our business as we see fit.

PRC regulations govern the process by which we may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, these regulations require involved parties to make a series of applications and supplemental applications to various government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to PRC regulations, our ability to engage in business combination transactions in China through our subsidiaries has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate transactions that are acceptable to us or sufficiently protective of our interests.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The RMB is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our subsidiaries in China may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the SAFE. However, the relevant PRC government authorities may limit or eliminate their ability to purchase foreign currencies in the future. Since a significant amount of our future revenues will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenues generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

On August 29, 2008, the SAFE promulgated the Notice on Perfecting Practices Concerning Foreign Exchange Settlement Regarding the Capital Contribution by Foreign-invested Enterprises, or Circular 142, to regulate the conversion by FIEs of foreign currency into RMB by restricting how the converted RMB may be used. Circular 142 requires that RMB converted from the foreign currency-dominated capital of a FIE may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within the PRC unless specifically provided for otherwise. In addition, the SAFE strengthened its oversight over the flow and use of RMB funds converted from the foreign currency-dominated capital of a FIE. The use of such RMB may not be changed without approval from the SAFE, and may not be used to repay RMB loans if the proceeds of such loans have not yet been used. These limitations could affect the ability of our subsidiaries in China to obtain foreign exchange through debt or equity financing.

PRC regulations relating to the registration requirements for PRC resident shareholders owning shares in offshore companies may subject our PRC resident shareholders to personal liability and limit our ability to acquire companies in China or to inject capital into our operating subsidiaries in China, limit our subsidiaries’ ability to distribute profits to us or otherwise materially and adversely affect our business.

The SAFE issued a public notice in October 2005, Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment through Offshore Special Purpose Vehicles, which we refer to as Circular 75, requiring PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China, referred to as an “offshore special purpose company,” for the purpose of acquiring any assets of or equity interest in PRC companies and raising funds from overseas. In addition, any PRC resident who is the shareholder of an offshore special purpose company is required to amend his or her SAFE registration with the local SAFE branch, with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. If any PRC resident who is the shareholder of an offshore special purpose company fails to comply with the SAFE registration requirements, the PRC subsidiaries of the offshore special purpose company may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company and the offshore parent company may be restricted in its ability to contribute additional capital into its PRC subsidiaries. Moreover, failure to comply with the SAFE registration requirements could result in liabilities under PRC laws for evasion of foreign exchange restrictions. We cannot predict fully how Circular 75 will affect our business operations or future strategies because of ongoing uncertainty over how Circular 75 is interpreted and implemented, and how or whether SAFE will apply it to us.

We have requested our PRC resident beneficial owners, including our Chairman and Chief Executive Officer, to make the necessary applications, filings and amendments as required under SAFE regulations in connection with their equity interests in us. We attempt to ensure that our subsidiaries in China comply, and that our PRC resident beneficial owners subject to these rules comply, with the relevant SAFE regulations. We cannot provide any assurances that all of our present or prospective direct or indirect PRC resident beneficial owners will comply fully with all applicable registrations or required approvals. The failure or inability of our PRC resident beneficial owners to comply with the applicable SAFE registration requirements may subject these beneficial owners or us to fines, legal sanctions and restrictions described above.

If we fail to satisfy our additional capital contribution requirements to Nova Dongguan, Nova Dongguan may be required to pay a penalty and it may not be able to distribute dividends to us, which could adversely affect our business.

Under PRC laws, shareholders of an FIE are required to contribute capital to satisfy the registered capital requirement of the FIE within a period of not more than two years from the date when a requested increase in registered capital requirement is approved by the relevant PRC government agencies. The relevant PRC government agencies may extend the contribution period for an additional six months without penalty, and, upon application by the FIE, grant a further three-month grace period without penalty. If the capital contribution remains incomplete after the grace periods have been exhausted or denied, the FIE may be required to pay a negotiated penalty, typically 3% to 5% of the unsatisfied contribution of registered capital remaining outstanding. If the shareholders remain unable to complete the capital contribution within a six-month period following payment of the penalty, the FIE may reduce its increased registered capital to the amount contributed with the amount remaining outstanding waived by the relevant PRC government agencies without risk of revocation to its business license. Until such contribution of capital is satisfied or the registered capital requirement is reduced to the amount already contributed, however, the FIE is not allowed to repatriate profits to its shareholders, unless otherwise approved by the SAFE.

On November 16, 2009, the Foreign Trade and Economic Cooperation Bureau of Dongguan approved an increase in the registered capital of Nova Dongguan from $8 million to $20 million, with the $12 million in additional contribution of capital to be paid within two years, for which we received an extension. As of December 31, 2011, Nova Dongguan has received additional capital contributions of $2.9 million from its shareholders and $0.99 million from Nova LifeStyle, its U.S. parent company. If we are unable to fund the remaining $8.11 million in additional contribution to capital by June 30, 2012, we may apply to the relevant PRC government agencies for another extension or reduction of the registered capital requirement. If we do not receive an extension or reduction of registered capital, and we remain unable to satisfy our additional registered capital contribution requirements to Nova Dongguan, Nova Dongguan may be required to pay a penalty of up to $405,000 based on the amount remaining outstanding as of December 31, 2011, and it may not be able to repatriate profits or dividends to us, which could adversely affect our business and the value of our common stock.

PRC labor laws may adversely affect our results of operations.

On June 29, 2007, the PRC government promulgated the Labor Contract Law of the PRC, effective on January 1, 2008, to govern the establishment of employment relationships between employers and employees, and the conclusion, performance, termination of and the amendment to employment contracts. The Labor Contract Law imposes greater liabilities on employers and significantly affects the cost of an employer’s decision to reduce its workforce. Further, it requires that certain terminations be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce in China, the Labor Contract Law could adversely affect our ability to effect such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially and adversely affecting our financial condition and results of operations.

Transactions between Nova Dongguan and Nova Macao may be subject to audit or challenge by PRC and U.S. tax authorities, and a finding that that we owe additional taxes could adversely affect our profitability.

We are subject to income tax in the U.S. and the foreign jurisdictions in which we operate. Under PRC and U.S. laws and regulations, transactions among affiliated parties may be subject to audit or challenge by the tax authorities in these jurisdictions. We could face material and adverse tax consequences if the PRC or U.S. tax authorities determine that transactions between Nova Dongguan and Nova Macao do not represent arm’s-length prices and, as a result, adjust any of the income in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in a reduction of expense deductions for PRC tax purposes recorded by our PRC subsidiaries or an increase in taxable income, all of which could increase our tax liabilities. In addition, the PRC or U.S. tax authorities may impose late payment fees and other penalties on us or our PRC subsidiaries for under-paid taxes. Management assesses our potential liabilities related to this issue on a quarterly basis, and we have taken an additional income tax expense as a reserve based on management’s analysis for estimated tax principle, interest and penalties under both PRC and U.S. transfer pricing regulations. To the extent that any PRC or U.S. tax authority disagrees with our transfer pricing policies or appropriateness of our tax provision, we could become subject to significant tax liabilities and penalties, which could adversely affect our profitability.

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC resident shareholders.

China passed the Enterprise Income Tax Law, or the EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it must be treated as a PRC domestic enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the SAT issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation regarding non-PRC enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an off-shore jurisdiction and controlled by a PRC enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if: (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often reside in China. A “resident enterprise” would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, detailed measures on imposition of tax from non-domestically incorporated resident enterprises are not yet available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a “resident enterprise” by PRC tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as “resident enterprises” for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

Dividends distributed by us to our non-PRC resident shareholders may be subject to PRC withholding taxes.

Before the EIT Law came into effect on January 1, 2008, dividends paid to foreign investors by FIEs, such as dividends paid to us by our subsidiaries in China, were exempt from PRC withholding tax. We are a Nevada holding company and substantially all of our income is derived from dividends we receive from our subsidiaries, including those in China. Pursuant to the EIT Law, dividends generated after January 1, 2008, and distributed to us by our subsidiaries in China are subject to withholding tax at a rate of 5%, provided that we are determined by the relevant PRC tax authorities to be a “non-resident enterprise” under the EIT Law and hold at least 25% of the equity interest of our subsidiaries. If we are determined to be a “resident enterprise,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as “resident enterprises” for PRC enterprise income tax purposes. In addition, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares.

The SAT promulgated “Notice on How to Understand and Determine the Beneficial Owners in Tax Agreement” on October 27, 2009, or SAT Circular 601, which provides guidance for determining whether a resident of a contracting state is the “beneficial owner” of an item of income under China’s tax treaties and tax arrangements. According to SAT Circular 601, a beneficial owner generally must be engaged in substantive business activities. An agent or conduit company will not be regarded as a beneficial owner and, therefore, will not qualify for treaty benefits. The agent or conduit company normally refers to a company that is registered in a jurisdiction other than China and merely meets the minimum legal requirements on organizational form and is not engaged in substantive operational activities for manufacturing, distribution or management. It is still unclear how SAT Circular 601 is implemented by SAT or its local counterparts in practice and whether we could be recognized as a “beneficial owner.” If we are deemed a non-resident enterprise but not qualified as a beneficial owner, we will not be entitled to a reduced 5% withholding tax and the 10% withholding tax would be imposed on our dividend income received from our subsidiaries. As a result, our net income would be reduced and our operating results would be adversely affected.

Our compliance with the Foreign Corrupt Practices Act may put us at a competitive disadvantage, while our failure to comply with the Foreign Corrupt Practices Act may result in substantial penalties.

We are required to comply with the United States Foreign Corrupt Practices Act, or the FCPA, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties. Non-U.S. companies, including some of our competitors, are not subject to the provisions of the FCPA. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time to time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage.

Risks Related to Our Securities

The market price for our common stock may be volatile, which could make it more difficult or impossible for you to sell our common stock for a positive return on your investment.

The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but not limited to, our quarterly operating results or the operating results of other companies in our industry, announcements by us or our competitors of acquisitions, new products, product improvements, commercial relationships, intellectual property, legal, regulatory or other business developments and changes in financial estimates or recommendations by stock market analysts regarding us or our competitors. In addition, the stock market in general, and the market for companies with substantial operations based in China or that became public by means of a reverse acquisition with a public shell company in particular, has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated or disproportionate to their operating performance. These broad market fluctuations may materially affect our stock price, regardless of our operating results. Furthermore, the market for our common stock historically has been limited and we cannot assure you that a larger market will ever be developed or maintained. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, these factors may make it more difficult or impossible for you to sell our common stock for a positive return on your investment.

Shares of our common stock lack a significant trading market, which could make it more difficult for an investor to sell our common stock.

Shares of our common stock are not yet eligible for trading on any national securities exchange. Our common stock is qualified for quotation in the over-the-counter market on the OTC Bulletin Board, or the OTCBB. This market tends to be highly illiquid. Although we plan to apply for listing of our common stock on a national securities exchange, there can be no assurance of if and when we will meet the applicable listing requirements or such application would be granted. There is no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities quoted on the OTCBB as opposed to securities traded on a national exchange. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, or to obtain coverage for significant news events concerning us, and our common stock could become substantially less attractive for margin loans, for investment by financial institutions, as consideration in future capital raising transactions or for other purposes.

Future sales of shares of our common stock by our shareholders could cause our stock price to decline.

Future sales of shares of our common stock could adversely affect the prevailing market price of our stock. As of March 28, 2012, Messrs. Wong, our Chairman and Chief Executive Officer, and Ho, our Chief Financial Officer, our two largest shareholders, each owned 26.3% of our outstanding shares of common stock. If our significant shareholders sell a large number of shares, or if we issue a large number of shares, the market price of our stock could decline. Moreover, the perception in the public market that shareholders might sell shares of our stock could depress the market for our shares. Our management and certain of our other significant shareholders who received shares of our common stock issued pursuant to the Share Exchange Agreement are subject to lockup agreements that prohibit their sale of all shares of our common stock held currently or acquired by them in the future to the general public until three years from the date our common stock is first listed on a national securities exchange, except in the event of a change of control or sale of our company. Upon the termination of these lockup agreements, if such shareholders sell substantial amounts of our common stock in the public market, such sales could create a circumstance commonly referred to as an “overhang,” in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price we deem reasonable or appropriate.

We may issue additional shares of our common stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our shareholders.

Our Articles of Incorporation, as amended, authorize the issuance of up to 75,000,000 shares of common stock, par value $0.001 per share. As of March 28, 2012, there were 55,530,153 authorized and unissued shares of our common stock available for future issuance, based on 18,486,567 shares of our common stock outstanding and our reservation of 983,280 shares of our common stock issuable upon exercise of outstanding warrants. Although we have no commitments as of the date of this report to issue our securities, we may issue a substantial number of additional shares of our common stock or debt securities to complete a business combination or to raise capital. The issuance of additional shares of our common stock may significantly reduce the equity interest of our existing shareholders and adversely affect prevailing market prices for our common stock.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules apply to issuers whose common stock does not trade on a national securities exchange and trades at less than $5.00 per share, or that have a tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC that contains the following information:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities laws;

•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” prices;
•	a toll free telephone number for inquiries on disciplinary actions;
•	definitions of any significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in a penny stock, the broker-dealer also must provide the customer with the following information:

•	bid and offer quotations for the penny stock;
•	compensation of the broker-dealer and our salesperson in the transaction;
•	number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

The penny stock rules further require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks and a signed and dated copy of a written suitability statement.

Due to the requirements of the penny stock rules, many broker-dealers have decided not to trade penny stocks. As a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. Moreover, if our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

We do not expect to pay dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board of Directors may consider relevant. Furthermore, China has currency and capital transfer regulations that require us to comply with complex regulations for the movement of capital and restrict the amount of capital available for distribution as dividends from our subsidiaries in China. See “Risks Related to Our Business – We are a holding company that depends on cash flow from our wholly owned subsidiaries to meet our obligations, and any inability of our subsidiaries to pay us dividends or make other payments to us when needed could disrupt or have a negative impact on our business.” Although our management believes we are in compliance with these regulations, should these regulations or their interpretation by PRC courts or regulatory agencies change, we may not be able to pay dividends to our shareholders outside of China. Our management intends to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business. If we do not pay dividends, our common stock may be less valuable because a return on your investment will occur only if our stock price appreciates.

Our principal shareholders have the ability to exert significant control in matters requiring a shareholder vote and could delay, deter or prevent a change of control in our company.

As of March 28, 2012, Messrs. Wong, our Chairman and Chief Executive Officer, and Ho, our Chief Financial Officer, our two largest shareholders, each owned 26.3% of our outstanding shares of common stock. Together and individually, Messrs. Wong and Ho exert significant influence over us, giving them the ability, among other things, to exercise significant control over the election of all or a majority of the Board of Directors and to approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Without the consent of Messrs. Wong and Ho, we could be prevented from entering into potentially beneficial transactions if such transactions conflict with our principal shareholders’ interests. The interests of Messrs. Wong and Ho may differ from the interests of our other shareholders.

Provisions in the Nevada Revised Statutes and our Amended and Restated Bylaws could make it very difficult for you to bring any legal actions against our directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

Members of our Board of Directors and our officers will have no liability for breaches of their fiduciary duty of care as a director or officer, except in limited circumstances, pursuant to provisions in the Nevada Revised Statutes and our Amended and Restated Bylaws as authorized by the Nevada Revised Statutes. Specifically, Section 78.138 of the Nevada Revised Statutes provides that a director or officer is not individually liable to the company or its shareholders or creditors for any damages as a result of any act or failure to act in his or her capacity as a director or officer unless it is proven that (1) the director’s or officer’s act or failure to act constituted a breach of his or her fiduciary duties as a director or officer and (2) his or her breach of those duties involved intentional misconduct, fraud or a knowing violation of law. This provision is intended to afford directors and officers protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of the duty of care by a director or officer. Accordingly, you may be unable to prevail in a legal action against our directors or officers even if they have breached their fiduciary duty of care. In addition, our Amended and Restated Bylaws allow us to indemnify our directors and officers from and against any and all costs, charges and expenses resulting from their acting in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood, we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay. Accordingly, our indemnification obligations could divert needed financial resources and may adversely affect our business, financial condition, results of operations and cash flows, and adversely affect prevailing market prices for our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive offices and those of Diamond Bar are in leased office space with showroom, distribution and warehouse space in Commerce, California. Diamond Bar also maintains showrooms in leased space at Las Vegas Market in Nevada and High Point Market in North Carolina. Our principal design and manufacturing facilities are located in Dongguan, Guangdong Province, China, where Nova Dongguan acquired land use rights to 40,000 square meters of land through 2054. Our manufacturing facilities at Nova Dongguan comprise an aggregate of approximately 51,000 square meters, including approximately 15,000 square meters of production space expected to come online in 2012, with an estimated annual production capacity of approximately 316,000 units. Nova Museum occupies an 8,000 square meter exhibition and showroom space in facilities owned by Nova Dongguan in Dongguan, Guangdong Province, China. Nova Macao leases office space in Macao. We are expanding the operations of Nova Macao to move oversight of manufacturing operations from Nova Dongguan, and we anticipate completion of this transition process by the end of 2012. Stores in our franchise network in China are independently owned and operated, and the individual franchisee is responsible for their own leasing arrangements.

We believe that our existing office, distribution and manufacturing facilities are adequate for current and presently foreseeable operations. In general, our properties are well maintained, considered adequate and being utilized for their intended purposes. See Notes 5, 6, 7 and 19 to our consolidated financial statements contained herein, which disclose amounts invested in land use rights, buildings, machinery, equipment and lease agreements.

Item 3. Legal Proceedings

We may become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may have an adverse effect on our business, financial conditions or operating results. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock qualified for quotation on the OTCBB on April 16, 2010, under the symbol “STVS.” No trades of our common stock occurred through the facilities of the OTCBB until July 26, 2011. The following table sets forth the range of the high and low bid prices per share of our common stock for each quarter (or portion thereof) as reported on the OTCBB beginning on July 26, 2011. These quotations represent interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions. There currently is no liquid trading market for our common stock. There can be no assurance that a significant active trading market in our common stock will develop, or if such a market develops, that it will be sustained.

	2011
	High	Low
Third Quarter (through September 30)	$4.25	$0.15
Fourth Quarter (through December 31)	14.00	3.50

Holders of Record

On March 28, 2012, there were approximately 113 shareholders of record based on information provided by our transfer agent. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

Dividend Policy

Dividends may be declared and paid out of legally available funds at the discretion of our Board of Directors. We do not anticipate or contemplate paying dividends on our common stock in the foreseeable future. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors. We currently intend to utilize all available funds to develop our business.

Our ability to pay dividends may be affected by the complex currency and capital transfer regulations in China that restrict the payment of dividends to us by our subsidiaries in China. PRC regulations currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Our PRC subsidiaries also are required to set aside at least 10% of net income after taxes based on PRC accounting standards each year to statutory surplus reserves until the cumulative amount of such reserves reaches 50% of registered capital. These reserves are not distributable as cash dividends. Our PRC subsidiaries also may allocate a portion of their after-tax profits to their staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. Furthermore, if any of our subsidiaries incurs debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us.

In addition, Circular 75 requires PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China. If the PRC subsidiaries of an offshore parent company do not report the need for their PRC investors to register to the local SAFE authorities, they may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company. Although we believe that our PRC subsidiaries are in compliance with these regulations, should these regulations or the interpretation of them by PRC courts or regulatory agencies change, we may not be able to pay dividends outside of China.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The comments made throughout this report should be read in conjunction with our financial statements and the notes thereto, and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report.

Overview

We are a residential furniture marketing and logistics company offering sourcing and manufacturing of modern home furniture for today’s middle class, urban consumer in diverse markets worldwide. We market and develop high quality residential furniture for the living room, dining room, bedroom and home office in distinctive styles targeted at the medium and upper-medium price ranges. Our product offerings feature urban contemporary styles offering comfort and functionality in matching furniture collections and upscale luxury pieces appealing to lifestyle-conscious middle and upper middle-income consumers. Our products are sold in the U.S., China, Europe, Australia and to other markets worldwide. In China, we sell products under our brands through franchise stores to China’s growing middle class. In the U.S. and international markets, our customers principally consist of private label retailers and furniture distributors for whom we source products that are in turn offered to retailers under their own brand names. We also sell products under the Diamond Sofa brand in the U.S. market. Our logistics, manufacturing and delivery capabilities provide our customers with the flexibility to select from our extensive furniture collections in their respective shipments. Our experience developing and marketing products for international markets has enabled us to develop the scale, logistics, marketing, manufacturing efficiencies and design expertise that serves as the foundation for us to expand aggressively into the highly attractive U.S. and China markets.

We are a U.S. holding company with no material assets other than the ownership interests of our wholly owned subsidiaries through which we market, design, manufacture and sell residential furniture worldwide: Nova Dongguan, Nova Macao, Nova Museum and Diamond Bar. Nova Dongguan is a WFOE and was incorporated under the laws of the PRC on June 6, 2003. Nova Macao was organized under the laws of Macao on May 20, 2006. Nova Dongguan organized Nova Museum on March 17, 2011, as a non-profit organization under the laws of the PRC engaged in the promotion of the culture and history of furniture in China. Nova Dongguan and Nova Macao are wholly owned subsidiaries of Nova Furniture, our wholly owned subsidiary organized under the laws of the BVI on April 29, 2003. We acquired Nova Furniture pursuant to the Share Exchange Agreement on June 30, 2011. Diamond Bar is a California corporation organized on June 15, 2000, which we acquired pursuant to a stock purchase agreement on August 31, 2011.

Nova Dongguan markets and sells our products in China to stores in our franchise network and to wholesalers and agents for domestic retailers and exporters. Nova Dongguan also provides the design expertise and facilities to manufacture our branded products and products for international markets under ODM and OEM agreements. Nova Macao is a trading company, importing, marketing and selling products designed and manufactured by Nova Dongguan and third party manufacturers for the U.S. and international markets. We are expanding the operations of Nova Macao to move oversight of manufacturing operations from Nova Dongguan, and we anticipate completion of this transition process by the end of 2012. Diamond Bar markets and sells products manufactured by us and third party manufacturers under the Diamond Sofa brand to distributors and retailers principally in the U.S. market. We commenced operations at our new factory in 2011 and anticipate completing construction of a new plant at our Nova Dongguan facilities in the second half of 2012. The manufacturing capacity provided by these new plants will help Nova Dongguan maintain current and anticipated levels of production on pace with our anticipated expansion and increase in sales to China. We intend to meet our liquidity requirements, including capital expenditures related to the expansion of our manufacturing facilities at Nova Dongguan, purchase of raw materials and the expansion of our business, through cash flow provided by operations, the proceeds from our recent private placements and funds raised through future offerings of our securities, if and when we determine such offerings are required.

Principal Factors Affecting Our Financial Performance

Significant factors that we believe could affect our operating results are the (i) cost of raw materials; (ii) prices of our products to our international retailer and wholesaler customers and their markup to end consumers; (iii) consumer acceptance of our new brands and product collections; and (iv) general economic conditions in the U.S., China, Europe and other international markets. We have experienced and anticipate continued fluctuation in raw material costs as a result of world economic conditions, such as the price of stainless and carbon steel. We normally can pass the raw material cost increase to our customers, but there may be a time lag as we renegotiate pricing with our customers on existing products and introduce new product collections. We attempt to mitigate short-term risks of raw material price swings in between customer price negotiations by purchasing some raw materials in advance based on forecasted production needs. In addition, we are less susceptible to these short-term raw material pricing risks in the China retail market because we reserve the right under our product franchise agreements to adjust our wholesale and retail product pricing based on raw material price fluctuations, providing franchisees with at least one month’s notice prior to price adjustment. We believe most of our customers are willing to pay us higher prices for our high quality and stylish products, timely delivery and strong production capacity, which we expect will allow us to maintain high gross profit margins for our products. We have diversified our products by introducing brands and product collections exclusively for China, acquiring the Diamond Sofa brand in the U.S. market and developing higher-margin products for the U.S. and international markets. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites also should allow us to maintain our high gross profit margins. The markets in the U.S. and Europe remain challenging because they are experiencing a slower than anticipated recovery from the recent international financial crisis and the Euro-area crisis in particular. However, we believe that discretionary purchases of furniture by middle to upper middle-income consumers, our target global consumer market, will increase along with expected growth in the worldwide furniture trade and recovery of housing markets. Furthermore, we believe that our expansion of direct sales in China and the U.S. will have a positive impact on our net sales and net income, while helping to diversify our customer base and end consumer markets.

Critical Accounting Policies

While our significant accounting policies are described more fully in Note 2 to our consolidated financial statements for the years ended December 31, 2011 and 2010, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP for Nova LifeStyle and its subsidiaries, Diamond Bar, Nova Furniture, Nova Dongguan, Nova Macao and Nova Museum.

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the reserve of bad debt allowance, valuation of inventories and recoverability of long-lived assets and goodwill. Actual results could differ from those estimates.

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

Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in USD. The functional currency of our PRC subsidiaries, Nova Dongguan and Nova Museum, is RMB. The functional currency of Nova Macao prior to 2011 was the Macau Pataca, or MOP, and, as of January 1, 2011, USD. The functional currencies of our foreign operations are translated into USD for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the weighted-average exchange rate during the fiscal year. The translation adjustments are recorded as a separate component of stockholders’ equity, captioned “Accumulated other comprehensive income.” Gains and losses resulting from transactions denominated in foreign currencies are included in “Other income (expenses)” in the consolidated statements of income and comprehensive income. There have been no significant fluctuations in the exchange rate for the conversion of RMB and MOP to USD after the balance sheet date.

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

Management determined that our operations constitute a single reportable segment in accordance with ASC 280. We operate exclusively in one business: the design, manufacture and sale of furniture. All of our long-lived assets for production are located at our facilities in Dongguan, Guangdong Province, China, and operate within the same environmental, safety and quality regulations governing furniture manufacturers. We established Nova Macao and acquired Diamond Bar for the purpose of marketing and selling our products. As a result, management views the business and operations of Nova Dongguan, Nova Macao and Diamond Bar as a blended gross margin when determining future growth, return on investment and cash flows. Nova Museum, a non-profit organization engaged principally in the promotion and dissemination of the culture and history of furniture in China, has no operations or substantial assets other than its decorations and renovation, and its heritage and cultural assets are for the purpose of exhibition only.

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

New Accounting Pronouncements

In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The adoption of this standard is not expected to have a material impact on our consolidated financial position and results of operations.

In December 2011, FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that a company present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. No other requirement in ASU No. 2011-05 is affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on our consolidated financial position and results of operations.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted the disclosure requirements for the business combinations in 2011.

Results of Operations

Comparison of Years Ended December 31, 2011 and 2010

The following table sets forth the results of our operations for the years ended December 31, 2011 and 2010:

	2011		2010
	$	% of Sales	$	% of Sales
Net sales	43,162,026		28,818,982
Cost of sales	31,048,952	72%	21,242,024	74%
Gross profit	12,113,074	28%	7,576,958	26%
Operating expenses	5,173,398	12%	2,310,286	8%
Income from operations	6,939,676	16%	5,266,672	18%
Other income (expenses), net	(114,000)	-%	(28,582)	-%
Income tax expense	1,460,511	3%	1,035,081	3%
Net income	5,365,165	12%	4,203,009	15%

Net Sales

Net sales in 2011 were $43.16 million, an increase of 50% from $28.82 million in 2010. The increase in net sales resulted primarily from a 19% increase in sales volume in 2011 and $6.22 million in additional sales from our new subsidiary, Diamond Bar, which we acquired on August 31, 2011. Our overall average selling price increased approximately 19% in 2011 compared to 2010, resulting primarily from increased worldwide sales volume of higher-margin products and finished goods purchased from third party manufacturers during the first half of 2011. This effect on average selling price was offset by increased sales volume of lower-priced products for order fulfillment in China and international markets during the third quarter of 2011, however. Our largest selling product categories in 2011 were sofas, dining tables and chairs, which accounted for approximately 22%, 17% and 15% of sales, respectively, whereas our largest selling product categories in 2010 were cupboards, sofas and dining tables, which accounted for 21%, 18% and 17% of sales, respectively.

Sales to international markets increased $12.37 million in 2011 compared to 2010 principally as a result of increased sales in North America. North American sales increased 552% to $19.14 million in 2011 compared to $2.93 million in 2010 as we aggressively expanded sales to the U.S. market and began integrating the operations of our newly acquired subsidiary, Diamond Bar. Sales to Europe, Australia and Asia decreased in 2011 compared to 2010, primarily because of the ongoing Euro-area crisis and our changing sales and marketing strategy to diversify international sales. As part of our gradual change in sales and marketing strategy in 2011, we increased marketing efforts in the U.S. and China markets while maintaining our marketing efforts and existing customer base in Europe. We also removed some older and lower-margin products for international markets from production and replaced our product offerings with new higher-margin product models. Sales to Europe were $10.74 million in 2011, down 24% from $14.06 million in 2010 as customers reduced their orders during this inventory transition and the current economic downturn in Europe. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. A continued challenging economic climate in Australia and Asia, including Hong Kong and Japan, resulted in sales of $2.19 million to these regions in 2011, a decrease from $3.20 million in 2010.

Our change in sales and marketing strategy also involves increasing sales in China as a percentage of total sales, primarily through sales to our expanding network of product franchise stores. Sales to China, which includes sales to franchisees in addition to wholesalers and agents to domestic retail stores and distributors for the export market, accounted for 24% of sales in 2011 compared to 29% of sales in 2010. Sales to franchisees selling our branded products in China contributed approximately $5.51 million or 53% of our total China sales in 2011 compared to $1.69 million or 20% in 2010. We first entered into product franchise agreements with stores in China during the first quarter of 2010, with sales commencing during the second quarter of 2010. Overall sales to China increased 24% to $10.32 million in 2011 compared to $8.35 million in 2010. We anticipate increasing sales volume in China as our franchise store network continues to expand and we commence internet sales of our branded products, which we anticipate launching in the second quarter of 2012.

Cost of Sales

Cost of sales consists primarily of material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 46% to $31.05 million in 2011 compared to $21.24 million in 2010 due primarily to an increase in sales and purchases of finished goods. Cost of sales for products that we manufactured was $15.81 million in 2011, a 5% decrease from $16.61 million in 2010. Material costs, labor costs and related overhead accounted for 73%, 20% and 7% of cost of sales for such products in 2011 compared to 79%, 15% and 6% in 2010, respectively. The cost of products purchased from third party manufacturers increased 229% to $15.24 million in 2011 from $4.63 million in 2010. Cost of sales as a percentage of net sales was 72% in 2011 compared to 74% in 2010. The decrease in cost of sales as a percentage of net sales from 2010 to 2011 resulted primarily from a 19% increase in the overall average selling price, changes in our sales and marketing strategy and improved management controls over production efficiency. As part of our strategy to expand direct sales in China and diversify our customers in international markets, we increased sales in China to stores in our franchise network, reduced sales of some lower-margin products in international markets and adjusted and increased the selling price of certain contracts in international markets.

Gross Profit

Gross profit increased 60% to $12.11 million in 2011 compared to $7.58 million in 2010. Our gross profit margin increased to 28% in 2011 compared to 26% in 2010. The increase in gross profit margin from 2010 to 2011 resulted primarily from decreased cost of sales as a percentage of net sales, which was due primarily to a 19% increase in overall average selling price and changes in our sales and marketing strategy that included increased sales in China to stores in our franchise network, reduced sales of some lower-margin products in international markets and adjusting and increasing the selling price of certain contracts in international markets, including turning away some orders in international markets that did not meet our profit margin requirements. Management believes that our gross profit margin will stabilize at approximately 30% as our mix of product offerings broadens and more of the increased raw materials costs are passed through to customers as we renegotiate pricing with our customers on existing products and introduce new product collections, and adjust our product pricing under our product franchise agreements in China.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses. Operating expenses increased 124% to $5.17 million in 2011 from $2.31 million in 2010. Selling expense increased 94% to $0.91 million due primarily to increased sales, an increase of $0.26 million in salary and commission to sales persons and an increase of $0.39 million in marketing expense, including advertisement, promotional expense and tradeshow expense related to our expansion in the China retail market. General and administration expense increased 174% to $2.10 million due primarily to an increase of $0.72 million in employee compensation and employee welfare, $0.09 million of research and development, $0.11 million of travel, office and insurance expense and $0.62 million of auditing and legal expense and related cost from our acquisitions of Nova Furniture and Diamond Bar and increased compliance costs as a U.S. public company. In addition, Diamond Bar brought $0.17 million to our selling expense and $0.51 million to our general and administration expense in 2011 following our acquisition of the company in August 2011.

Other Income (Expense), net

Other expense was $114,000 in 2011 compared with other expense of $28,582 in 2010, an increase of $85,418. The increase in other expense related primarily from increased foreign exchange transaction loss for our sales in international markets and financial expense.

Net Income

Net income increased 28% to $5.37 million in 2011 from $4.20 million in 2010. Our net profit margin was 12% in 2011, which was lower than the rate in 2010, due primarily to increased sales and gross profit margin and decreased cost of sales percentage, but offset by the increase in operating expenses.

Liquidity and Capital Resources

Our principal demands for liquidity are to increase sales in the U.S. and China, purchase inventory and for sales distribution and general corporate purposes. We intend to meet our liquidity requirements, including capital expenditures related to the expansion of our manufacturing facilities and production capacity, purchase of raw materials and the expansion of our business, primarily through cash flow provided by operations and collections of accounts receivable. In August 2011, we completed a private placement of our common stock whereby we raised $4.50 million (net proceeds of $3.86 million). In January 2012, we completed an additional private placement of our common stock whereby we raised $2.07 million (net proceeds of $1.75 million). We may seek additional financing in the form of bank loans or funds raised through future offerings of our equity or debt, if and when we determine such offerings are required.

We had net working capital of $16,297,915 at December 31, 2011, an increase of $9,887,156 from net working capital of $6,410,759 at December 31, 2010. The ratio of current assets to current liabilities was 3.07-to-1 at December 31, 2011.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2011 and 2010:

	2011	2010
Cash provided by (used in):
Operating activities	$(465,766)	$4,895,684
Investing activities	(1,854,645)	(4,742,229)
Financing activities	3,823,786	(1,340,217)

Net cash used in operating activities was $0.47 million in 2011, a decrease of $5.36 million or 110% from $4.90 million of cash provided by operating activities in 2010. The decrease in cash inflow was attributable primarily to increased accounts receivable outstanding due to increased sales, quick payment on accrued expense and other payables, despite the increase in net income and increased cash inflow from accounts payable.

Net cash used in investing activities was $1.85 million in 2011, a decrease of $2.89 million or 61% from $4.74 million in 2010. In 2011, we paid $0.59 million for the acquisition of property and equipment, $0.13 million for the acquisition of heritage and cultural assets for Nova Museum, $0.45 million for the acquisition of Diamond Bar, $0.2 million for the acquisition of trademarks, $0.62 million deposit to an independent contractor for a factory construction project at Nova Dongguan and $11,840 cash paid for construction in progress. These expenditures were partially offset by the $0.14 million of cash received with the acquisition of Diamond Bar. In 2010, we paid $4.74 million for construction of the new plant at Nova Dongguan.

Net cash provided by financing activities was $3.82 million in 2011 compared to the cash outflow of $1.34 million in 2010. In 2011, we received $3.86 million from a private placement, $0.45 million of cash received from St. Joyal pursuant to a shareholder agreement and $1.36 million of repayment from related parties, which was partially offset by $1.56 million advance to related parties and $0.08 million payment for note payable to the former shareholder of our predecessor shell company during the same period. In 2010, we made a dividend payment to shareholders of $2.17 million, which was partially offset by $0.5 million cash contribution and $0.33 million of repayment from a related party.

As of December 31, 2011, we had accounts receivable, including accounts receivable from related party, of $19,002,901, of which $14,892,851 was with aging within 90 days, $4,110,049 was with aging over 90 days and within 180 days, and $0 was with aging over 180 days and within 270 days. The increase in accounts receivable resulted primarily from increased sales in 2011.

On November 16, 2009, the Foreign Trade and Economic Cooperation Bureau of Dongguan approved an increase in the registered capital of Nova Dongguan from $8 million to $20 million, with the $12 million in additional contribution of capital to be paid within two years, for which we received an extension. As of December 31, 2011, Nova Dongguan has received additional capital contributions of $2.9 million from its shareholders and $0.99 million from the U.S. parent company. The remaining $8.11 million of additional contribution to capital is due by June 30, 2012. We may apply for another extension of the payment period and a reduction of the registered capital requirement, as allowed by PRC regulations for foreign-invested enterprises. If we do not receive an extension or reduction of registered capital, and we are unable to make the required contribution to registered capital, Nova Dongguan may be required to pay a negotiated penalty, typically 3% to 5% of the unsatisfied contribution of registered capital remaining outstanding, or up to $405,000 based on the amount remaining outstanding as of December 31, 2011. After a six-month period following payment of any such penalty, Nova Dongguan may request a reduction of its registered capital to the amount already contributed with the outstanding balance waived without risk of business license revocation. Although repatriation of profits or dividends by Nova Dongguan will require approval by the SAFE until the contribution of capital is satisfied or the registered capital requirement is reduced to the amount contributed, based upon our relationship with the relevant PRC government agencies and prior requests, we believe that such approval would be granted.

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

On January 13, 2012, we completed a closing of a private placement pursuant to which we sold 517,000 units, each such unit consisting of 1 share of our common stock and a warrant to purchase 15% of 1 share of our common stock, at $4.00 per unit for gross proceeds of $2,068,000 (net proceeds of $1,753,849 after commission and offering-related costs). The warrants are immediately exercisable, expire on the third anniversary of their issuance and entitle the holders to purchase 77,550 shares of our common stock at $4.50 per share. We may call the warrants at $5.00 per share at any time after: (i) a registration statement registering the common stock underlying the warrants becomes effective; (ii) the common stock is listed on a national securities exchange; and (iii) the closing price of the common stock equals or exceeds $5.00. We paid the placement agent in the private placement commissions consisting of $206,800 and warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 77,550 shares of our common stock. The purchasers of the units and placement agent received registration rights pursuant to a registration rights agreement that requires us to file a registration statement within 60 days of the closing of the private placement covering the shares of common stock and the shares of common stock issuable upon exercise of the warrants issued in the private placement.

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

Our standard payment term for accounts receivable is 30 - 120 days. We give an extended payment term to certain of our major customers of up to 180 days, but have since reduced this payment term to 120 days beginning in 2011. During the year ended December 31, 2011, we had accounts receivable turnover of 3.39, with sales outstanding of 108 days and inventory turnover of 21.67.

To attract franchisees to our new franchise network in 2010, we granted new store operators a payment term of 90 days. We have a short history of collections with franchisees, but based on subsequent collections, we fully expect payment. Our management assesses the financial position, credit quality, credit history and other factors such as current market conditions before entering into product franchise agreements with new store operators to help ensure the franchisee’s ability to make payment in a timely manner. We retain the right to review and assess the performance of franchisees annually under the product franchise agreement, enabling our termination of franchises that fail to meet certain performance targets or make payments on product orders. We have since started phasing out the preferential payment terms in 2011, and our current product franchise agreement requires payment in full before delivery. Management expects accounts receivable outstanding from sales in China to decrease correspondingly going forward.

Sales to international markets typically are made through letters of credit, but for some long-term, high volume customers, such as Actona Company, we accept telegraphic transfer, or T/T, with a payment term of 15 days after delivery. Historically, we have not experienced bad debts from our sales to international markets. Our accounts receivable related to sales to international markets typically are less than three months, depending on customer shipment schedules. In 2011, we changed our sales and marketing strategy to cease sales of certain lower-margin products, which was a principal reason for the decrease in sales during the first half of 2011, despite these lower-margin customers usually receiving shorter payment terms. This new sales and marketing strategy, in addition to reducing payment terms for certain major customers, caused a temporary reduction of sales while retaining the high accounts receivable outstanding as of December 31, 2011. We expect the balance of accounts receivable to decrease as our new sales strategy and shortened payment term to our major customers in the international markets takes effect along with our new payment term for franchisees. For these reasons, management believes that the recording of an allowance for doubtful accounts is not necessary based on historical collections.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

Our financial statements, together with the report thereon, appear in a separate section of this Annual Report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective as of such date because of our lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements as identified in our internal control over financial reporting below. Notwithstanding this material weakness, our management has concluded that our consolidated financial statements for the periods covered by and included in this report are prepared in accordance with U.S. GAAP and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements. In designing and evaluating internal controls, management recognizes that any internal controls, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of control systems must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

No Management Assessment Report Regarding Internal Control over Financial Reporting

Prior to our acquisition of Nova Furniture and Diamond Bar, Nova Furniture and its subsidiaries and Diamond Bar were private operating companies with no experience operating as a public company or establishing the level of internal control over financial reporting required by the Sarbanes-Oxley Act, and Nova LifeStyle, the U.S. parent company, was a non-operating public shell. Furthermore, it was not possible for our management to conduct an assessment of our internal control over financial reporting as of December 31, 2011, for the consolidated entity following our reverse acquisition of Nova Furniture by means of the Share Exchange Agreement on June 30, 2011, and our acquisition of Diamond Bar on August 31, 2011. Accordingly, as allowed pursuant to interpretive guidance of the SEC for the transition period of newly public companies, we have excluded a report of management’s assessment of our internal control over financial reporting as of December 31, 2011.

As of December, 31, 2011, we have identified certain matters that constituted a material weakness in our internal control over financial reporting, however. Specifically, our Board of Directors currently lacks independent directors and an audit committee, and we lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

We have taken, and are taking, certain actions to remediate this material weakness related to our lack of U.S. GAAP experience. We hired an outside consultant as of March 2012 to assist in testing and improving our internal controls and for the design of effective documented financial accounting policies and procedures for our U.S. parent and all subsidiaries. We plan to hire additional credentialed professional staff and consulting professionals with greater knowledge of U.S. GAAP in our operations and the requirements of Section 404 of the Sarbanes-Oxley Act to oversee our financial reporting process in order to ensure our compliance with U.S. GAAP and the relevant securities laws. In addition, we plan to provide additional training to our accounting staff on U.S. GAAP, the Sarbanes-Oxley Act and the requirements of the PCAOB regarding the preparation of financial statements. We intend to add independent directors and establish an audit committee as a separately designated committee of the Board of Directors with a written charter. We also intend to appoint an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K as a requirement to the listing of our common stock on a national securities exchange. We believe the measures described above will strengthen and have a material impact on our internal control over financial reporting. However, because this remediation process is still in its initial stages, we can give no assurance as to when it will be completed. Until such time as we hire qualified accounting personnel and train our current accounting personnel with the requisite U.S. GAAP experience, we intend to mitigate this material weakness by engaging an outside CPA to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures are necessary to address control deficiencies.

Changes in Internal Control over Financial Reporting

Following our acquisition of Nova Furniture and its subsidiaries, our management identified the following material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for which we have implemented measures to facilitate remediation: (i) failure to timely accrue or amortize expenses in certain instances, resulting in a misclassification between prepayments and fixed assets and an under-accrual of certain expenses; and (ii) inadequate policies and procedures for inventory caused by a failure to design, establish and maintain effective documented financial accounting policies and procedures related to inventory pricing and valuation. To address our failure to timely accrue or amortize expenses, we have implemented the following remediation steps: (i) use pre-numbered shipping and receiving documents; (ii) record insurance premiums expense over the term of the policy, beginning with the next effective date of the insurance policy; and (iii) record transactions when transactions occur instead of when invoices are received. In addition, our accounting department has implemented procedures: (i) to collect information and supporting documents from department managers for services rendered but not paid or invoices not received, with such information accrued accordingly within the current period; and (ii) to start using checklists and internal control schedules to help ensure proper and timely recording of routine payments and assets that need to be amortized each period and the accrual and amortization of expenses.

Other than as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names of our directors, executive officers and certain significant employees and their ages, positions and biographical information as of the date of this report. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. Each executive officer is a full time employee. Our directors hold office for one-year terms or until their successors have been elected and qualified. Ya Ming Wong, our Chairman and Chief Executive Officer, is the brother of Ah Wan Wong, our Vice President of Marketing. There are no other family relationships between any of our directors, executive officers or other key personnel and any other of our directors, executive officers or key personnel. There are no arrangements or understandings between any of our directors or executive officers and any other persons pursuant to which such director or executive officer was selected in that capacity.

Name	Position	Age
Ya Ming Wong	Chairman and Chief Executive Officer	44
Yuen Ching Ho	Chief Financial Officer	52
Thanh H. Lam	President and Director	44
Man Shek Ng	Corporate Secretary	41
Ah Wan Wong	Vice President – Marketing	39
Mark Chapman	Vice President – Marketing	43

Ya Ming Wong, Chairman and Chief Executive Officer

Mr. Wong was appointed our Chairman and Chief Executive Officer on June 30, 2011. Mr. Wong was one of the two founders of Nova Dongguan, our wholly owned subsidiary, and served as its Chief Executive Officer since its inception in 2003. Mr. Wong has over 20 years of experience in the furniture industry. Mr. Wong has been appointed the vice-chairman of the Dongguan City Association of Enterprises with Foreign Investment (DGAEFI) since December 2008, the vice-chairman of the Dongguan Furniture Association (DGFA) since April 2003, and the director of The International Furniture and Decoration (Hong Kong) Association since January 2003. From 1991 to 2003, Mr. Wong served as the Chief Executive Officer of Navy Blue Inc., a Macao-based furniture company with manufacturing facilities in Dongguan, China. Prior to that time, from 1988 to 1991, Mr. Wong worked for C&E German Furniture Ltd., a Hong Kong-based furniture company with manufacturing facilities in Dongguan, China, as the design and production manager. Mr. Wong graduated from Hong Kong Tang Shiu Kin Victoria Technical School in 1988. Mr. Wong is the brother of Ah Wan Wong, our Vice President of Marketing. Mr. Wong brings extensive knowledge about business strategy and product development in the furniture industry in China and international markets and of our operations and long-term strategy to the Board of Directors. The Board of Directors believes that Mr. Wong’s vision, leadership and extensive knowledge about us and the furniture industry is essential to our future growth.

Yuen Ching Ho, Chief Financial Officer

Mr. Ho was appointed our Chief Financial Officer on June 30, 2011. Mr. Ho was one of the two founders of Nova Dongguan, our wholly owned subsidiary and served as its Chief Financial Officer since its inception in 2003. Mr. Ho also was responsible for the administration, finance and marketing of Nova Macao, our wholly owned subsidiary, since its inception in 2006. Mr. Ho has over 20 years of experience in the furniture industry. From 1991 to 2003, Mr. Ho served as the Chief Operating Officer of Navy Blue Inc., a Macao-based furniture company with manufacturing facilities in Dongguan, China. Prior to that time, from 1990 to 1991, Mr. Ho worked as the export administrative staff for C&E German Furniture Ltd., a Hong Kong-based furniture company with manufacturing facilities in Dongguan, China. Mr. Ho received a bachelor’s degree in Commerce from St. Mary’s University in 1984 and obtained his MBA from The Chinese University of Hong Kong in 1990.

Thanh H. Lam, President and Director

Ms. Lam was appointed our President and a member of our Board of Directors on June 30, 2011. Ms. Lam was a co-founder of the Diamond Sofa brand and previously was the Chief Executive Officer of Diamond Bar in Commerce, California, our wholly owned subsidiary acquired in August 2011. Ms. Lam has pioneered the Diamond Sofa brand since 1992 and, prior to our acquisition of the company, was in charge of its product development and merchandising for the U.S. market and managed its national sales force and oversaw distribution. In 2005, Ms. Lam was featured in a Furniture Today “Fresh Faces” profile, one of the highest honors bestowed to exceptional and talented young entrepreneurs in the furniture industry. Ms. Lam received her Bachelor of Science degree in Business Administration and Finance from the California State University of Los Angeles. Ms. Lam brings to the Board of Directors 20 years of experience in developing a furniture brand and marketing to the U.S. furniture industry. The Board of Directors believes that Ms. Lam’s in-depth knowledge of the U.S. furniture market and knowledge of our business through her work with the Diamond Sofa brand will assist us in our future growth and expansion plans.

Man Shek Ng, Corporate Secretary

Mr. Ng was appointed our Corporate Secretary on June 30, 2011. Previously, Mr. Ng served as the Chief Operating Officer of Nova Dongguan, our wholly owned subsidiary, since its inception in 2003. Prior to that time, Mr. Ng served as the Administrative Officer for Hong Yip Service Co., Ltd. in Hong Kong and, from 1998 to 2002, he served as the Business Development Coordinator at Flower 100 in Thornhill, Ontario, Canada. From 1994 to 1998, Mr. Ng worked as the Customer Service Officer and Inside Sales Representative for KMI Electronics Inc. in Markham, Ontario, Canada. Mr. Ng is fluent in English and both Cantonese and Mandarin. Mr. Ng received his bachelor’s degree in Economics from York University in 1994, and has received a Certificate in Securities Course, a Certificate in Technical Analysis Course, and a Certificate in Derivatives Course from The Canadian Securities Institute.

Ah Wan Wong, Vice President, Marketing, China Sales

Mr. Wong became a Vice President of Marketing for us as of June 30, 2011. Previously, Mr. Wong served as the Chief Marketing Officer of Nova Dongguan, our wholly owned subsidiary, since 2006. Mr. Wong is the brother of Ya Ming Wong, our Chairman and Chief Executive Officer. From 2003 to 2006, Mr. Wong worked as the General Manager for Aura Deco Ltd. and, from 1996 to 2003, as the export manager for Gamamobel International. Mr. Wong also worked as the Coordinator for Da Silva’s Agency from 1994 to 1995. Mr. Wong graduated from Hong Kong Polytechnic University in 1994.

Mark Chapman, Vice President, Marketing, U.S. Sales

Mr. Chapman became a Vice President of Marketing for us as of June 30, 2011. Mr. Chapman has been in the furniture business for over 20 years. Since 2004, Mr. Chapman has been the Sales Manager for Diamond Bar, our wholly owned subsidiary acquired in August 2011. Since 1990, Mr. Chapman has served as the Director of Purchasing for various major furniture companies, including: ACE TV Rentals, Central Rents and Day Page. Mr. Chapman received his Bachelor of Science degree in Business Administration Management and Marketing from Augustana College.

Legal Proceedings

During the past ten years, none of our directors or executive officers has been:

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

None of our directors, officers or affiliates, or any beneficial owner of 5% or more of our common stock, or any associate of such persons, is an adverse party in any material proceeding to, or has a material interest adverse to, us or any of our subsidiaries.

Audit Committee and Audit Committee Financial Expert

We do not have a separately-designated standing audit committee; instead, our Board of Directors acts as and performs the functions of our audit committee. We intend to add independent directors to our Board of Directors, establish an Audit Committee as a separately-designated committee of the Board of Directors with a written charter and appoint an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K as a requirement to the listing of our common stock on a national securities exchange.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics, which applies to all of our directors, officers and employees, that we believe is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of Code violations; and provide accountability for adherence to the Code of Ethics. Our Code of Ethics is filed as an exhibit to this Annual Report and is available in print, without charge, upon written request to Nova LifeStyle, Inc. 6541 E. Washington Blvd., Commerce, CA 90040, Attn: Corporate Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by us and on the written representations of certain reporting persons, we believe that all such Section 16(a) filing requirements were timely met during 2011.

Item 11. Executive Compensation

As a “smaller reporting company,” we have elected to follow the scaled disclosure requirements for smaller reporting companies with respect to the disclosures required by Item 402 of Regulation S-K. Under such scaled disclosure, we are not required to provide a Compensation Discussion and Analysis, Compensation Committee Report and certain other tabular and narrative disclosures relating to executive compensation.

Executive Compensation

The following table sets forth information concerning the compensation for the years ended December 31, 2011 and 2010, of each of our named executive officers.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Ya Ming Wong(1)	2011	50,000	0	0	0	0	0	0	50,000
Chairman and Chief Executive Officer	2010	0	0	0	0	0	0	0	0
Yuen Ching Ho(1)	2011	40,000	0	0	0	0	0	0	40,000
Chief Financial Officer	2010	0	0	0	0	0	0	0	0
Thanh H. Lam(2)	2011	35,000	0	0	0	0	0	0	35,000
President and Director	2010	-	-	-	-	-	-	-	-

(1)	Messrs. Wong and Ho received no compensation prior to June 30, 2011, for serving as officers of Nova Furniture or its subsidiaries.
(2)
Ms. Lam joined the company and was appointed our president on June 30, 2011. Ms. Lam previously served as the Chief Executive Officer of Diamond Bar, our wholly owned subsidiary acquired on August 31, 2011.

Employment Agreements

On June 30, 2011, we entered into one-year employment agreements, renewable upon mutual agreement, with Messrs. Wong and Ho pursuant to which they will be compensated at $100,000 and $80,000 per annum, respectively. On June 30, 2011, we entered into a one-year employment agreement, renewable upon mutual agreement, with Ms. Lam pursuant to which she would be compensated at $50,000 per annum and devote her best efforts and approximately 50% of her total business time to her position as our president. Effective as of September 1, 2011, in connection with our acquisition of Diamond Bar, we entered into an amended one-year employment agreement, renewable upon mutual agreement, with Ms. Lam pursuant to which she will be compensated at $80,000 per annum and dedicate all her business time to her position as our president. Each of our executive officers is eligible for annual cash bonuses at the sole discretion of the Board of Directors. Our employment agreements with Messrs. Wong and Ho and Ms. Lam contain provisions prohibiting competition by such officers following their employment with us.

We currently do not have any defined pension plan for our named executive officers. We currently do not have nonqualified defined contribution or other plans that provides for the deferral of compensation for our named executive officers nor do we currently intend to establish any such plan.

Our employment agreements with Messrs. Wong and Ho and Ms. Lam specify the conditions under which the agreements may be terminated and stipulate that such officers shall not be entitled to severance payments upon termination. We do not have any other existing arrangements providing for payments or benefits in connection with the resignation, severance, retirement or other termination of any of our named executive officers, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

Equity Awards and Equity Incentive Plans

As of December 31, 2011, there were no outstanding equity awards held by our named executive officers.

We currently have no equity incentive plan. We intend to adopt an equity incentive plan in order to further our growth by enabling our officers, employees, contractors and service providers to acquire our common stock, increasing their personal involvement with us and thereby enabling us to attract and retain our officers, employees, contractors and service providers.

Compensation of Directors

As of December 31, 2011, none of our directors has received any compensation from us for serving as our directors.

We do not currently compensate our directors for acting as such, although we may do so for independent directors in the future, including with cash and equity. All directors are eligible to receive reimbursement of expenses incurred with respect to attendance at board meetings. We do not maintain a medical, dental or retirement benefits plan for our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth information as of March 28, 2012, regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our named executive officers and directors as a group.

The amounts and percentages of our common stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our common stock. Except as otherwise indicated, the address of each of the shareholders listed below is: c/o Nova LifeStyle, Inc., 6541 E. Washington Blvd., Commerce, CA 90040.

As of March 28, 2012, there were 18,486,567 shares of our common stock issued and outstanding.

Name of beneficial owner	Number of shares		Percent of class
5% Shareholders
Jun Jiang	1,142,800	(1)	6.2%
Steven Liu	1,117,500	(2)	6.0%

Directors and named executive officers
Ya Ming Wong, Chairman and Chief Executive Officer	4,854,000	(3)	26.3%
Yuen Ching Ho, Chief Financial Officer	4,854,000	(4)	26.3%
Thanh H. Lam, President	-		* %
Directors and named executive officers as a group (3 persons)	9,708,000		52.6%

*           Represents less than 1% of shares outstanding.

(1)
Consists of (i) 1,117,500 shares of our common stock held of record by Mr. Jiang, a co-owner of St. Joyal, the former minority shareholder of Nova Furniture, and party to the Share Exchange Agreement, over which he has sole voting and dispositive power, and (ii) 22,000 shares of our common stock and immediately-exercisable warrants to purchase 3,300 shares of our common stock held of record by The Royal Club over which Mr. Jiang has sole voting and dispositive power.

(2)
Consists of 1,117,500 shares of our common stock held of record by Mr. Liu, a co-owner of St. Joyal, the former minority shareholder of Nova Furniture, and party to the Share Exchange Agreement, over which he has sole voting and dispositive power.

(3)
Consists of 4,852,500 shares of our common stock held of record by Mr. Wong, a co-owner of Nova Holdings, the former majority shareholder of Nova Furniture, and party to the Share Exchange Agreement, over which he has sole voting and dispositive power, and immediately-exercisable warrants to purchase 1,500 shares of our common stock.

(4)
Consists of 4,852,500 shares of our common stock held of record by Mr. Ho, a co-owner of Nova Holdings, the former majority shareholder of Nova Furniture, and party to the Share Exchange Agreement, over which he has sole voting and dispositive power, and immediately-exercisable warrants to purchase 1,500 shares of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

From time to time prior to our acquisition of Nova Furniture, Nova Dongguan made advances to Mr. Wong, our Chairman and Chief Executive Officer and named beneficial owner of our common stock, for his personal use. These advances did not bear interest, were unsecured and payable on demand. Since 2010, the largest amount of indebtedness outstanding at any time, consisting solely of principal outstanding at such time, was $137,692. In 2010, the largest amount of principal outstanding was $137,692 and the total amount of principal paid was $137,692. Nova Dongguan currently does not have any amount due from Mr. Wong, and there are no plans or commitments to make any further advances to Mr. Wong.

In 2011, from time to time prior to our acquisition of Nova Furniture, Nova Macao made advances to Mr. Ho, our Chief Financial Officer and named beneficial owner of our common stock, for his personal use. These advances did not bear interest, were unsecured and payable on demand. In 2011, the largest amount of indebtedness outstanding, consisting solely of principal outstanding, was $1,025,635 and the total amount of principal paid was $1,025,635. Nova Macao currently does not have any amount due to it from Mr. Ho, and there are no plans or commitments to make any further advances to Mr. Ho.

From time to time prior to our acquisition of Nova Furniture, Mr. Wong, our Chairman and Chief Executive Officer and named beneficial owner of our common stock, made advances to Nova Dongguan for its operating needs. These advances did not bear interest, were unsecured and payable on demand. Since 2010, the largest amount of indebtedness outstanding at any time, consisting solely of principal outstanding at such time, was $701,677. In 2010, the largest amount of principal outstanding was $701,677 and the total amount of principal paid was $573,499. In 2011, the largest amount of principal outstanding was $197,776 and the total amount of principal paid was $263,022. Nova Dongguan currently does not have any amount due to Mr. Wong, and there are no plans or commitments to borrow any further amounts from Mr. Wong.

In 2011, from time to time prior to our acquisition of Nova Furniture, Mr. Wong, our Chairman and Chief Executive Officer and named beneficial owner of our common stock, made advances to Nova Museum for its operating needs. These advances did not bear interest, were unsecured and payable on demand. In 2011, the largest amount of indebtedness outstanding, consisting solely of principal outstanding, was $262,658 and the total amount of principal paid was $262,658. Nova Museum currently does not have any amount due to Mr. Wong, and there are no plans or commitments to borrow any further amounts from Mr. Wong.

On December 31, 2010, Nova Macao declared a one-time dividend of $2,172,590 payable to the two shareholders of its parent company, Nova Holdings. Messrs. Wong, our Chairman and Chief Executive Officer, and Ho, our Chief Financial Officer, each a named beneficial owner of our common stock, each held 50% of the equity interests in Nova Holdings as of the dividend declaration date. Messrs. Wong and Ho each received $1,086,295 as dividends payable ratably pursuant to their equity interests in Nova Holdings.

On January 1, 2011, Nova Furniture entered into the St. Joyal Shareholder Agreement with St. Joyal, an unrelated California corporation engaged in business investment and development. St. Joyal has introduced us from time to time in 2010 and 2011 to prospective customers through its business contacts with U.S. domestic furniture wholesalers and retailers. St. Joyal did not receive any commissions or compensation from Nova Furniture for these introductions. Pursuant to the St. Joyal Shareholder Agreement, St. Joyal agreed to pay $2.4 million to Nova Furniture by January 1, 2014, for 18.75% of the equity interest in Nova Furniture, of which St. Joyal has paid $0.45 million as of December 31, 2011. The St. Joyal Shareholder Agreement also provides for St. Joyal to help us to expand into the U.S. market by continuing to introduce us to prospective customers and acting as an advisor to us on sales and other business matters. The St. Joyal Shareholder Agreement provides for no compensation to St. Joyal, nor do we have any plans to compensate St. Joyal other than the reimbursement of expenses, of which none have accrued as of December 31, 2011.

On January 7, 2011, Nova Dongguan entered into an Intellectual Property Rights Transfer Agreement, as amended on September 21, 2011, with Mr. Wong, our Chairman and Chief Executive Officer, to establish the terms of the ownership transfer to Nova Dongguan, and the perpetual, exclusive, worldwide, royalty-free and irrevocable intellectual property usage rights granted to Nova Dongguan in connection with the ownership transfer, of his ownership of 113 design patents issued in China and used by us. As of December 31, 2011, SIPO has approved the ownership transfer to Nova Dongguan of 30 of the design patents. Mr. Wong was the owner and named registrant on behalf of Nova Dongguan of the transferred design patents at the time of each such patent’s original application, and Nova Dongguan expensed the development costs of each patent at the time of such development. Accordingly, the dollar value of the transfer agreement was nominal.

On June 30, 2011, we entered into a renewable monthly lease agreement with Diamond Bar to lease office space in Commerce, California for $2,500 per month. At the time of our entry into the lease, Diamond Bar, a California corporation doing business as Diamond Sofa and wholly owned by Jun Zhang, was one of our customers accounting for sales of $0.90 million (through the acquisition date) and $0.34 million in 2011 and 2010, respectively. Our President, Ms. Lam, served as the Chief Executive Officer of Diamond Bar from October 2010 until August 31, 2011, but had no ownership interest in Diamond Bar. From June 30, 2011, through to August 31, 2011, when we acquired Diamond Bar and terminated the monthly lease, payments due under this operating lease were $5,000.

On August 6, 2011, Diamond Bar entered into a three-year renewable lease agreement for warehouse and office space in Commerce, California. The building owner and lessor is D.D.P. Properties, Inc., a California corporation owned and controlled with his family by Tay Duc Diem, the husband of our President, Ms. Lam. The monthly rent under this lease is $38,100, with total rental expense in 2011 of $163,300 since our acquisition of Diamond Bar on August 31, 2011.

On August 31, 2011, we entered into a stock purchase agreement to acquire all the outstanding capital stock of Diamond Bar, a California corporation doing business as Diamond Sofa and wholly owned by Jun Zhang, for $0.45 million paid in full at the closing. Our President, Ms. Lam, served as the Chief Executive Officer of Diamond Bar from October 2010 until August 31, 2011, but had no ownership interest in Diamond Bar. Prior to its acquisition by us, Diamond Bar was one of our customers accounting for sales of $0.90 million (through the acquisition date) and $0.34 million in 2011 and 2010, respectively. Upon completion of the foregoing transaction, Diamond Bar became our wholly owned subsidiary.

On August 31, 2011, pursuant to a trademark purchase and assignment agreement, we acquired all rights, title and interest in two registered U.S. trademarks from St. Joyal, a California corporation, for $0.2 million paid in full at the closing. The trademarks acquired are used in the business of our wholly owned subsidiary, Diamond Bar, which previously had licensed the right to use the trademarks from St. Joyal starting January 1, 2011, for a period of 3 years for $0.12 million per year. The two shareholders of St. Joyal, Messrs. Jiang and Liu, are each named beneficial owners of greater than 5% of our common stock, having received shares of our common stock as designees of St. Joyal pursuant to the Share Exchange Agreement.

There were no other transactions with any related persons (as that term is defined in Item 404 of Regulation S-K) since the beginning of our last fiscal year, or the fiscal year preceding our last fiscal year, or any currently proposed transaction in which we were or are to be a participant and the amount involved was in excess of $120,000 and in which any related person had a direct or indirect material interest.

We rely on our Board of Directors to review related party transactions involving us on an ongoing basis to prevent conflicts of interest. The Board of Directors reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to the Board of Directors for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If the Board of Directors finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. The Board of Directors approves or ratifies a transaction if it determines that the transaction is consistent with our best interests. These policies and procedures are not evidenced in writing. Upon our establishment of an Audit Committee, we intend to adopt a formal policy in connection with related party transactions involving us that will grant authority to the Audit Committee to approve or ratify such related party transactions.

Director Independence

Our Board of Directors currently is comprised of two directors, Mr. Wong and Ms. Lam, who have served as our directors since June 30, 2011, neither of whom qualifies as an “independent” director for the purposes of the NASDAQ listed company standards currently in effect and all applicable rules and regulations of the SEC. Prior to June 30, 2011, Mr. Li served as our sole officer and director since 2010 and did not qualify as an “independent” director under the above standards. We intend to add independent directors to our Board of Directors as a requirement to the listing of our common stock on a national securities exchange, and establish an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee as separately-designated committees of the Board of Directors with written charters governing such committees. We also intend to appoint an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K. The composition of our Board of Directors, and that of its committees, will be subject to the corporate governance provisions of our primary trading market, including the requirement for the appointment of independent directors in accordance with the Sarbanes-Oxley Act of 2002 and regulations adopted pursuant thereto by the SEC and the national securities exchange on which our common stock is listed.

Item 14. Principal Accounting Fees and Services

Our Board of Directors selected Marcum Bernstein & Pinchuk LLP, or Marcum, as the independent registered certified public accounting firm to audit the books and accounts of our company and subsidiaries for the fiscal year ending December 31, 2011. Marcum has served as our independent accountant since June 30, 2011. Prior to such appointment, Marcum provided a report dated May 18, 2011, on the financial statements of Nova Furniture for the years ended December 31, 2010 and 2009. From July 13, 2010, through June 30, 2011, Goldman Kurland and Mohidin LLP, or GKM, served as the independent accountant of our predecessor shell company. Prior to July 13, 2010, Kyle L. Tingle, CPA, LLC, or Tingle, served as the independent accountant of our predecessor shell company since September 9, 2009 (inception). The following table presents the aggregate fees billed for professional services rendered by Marcum, GKM and Tingle for the years ended December 31, 2011 and 2010.

	2011		2010
	Marcum	GKM	GKM	Tingle
Audit fees	$256,500	$1,500	$8,500	$3,275
Audit-related fees	11,000	0	0	0
Tax fees	2,500	0	0	0
All other fees	0	0	0	0

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

Audit Committee’s Pre-Approval Policy

Our Board of Directors acts as and performs the functions of our audit committee, including the pre-approval of all audit and permissible non-audit services provided by our independent accountants. These services may include audit services, audit-related services, tax services and other services. Our Board of Directors generally pre-approves services for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Board of Directors may pre-approve particular services on a case-by-case basis. For each proposed service, the independent accountant is required to provide detailed back-up documentation at the time of approval. This pre-approval policy for services provided by the independent accountants is not documented in writing, but we intend to adopt a written policy upon our establishment of a separately-designated Audit Committee and governing charter for such committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of or are included in this Annual Report:
1.	Financial statements listed in the Index to Financial Statements, filed as part of this Annual Report beginning on page F-1; and
2.	Exhibits listed in the Exhibit Index filed as part of this Annual Report.

NOVA LIFESTYLE, INC.

Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Shareholders of
Nova LifeStyle, Inc.

We have audited the accompanying consolidated balance sheet of Nova LifeStyle, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova LifeStyle, Inc., as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein & Pinchuk LLP

Marcum Bernstein & Pinchuk LLP
New York, NY
March 30, 2012

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	2011	2010

Assets

Current Assets
Cash and cash equivalents	$2,505,179	$985,004
Accounts receivable	18,974,612	5,921,872
Accounts receivable - related party	28,289	565,170
Due from factor	203,351	--
Advance to suppliers	349,767	326,010
Inventory	1,848,081	1,017,704
Prepaid expenses and other receivable	113,853	126,394
Deferred tax asset	156,974	115,237

Total Current Assets	24,180,106	9,057,391

Noncurrent Assets
Heritage and cultural assets	128,687	--
Plant, property and equipment, net	8,721,186	8,192,937
Construction in progress	91,466	75,498
Construction deposit	634,830	--
Goodwill	218,606	--
Intangible assets, net	724,465	471,812
Deferred tax asset	118,144	--

Total Noncurrent Assets	10,637,384	8,740,247

Total Assets	$34,817,490	$17,797,638

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
DECEMBER 31, 2011 AND 2010

	2011	2010

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$6,758,058	$1,160,634
Advance from customers	91,021	25,016
Accrued liabilities and other payables	834,128	1,065,421
Taxes payable	198,984	197,785
Due to related party	--	197,776

Total Current Liabilities	7,882,191	2,646,632

Noncurrent Liabilities
Deferred rent payable	58,949	43,169
Deferred tax liability, net	--	1,274
Income tax payable	4,016,266	2,368,795

Total Noncurrent Liabilities	4,075,215	2,413,238

Total Liabilities	11,957,406	5,059,870

Contingencies and Commitments

Stockholders' Equity

Common stock, $0.001 par value; 75,000,000 shares authorized, 17,898,267 and 9,685,000 shares issued and outstanding as of December 31, 2011 and 2010, respectively	17,898	9,685
Additional paid-in capital	17,074,535	10,902,815
Subscription receivable	(1,950,000)	--
Statutory reserves	6,241	6,241
Accumulated other comprehensive income	2,138,974	1,611,756
Retained earnings	5,572,436	207,271

Total Stockholders' Equity	22,860,084	12,737,768

Total Liabilities and Stockholders' Equity	$34,817,490	$17,797,638

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2011	2010

Net Sales (Including sales to related parties of $902,638 and $1,491,875 during the years ended December 31, 2011 and 2010, respectively)	$43,162,026	$28,818,982

Cost of Sales	31,048,952	21,242,024

Gross Profit	12,113,074	7,576,958

Operating Expenses
Selling expenses	1,865,086	959,673
General and administrative expenses	3,308,312	1,205,881
Loss on disposal of plant, property and equipment	--	144,732

Total Operating Expenses	5,173,398	2,310,286

Income From Operations	6,939,676	5,266,672

Other Income (Expenses)
Non-operating income	52,043	57,844
Foreign exchange transaction loss	(90,609)	(66,419)
Interest income	1,402	2,549
Financial expense	(76,836)	(22,556)

Total Other Expenses, Net	(114,000)	(28,582)

Income Before Income Tax	6,825,676	5,238,090

Income Tax Expense	1,460,511	1,035,081

Net Income	5,365,165	4,203,009

Other Comprehensive Income
Foreign currency translation	527,218	294,871

Comprehensive Income	$5,892,383	$4,497,880

Basic weighted average shares outstanding	14,506,915	9,685,000
Diluted weighted average shares outstanding	14,697,206	9,685,000

Basic net earnings per share	$0.37	$0.43
Diluted net earnings per share	$0.37	$0.43

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

					Accumulated		Retained
					Other		Earnings	Total
	Common Stock		Additional	Subscription	Comprehensive	Statutory	(Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Receivable	Income	Reserve	Deficit)	Equity

Balance - January 1, 2010	9,685,000	9,685	10,402,815	--	1,316,885	6,241	(1,823,148)	9,912,478

Capital contribution	--	--	500,000	--	--	--	--	500,000

Net income	--	--	--	--	--	--	4,203,009	4,203,009

Dividend declared and paid	--	--	--	--	--	--	(2,172,590)	(2,172,590)

Foreign currency translation gain	--	--	--	--	294,871	--	--	294,871

Balance - December 31, 2010	9,685,000	9,685	10,902,815	--	1,611,756	6,241	207,271	12,737,768

Sale of common stock to St. Joyal	2,235,000	2,235	2,397,765	(1,950,000)	--	--	--	450,000

Outstanding common stock of registrant at date of reverse merger	2,980,000	2,980	(82,980)	--	--	--	--	(80,000)

Sale of common stock in private placement, net	2,998,267	2,998	3,856,935	--	--	--	--	3,859,933

Net income	--	--	--	--	--	--	5,365,165	5,365,165

Foreign currency translation gain	--	--	--	--	527,218	--	--	527,218

Balance - December 31, 2011	17,898,267	$17,898	$17,074,535	$(1,950,000)	$2,138,974	$6,241	$5,572,436	$22,860,084

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Cash Flows From Operating Activities
Net Income	$5,365,165	$4,203,009
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	663,031	374,123
Loss on fixed assets disposal	--	144,732
Changes in deferred tax	(172,474)	(42,407)
Changes in operating assets and liabilities:
Accounts receivable	(11,784,975)	(2,448,235)
Accounts receivable - related party	536,881	80,336
Advance to suppliers	(13,609)	(156,830)
Inventory	4,383	1,322,444
Note receivable	--	16,763
Other current assets	18,365	45,123
Accounts payable	3,754,075	149,571
Advance from customers	65,266	(96,590)
Accrued expenses and other payables	(412,246)	304,174
Deferred rent payable	13,243	4,049
Taxes payable	1,497,129	995,422

Net Cash (Used in) Provided by Operating Activities	(465,766)	4,895,684

Cash Flows From Investing Activities
Deposit on factory construction	(619,310)	--
Cash received from acquired Diamond Bar Outdoors, Inc.	141,231	--
Acquisition of Diamond Bar Outdoors, Inc.	(450,000)	--
Acquisition of intangible assets	(200,000)	--
Purchase of heritage and cultural assets	(125,541)	--
Purchase of property and equipment	(589,185)	(4,742,229)
Cash paid for construction in progress	(11,840)	--

Net Cash Used in Investing Activities	(1,854,645)	(4,742,229)

Cash Flows From Financing Activities
Advance to related parties	(1,560,085)	--
Repayment from related parties	1,357,289	332,373
Proceeds from subscription receivable	450,000	--
Proceeds from private placement, net	3,859,933	--
Payment for note payable	(80,000)	--
Due from factor	(203,351)	--
Contribution by cash	--	500,000
Dividend paid	--	(2,172,590)

Net Cash Provided by (Used in) Financing Activities	$3,823,786	$(1,340,217)

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Effect of Exchange Rate Changes on
Cash and Cash Equivalents	$16,800	$(500)

Net increase (decrease) in cash and cash equivalents	1,520,175	(1,187,262)

Cash and cash equivalents, beginning of year	985,004	2,172,266

Cash and cash equivalents, end of year	$2,505,179	$985,004

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
Income tax payments	$126,702	$78,936

Supplemental Disclosure of Non-Cash Financing Activities

Subscription receivable from sales of common stock	$2,400,000	$--
Transfer from construction in progress to fixed assets	$--	$527,839

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 1 – Organization and Description of Business

Nova LifeStyle, Inc. (“Nova LifeStyle”), formerly known as Stevens Resources, Inc., was incorporated in the State of Nevada on September 9, 2009.

Effective as of June 27, 2011, in anticipation of the Share Exchange Agreement and related transactions described below, the company changed its name from Stevens Resources, Inc. to Nova LifeStyle, Inc. through a merger with its wholly owned, non-operating subsidiary established solely to change its name pursuant to Nevada law. Concurrently with this action, Nova LifeStyle authorized a 5-for-1 forward split of its common stock effective June 27, 2011. Prior to the forward split, Nova LifeStyle had 2,596,000 shares of its common stock outstanding, and, after giving effect to the forward split, it had 12,980,000 shares of its common stock outstanding. The effect of the stock split has been retroactively restated in the periods presented.

On June 30, 2011, Nova LifeStyle entered into and consummated a series of agreements that resulted in the acquisition of all of the ordinary shares of Nova Furniture Limited (“Nova Furniture”), a corporation primarily engaged in investment in China and organized on April 29, 2003, under the laws of the British Virgin Islands (“BVI”). Pursuant to the terms of a Share Exchange Agreement and Plan of Reorganization dated June 30, 2011 (the “Share Exchange Agreement”), Nova LifeStyle issued 11,920,000 shares of its common stock to the four designee shareholders of Nova Furniture in exchange for their 10,000 ordinary shares of Nova Furniture, consisting of all of its issued and outstanding capital stock. Concurrently with the Share Exchange Agreement and as a condition thereof, Nova LifeStyle entered into an agreement with its former president and director, pursuant to which he returned 10,000,000 shares of Nova LifeStyle’s common stock to Nova LifeStyle for cancelation in exchange for an unsecured 90-day promissory note of $80,000 bearing interest at 0.46% per annum. The $80,000 was paid in full on August 30, 2011. Upon completion of the foregoing transactions, Nova LifeStyle had 14,900,000 shares of its common stock issued and outstanding.

For accounting purposes, the transaction described above was treated as a recapitalization of Nova Furniture because Nova Furniture’s shareholders own the majority of Nova LifeStyle’s outstanding common stock following the transaction and exercise significant influence over the operating and financial policies of the consolidated entity, and Nova LifeStyle was a non-operating shell prior to the acquisition. Pursuant to Securities and Exchange Commission (“SEC”) rules, the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered a capital transaction in substance, rather than a business combination. As a result, the accompanying consolidated financial statements have been retroactively restated to reflect the recapitalization.

On June 6, 2003, Nova Furniture formed Nova Furniture (Dongguan) Co., Ltd. (“Nova Dongguan”) as a wholly foreign owned enterprise incorporated in the Guangdong Province of the People’s Republic of China (“China” or the “PRC”) and primarily engaged in the development, manufacture and sale of furniture.

Effective March 8, 2005, the controlling shareholders of Nova Furniture formed Nova Furniture Holdings Limited (“Nova Holdings”) under the laws of the BVI and transferred all of their equity interests in Nova Furniture to Nova Holdings. This transaction was accounted for as a reorganization of entities under common control, with assets and liabilities transferred at their carrying amounts, and the financial statements are presented as if the reorganization had occurred retroactively.

On May 20, 2006, Nova Holdings formed Nova Furniture Macao Commercial Offshore Ltd. (“Nova Macao”) under the laws of Macao. Nova Macao mainly is engaged in furniture trading with products purchased and imported from Nova Dongguan.

On January 3, 2011, Nova Furniture issued an additional 11,917,616 shares (post-recapitalization shares) of its capital stock, of which 2,235,000 shares were issued to Nova Holdings and 9,682,616 shares were issued to St. Joyal, an unrelated U.S. company incorporated in the State of California and engaged in business development and investment activities. Following this issuance, Nova Holdings held 81.25% and St. Joyal held 18.75% of the equity interests in Nova Furniture. Pursuant to a shareholder agreement, St. Joyal is committed to pay $2.4 million by January 1, 2014, in exchange for its 18.75% equity interest in Nova Furniture. As of December 31, 2011, St. Joyal has paid $0.45 million to the Company and $1.95 million remains outstanding.

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

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

On March 17, 2011, Nova Dongguan incorporated Nova Dongguan Chinese Style Furniture Museum (“Nova Museum”) under the laws of the PRC and contributed capital of RMB 1 million ($152,177). Nova Dongguan made an additional capital contribution of RMB 1.13 million ($172,351) on March 29, 2011. Nova Museum is a non-profit organization engaged principally in the promotion and dissemination of the culture and history of furniture in China.

On August 31, 2011, Nova LifeStyle acquired all the outstanding capital stock of Diamond Bar Outdoors, Inc. (“Diamond Bar”), a U.S. company incorporated in the State of California, for $0.45 million paid in full at closing. Diamond Bar, doing business as Diamond Sofa, is engaged in the import, marketing and sale of furniture in the U.S. market. Prior to its acquisition by Nova LifeStyle, Diamond Bar was one of the Company’s customers, and upon completion of the foregoing transaction, Diamond Bar became a wholly owned subsidiary of the Company.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements. These reclassifications had no effect on previous reported income.

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the allowance for bad debt, valuation of inventories and recoverability of long-lived assets and goodwill. Actual results could differ from those estimates.

Business Combination

For a business combination with an acquisition date on or after January 1, 2009, the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree were recognized at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, were recognized at the full amounts of their fair values. In a bargain purchase in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, that excess in earnings was recognized as a gain attributable to the acquirer.

Deferred tax liability and asset were recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 740-10.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Goodwill

Goodwill is the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC Topic 350, “Intangibles-Goodwill and Other,” goodwill is not amortized but is tested for impairment, annually or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its fair value, with the fair value of the reporting unit determined using discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. As of December 31, 2011, the Company concluded there was no impairment of goodwill.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company did not record an allowance for bad debts as of December 31, 2011 and 2010, respectively.

Inventories

Inventories are stated at the lower of cost or market value with cost determined on a weighted-average basis, which approximates the first-in first-out method. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company did not record any provision for write-downs of inventory at December 31, 2011 and 2010.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2011 and 2010, there were no significant impairments of its long-lived assets.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products in development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense was $164,720 and $77,654 for the years ended December 31, 2011 and 2010, respectively.

Income Taxes

Income taxes are accounted for using an asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company follows ASC Topic 740, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.

Under the provisions of ASC Topic 740, when tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

China’s Corporate Income Tax Law (“CIT Law”), together with its Implementation Regulations, effective as of January 1, 2008, introduced a set of anti-avoidance measures under its special tax adjustments regulations. In January 2009, the State Administration of Taxation issued Circular of the State Administration of Taxation on the Issuance of the Implementation Measure of Special Tax Adjustments (“Circular 2”). The regulation is applied retrospectively for tax years beginning after January 1, 2008. Article 3 of Circular 2 states that in respect of transfer pricing administration, relevant tax authorities shall examine business transactions between enterprises and their related parties (“related-party transactions”) and evaluate whether they are conducted on an arm’s-length basis, in addition to conducting investigations and making adjustments, as required under the CIT Law and Article 36 of the PRC Tax Administration and Collection Law (“Tax Collection Law”).

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

The following table presents a reconciliation of the amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the years ended December 31, 2011 and 2010:

	Gross UTB
	2011	2010

Beginning balance at January 1	$2,189,194	$1,346,203

Increase in unrecorded tax benefits taken in current year	1,373,704	771,976

Exchange rate adjustment	146,231	71,015

Ending balance at December 31	$3,709,129	$2,189,194

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

At December 31, 2011 and 2010, the Company had cumulatively accrued approximately $310,000 and $175,000 for estimated interest and penalties related to uncertain tax positions. The Company records interest and penalties related to unrecognized tax positions as a component of income tax expense, which totaled approximately $135,000 and $175,000 for the years ended December 31, 2011 and 2010, respectively. If the entire unrecognized tax benefits were recognized as of December 31, 2011, it would affect the Company's effective tax rate. The Company anticipates no significant change to the total amount of unrecognized tax benefits within the next 12 months.

The tax returns of the Company’s PRC subsidiaries are subject to examination by the relevant PRC tax authorities. According to the Tax Collection Law, the statute of limitations for underpayment of taxes is three years if the underpayment is due to computational errors made by the taxpayer or the withholding agent. Under special circumstances, the statute of limitations is extended to five years if the underpayment of taxes is more than RMB 100,000. In accordance with the Implementation Regulations of the CIT Law, the statute of limitations in the case of transfer pricing issues is ten years. There is no statute of limitations in the case of tax evasion.

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

Sales revenue represents the invoiced value of goods, net of value-added taxes (“VAT”). All of the Company’s products sold in China are subject to the PRC VAT of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials purchased in China and included in the cost of producing the finished product. The Company records VAT payable and VAT receivable net of payments in the consolidated financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Franchise Arrangements

In 2010, the Company began entering into area product franchise agreements with customers who operate specialty furniture stores carrying only Nova-branded products. The product franchise agreement provides for the franchisee to retail Nova-brand furniture products for a period of one year from the date of the agreement. The franchisee is required to pay a deposit of RMB 30,000 at the signing of the agreement, which is used as payment for future purchases and is deferred on the Company’s balance sheet as a customer deposit. The franchisee is required to guarantee a minimum purchase amount from the Company during the contract period. The Company has the right to terminate the agreement should the franchisee fail to meet the minimum purchase amounts. The Company provides the franchisee with store images and designs, signage, floor plan product information and training. In addition, the Company will rebate a per square meter subsidy to the franchisee for the store build-out within six months from the agreement date. The franchisee earns 30% of the rebate on its initial purchase from the Company and then at a rate of 5% of each subsequent purchase until fully refunded or six months from the agreement date, whichever is earlier. At December 31, 2011 and 2010, the Company had franchising subsidy payable of $187,758 and $121,914, respectively. In accordance with ASC 605-50, as the Company does not receive an identifiable benefit from these rebates, the rebates are recorded as a reduction of revenue on sales to the franchisee.

Cost of Sales

Cost of sales consists primarily of material costs, labor costs and related overhead that are directly attributable to the production of the products. Write-down of inventory to the lower of cost or net realizable value is also recorded in the cost of sales.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the years ended December 31, 2011 and 2010, shipping and handling costs were $485,069 and $559,425, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $455,571 and $23,000 for the years ended December 31, 2011 and 2010, respectively.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Earnings per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

The following table presents a reconciliation of basic and diluted earnings per share for the years ended December 31, 2011 and 2010:

	2011	2010
Net income	$5,365,165	$4,203,009

Weighted average shares outstanding - basic	14,506,915	9,685,000
Effect of dilutive securities:
Unexercised warrants and options	190,291	-
Weighted average shares outstanding - diluted	14,697,206	9,685,000

Earnings per share - basic	$0.37	$0.43
Earnings per share - diluted	$0.37	$0.43

At December 31, 2011 and 2010, the Company had no options to purchase shares of common stock outstanding and warrants to purchase 899,480 and 0 shares of common stock were outstanding and exercisable, respectively (see Note 15).

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

One and two major customers accounted for 24% and 64% (43% and 21% for each) of the Company’s sales for the years ended December 31, 2011 and 2010, respectively. Accounts receivable from these customers amounted to $1,953,305 and $1,279,359 as of December 31, 2011 and 2010, respectively.

The Company purchased its products from three and one major vendor during the years ended December 31, 2011 and 2010, accounting for 31% (11%, 10% and 10% for each) and 23% of the purchases, respectively. Accounts payable to these vendors were $1,934,561 and $0 as of December 31, 2011 and 2010, respectively.

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

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

The Company’s sales, purchase and expense transactions in China and Macao are denominated in Chinese Yuan Renminbi (“RMB”) and Macau Pataca (“MOP”) (prior to 2011), respectively, and all of the assets and liabilities of the Company’s subsidiaries in China and Macao are also denominated in RMB and MOP (prior to 2011), respectively. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

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

Fair Value of Financial Instruments

Some of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued liabilities and short-term debt, have carrying amounts that approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.


Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

The RMB to USD exchange rates in effect as of December 31, 2011 and 2010, were RMB6.3009 = USD$1.00 and RMB6.6227 = USD$1.00, respectively. The weighted-average RMB to USD exchange rates in effect for the years ended December 31, 2011 and 2010, were RMB6.4588 = USD$1.00 and RMB6.7695 = USD$1.00, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of the People’s Republic of China.

The MOP to USD exchange rate in effect as of December 31, 2010, was MOP8.1633 = USD$1.00. The weighted-average MOP to USD exchange rate in effect for the year ended December 31, 2010, was MOP8.1566 = USD$1.00. The exchange rates used in translation from MOP to USD were published by OANDA Rates.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Comprehensive Income (Loss)

The Company follows FASB ASC 220 “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the consolidated statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the years ended December 31, 2011 and 2010, included net income and foreign currency translation adjustments.

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

Management determined that the Company’s operations constitute a single reportable segment in accordance with ASC 280. The Company operates exclusively in one business and industry segment: the design, manufacture and sale of furniture. All of the Company’s long-lived assets for production are located at its facilities in Dongguan, Guangdong Province, China, and operate within the same environmental, safety and quality regulations governing furniture manufacturers. The Company established Nova Macao, and acquired Diamond Bar for the purpose of marketing and selling the Company’s products. As a result, management views the business and operations of Nova Dongguan, Nova Macao and Diamond Bar as a blended gross margin when determining future growth, return on investment and cash flows. Nova Museum, a non-profit organization engaged principally in the promotion and dissemination of the culture and history of furniture in China, has no operations or substantial assets other than its decorations and renovation, and its heritage and cultural assets are for the purpose of exhibition only.

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

New Accounting Pronouncements

In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In December 2011, FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that a company present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. No other requirement in ASU No. 2011-05 is affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

As of December 31, 2011, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 3 - Inventory

As of December 31, 2011 and 2010, inventory consisted of the following:

	2011	2010
Raw material	$28,667	$160,302
Work in progress	436,980	575,067
Finished goods	1,382,434	282,335

	$1,848,081	$1,017,704

Note 4 - Heritage and Cultural Assets

As of December 31, 2011, Nova Museum had heritage and cultural assets of $128,687, consisting principally of collectibles and antiques for exhibition. Depreciation is not required to be provided on heritage assets that have indefinite lives and no reduction in their value with the passage of time; however, the carrying amount of the heritage and cultural assets should be reviewed when there is evidence of impairment in accordance with ASC 360-10.

Note 5 - Plant, Property and Equipment, Net

As of December 31, 2011 and 2010, plant, property and equipment consisted of the following:

	2011	2010
Building and workshops	$7,604,331	$7,197,084
Office equipment	465,596	269,916
Autos	345,492	293,452
Machinery	2,643,008	2,397,658
Museum decoration and renovation	422,280	-
Less: accumulated depreciation	(2,759,521)	(1,965,173)

	$8,721,186	$8,192,937

Depreciation expense was $641,867 and $363,471 for the years ended December 31, 2011 and 2010, respectively.

Note 6 - Construction in Progress

At December 31, 2011, the construction in progress of $91,466 consisted of construction material purchased for the construction of a new manufacturing plant at Nova Dongguan (Phase II factory construction project). The total construction cost is approximately $6.16 million, and the Company expects to complete construction by the end of 2012.

At December 31, 2010, the construction in progress of $75,498 represented the wrapping up of the Phase I factory construction project at Nova Dongguan, which had commenced in 2009. The project was substantially completed in 2010, passed the required PRC government inspection and transferred into the Company’s fixed assets. The Company received the official property certificate for the completed factory in 2011.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 7 - Intangible Assets

Intangible assets consisted of land use right, trademark and customer relationship. All land in the PRC is government-owned and cannot be sold to any individual or company. However, the government grants the user a right to use the land (“land use right”). The Company acquired the right to use land in Dongguan, Guangdong Province, China, in 2004 for 50 years and is amortizing such rights on a straight-line basis for 50 years.

The Company acquired a customer relationship with a fair value of $50,000 on August 31, 2011, as part of its acquisition of Diamond Bar. Concurrently with its acquisition of Diamond Bar, the Company entered into a trademark purchase and assignment agreement for all rights, title and interest in two registered U.S. trademarks (Diamond Sofa and Diamond Furniture) for $200,000 paid in full at the closing. Amortization of customer relationship and trademark is provided using the straight-line method and estimated lives were 5 and 10 years, respectively.

Intangible assets consisted of the following at December 31, 2011 and 2010:

	2011	2010
Land use right	$572,202	$544,399
Customer relationship	50,000	-
Trademark	200,000	-
Less: accumulated amortization	(97,737)	(72,587)

Net	$724,465	$471,812

Amortization of intangible assets was $21,164 and $10,652 for the years ended December 31, 2011 and 2010, respectively. Annual amortization expense is expected to be approximately $41,200 for each year from 2012 to 2015, and expected to be approximately $40,300 in 2016.

Note 8 - Prepaid Expenses and Other Receivables

Other current assets consisted of the following at December 31, 2011 and 2010:

	2011	2010
Prepaid expenses	$81,841	$-
Other receivables	32,012	126,394
Total	$113,853	$126,394

Other receivables represented cash advances to employees and advertising and exhibition deposits. Prepaid expense included prepayments for insurance and advertising.

Note 9 - Construction Deposit

At December 31, 2011, the Company had a refundable deposit of $634,830 to an independent contractor for the Phase II factory construction project at Nova Dongguan. Total cost of this project is estimated to be $6.16 million. The Company commenced construction in January 2012 and expects to complete construction by the end of 2012.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 10 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following at December 31, 2011 and 2010:

	2011	2010
Other payables	$30,011	$151,182
Salary payable	497,257	669,710
Franchising subsidy	187,758	121,914
Accrued expenses	119,102	122,615

Total	$834,128	$1,065,421

Accrued expenses represented accrued utility and freight expenses. Other payables represented payables to contractors, vendors other than for material purchase, and deposit from customers for purchases. Franchising subsidy represented the accrued amount the Company will pay to its franchisees as a rebate to support their franchise store decoration expense.

Note 11 – Income Taxes and Other Taxes Payable

Taxes payable consisted of the following at December 31, 2011 and 2010:

	2011	2010
Income tax payables	$38,391	$190,554
Other taxes payable	160,593	7,231

Total tax payable - current	$198,984	$197,785

Total income tax payable - noncurrent	$4,016,266	$2,368,795

Other taxes payable includes VAT, city construction, individual income tax and stamp tax.

The components of income before income taxes consisted of the following for the years ended December 31, 2011 and 2010:

	2011	2010

Loss subject to domestic income taxes only	$(139,515)	$-
Income subject to foreign income taxes only	6,965,191	5,238,090

Total	$6,825,676	$5,238,090

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

The Company’s subsidiaries incorporated in the PRC are subject to enterprise income taxes. The provision for income taxes consisted of the following for the years ended December 31, 2011 and 2010:

	2011	2010
Current
Federal	$707,533	$-
State	800	-
PRC	924,654	1,077,488
Total current	1,632,986	1,077,488
Deferred
Federal	(151,937)	-
State	(26,072)	-
PRC	5,534	(42,407)
Total deferred	(172,475)	(42,407)
Total	$1,460,511	$1,035,081

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income before income taxes for the years ended December 31, 2011 and 2010:

	2011	2010

Tax at federal statutory rate	$2,320,730	$1,780,950
Domestic permanent differences	(104,501)	-
State tax	(25,272)	-
Foreign rate differential	(626,867)	(471,428)
Foreign permanent differences	(75,612)	31,653
ASC 740-10 uncertain tax position	1,508,213	874,554
Tax exemption	(1,504,950)	(1,180,648)
Other	(31,230)	-
Total	$1,460,511	$1,035,081

The following presents the aggregate dollar and per share effects of the Company’s tax exemption for the years ended December 31, 2011 and 2010:

	2011	2010

Aggregate dollar effect of tax exemption	$1,504,950	$1,180,648
Basic EPS impact	$0.10	$0.12

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following for the years ended December 31, 2011 and 2010:

	2011	2010

Current deferred tax assets
Accrued liabilities	$156,974	$115,237

Noncurrent deferred tax assets:
Federal & CA state amortization	$2,213	$-
Federal & CA state NOL	34,849	-
Intercompany payable	131,521	-
Land use rights	7,016	17,468
PRC fixed asset and amortization	962	916
NOL	8,129	-

Noncurrent deferred tax liabilities:
Federal & CA state depreciation	(26,425)	-
Purchase accounting	(17,000)	-
Prepaid expenses	(5,672)	-
PRC depreciation on building	(9,319)	(19,658)

Net noncurrent deferred tax assets (liabilities) before valuation allowance	126,274	(1,274)
Less: valuation allowance	(8,130)	-
Non-current deferred tax assets (liabilities), net	$118,144	$(1,274)

The Company has recorded a partial valuation allowance against its PRC deferred tax assets for the year ended December 31, 2011, and has not recorded any valuation allowance against its PRC deferred tax assets for the year ended December 31, 2010. In accordance with ASC 740 Accounting for Income Taxes, based on all available evidence, including the Company’s historical results and the forecast of its future income, it is more likely than not that substantially all of its PRC entities will be able to realize the Company’s deferred tax assets.

For U.S. federal income tax purposes, the Company has net operating loss (“NOL”) carryforwards of approximately $87,000 and $0, at December 31, 2011 and 2010, respectively. For U.S. California state income tax purposes, the Company has NOL carryforwards of approximately $87,000 and $0, at December 31, 2011 and 2010, respectively. The 2011 NOL carryforwards will expire after 20 years beginning 2029 if not utilized. The Company does not have any NOL carryforwards for PRC enterprise income tax purposes, at December 31, 2011 and 2010 respectively.

Nova Dongguan is subject to a 25% PRC corporate tax rate starting from 2009. Nova Macao is an income tax-exempt entity incorporated and domiciled in Macao. Nova Museum is subject to a 25% corporate income tax in 2011, its inception year, but allowed to apply for tax-exempt status in 2012, the second year following its incorporation.

Undistributed earnings of the Company’s PRC subsidiaries amounted to approximately $8.7 million and $2.5 million as of December 31, 2011 and 2010, respectively. Those earnings are considered to be permanently reinvested and, accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

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

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 12 - Related Party Transactions

At December 31, 2011 and 2010, the Company had $0 and $197,776 due to related party, which was an advance for the Company’s operating needs from a shareholder. This $197,776 advance bore no interest, was payable upon demand and was unsecured.

The Company’s president, Ms. Lam, was the co-founder of KTY International Inc. (“KTY”) (DBA: Diamond Sofa), a former customer of the Company until September 2010, at which time KTY ceased doing business with the Company. Ms. Lam subsequently became the Chief Executive Officer of Diamond Bar in October 2010, which had acquired the business of Diamond Sofa. The Company appointed Ms. Lam its president and director on June 30, 2011, and, as of such appointment date, Ms. Lam had no ownership interest in Diamond Sofa or Diamond Bar. The Company acquired all the outstanding capital stock of Diamond Bar on August 31, 2011 (see Note 18). During the years ended December 31, 2011 and 2010, Diamond Sofa accounted for the Company’s sales of $0 and $1,154,971, respectively, of the Company’s sales. During the years ended December 31, 2011 and 2010, Diamond Bar accounted for $902,638 (through the acquisition date) and $336,904, respectively, of the Company’s sales. The accounts receivable from Diamond Sofa and Diamond Bar was $28,289 and $565,170 at December 31, 2011, and 2010, respectively.

On August 6, 2011, Diamond Bar leased a warehouse and office in California, U.S., under a three-year renewable lease agreement. The warehouse is owned by the spouse of the Company’s president. The monthly rent under this lease was $38,100. Total rental expense since the Company acquired Diamond Bar was $163,300 for year ended December 31, 2011.

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president. The lease was for $15,192 and only for use during a furniture exhibition held in October 2011. This lease is to be renewed at the beginning of each calendar year.

Note 13 - Deferred Rent Payable

Deferred rent payable represented supplemental payments the Company must pay to the residents who originally lived on the land in Dongguan, Guangdong Province, China, on which the Company acquired land use rights for commercial use. The Company was required to pay an annual amount at RMB 800 per mu (or RMB 666.67 per square meter) for a total of 60 mu (or 40,000 square meters) starting from 2003 for 60 years. The price increases 10% every 5 years. The Company recorded such expense on a straight-line basis. During the years ended December 31, 2011 and 2010, the Company recorded expense of $13,243 and $4,836, respectively. As of December 31, 2011 and 2010, the Company has $58,949 and $43,169 deferred rent payable, respectively.

Note 14 - Due From Factor

On April 10, 2010, Diamond Bar entered into a factoring and security agreement with a credit management company for full factoring services without recourse. The factoring fee for accounts receivable insurance and collection service was 2.25% of each invoice or credit note transferred, but not less than a minimum annual amount of $12,000 payable monthly at $1,000. If Diamond Bar requested financing service in addition to accounts receivable insurance and collection service from the credit management company, the monthly interest charge was one month LIBOR plus 5.37%. The factoring agreement was terminated on December 15, 2011. As December 31, 2011, the Company had a net due from factor of $203,351 from the credit management company, which was cleared in January 2012.

In January 2012, the Company entered into a factoring and security agreement with another credit management company for accounts receivable insurance and collection service. The factoring fee is 1.5% of each invoice or credit note transferred.

Note 15 - Stockholders’ Equity

Private Placement in August 2011

On August 18, 2011, the Company completed a private placement pursuant to which it sold 2,998,267 units, each such unit consisting of 1 share of its common stock and a warrant to purchase 15% of 1 share of its common stock, at $1.50 per unit for $4.5 million (net proceeds of $3.86 million). The warrants are immediately exercisable, expire on the third anniversary of their issuance and entitle the holders to purchase 449,740 shares of the Company’s common stock at $2.00 per share. The Company may call the warrants at $4.00 per share at any time after: (i) a registration statement registering the common stock underlying the warrants becomes effective; (ii) the common stock is listed on a national securities exchange; and (iii) the closing price of the common stock equals or exceeds $4.00. The Company paid the placement agent in the private placement commissions consisting of $449,740 and warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 449,740 shares of the Company’s common stock.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Following is a summary of the warrant activity:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Granted	899,480	$2.00	2.88
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at December 31, 2011	899,480	$2.00	2.63
Exercisable at December 31, 2011	899,480	$2.00	2.63

Dividend Declared and Paid

Nova Holdings, prior to the Share Exchange Agreement, declared and paid dividends of $0 and $2,172,590 to its shareholders from Nova Macao’s net income for the years ended December 31, 2011 and 2010, respectively.

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

At December 31, 2011 and 2010, Nova Macao had surplus reserve of $6,241, representing 50% of its registered capital. Nova Dongguan did not make any surplus reserve due to its accumulated deficit.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Note 17 - Geographical Sales

Geographical distribution of sales consisted of the following for the years ended December 31, 2011 and 2010:

Geographical Areas	2011	2010
North America	$19,140,472	$2,933,829
Europe	10,743,066	14,059,678
China	10,320,513	8,349,254
Australia	837,684	1,064,426
Other countries	765,004	274,584
Asia	713,683	1,266,273
Hong Kong	641,604	870,938

	$43,162,026	$28,818,982

Note 18 - Business Acquisition and Unaudited Pro Forma Information

On August 31, 2011, Nova LifeStyle acquired all the outstanding capital stock of Diamond Bar for $0.45 million paid in full at the closing pursuant to a stock purchase agreement entered into with the sole shareholder of Diamond Bar. Diamond Bar, doing business as Diamond Sofa, is engaged in the import, marketing and sale of furniture in the U.S. market. The acquisition was accounted as a business combination in accordance with ASC Topic 805 “Business Combination.”

According to ASC Topic 805, the allocation of Diamond Bar’s purchase price among assets acquired and liabilities assumed is based on estimates of the fair values. Under purchase method of accounting, the total purchase price is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values with the excess changed to goodwill.

In accordance with SEC regulation S-X Rule 3-05, Diamond Bar was not a significant subsidiary as of the acquisition date. Therefore, no separate audited financial statements are presented. The results of operations of Diamond Bar for the period from acquisition date to December 31, 2011, are consolidated into the Company’s consolidated financial statements for the year ended December 31, 2011.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$141,231
Accounts receivable	986,145
Inventory	786,776
Property and equipment	164,913
Customer relationship	50,000
Goodwill	218,606
Accounts payable	(1,742,540)
Other payable and accrued expenses	(138,131)
Deferred tax liability	(17,000)
Purchase price	$450,000

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Net sales and net income of Diamond Bar included in the consolidated income statement for the period from the acquisition date through December 31, 2011, was $6,217,196 and $589,656, respectively.

The following unaudited pro forma consolidated results of operations of Nova LifeStyle and Diamond Bar for the years ended December 31, 2011 and 2010, presents the operations of Nova LifeStyle and Diamond Bar as if the acquisition of Diamond Bar occurred on January 1, 2011 and 2010, respectively. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	For years ended December 31,
	2011	2010
	(Unaudited)
Net sales	$47,710,088	$30,094,554

Net income	$5,250,294	$4,172,385

Basic weighted average shares outstanding	14,506,915	9,685,000
Diluted weighted average shares outstanding	14,697,206	9,685,000

Basic net earnings per share	$0.36	$0.43
Diluted net earnings per share	$0.36	$0.43

Note 19 - Commitments and Contingencies

Lease Commitment

The Company has entered into several lease agreements for office, warehouse and showroom space. Total rental expense for the years ended December 31, 2011 and 2010, was $193,700 (including the rental expense of Diamond Bar from the acquisition date through December 31, 2011) and $13,200, respectively. The estimated annual rental expense for lease commitment is as follows:

Year	Amount
2012	$322,000
2013	427,000
Total	$749,000

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Capital Contribution

Nova Dongguan’s total registered capital is $20 million. As of December 31, 2011 and 2010, Nova Dongguan has received $11.89 million and $10.90 million in capital contributions, respectively. The remaining $8.11 million of additional capital contribution is due by June 30, 2012. The Company may apply for an extension of the payment period or reduction of the capital contribution requirement, if needed, as allowed by PRC regulations for foreign-invested enterprises. If the Company does not receive an extension or reduction of registered capital, and is unable to make the required capital contribution to registered capital, Nova Dongguan may be subject to a negotiated penalty related to the unsatisfied portion of registered capital.

Employment Agreements

On June 30, 2011, the Company entered into one-year employment agreements with Ya Ming Wong and Yuen Ching Ho to serve as the Company’s Chief Executive Officer and Chief Financial Officer, respectively. The agreements provide for annual salaries of $100,000 and $80,000, respectively, and annual bonuses at the sole discretion of the Board of Directors.

On June 30, 2011, the Company entered into a one-year employment agreement with Thanh H. Lam to serve as the Company’s president. The agreement, as amended effective as of September 1, 2011, provides for an annual salary of $80,000 and an annual bonus at the sole discretion of the Board.

Note 20 - Subsequent Events

The Company has evaluated events that occurred subsequent to December 31, 2011, and through the date these financial statements were issued to determine if they require potential adjustment or additional disclosure.

On January 13, 2012, the Company completed a private placement pursuant to which it sold 517,000 units, each such unit consisting of 1 share of the Company’s common stock and a warrant to purchase 15% of 1 share of the Company’s common stock, at $4.00 per unit for gross proceeds of $2.07 million. The warrants are immediately exercisable, expire on the third anniversary of their issuance and entitle the holders to purchase 77,550 shares of the Company’s common stock at $4.50 per share. The Company may call the warrants at $5.00 per share at any time after: (i) a registration statement registering the common stock underlying the warrants becomes effective; (ii) the common stock is listed on a national securities exchange; and (iii) the closing price of the common stock equals or exceeds $5.00. The Company also issued the placement agent in the private placement warrants to purchase 77,550 shares of the Company’s common stock under the same terms and conditions as the warrants issued to investors in the private placement. In connection with the financing, the Company paid $0.21 million in placement agent fees and $0.11 million of legal and other related cost.

The warrants issued in this private placement are exercisable for a fixed number of shares, solely redeemable by the Company and not redeemable by the warrant holders. Accordingly, these warrants are classified as equity instruments. The Company accounted for the warrants issued in the private placement based on the fair value method under ASC Topic 505, and the fair value of the warrants was calculated using the Black-Scholes model under the following assumptions: estimated life of 3 years, volatility of 67%, risk-free interest rate of 0.34% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The fair value of the warrants issued to investors at grant date was $131,310, and the fair value of the warrants issued to the placement agent at grant date was $131,310.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA LIFESTYLE, INC.
(Registrant)
Date: March 30, 2012	By:	/s/ Ya Ming Wong
Ya Ming Wong Chief Executive Officer (Principal Executive Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ya Ming Wong and Thanh H. Lam, jointly and severally, his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ya Ming Wong	Chairman of the Board and Chief Executive Officer	March 30, 2012
Ya Ming Wong	(Principal Executive Officer)
/s/ Yuen Ching Ho	Chief Financial Officer	March 30, 2012
Yuen Ching Ho	(Principal Financial and Accounting Officer)
/s/ Thanh H. Lam	President and Director	March 30, 2012
Thanh H. Lam

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger by and between Stevens Resources, Inc. and Nova LifeStyle, Inc., dated June 14, 2011 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)

2.2
Share Exchange Agreement and Plan of Reorganization by and between Nova Furniture Limited and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)

2.3
Return to Treasury Agreement by and between Nova LifeStyle, Inc. and Alex Li, dated June 30, 2011 (Incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)

3.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-163019) filed on November 10, 2009)
3.2	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
3.3
Certificate of Amendment to Articles of Incorporation filed with the Secretary of the State of Nevada on December 15, 2009, and effective as of September 9, 2009 (Incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)

3.4
Articles of Merger between Stevens Resources, Inc. and Nova LifeStyle, Inc. amending the Articles of Incorporation filed with the Secretary of State of the State of Nevada on June 14, 2011, and effective as of June 27, 2011 (Incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)

3.5
Articles of Exchange of Nova Furniture Limited and Nova LifeStyle, Inc. filed with the Secretary of State of the State of Nevada on June 30, 2011 (Incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)

4.1	Specimen Stock Certificate (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
4.2	Form of Regulation S Subscription Agreement (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 22, 2011)
4.3	Form of Regulation D Subscription Agreement (Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 22, 2011)
4.4	Form of Regulation S Warrant (Incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 22, 2011)
4.5	Form of Regulation D Warrant (Incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 22, 2011)
4.6	Form of Regulation S Registration Rights Agreement (Incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 22, 2011)
4.7	Form of Regulation D Registration Rights Agreement (Incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 22, 2011)
4.8	Form of Regulation S Subscription Agreement (Incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on January 18, 2012)
4.9	Form of Regulation D Subscription Agreement (Incorporated herein by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on January 18, 2012)
4.10	Form of Regulation S Warrant (Incorporated herein by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on January 18, 2012)
4.11	Form of Regulation D Warrant (Incorporated herein by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on January 18, 2012)
4.12	Form of Regulation S Registration Rights Agreement (Incorporated herein by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on January 18, 2012)
4.13	Form of Regulation D Registration Rights Agreement (Incorporated herein by reference to Exhibit 4.13 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on January 18, 2012)
10.1
Option to Purchase Agreement, dated September 30, 2009 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-163019) filed on November 10, 2009)

10.2
Shareholder Agreement by and between Nova Furniture Limited and St. Joyal, dated January 1, 2011 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)

10.3
Intellectual Property Rights Transfer Agreement by and between Nova Furniture (Dongguan) Co., Ltd. and Ya Ming Wong, dated January 7, 2011 (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)

10.4	Form of Product Franchise Agreement (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
10.5	Promissory Note, dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
10.6#
Employment Agreement by and between Ya Ming Wong and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)

10.7#
Employment Agreement by and between Yuen Ching Ho and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)

10.8#
Employment Agreement by and between Thanh H. Lam and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)

10.9
Lock-Up Agreement between Ya Ming Wong and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.9 to the First Amendment to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 10, 2011)

10.10
Lock-Up Agreement between Yuen Ching Ho and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.10 to the First Amendment to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 10, 2011)

10.11
Lock-Up Agreement between Jun Jiang and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.11 to the First Amendment to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 10, 2011)

10.12
Lock-Up Agreement between Qiang Liu and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.12 to the First Amendment to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 10, 2011)

10.13
Stock Purchase Agreement between Nova LifeStyle, Inc. and Jun Zhang, dated August 31, 2011 (Incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on September 6, 2011)

10.14
Trademark Purchase and Assignment Agreement by and between St. Joyal and Nova LifeStyle, Inc., dated August 31, 2011 (Incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on September 6, 2011)

10.15#
Employment Agreement by and between Thanh H. Lam and Nova LifeStyle, Inc., effective as of September 1, 2011 (Incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-177353) filed on October 17, 2011)

10.16
First Amendment to Intellectual Property Rights Transfer Agreement by and between Nova Furniture (Dongguan) Co., Ltd. and Ya Ming Wong, dated September 21, 2011 (Incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-177353) filed on October 17, 2011)

14.1	Code of Ethics (Incorporated herein by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 (File No. 333-163019) filed on November 10, 2009)
21.1†	Subsidiaries of the Registrant
24.1†	Power of Attorney (Included on the Signature Page of this Annual Report on Form 10-K)
31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#           Indicates management contract or compensatory plan, contract or arrangement.
†           Filed herewith.
‡           Furnished herewith.