Form 10-Q
period 2012-03-31
Nova Lifestyle, Inc.
filed 2012-05-15
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-177353

NOVA LIFESTYLE, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6541 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,486,567 shares of common stock outstanding as of May 7, 2012.

Nova Lifestyle, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$1,864,010	$2,505,179
Accounts receivable	19,972,873	18,974,612
Accounts receivable - related party	--	28,289
Due from factor	--	203,351
Advance to suppliers	255,982	349,767
Inventories	1,762,186	1,848,081
Prepaid expenses and other receivable	191,157	113,853
Deferred tax asset	157,101	156,974

Total Current Assets	24,203,309	24,180,106

Noncurrent Assets
Heritage and cultural assets	128,822	128,687
Plant, property and equipment, net	8,496,251	8,721,186
Construction in progress	757,907	91,466
Construction deposit	--	634,830
Goodwill	218,606	218,606
Intangible assets, net	1,253,880	724,465
Deferred tax asset	187,925	118,144

Total Noncurrent Assets	11,043,391	10,637,384

Total Assets	$35,246,700	$34,817,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	March 31,	December 31,
	2012	2011
	(Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$3,636,742	$6,758,058
Advance from customers	119,032	91,021
Accrued liabilities and other payables	1,162,609	834,128
Taxes payable	326,898	198,984

Total Current Liabilities	5,245,281	7,882,191

Noncurrent Liabilities
Deferred rent payable	62,409	58,949
Deferred tax liability, net	69,788	--
Income tax payable	4,121,182	4,016,266

Total Noncurrent Liabilities	4,253,379	4,075,215

Total Liabilities	9,498,660	11,957,406

Contingencies and Commitments

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 18,486,567 and 17,898,267 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	18,487	17,898
Additional paid-in capital	18,970,395	17,074,535
Subscription receivable	(1,950,000)	(1,950,000)
Statutory reserves	6,241	6,241
Accumulated other comprehensive income	2,151,819	2,138,974
Retained earnings	6,551,098	5,572,436

Total Stockholders' Equity	25,748,040	22,860,084

Total Liabilities and Stockholders' Equity	$35,246,700	$34,817,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)

Net Sales (Including sales to related parties of $0 and $364,402 during the three months ended March 31, 2012 and 2011, respectively)	$10,999,254	$5,632,790

Cost of Sales	7,988,979	3,843,629

Gross Profit	3,010,275	1,789,161

Operating Expenses
Selling expenses	689,907	220,476
General and administrative expenses	1,051,215	326,553
Loss on disposal of plant, property and equipment	123,775	--

Total Operating Expenses	1,864,897	547,029

Income From Operations	1,145,378	1,242,132

Other Income (Expenses)
Non-operating income	2,299	4,962
Foreign exchange transaction gain (loss)	8,312	(23,198)
Financial expense	(10,812)	(9,389)

Total Other Expenses, Net	(201)	(27,625)

Income Before Income Tax	1,145,177	1,214,507

Income Tax Expense	166,515	208,965

Net Income	978,662	1,005,542

Other Comprehensive Income
Foreign currency translation	12,845	104,388

Comprehensive Income	$991,507	$1,109,930

Basic weighted average shares outstanding	18,377,031	9,685,000
Diluted weighted average shares outstanding	18,691,250	9,685,000

Basic net earnings per share	$0.05	$0.10
Diluted net earnings per share	$0.05	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)

Cash Flows From Operating Activities
Net Income	$978,662	$1,005,542
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	191,302	155,032
Loss on fixed assets disposal	123,775	--
Changes in operating assets and liabilities:
Accounts receivable	197,775	(313,444)
Accounts receivable - related party	28,289	(82,185)
Advance to suppliers	93,802	8,054
Inventories	86,819	(764,145)
Other current assets	(77,075)	(110,952)
Accounts payable	(4,310,158)	1,209,339
Advance from customers	28,001	--
Accrued expenses and other payables	(61,333)	(286,416)
Deferred rent payable	3,390	3,248
Taxes payable	228,651	160,293

Net Cash (Used in) Provided by Operating Activities	(2,488,100)	984,366

Cash Flows From Investing Activities
Cash received from fixed assets disposal	8,369	--
Acquisition of intangible asset	(150,617)	--
Purchase of heritage and cultural assets	--	(123,425)
Purchase of property and equipment	(78,841)	(217,826)
Construction in progress	(30,785)	--

Net Cash Used in Investing Activities	(251,874)	(341,251)

Cash Flows From Financing Activities
Advance to related parties	--	(1,025,635)
Advance from related parties	--	325,387
Repayment to related parties	--	(414,512)
Other payable - short term borrowing	--	60,776
Cash proceeds from private placement, net	1,753,849	--
Due from factor	203,351	--
Cash received from warrants exercise	142,600	--

Net Cash Provided by (Used in) Financing Activities	$2,099,800	$(1,053,984)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	2011	2010

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$(995)	$1,652

Net decrease in cash and cash equivalents	(641,169)	(409,217)

Cash and cash equivalents, beginning of period	2,505,179	985,004

Cash and cash equivalents, ending of period	$1,864,010	$575,787

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
Income tax payments	$30,052	$82,173

Supplemental Disclosure of Non-Cash Financing Activities

Subscription receivable from sales of common stock	$--	$2,400,000
Payable for acquisition of land use rights	$389,241	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Note 1 – Organization and Description of Business

Nova LifeStyle, Inc. (“Nova LifeStyle” or the “Company”), formerly known as Stevens Resources, Inc., was incorporated in the State of Nevada on September 9, 2009.

Effective as of June 27, 2011, the company changed its name from Stevens Resources, Inc. to Nova LifeStyle, Inc. Concurrently with this action, Nova LifeStyle authorized a 5-for-1 forward split of its common stock effective June 27, 2011. Prior to the forward split, Nova LifeStyle had 2,596,000 shares of its common stock outstanding, and, after giving effect to the forward split, it had 12,980,000 shares of its common stock outstanding. The effect of the stock split has been retroactively restated in the periods presented.

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

The “Company” and “Nova” collectively refer to Nova LifeStyle, the U.S. parent, and its subsidiaries, Nova Furniture, Nova Furniture (Dongguan) Co., Ltd. (“Nova Dongguan”), Nova Furniture Macao Commercial Offshore Ltd. (“Nova Macao”), and Diamond Bar Outdoors, Inc. (“Diamond Bar”). Nova is engaged in development, manufacture and sale of furniture in China and worldwide. Nova Dongguan Chinese Style Furniture Museum (“Nova Museum”) is a non-profit organization engaged principally in the promotion and dissemination of the culture and history of furniture in China.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The condensed consolidated interim financial information as of March 31, 2012 and for the three month periods ended March 31, 2012 and 2011 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s condensed consolidated financial position as of March 31, 2012, its condensed consolidated results of operations and cash flows for the three month periods ended March 31, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates, required by management, include the allowance for bad debt, valuation of inventories and recoverability of long-lived assets and goodwill. Actual results could differ from those estimates.

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

Goodwill

Goodwill is the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC Topic 350, “Intangibles-Goodwill and Other,” goodwill is not amortized but is tested for impairment, annually or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its fair value, with the fair value of the reporting unit determined using discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. As of March 31, 2012 and December 31, 2011, the Company concluded there was no impairment of goodwill.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company did not record an allowance for bad debts as of March 31, 2012 and December 31, 2011, respectively.

Inventories

Inventories are stated at the lower of cost or market value with cost determined on a weighted-average basis, which approximates the first-in first-out method. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company did not record any provision for write-downs of inventory at March 31, 2012 and December 31, 2011.

Plant, Property and Equipment and CONSTRUCTION IN PROGRESS

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

Depreciation of property, plant and equipment attributable to manufacturing activities is capitalized as part of inventories, and expensed to cost of goods sold when inventories are sold.

Construction in progress represents capital expenditure in respect of direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to the appropriate category of property, plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. Construction in progress is not depreciated.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2012 and December 31, 2011, there were no significant impairments of its long-lived assets except that the Company disposed an obsolete and unused workshop for the loss of $123,775 during the three months ended March 31, 2012.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products in development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense was $113,973 and $29,737 for the three months ended March 31, 2012 and 2011, respectively.

Income Taxes

In its interim consolidated financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision.  The actual effective tax rate of 14.58% for the period ended March 31, 2012 differs from the U.S. federal statutory tax rate of 34% primarily as a result of a tax benefit from the tax-exemption status of Nova Macau offset by tax liability reserves from uncertain tax positions.  The actual effective tax rate of 21.40% for the period ended March 31, 2011 differs from the U.S. federal statutory tax rate of 34% primarily as a result of a tax benefit from the tax-exemption status of Nova Macau offset by tax liability reserves from uncertain tax positions.  The decrease in the effective tax rate from 2012 to 2011 is due to a reduction in tax liability reserves from uncertain tax positions.

Nova Lifestyle, Inc. and Diamond Bar are subject to U.S. federal and state income taxes. Nova Furniture BVI was incorporated in the BVI. There is no income tax for a company domiciled in the BVI. Accordingly, the Company’s consolidated financial statements do not present any income tax provision related to the BVI tax jurisdiction where Nova Furniture BVI is domiciled.

Nova Dongguan and Nova Museum are governed by the Enterprise Income Tax Law of the People’s Republic of China (the “PRC”) which is subject to a 25% corporate income tax. Nova Museum is subject to a 25% corporate income tax in the first year and allowed to apply for tax-exempt status in the second year following its incorporation.  Nova Macao is an income tax-exempt entity incorporated and domiciled in Macao.

During the three months ended March 31, 2012, the Company recorded income tax expense of approximately $167,000. During the three months ended March 31, 2011, the Company recorded income tax expense of approximately $209,000.  The reduction in income tax expense is primarily due to a reduction of unrecognized tax benefits from uncertain tax positions.

A reconciliation of the January 1, 2012, through March 31, 2012, amount of unrecognized tax benefits excluding interest and penalties ("Gross UTB") is as follows:

Gross UTB
Ending Balance - January 1, 2012	$3,709,129
Increase in unrecorded tax benefits taken in 2012	34,664
Exchange rate adjustment – 2012	3,961
Ending Balance – March 31, 2012	$3,747,754

At March 31, 2012, and December 31, 2011, the Company had cumulatively accrued approximately $376,000 and $310,000, respectively, for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense, which totaled approximately $67,000 and ($20,000) for the three months ended March 31, 2012, and 2011, respectively. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

As of March 31, 2012, unrecognized tax benefits were approximately $3.7 million.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $3.7 million as of March 31, 2012. As of March 31, 2011, unrecognized tax benefits were approximately $2.2 million.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2.2 million as of March 31, 2011.

The tax returns of the Company’s PRC subsidiaries are subject to examination by the relevant PRC tax authorities. According to the Tax Collection Law, the statute of limitations for underpayment of taxes is three years if the underpayment is due to computational errors made by the taxpayer or the withholding agent. Under special circumstances, the statute of limitations is extended to five years if the underpayment of taxes is more than RMB 100,000. Nova Dongguan is subject to taxation in the PRC. Nova Dongguan’s PRC income tax returns are generally not subject to examination by the tax authorities for tax years before 2007. With a few exceptions, the tax years 2007-2011 remain open to examination by tax authorities in the PRC. In accordance with the Implementation Regulations of the Corporate Income Tax (“CIT”) Law, the statute of limitations in the case of transfer pricing issues is ten years. There is no statute of limitations in the case of tax evasion.

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

Franchise Arrangements

In 2010, the Company began entering into area product franchise agreements with franchisees who operate specialty furniture stores carrying only Nova-branded products. The product franchise agreement provides for the franchisee to retail Nova-brand furniture products for a period of one year from the date of the agreement. The franchisee is required to pay a deposit of RMB 30,000 at the signing of the agreement, which is used as payment for future purchases and is deferred on the Company’s balance sheet as a customer deposit. The franchisee is required to guarantee a minimum purchase amount from the Company during the contract period. The Company has the right to terminate the agreement should the franchisee fail to meet the minimum purchase amounts. The Company provides the franchisee with store images and designs, signage, floor plan product information and training. In addition, the Company will rebate a per square meter subsidy to the franchisee for the store build-out within six months from the agreement date. The franchisee earns 30% of the rebate on its initial purchase from the Company and then at a rate of 5% of each subsequent purchase until fully refunded of its deposit or six months from the agreement date, whichever is earlier. At March 31, 2012 and December 31, 2011, the Company had franchising subsidy payable of $154,814 and $187,758, respectively. In accordance with ASC 605-50, as the Company does not receive an identifiable benefit from these rebates, the rebates are recorded as a reduction of revenue on sales to the franchisee.

Cost of Sales

Cost of sales consists primarily of material costs, labor costs and related overhead that are directly attributable to the production of the products. Write-down of inventory to the lower of cost or net realizable value is also recorded in the cost of sales.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the three months ended March 31, 2012 and 2011, shipping and handling costs were $144,796 and $69,251, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $56,908 and $32,641 for the three months ended March 31, 2012 and 2011, respectively.

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

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Net income	$978,662	$1,005,542

Weighted average shares outstanding - basic	18,377,031	9,685,000
Effect of dilutive securities:
Unexercised warrants	314,219	-
Weighted average shares outstanding – diluted	18,691,250	9,685,000

Earnings per share - basic	$0.05	$0.10
Earnings per share - diluted	$0.05	$0.10

At March 31, 2012 and December 31, 2011, the Company had no options to purchase shares of common stock outstanding and warrants to purchase 983,280 and 899,480 shares of common stock were outstanding and exercisable, respectively (see Note 14).

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

Two and two major customers accounted for 37% (22% and 15% for each) and 46% (29% and 17% for each) of the Company’s sales for the three months ended March 31, 2012 and 2011, respectively. Accounts receivable from these customers amounted to $4,927,157 and $1,279,359 as of March 31, 2012 and December 31, 2011, respectively.

The Company purchased its products from one major vendor during the three months ended March 31, 2012 and 2011, accounting for 10%  and 14% of the purchases, respectively. Accounts payable to this vendor was $0 as of March 31, 2012 and December 31, 2011, respectively.

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

Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in USD. The functional currency of Nova LifeStyle, Nova Furniture, Nova Macao and Diamond Bar is the United States Dollar (“$” or “USD”). The functional currency of Nova Dongguan and Nova Museum is RMB. The functional currencies of the Company’s foreign operations are translated into USD for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the weighted-average exchange rate during the fiscal year. The translation adjustments are recorded as a separate component of stockholders’ equity, captioned “Accumulated other comprehensive income.” Gains and losses resulting from transactions denominated in foreign currencies are included in “Other income (expenses)” in the consolidated statements of income and comprehensive income. There have been no significant fluctuations in the exchange rate for the conversion of RMB to USD after the balance sheet date.

The RMB to USD exchange rates in effect as of March 31, 2012 and December 31, 2011, were RMB6.2943 = USD$1.00 and RMB6.3009 = USD$1.00, respectively. The weighted-average RMB to USD exchange rates in effect for the three months ended March 31, 2012 and 2011, were RMB6.3074 = USD$1.00 and RMB6.4588 = USD$1.00, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of the People’s Republic of China.

Comprehensive Income (Loss)

The Company follows FASB ASC 220 “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the consolidated statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended March 31, 2012 and 2011, included net income and foreign currency translation adjustments.

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

New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is adopted for fiscal years, and interim periods beginning after December 15, 2011 for public entities with retrospective application. There is no material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. There is no material impact on the consolidated financial statements upon adoption.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopts this ASU beginning with its Quarterly Report on Form 10-Q for the three months ended March 31, 2012. There is no material impact on the consolidated financial statements upon adoption.

As of March 31, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Note 3 - Inventories

As of March 31, 2012 and December 31, 2011, inventories consisted of the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Raw material	$29,203	$28,667
Work in progress	262,395	436,980
Finished goods	1,470,588	1,382,434

	$1,762,186	$1,848,081

Note 4 - Heritage and Cultural Assets

As of March 31, 2012 and December 31, 2011, Nova Museum had heritage and cultural assets of $128,822 and $128,687, consisting principally of collectibles and antiques for exhibition. Depreciation is not required to be provided on heritage assets that have indefinite lives and no reduction in their value with the passage of time; however, the carrying amount of the heritage and cultural assets should be reviewed when there is evidence of impairment in accordance with ASC 360-10.

Note 5 - Plant, Property and Equipment, Net

As of March 31, 2012 and December 31, 2011, plant, property and equipment consisted of the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Building and workshops	$7,415,764	$7,604,331
Office equipment	524,808	465,596
Autos	308,762	345,492
Machinery	2,693,675	2,643,008
Museum decoration and renovation	431,863	422,280
Less: accumulated depreciation	(2,878,621)	(2,759,521)

	$8,496,251	$8,721,186

Depreciation expense was $180,047 and $152,294 for the three months ended March 31, 2012 and 2011, respectively.

During the three months ended March 31, 2012, the Company had disposal loss of $123,775 on retirement of unused and obsolete workshop.

Note 6 - Construction in Progress

At March 31, 2012, the construction in progress of $757,907 consisted of construction cost of a new manufacturing plant at Nova Dongguan (Phase II factory construction project). The total construction cost is approximately $6.16 million, and the Company expects to complete construction by the end of 2012.

At December 31, 2011, the construction in progress of $91,466 consisted of construction material purchased for the construction of a new manufacturing plant at Nova Dongguan (Phase II factory construction project).

Note 7 - Intangible Assets

Intangible assets consisted of land use right, trademark and customer relationship. All land in the PRC is government-owned and the ownership cannot be sold to any individual or company. However, the government grants the user a right to use the land (“land use right”). The Company acquired the right to use land in Dongguan, Guangdong Province, China, in 2004 for 50 years and is amortizing such rights on a straight-line basis for 50 years.

At February 28, 2012, the Company acquired another land use right for $540,171 (RMB3.4 million) with useful life of 50 years and is amortizing such rights on a straight-line basis for 50 years. As of March 31, 2012, the outstanding payable for this land use right was $389,241 (RMB2.45 million).  In addition, the Company is required to pay an annual fee at $240 per MU (total 17.97 MU for the land) from the second year after commencing of the land filling for 60 years for total of approximately $333,000 (RMB 2.1 million). The payment will be made annually with a 5% increase every 5 years. Company will record such fees on a straight-line basis in future periods.

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

Intangible assets consisted of the following at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Land use right	$1,112,974	$572,202
Customer relationship	50,000	50,000
Trademark	200,000	200,000
Less: accumulated amortization	(109,094)	(97,737)

	$1,253,880	$724,465

Amortization of intangible assets was $11,256 and $2,738 for the three months ended March 31, 2012 and 2011, respectively. Annual amortization expense is expected to be approximately $52,200 for each year from 2013 to 2016, and expected to be approximately $40,500 in 2017.

Note 8 - Prepaid Expenses and Other Receivables

Other current assets consisted of the following at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Prepaid expenses	$131,284	$81,841
Other receivables	59,873	32,012
Total	$191,157	$113,853

Other receivables represented cash advances to employees and advertising and exhibition deposits. Prepaid expense included prepayments for insurance and advertising.

Note 9 - Construction Deposit

At December 31, 2011, the Company had a refundable deposit of $634,830 to an independent contractor for the Phase II factory construction project at Nova Dongguan. Total cost of this project is estimated to be $6.16 million. The Company commenced construction in January 2012 and transferred the deposit to construction in progress. The company expects to complete construction by the end of 2012.

Note 10 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Other payables	$127,398	$30,011
Land use rights payable	389,241	-
Salary payable	360,266	497,257
Franchising subsidy	154,814	187,758
Accrued expenses	130,890	119,102

Total	$1,162,609	$834,128

Accrued expenses represented accrued utility and freight expenses. Other payables represented payables to contractors, vendors other than for material purchase, and deposit from customers for purchases. Franchising subsidy represented the accrued amount the Company will pay to its franchisees as a rebate to support their franchise store decoration expense.

Note 11 - Related Party Transactions

The Company’s president, Ms. Lam, was the co-founder of KTY International Inc. (“KTY”) (DBA: Diamond Sofa), a former customer of the Company until September 2010, at which time KTY ceased doing business with the Company. Ms. Lam subsequently became the Chief Executive Officer of Diamond Bar in October 2010, which had acquired the business of Diamond Sofa. The Company appointed Ms. Lam its president and director on June 30, 2011, and, as of such appointment date, Ms. Lam had no ownership interest in Diamond Sofa or Diamond Bar. The Company acquired all the outstanding capital stock of Diamond Bar on August 31, 2011 (see Note 18). During the three months ended March 31, 2012 and 2011, Diamond Sofa accounted for $0 of the Company’s sales. During the three months ended March 31, 2012 and 2011, Diamond Bar accounted for $0 and $364,402, respectively, of the Company’s sales. The accounts receivable from Diamond Sofa and Diamond Bar was $0 and $28,289 at March 31, 2012 and December 31, 2011, respectively.

On August 6, 2011, Diamond Bar leased a warehouse and office in California, U.S., under a three-year renewable lease agreement. The warehouse is owned by the spouse of the Company’s president. The monthly rent under this lease was $38,100. Total rental expense for the three months ended March 31, 2012 was $140,000.

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president. The lease was for $15,192 and only for use during a furniture exhibition held in October 2011. This lease was renewed for another year for the same rate on April 1, 2012.

Note 12 - Deferred Rent Payable

Deferred rent payable represented supplemental payments the Company must pay to the residents who originally lived on the land in Dongguan, Guangdong Province, China, on which the Company acquired land use rights for commercial use. The Company was required to pay an annual amount at RMB 800 per mu (or 666.67 square meters) for a total of 60 mu (or 40,000 square meters) starting from 2003 for 60 years. The price increases 10% every 5 years. The Company recorded such expense on a straight-line basis. During the three months ended March 31, 2012 and 2011, the Company recorded expense of $3,390 and $3,248, respectively. As of March 31, 2012 and December 31, 2011, the Company has $62,409 and $58,949 deferred rent payable, respectively.

Note 13 - Due From Factor

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

In January 2012, the Company entered into a factoring and security agreement with another credit management company for accounts receivable insurance and collection service. The factoring fee is 1.5% of each invoice or credit note transferred. As of March 31, 2012, the Company did not have any amounts due from factor.

Note 14 - Stockholders’ Equity

Private Placement in January 2012

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

Warrants:
Following is a summary of the warrant activity for the three month ended March 31, 2012:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2012	899,480	$2.00	2.63
Granted	155,100	$4.50	3.00
Exercised	71,300	2.00	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at March 31, 2012	983,280	$2.39	2.44
Exercisable at March 31, 2012	983,280	$2.39	2.44

Note 15 - Statutory Reserves

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

At March 31, 2012 and December 31, 2011, Nova Macao had surplus reserve of $6,241, representing 50% of its registered capital. Nova Dongguan did not make any surplus reserve due to its accumulated deficit.

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

Note 16 - Geographical Sales

Geographical distribution of sales consisted of the following for the three months ended March 31, 2012 and 2011:

	March 31,	March 31,
Geographical Areas	2012	2011
	(Unaudited)
North America	$4,716,163	$1,272,437
China	2,754,654	2,075,462
Europe	2,636,542	1,747,643
Other countries	342,202	123,605
Hong Kong	339,010	128,249
Australia	128,717	148,900
Asia	81,966	136,494

	$10,999,254	$5,632,790

Note 17 - Business Acquisition and Unaudited Pro Forma Information

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

In accordance with SEC regulation S-X Rule 3-05, Diamond Bar was not a significant subsidiary as of the acquisition date. Therefore, no separate audited financial statements are presented

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$141,231
Accounts receivable	986,145
Inventory	786,776
Property and equipment	164,913
Customer relationship	50,000
Goodwill	218,606
Accounts payable	(1,742,540)
Other payable and accrued expenses	(138,131)
Deferred tax liability	(17,000)
Purchase price	$450,000

The following unaudited pro forma consolidated results of operations of Nova LifeStyle and Diamond Bar for the three months ended March 31, 2011, presents the operations of Nova LifeStyle and Diamond Bar as if the acquisition of Diamond Bar occurred on January 1, 2011. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

For three months ended March 31,
2011
(Unaudited)
Net sales	$7,056,739

Net income	$992,923

Basic weighted average shares outstanding	9,685,000
Diluted weighted average shares outstanding	9,685,000

Basic net earnings per share	$0.10
Diluted net earnings per share	$0.10

Net sales and net loss of Diamond Bar included in the consolidated income statement for the three months ended March 31, 2012, was $1,792,082 and $320,817, respectively.

Note 18 - Commitments and Contingencies

Lease Commitment

The Company has entered into several lease agreements for office, warehouse and showroom space. Total rental expense for the three months ended March 31, 2012 and 2011, was $203,500 and $3,464, respectively. The estimated annual rental expense for lease commitment is as follows:

Year	Amount
2012 (April 1 to December 31)	$622,000
2013	427,000
Total	$1,049,000

Capital Contribution

Nova Dongguan’s total registered capital is $20 million. As of March 31, 2012 and December 31, 2011, Nova Dongguan has received $12.61 million and $11.89 million in capital contributions, respectively. The remaining $7.39 million of additional capital contribution is due by June 30, 2012. The Company may apply for an extension of the payment period or reduction of the capital contribution requirement, if needed, as allowed by PRC regulations for foreign-invested enterprises. If the Company does not receive an extension or reduction of registered capital, and is unable to make the required capital contribution to registered capital, Nova Dongguan may be subject to a negotiated penalty related to the unsatisfied portion of registered capital.

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

Note 19 - Subsequent Events

The company has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a furniture design, manufacture, marketing, distribution and logistics company of modern home furniture for today’s middle class, urban consumer in diverse markets worldwide. We develop, produce and market high quality residential furniture for the living room, dining room, bedroom and home office in distinctive styles targeted at the medium and upper-medium price ranges. Our products feature urban contemporary styles offering comfort and functionality in matching furniture collections and upscale luxury pieces appealing to lifestyle-conscious middle and upper middle-income consumers. Our products are sold in the U.S., China, Europe, Australia and other markets worldwide. In China, we sell products under our brands through franchise stores to China’s growing middle class. In the U.S. and international markets, our customers principally consist of private label retailers and furniture distributors for whom we supply products that are in turn offered to retailers under their own brand names. We also sell products under the Diamond Sofa brand in the U.S. market. Our logistics, manufacturing and delivery capabilities provide our customers with the flexibility to select from our extensive furniture collections in their respective requirements. Our experience developing and marketing products for international markets has enabled us to develop the scale, logistics, marketing, manufacturing efficiencies and design expertise that serves as the foundation for us to expand aggressively into the highly attractive U.S. and China markets.

We are a U.S. holding company with no material assets other than the ownership interests of our wholly owned subsidiaries through which we market, design, manufacture and sell residential furniture worldwide: Nova Dongguan, Nova Macao, Nova Museum and Diamond Bar. Nova Dongguan is a wholly foreign owned enterprise (“WFOE”) and was incorporated under the laws of the PRC on June 6, 2003. Nova Macao was organized under the laws of Macao on May 20, 2006. Nova Dongguan organized Nova Museum on March 17, 2011, as a non-profit organization under the laws of the PRC engaged in the promotion of the culture and history of furniture in China. Nova Dongguan and Nova Macao are wholly owned subsidiaries of Nova Furniture, a wholly owned subsidiary of the Company, organized under the laws of the BVI on April 29, 2003. We acquired Nova Furniture pursuant to the Share Exchange Agreement on June 30, 2011. Diamond Bar is a California corporation organized on June 15, 2000, which we acquired pursuant to a stock purchase agreement on August 31, 2011.

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

Critical Accounting Policies

While our significant accounting policies are described more fully in Note 2 to our accompanying condensed consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP for Nova LifeStyle and its subsidiaries, Diamond Bar, Nova Furniture, Nova Dongguan, Nova Macao and Nova Museum.

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

New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is adopted for fiscal years, and interim periods beginning after December 15, 2011 for public entities with retrospective application. There is no material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. There was no material impact on the consolidated financial statements upon adoption.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopts this ASU beginning with its Quarterly Report on Form 10-Q for the three months ended March 31, 2012. There was no material impact on the consolidated financial statements upon adoption.

As of March 31, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011

The following table sets forth the results of our operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012 (Unaudited)		2011 (Unaudited)
	$	% of Sales	$	% of Sales
Net sales	10,999,254		5,632,790
Cost of sales	7,988,979	73%	3,843,629	68%
Gross profit	3,010,275	27%	1,789,161	32%
Operating expenses	1,864,897	17%	547,029	10%
Income from operations	1,145,378	10%	1,242,132	22%
Other income (expenses), net	(201)	-%	(27,625)	-%
Income tax expense	166,515	1%	208,965	4%
Net income	978,662	9%	1,005,542	18%

Net Sales

Net sales for the three months ended March 31, 2012 were $11.00 million, an increase of 95% from $5.63 million in the same period of 2011. The increase in net sales resulted primarily from a 46% increase in sales volume in the three months ended March 31, 2012. The new acquired subsidiary Diamond Bar brought $1.8 million to sales for the three months ended March 31, 2012. Our overall average selling price increased approximately 33% in the three months ended March 31, 2012 compared to the same period of 2011, resulting primarily from increased both China domestic market and worldwide sales volume of higher-margin products and finished goods purchased from third party manufacturers but with relatively lower profit margin. Our largest selling product categories in the three months ended were sofas, dining tables and cabinets, which accounted for approximately 20%, 17% and 16% of sales, respectively, whereas our largest selling product categories in the same period of 2011 were sofas, dining tables and cabinets, which accounted for 22%, 16% and 14% of sales, respectively.

Sales to international markets increased $4.69 million in the three months ended March 31, 2012 compared to the same period of 2011 principally as a result of increased sales in North America. North American sales increased 271% to $4.72 million in the three months ended March 31, 2012 compared to $1.27 million in the same period of 2011 as we aggressively expanded sales to the U.S. market and began integrating the operations of our newly acquired subsidiary, Diamond Bar. Sales to Australia and Asia decreased in the three months ended March 31, 2012 compared to the same period of 2011, primarily because of the ongoing economic crisis and our changing sales and marketing strategy to diversify international sales. As part of our gradual change in sales and marketing strategy in 2012, we increased marketing efforts in the U.S. and China markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Europe were $2.64 million in the three months ended March 31, 2012, increased 51% from $1.75 million in the same period of 2011. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. A continued effort in Hong Kong and other countries, resulted in sales of $0.68 million to these regions in the three months ended March 31, 2012, comparing with $0.25 million in the same period of 2011.

Our change in sales and marketing strategy also involves increasing sales in China as a percentage of total sales, primarily through sales to our expanding network of product franchise stores. Sales to China, which includes sales to franchisees in addition to wholesalers and agents to domestic retail stores and distributors for the export market, accounted for 25% of sales in the three months ended March 31, 2012 compared to 37% of sales in the same period of 2011. Sales to franchisees selling our branded products in China contributed approximately $0.72 million or 26% of our total China sales in the three months ended March 31, 2012 compared to $0.71 million or 34% in the same period of 2011. We first entered into product franchise agreements with stores in China during the first quarter of 2010, with sales commencing during the second quarter of 2010. Overall sales to China increased 33% to $2.75 million in the three months ended March 31, 2012 compared to $2.08 million in the same period of 2011. We anticipate increasing sales volume in China as our franchise store network continues to expand and we commence internet sales of our branded products, which we anticipate launching in the second quarter of 2012.

Cost of Sales

Cost of sales consists primarily of material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 108% to $7.99 million in the three months ended March 31, 2012 compared to $3.84 million in the same period of 2011 due primarily to an increase in sales and purchases of finished goods. Cost of sales for products that we manufactured was $1.2 million in the three months ended March 31, 2012, a 44% decrease from $2.14 million in the same period of 2011. Material costs, labor costs and related overhead accounted for 72%, 20% and 8% of cost of sales for such products in the three months ended March 31, 2012 compared to 78%, 17% and 6% in the same period of 2011, respectively. The cost of products purchased from third party manufacturers increased 299% to $6.79 million in the three months ended March 31, 2012 from $1.70 million in the same period of 2011. Cost of sales as a percentage of net sales was 73% in the three months ended March 31, 2012 compared to 68% in the same period of 2011. The increase in cost of sales as a percentage of net sales from the 2011 first quarter to 2012 first quarter resulted primarily from increased cost of products purchased from third party manufacturers as well as increased cost of raw materiel and labors as a result of continuous inflation in China.

Gross Profit

Gross profit increased 68% to $3.01 million in the three months ended March 31, 2012 compared to $1.79 million in the same period of 2011. Our gross profit margin decreased to 27% in the three months ended March 31, 2012 compared to 32% in the same period of 2011. The decrease in gross profit margin resulted primarily from increased cost of sales as a percentage of net sales, which was due primarily to changes in our sales and marketing strategy that included increased products purchased from other manufactures and decreased self-produced products, and overall price increase on raw material and labors as a result of continuous inflation in China. Management believes that our gross profit margin will stabilize at approximately 30% as our mix of product offerings broadens and more of the increased raw materials costs are passed through to customers as we renegotiate pricing with our customers on existing products and introduce new product collections, and adjust our product pricing under our product franchise agreements in China.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses. Operating expenses increased 241% to $1.86 million in the three months ended March 31, 2012 from $0.55 million in the same period of 2011. Selling expense increased 213% to $0.69 million due primarily to increased sales, an increase of salary and commission to sales persons and an increase of marketing expense, including advertisement, promotional expense and tradeshow expense related to our expansion in the China retail market. General and administration expense increased 222% to $1.05 million due primarily to an increase of employee compensation and employee welfare, travel, and auditing and legal expense and related cost from our acquisitions of Nova Furniture and Diamond Bar and increased compliance costs as a U.S. public company. In addition, Nova Dongguan had a loss on disposal of fixed assets of $0.12 million.

Other Income (Expense), net

Other expense was $201 in the three months ended March 31, 2012 compared with other expense of $27,625 in the same period of 2011, a decrease of $27,424. The decrease in other expense related primarily from foreign exchange transaction gain of $8,312 in the three months ended March 31, 2012 comparing with foreign exchange transaction loss of $23,198 in the same period of 2011 for our sales in international markets.

Net Income

Net income decreased 3% to $0.98 million in the three months ended 2012 from $1.01 million in the same period of 2011. Our net profit margin was 9% in the three months ended 2012, which was lower than the rate in the same period of 2011 of 18%, due primarily to increased cost of sales and operating expenses as described above.

Earnings Per Share

In the first quarter of 2012, earnings on a per share basis were $0.05, compared with $0.10 in the same period last year.  It must be noted that EPS in the 2012 quarter was calculated on the basis of 18,691,250 diluted average weighted shares outstanding, compared with 9,685,5000 diluted weighted average shares outstanding in the first quarter of 2011.

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

As we continue to execute our growth strategy focused on aggressively expanding sales, particularly in the U.S. and China, we remain focused on improving net margins and bottom line growth.  As noted above, a particular focus in this regard is on reducing reliance on lower margin third party manufacturing and expansion of our own higher margin production facilities. We also believe there is elasticity in pricing our higher end products and an ongoing opportunity to improve our product mix which should help us to stay in step with cost increases.  We further believe that increased direct sales in China, including the planned start-up of Internet sales in the second quarter, will positively impact profitability.

As explained in this report, the year over year increase in diluted shares outstanding, is a consequence of two private placement financings we completed in August, 2011 and January, 2012. In August 2011, we completed a private placement of our common stock whereby we raised $4.50 million (net proceeds of $3.86 million). In January 2012, we completed an additional private placement of our common stock whereby we raised $2.07 million (net proceeds of $1.75 million). As described in this report, the Company relies primarily on internally generated cash flow to support growth, but nevertheless may seek additional financing in the form of bank loans or funds raised through future offerings of our equity or debt, if and when we determine such offerings are required. Should we determine to seek any such financing over the next twelve months, given our strong balance sheet as of March 31, 2012, and the current low interest rate environment, we believes it would most likely be in the form of non-diluting debt.

We had net working capital of $18,958,028 at March 31, 2012, an increase of $2,660,113 from net working capital of $16,297,915 at December 31, 2011. The ratio of current assets to current liabilities was 4.61-to-1 at March 31, 2012.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2012 and 2011:

	2012	2011
Cash provided by (used in):
Operating activities	$(2,488,100)	$984,366
Investing activities	(251,874)	(341,251)
Financing activities	2,099,800	(1,053,984)

Net cash used in operating activities was $2.49 million in the three months ended March 31, 2012, a decrease of $3.47 million or 353% from $0.98 million of cash provided by operating activities in the same period of 2011. The increase in cash outflow was attributable primarily to significant amount of payment made for accounts payable as a result of increased purchases and operating expenses due to increase sales despite we had improved collection on accounts receivable.

Net cash used in investing activities was $0.25 million in the three months ended March 31, 2012, a decrease of $0.09 million or 26% from $0.34 million in the same period of 2011. In the first quarter of 2012, we paid $78,841 for the acquisition of property and equipment, $150,617 partial payment for the acquisition a land use right, and $30,785 for construction in progress. In the same period of 2011, we paid $217,826 for the acquisition of property and equipment and $123,425 for acquisition of heritage and cultural assets.

Net cash provided by financing activities was $2.10 million in the three months ended March 31, 2012 compared to the cash outflow of $1.05 million in the same period of 2011. In the first quarter of 2012, we received $1.75 million from a private placement, and $0.14 million from warrants exercised. In the first quarter of 2011, we had $325,387 advance from related party and $414,512 repayment to the related party; and $1,025,635 advance to related parties.

As of March 31, 2012, we had accounts receivable of $19,972,873, of which $14,309,838 was with aging within 90 days, $5,663,035 was with aging over 90 days. The increase in accounts receivable resulted primarily from increased sales in the three months ended March 31, 2012.

On November 16, 2009, the Foreign Trade and Economic Cooperation Bureau of Dongguan approved an increase in the registered capital of Nova Dongguan from $8 million to $20 million, with the $12 million in additional contribution of capital to be paid within two years, for which we received an extension. As of March 31, 2012, Nova Dongguan has received additional capital contributions of $12.61 million. The remaining $7.39 million of additional contribution to capital is due by June 30, 2012. We may apply for another extension of the payment period and a reduction of the registered capital requirement, as allowed by PRC regulations for foreign-invested enterprises. If we do not receive an extension or reduction of registered capital, and we are unable to make the required contribution to registered capital, Nova Dongguan may be required to pay a negotiated penalty, typically 3% to 5% of the unsatisfied contribution of registered capital remaining outstanding, or up to $370,000 based on the amount remaining outstanding as of March 31, 2012. After a six-month period following payment of any such penalty, Nova Dongguan may request a reduction of its registered capital to the amount already contributed with the outstanding balance waived without risk of business license revocation. Although repatriation of profits or dividends by Nova Dongguan will require approval by the SAFE until the contribution of capital is satisfied or the registered capital requirement is reduced to the amount contributed, based upon our prior working experience with the relevant PRC government agencies, we believe that such approval would be granted.

Private Placement

On August 18, 2011, we completed a closing of a private placement pursuant to which we sold 2,998,267 units, each such unit consisting of 1 share of our common stock and a warrant to purchase 15% of 1 share of our common stock, at $1.50 per unit for gross proceeds of $4,497,401 (net proceeds of $3,859,933 after commission and offering-related costs). The warrants are immediately exercisable, expire on the third anniversary of their issuance and entitle the holders to purchase 449,740 shares of our common stock at $2.00 per share. We may call the warrants at $4.00 per share at any time after: (i) a registration statement registering the common stock underlying the warrants becomes effective; (ii) the common stock is listed on a national securities exchange; and (iii) the closing price of the common stock equals or exceeds $4.00. We paid the placement agent in the private placement commissions consisting of $449,740 and warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 449,740 shares of our common stock. Certain purchasers of the units and the placement agent received registration rights pursuant to a registration rights agreement that requires us to register the shares of common stock and the shares of common stock issuable upon exercise of the warrants issued to such shareholders in the private placement. The registration statement with respect to such securities was declared effective on October 28, 2011. During the three months ended March 31, 2012, 71,300 shares of warrants were exercised at $2 per share.

On January 13, 2012, we completed a closing of a private placement pursuant to which we sold 517,000 units, each such unit consisting of 1 share of our common stock and a warrant to purchase 15% of 1 share of our common stock, at $4.00 per unit for gross proceeds of $2,068,000 (net proceeds of $1,753,849 after commission and offering-related costs). The warrants are immediately exercisable, expire on the third anniversary of their issuance and entitle the holders to purchase 77,550 shares of our common stock at $4.50 per share. We may call the warrants at $5.00 per share at any time after: (i) a registration statement registering the common stock underlying the warrants becomes effective; (ii) the common stock is listed on a national securities exchange; and (iii) the closing price of the common stock equals or exceeds $5.00. We paid the placement agent in the private placement commissions consisting of $206,800 and warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 77,550 shares of our common stock. The purchasers of the units and placement agent received registration rights pursuant to a registration rights agreement that requires us to file a registration statement within 60 days of the closing of the private placement covering the shares of common stock and the shares of common stock issuable upon exercise of the warrants issued in the private placement. The registration statement with respect to such securities was filed with SEC on March 30, 2012 but has not been declared effective yet.

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

Our standard payment term for accounts receivable is 30 - 120 days. We give an extended payment term to certain of our major customers of up to 180 days, but have since reduced this payment term to 120 days beginning in 2011. During the three months ended March 31, 2012, we had accounts receivable turnover of 2.26, with sales outstanding of 162 days and inventory turnover of 17.7.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective as of such date as identified in our internal control over financial reporting below.

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

Changes in Internal Control over Financial Reporting

As of March, 31, 2012, we have identified certain matters that constituted a material weakness in our internal control over financial reporting. Specifically, our Board of Directors currently lacks independent directors and an audit committee, and we lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

We have taken, and are taking, certain actions to remediate this material weakness related to our lack of U.S. GAAP experience. We hired an outside consultant as of March 2012 to assist in testing and improving our internal controls and for the design of effective documented financial accounting policies and procedures for our U.S. parent company and all subsidiaries. We plan to hire additional credentialed professional staff and consulting professionals with greater knowledge of U.S. GAAP in our operations and the requirements of Section 404 of the Sarbanes-Oxley Act to oversee our financial reporting process in order to ensure our compliance with U.S. GAAP and the relevant securities laws. In addition, we plan to provide additional training to our accounting staffs on U.S. GAAP, the Sarbanes-Oxley Act and the requirements of the PCAOB regarding the preparation of financial statements. We intend to add independent directors and establish an audit committee as a separately designated committee of the Board of Directors with a written charter. We also intend to appoint an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K as a requirement to the listing of our common stock on a national securities exchange. Until such time as we hire qualified accounting personnel and train our current accounting personnel with the requisite U.S. GAAP experience, we intend to mitigate this material weakness by engaging an outside CPA to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP.

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

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NOVA LIFESTYLE, INC.
(Registrant)
Date: May 15, 2012	By:	/s/ Ya Ming Wong
Ya Ming Wong Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith
‡ Furnished herewith