Form 10-Q
period 2012-06-30
Nova Lifestyle, Inc.
filed 2012-08-14
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-177353

NOVA LIFESTYLE, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6541 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,486,567 shares of common stock outstanding as of August 10, 2012.

Nova Lifestyle, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$2,136,562	$2,505,179
Accounts receivable, net	22,162,058	18,974,612
Accounts receivable - related party	--	28,289
Due from factor	--	203,351
Advance to suppliers	1,123,472	349,767
Inventories	2,325,080	1,848,081
Prepaid expenses and other receivable	302,468	113,853
Deferred tax asset	156,514	156,974

Total Current Assets	28,206,154	24,180,106

Noncurrent Assets
Heritage and cultural assets	128,199	128,687
Plant, property and equipment, net	8,668,266	8,721,186
Construction in progress	978,224	91,466
Construction deposit	--	634,830
Goodwill	218,606	218,606
Intangible assets, net	1,235,900	724,465
Deferred tax asset, net	118,171	118,144

Total Noncurrent Assets	11,347,366	10,637,384

Total Assets	$39,553,520	$34,817,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	June 30,	December 31,
	2012	2011
	(Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$3,339,981	$6,758,058
Line of credit	3,495,140	--
Advance from customers	90,755	91,021
Accrued liabilities and other payables	825,303	834,128
Taxes payable	426,620	198,984

Total Current Liabilities	8,177,799	7,882,191

Noncurrent Liabilities
Deferred rent payable	48,792	58,949
Income tax payable	4,215,859	4,016,266

Total Noncurrent Liabilities	4,264,651	4,075,215

Total Liabilities	12,442,450	11,957,406

Contingencies and Commitments

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 18,486,567 and 17,898,267 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	18,487	17,898
Additional paid-in capital	18,970,395	17,074,535
Subscription receivable	(1,950,000)	(1,950,000)
Statutory reserves	6,241	6,241
Accumulated other comprehensive income	2,089,889	2,138,974
Retained earnings	7,976,058	5,572,436

Total Stockholders' Equity	27,111,070	22,860,084

Total Liabilities and Stockholders' Equity	$39,553,520	$34,817,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net Sales (Including sales to related party of $0 and $625,582 during the six months ended June 30, 2012 and 2011; and $0 and $261,180 during the three months ended June 30, 2012 and 2011, respectively)	$27,146,315	$14,892,220	$16,147,061	$9,259,430

Cost of Sales	20,320,386	10,650,433	12,331,407	6,806,804

Gross Profit	6,825,929	4,241,787	3,815,654	2,452,626

Operating Expenses
Selling expenses	1,354,553	795,109	664,646	574,633
General and administrative expenses	2,360,913	1,416,998	1,309,698	1,090,445
Loss on disposal of plant, property and equipment	123,775	--	--	--

Total Operating Expenses	3,839,241	2,212,107	1,974,344	1,665,078

Income From Operations	2,986,688	2,029,680	1,841,310	787,548

Other Income (Expenses)
Non-operating income (expense)	(23,039)	10,474	(25,338)	5,512
Foreign exchange transaction gain (loss)	23,975	(60,729)	15,663	(37,531)
Financial expense	(46,898)	(16,322)	(36,086)	(6,933)

Total Other Expenses, Net	(45,962)	(66,577)	(45,761)	(38,952)

Income Before Income Tax	2,940,726	1,963,103	1,795,549	748,596

Income Tax Expense	537,104	378,035	370,589	169,070

Net Income	2,403,622	1,585,068	1,424,960	579,526

Other Comprehensive Income
Foreign currency translation	(49,085)	235,985	(61,930)	131,511

Comprehensive Income	$2,354,537	$1,821,053	$1,363,030	$711,037

Basic weighted average shares outstanding	18,431,799	11,788,314	18,486,567	11,952,747
Diluted weighted average shares outstanding	18,589,410	11,788,314	18,491,138	11,952,747

Basic net earnings per share	$0.13	$0.13	$0.08	$0.05
Diluted net earnings per share	$0.13	$0.13	$0.08	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Unaudited)

	Six Months Ended June 30,
	2012	2011
	(Unaudited)

Cash Flows From Operating Activities
Net Income	$2,403,622	$1,585,068
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	375,154	312,023
Loss on fixed assets disposal	123,775	--
Bad debt allowance	223,859	--
Changes in operating assets and liabilities:
Accounts receivable	(3,437,107)	(2,659,221)
Accounts receivable - related party	28,289	140,907
Advance to suppliers	(774,197)	(542,783)
Inventories	(481,870)	81,615
Other current assets	(189,365)	(63,238)
Other assets	--	(611,518)
Accounts payable	(3,409,427)	2,044,082
Advance from customers	(245)	(18,655)
Accrued expenses and other payables	(6,366)	(247,938)
Deferred rent payable	(9,962)	6,538
Taxes payable	441,490	291,885

Net Cash (Used in) Provided by Operating Activities	(4,712,350)	318,765

Cash Flows From Investing Activities
Cash received from fixed assets disposal	8,369	--
Acquisition of intangible asset	(539,049)	--
Purchase of heritage and cultural assets	--	(124,220)
Purchase of property and equipment	(462,283)	(283,028)
Construction in progress	(255,390)	(38,220)

Net Cash Used in Investing Activities	(1,248,353)	(445,468)

Cash Flows From Financing Activities
Advance to related parties	--	(1,553,360)
Repayment from related parties	--	1,353,117
Proceeds of line of credit and bank loan	3,498,211	--
Cash proceeds from private placement, net	1,753,849	--
Due from factor	203,351	--
Cash received from warrants exercised	142,600	--

Net Cash Provided by (Used in) Financing Activities	$5,598,011	$(200,243)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	2012	2011

Effect of Exchange Rate Changes on
Cash and Cash Equivalents	$(5,925)	$5,753

Net decrease in cash and cash equivalents	(368,617)	(321,193)

Cash and cash equivalents, beginning of period	2,505,179	985,004

Cash and cash equivalents, ending of period	$2,136,562	$663,811

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
Income tax payments	$191,630	$118,774
Interest expense	$11,332	$--

Supplemental Disclosure of Non-Cash Financing Activities

Subscription receivable from sales of common stock	$--	$2,400,000
Construction deposit transfer to construction in progress	$634,176	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

Note 1 - Organization and Description of Business

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

The interim condensed consolidated financial information as of June 30, 2012 and for the six and three month periods ended June 30, 2012 and 2011 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of June 30, 2012, its interim condensed consolidated results of operations and cash flows for the six and three month periods ended June 30, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Goodwill

Goodwill is the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC Topic 350, “Intangibles-Goodwill and Other,” goodwill is not amortized but is tested for impairment, annually or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its fair value, with the fair value of the reporting unit determined using discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. As of June 30, 2012 and December 31, 2011, the Company concluded there was no impairment of goodwill.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company recorded $223,859 and $0 as allowance for bad debts as of June 30, 2012 and December 31, 2011, respectively.

Inventories

Inventories are stated at the lower of cost or market value with cost determined on a weighted-average basis, which approximates the first-in first-out method. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company did not record any provision for write-downs of inventory at June 30, 2012 and December 31, 2011.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2012 and December 31, 2011, there were no significant impairments of its long-lived assets except that the Company disposed of an obsolete and unused workshop for the loss of $123,775 during the six months ended June 30, 2012.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products in development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense was $250,160 and $64,675 for the six months ended June 30, 2012 and 2011, respectively; $136,187 and $34,938 for the three months ended June 30, 2012 and 2011, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision.  The actual effective tax rate for the period ended June 30, 2012 differs from the U.S. federal statutory tax rate primarily as a result of a tax benefit from the tax-exempt status of Nova Macao and unrecognized tax benefits from uncertain tax positions.

Nova Lifestyle, Inc. and Diamond Bar Outdoors, Inc. are subject to U.S. federal and state income taxes. Nova Furniture BVI was incorporated in the BVI. There is no income tax for a company domiciled in the BVI. Accordingly, the Company’s consolidated financial statements do not present any income tax provision related to the BVI tax jurisdiction where Nova Furniture BVI is domiciled.

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

During the six months ended June 30, 2012 and 2011, the Company recorded income tax expense of approximately $537,000 and $378,000, respectively. During the three months ended June 30, 2012 and 2011, the Company recorded income tax expense of approximately $371,000 and $169,000, respectively.

As of June 30, 2012, unrecognized tax benefits were approximately $3.8 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $3.8 million as of June 30, 2012.

A reconciliation of the January 1, 2012, through June 30, 2012, amount of unrecognized tax benefits excluding interest and penalties ("Gross UTB") is as follows:

Gross UTB
Beginning Balance - January 1, 2012	3,709,129
Increase in unrecorded tax benefits taken in 2012	83,480
Exchange rate adjustment – 2012	(14,305)
Ending Balance – June 30, 2012	$3,778,304

At June 30, 2012, and December 31, 2011, the Company had cumulatively accrued approximately $438,000 and $310,000, respectively, for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense, which totaled approximately $129,000 and $22,000 for the six months ended June 30, 2012, and 2011, respectively, and $62,000 and $42,000 for the three months ended June 30, 2012 and 2011, respectively. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next twelve months.

Nova Dongguan is subject to taxation in the PRC. Nova Dongguan’s PRC income tax returns are generally not subject to examination by the tax authorities for tax years before 2007. With a few exceptions, the tax years 2007-2011 remain open to examination by tax authorities in the PRC; the tax year 2011 for US entities remain open to examination by tax authorities in the US.

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

Franchise Arrangements

In 2010, the Company began entering into area product franchise agreements with franchisees who operate specialty furniture stores carrying only Nova-branded products. The product franchise agreement provides for the franchisee to retail Nova-brand furniture products for a period of one year from the date of the agreement. The franchisee is required to pay a deposit of RMB 30,000 at the signing of the agreement, which is used as payment for future purchases and is deferred on the Company’s balance sheet as a customer deposit. The franchisee is required to guarantee a minimum purchase amount from the Company during the contract period. The Company has the right to terminate the agreement should the franchisee fail to meet the minimum purchase amounts. The Company provides the franchisee with store images and designs, signage, floor plan product information and training. In addition, the Company will rebate a per square meter subsidy to the franchisee for the store build-out within six months from the agreement date. The franchisee earns 30% of the rebate on its initial purchase from the Company and then at a rate of 5% of each subsequent purchase until fully refunded of its deposit or six months from the agreement date, whichever is earlier. At June 30, 2012 and December 31, 2011, the Company had franchising subsidy payable of $154,065 and $187,758, respectively. In accordance with ASC 605-50, as the Company does not receive an identifiable benefit from these rebates, the rebates are recorded as a reduction of revenue on sales to the franchisee.

Cost of Sales

Cost of sales consists primarily of material costs, labor costs and related overhead that are directly attributable to the production of the products. Write-down of inventory to the lower of cost or net realizable value is also recorded in the cost of sales.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the six months ended June 30, 2012 and 2011, shipping and handling costs were $299,592 and $217,942, respectively; during the three months ended June 30, 2012 and 2011, shipping and handling costs were $154,796 and $ 148,691, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $111,239 and $225,792 for the six months ended June 30, 2012 and 2011, respectively; and $54,331 and $193,151 for the three months ended June 30, 2012 and 2011, respectively.

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

The following table presents a reconciliation of basic and diluted earnings per share for the six and three months ended June 30, 2012 and 2011:

	Six Months Ended		Three Months Ended
	2012	2011	2012	2011
Net income	$2,403,622	$1,585,068	$1,424,960	$579,526

Weighted average shares outstanding – basic	18,431,799	11,788,314	18,486,567	11,952,747
Effect of dilutive securities:
Unexercised warrants	157,611	-	4,571	-

Weighted average shares outstanding – diluted	18,589,410	11,788,314	18,491,138	11,952,747

Earnings (loss) per share – basic	$0.13	$0.13	$0.08	$0.05
Earnings (loss) per share – diluted	$0.13	$0.13	$0.08	$0.05

At June 30, 2012 and December 31, 2011, the Company had no options to purchase shares of common stock outstanding and warrants to purchase 983,280 and 899,480 shares of common stock were outstanding and exercisable, respectively.

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

Two major customers accounted for 37% (22% and 15% for each) and 43% (32% and 11% for each) of the Company’s sales for the six months ended June 30, 2012 and 2011, respectively.  Two and one major customers accounted for 37% (22% and 15% for each) and 34% of the Company’s sales for the three months ended June 30, 2012 and 2011, respectively. Accounts receivable from these customers amounted to $7,572,570 and $2,071,711 as of June 30, 2012 and December 31, 2011, respectively.

The Company purchased its products from one major vendor during the six months ended June 30, 2012 and 2011, accounting for 12% and 15% of the purchases, respectively. One major vendor accounted for 16% and 15% of the purchases during the three months ended June 30, 2012 and 2011, respectively. There were no accounts payable to this vendor as of June 30, 2012, and December 31, 2011.

The operations of the Company are located principally in China and the US. Accordingly, the Company’s Chinese subsidiaries' business, financial condition and results of operations may be influenced by the political, economic and legal environments in China, as well as by the general state of the PRC economy.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments in China and foreign currency exchange. The Company’s results may be adversely affected by changes in PRC government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

Foreign Currency Translation and Transactions

The accompanying condensed consolidated financial statements are presented in USD. The functional currency of Nova LifeStyle, Nova Furniture, Nova Macao and Diamond Bar is the United States Dollar (“$” or “USD”). The functional currency of Nova Dongguan and Nova Museum is RMB. The functional currencies of the Company’s foreign operations are translated into USD for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the weighted-average exchange rate during the fiscal year. The translation adjustments are recorded as a separate component of stockholders’ equity, captioned “Accumulated other comprehensive income.” Gains and losses resulting from transactions denominated in foreign currencies are included in “Other income (expenses)” in the consolidated statements of income and comprehensive income. There have been no significant fluctuations in the exchange rate for the conversion of RMB to USD after the balance sheet date.

Comprehensive Income (Loss)

The Company follows FASB ASC 220 “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the consolidated statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six and three months ended June 30, 2012 and 2011, included net income and foreign currency translation adjustments.

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

New Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP.  The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on its financial statements.

As of June 30, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s interim consolidated financial statements.

Note 3 - Inventories

As of June 30, 2012 and December 31, 2011, inventories consisted of the following:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Raw material	$37,217	$28,667
Work in progress	686,883	436,980
Finished goods	1,600,980	1,382,434

	$2,325,080	$1,848,081

Note 4 - Heritage and Cultural Assets

As of June 30, 2012 and December 31, 2011, Nova Museum had heritage and cultural assets of $128,199 and $128,687, consisting principally of collectibles and antiques for exhibition. Depreciation is not required to be provided on heritage assets that have indefinite lives and no reduction in their value with the passage of time; however, the carrying amount of the heritage and cultural assets will be reviewed when there is evidence of impairment in accordance with ASC 360-10.

Note 5 - Plant, Property and Equipment, Net

As of June 30, 2012 and December 31, 2011, plant, property and equipment consisted of the following:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Building and workshops	$7,379,886	$7,604,331
Office equipment	526,658	465,596
Autos	307,269	345,492
Machinery	2,940,719	2,643,008
Museum decoration and renovation	549,125	422,280
Less: accumulated depreciation	(3,035,391)	(2,759,521)

	$8,668,266	$8,721,186

Depreciation expense was $350,845 and $306,511 for the six months ended June 30, 2012 and 2011, respectively; $170,798 and $154,217 for the three months ended June 30, 2012 and 2011, respectively.

During the six months ended June 30, 2012, the Company had disposal loss of $123,775 on retirement of unused and obsolete workshop.

Note 6 - Construction in Progress

At June 30, 2012, the construction in progress of $978,224 consisted of construction cost of a new manufacturing plant at Nova Dongguan (Phase II factory construction project). The total construction cost is approximately $6.16 million and the Company is required to pay additional $5.18 million to complete the construction.  The Company expects to complete construction by the end of 2012.

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

At February 28, 2012, the Company acquired another land use right for $537,558 (RMB3.4 million) with useful life of 50 years and is amortizing such right on a straight-line basis for 50 years. As of June 30, 2012, the Company paid in full for this land use right.  In addition, the Company is required to pay an annual fee at $240 per MU (total 17.97 MU for the land) from the second year after commencing of the land filling for 60 years for total of approximately $333,000 (RMB 2.1 million). The payment will be made annually with a 5% increase every 5 years. The Company will record such fees on a straight-line basis in future periods.

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

Intangible assets consisted of the following at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Land use right	$1,107,589	$572,202
Customer relationship	50,000	50,000
Trademark	200,000	200,000
Less: accumulated amortization	(121,689)	(97,737)

	$1,235,900	$724,465

Amortization of intangible assets was $24,309 and $5,512 for the six months ended June 30, 2012 and 2011, respectively, and $13,053 and $2,774 for the three months ended June 30, 2012 and 2011, respectively. Annual amortization expense is expected to be approximately $50,400 for each year from 2013 to 2016, and expected to be approximately $33,750 in 2017.

Note 8 - Prepaid Expenses and Other Receivables

Other current assets consisted of the following at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Prepaid expenses	$290,989	$81,841
Other receivables	11,479	32,012
Total	$302,468	$113,853

Other receivables represented cash advances to employees and advertising and exhibition deposits. Prepaid expenses included prepayments for insurance and advertising.

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

Note 10 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Other payables	$99,800	$30,011
Salary payable	453,619	497,257
Franchising subsidy	156,200	187,758
Accrued expenses	115,684	119,102

Total	$825,303	$834,128

Accrued expenses represented accrued utility and freight expenses. Other payables represented payables to contractors and vendors other than for purchase of materials. Franchising subsidy represented the accrued amount the Company will pay to its franchisees as a rebate to support their franchise store decoration expense.

Note 11 - Line of Credit

On May 25, 2012, Diamond Bar entered into a an agreement with a bank in California for a line of credit up to $5,000,000 with annual interest of 4.5% and maturity on June 15, 2013. The line of credit was guaranteed by Nova Lifestyle. As of June 30, 2012, Diamond Bar had borrowed $2,388,403 from this credit line. During the six months ended June 30, 2012, the Company paid interest of $7,478.

The loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $3 million; (ii) maintain a current ratio in excess of 1.25 to 1.00; and (iii) maintain a ratio of debt to tangible net worth not in excess of 3.500 to 1.000; (iv) the pre-tax income must be not less than 0.5% of total revenue quarterly. As of June 30, 2012, Diamond Bar was in compliance with all the covenants.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit up to $3,162,105 (RMB 20 million) with maturity on April 24, 2015.  As of June 30, 2012, Nova Dongguan borrowed $1,106,737 (RMB 7 million) with maturity on May 20, 2013 from this credit line. The loan bears annual interest of 6.94% and requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was guaranteed by Nova Dongguan and the Company’s CEO. During the six months ended June 30, 2012, the Company paid interest of $24,305.

Note 12 - Related Party Transactions

The Company’s president, Ms. Lam, was the co-founder of KTY International Inc. (“KTY”) (DBA: Diamond Sofa), a former customer of the Company until September 2010, at which time KTY ceased doing business with the Company. In October 2010 Ms. Lam subsequently became the Chief Executive Officer of Diamond Bar, which had acquired the business of Diamond Sofa. The Company appointed Ms. Lam its president and director on June 30, 2011, and, as of such appointment date, Ms. Lam had no ownership interest in Diamond Sofa or Diamond Bar. The Company acquired all the outstanding capital stock of Diamond Bar on August 31, 2011. During the six and three months ended June 30, 2012, Diamond Sofa accounted for $0 of the Company’s sales. During the six and three months ended June 30, 2011, Diamond Bar accounted for $625,582 and $261,180, respectively, of the Company’s sales. The accounts receivable from Diamond Sofa and Diamond Bar was $0 and $28,289 at June 30, 2012 and December 31, 2011, respectively.

On August 6, 2011, Diamond Bar leased a warehouse and office in Commerce, California, U.S., under a three-year renewable lease agreement. The warehouse is owned by the spouse of the Company’s president. The monthly rent under this lease was $38,100. Total rental expense for the six and three months ended June 30, 2012 was $245,000 and $105,000, respectively.

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president. The lease was for $15,192 and only for use during a furniture exhibition held in October 2011. This lease was renewed for another year for the same rate on April 1, 2012.

Note 13 - Deferred Rent Payable

Deferred rent payable represented supplemental payments the Company must pay to the residents who originally lived on the land in Dongguan, Guangdong Province, China, to which the Company acquired land use rights for commercial use. The Company was required to pay an annual amount at RMB 800 per mu (or 666.67 square meters) for a total of 60 mu (or 40,000 square meters) starting from 2003 for 60 years. The payment increases 10% every 5 years. The Company recorded such expense on a straight-line basis. During the six months ended June 30, 2012 and 2011, the Company recorded expense of $6,781 and $6,538, respectively. During the three months ended June 30, 2012 and 2011, the company recorded expense of $3,391 and $3,290, respectively. As of June 30, 2012 and December 31, 2011, the Company has $48,792 and $58,949 of deferred rent payable, respectively.

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

In January 2012, the Company entered into a factoring and security agreement with another credit management company for accounts receivable insurance and collection service. The factoring fee is 1.5% of each invoice or credit note transferred. As of June 30, 2012, the Company did not have any amounts due from factor.

Note 15 - Stockholders’ Equity

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

Warrants

Following is a summary of the warrant activity for the six months ended June 30, 2012:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2012	899,480	$2.00	2.63
Granted	155,100	$4.50	3.00
Exercised	71,300	2.00	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at June 30, 2012	983,280	$2.39	2.19
Exercisable at June 30, 2012	983,280	$2.39	2.19

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

At June 30, 2012 and December 31, 2011, Nova Macao had surplus reserve of $6,241, representing 50% of its registered capital. Nova Dongguan did not make any transfer to surplus reserve due to its accumulated deficit.

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

Note 17 - Geographical Sales

Geographical distribution of sales consisted of the following for the six and three months ended June 30, 2012 and 2011 (unaudited):

	For six months ended June 30,		For three months ended June 30,
Geographical Areas	2012	2011	2012	2011

China	$7,604,846	$4,953,905	$4,850,192	$2,878,443
North America	10,460,271	3,777,490	5,744,109	2,505,053
Asia	392,915	307,890	310,949	171,396
Europe	6,878,974	4,909,358	4,242,432	3,161,714
Australia	284,368	307,256	155,651	158,356
Hong Kong	519,946	228,125	180,936	99,876
Other countries	1,004,995	408,196	662,792	284,592

	$27,146,315	$14,892,220	$16,147,061	$9,259,430

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

The following unaudited pro forma consolidated results of operations of Nova LifeStyle and Diamond Bar for the six and three months ended June 30, 2011, presents the operations of Nova LifeStyle and Diamond Bar as if the acquisition of Diamond Bar occurred on January 1, 2011. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	For the six months ended June 30,	For the three months ended June 30,
	2011	2011
	(Unaudited)	(Unaudited)
Net sales	$18,193,943	$11,137,204

Net income	$1,503,898	$506,307

Basic weighted average shares outstanding	11,788,314	11,952,747
Diluted weighted average shares outstanding	11,788,314	11,952,747

Basic net earnings per share	$0.07	$0.02
Diluted net earnings per share	$0.07	$0.02

Net sales and net income of Diamond Bar included in the consolidated income statement for the six months ended June 30, 2012, were $6,581,697and $338,192, respectively; net sales and net income for the three months ended June 30, 2012 were $4,789,615 and $659,009, respectively.

Note 19 - Commitments and Contingencies

Lease Commitment

The Company has entered into several lease agreements for office, warehouse and showroom space. Total rental expense for the six months ended June 30, 2012 and 2011, was $354,300 and $6,932; respectively, $150,800 and $3,468 for the three months ended June 30, 2012 and 2011, respectively. The estimated annual rental expense for lease commitment is as follows:
Year	Amount
2012 (July 1 to December 31)	$313,000
2013	427,000
Total	$740,000

Capital Contribution

Nova Dongguan’s total registered capital is $20 million. As of June 30, 2012 and December 31, 2011, Nova Dongguan has received $12.60 million and $11.89 million in capital contributions, respectively. The remaining $7.40 million of additional capital contribution was due by June 30, 2012. Nova Dongguan received an additional $1.00 million in August 2012, and the Dongguan Municipal Foreign Trade and Economic Cooperation Bureau allowed Nova Dongguan to fulfill the remaining amount of capital contributions from its shareholders by June 30, 2013. The Company may apply for an extension of the payment period or reduction of the capital contribution requirement, if needed, as allowed by PRC regulations for foreign-invested enterprises. If the Company does not receive an extension or reduction of registered capital, and is unable to make the required capital contribution to registered capital, Nova Dongguan may be subject to a negotiated penalty related to the unsatisfied portion of registered capital.

Employment Agreements

On June 30, 2011, the Company entered into one-year employment agreements with Ya Ming Wong and Yuen Ching Ho to serve as the Company’s Chief Executive Officer and Chief Financial Officer, respectively. The agreements provide for annual salaries of $100,000 and $80,000, respectively, and annual bonuses at the sole discretion of the Board of Directors. The agreement was automatically extended for another year at June 30, 2012.

On June 30, 2011, the Company entered into a one-year employment agreement with Thanh H. Lam to serve as the Company’s president. The agreement, as amended effective as of September 1, 2011, provides for an annual salary of $80,000 and an annual bonus at the sole discretion of the Board. The agreement was automatically extended for another year at June 30, 2012.

Note 20 - Subsequent Events

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

Nova Dongguan markets and sells our products in China to stores in our franchise network and to wholesalers and agents for domestic retailers and exporters. Nova Dongguan also provides the design expertise and facilities to manufacture our branded products and products for international markets under Original Design Manufacturer (“ODM”) and Original Equipment Manufacturer (“OEM”) agreements. Nova Macao is a trading company, importing, marketing and selling products designed and manufactured by Nova Dongguan and third party manufacturers for the U.S. and international markets. We are expecting the operations of Nova Macao to move oversight of manufacturing operations from Nova Dongguan, and we anticipate completion of this transition process by the end of 2012. Diamond Bar markets and sells products manufactured by us and third party manufacturers under the Diamond Sofa brand to distributors and retailers principally in the U.S. market. We commenced operations at our new factory in 2011 and anticipate completing construction of a new plant at our Nova Dongguan facilities in the second half of 2012. The manufacturing capacity provided by these new plants will help Nova Dongguan maintain current and anticipated levels of production on pace with our anticipated expansion and increase in sales to China. We intend to meet our liquidity requirements, including capital expenditures related to the expansion of our manufacturing facilities at Nova Dongguan, purchase of raw materials and the expansion of our business, through cash flow provided by operations, the proceeds from our recent private placements and funds raised through future offerings of our securities, if and when we determine such offerings are required.

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

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the allowance for bad debts, valuation of inventories and recoverability of long-lived assets and goodwill. Actual results could differ from those estimates.

Accounts Receivable

Our policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  The Company maintained an allowance for bad debt of $223,859 as of June 30, 2012.

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

Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in USD. The functional currency of Nova Lifestyle, Nova Furniture, Nova Macao and Diamond Bar is the US Dollar. The functional currency of our PRC subsidiaries, Nova Dongguan and Nova Museum, is RMB. The functional currencies of our foreign operations are translated into USD for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the weighted-average exchange rate during the fiscal year. The translation adjustments are recorded as a separate component of stockholders’ equity, captioned “Accumulated other comprehensive income.” Gains and losses resulting from transactions denominated in foreign currencies are included in “Other income (expenses)” in the consolidated statements of income and comprehensive income. There have been no significant fluctuations in the exchange rate for the conversion of RMB to USD after the balance sheet date.

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

New Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP.  The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on its financial statements.

As of June 30, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Results of Operations

Comparison of Three Months Ended June 30, 2012 and 2011

The following table sets forth the results of our operations for the three months ended June 30, 2012 and 2011. Certain columns may not add due to rounding.

	Three Months Ended June 30,
	2012 (Unaudited)		2011 (Unaudited)
	$	% of Sales	$	% of Sales
Net sales	16,147,061		9,259,430
Cost of sales	12,331,407	76%	6,806,804	74%
Gross profit	3,815,654	24%	2,452,626	26%
Operating expenses	1,974,344	12%	1,665,078	18%
Income from operations	1,841,310	11%	787,548	9%
Other income (expenses), net	(45,761)	-%	(38,952)	(1)%
Income tax expense	370,589	2%	169,070	2%
Net income	$1,424,960	9%	$579,526	6%

Net Sales

Net sales for the three months ended June 30, 2012 were $16.15 million, an increase of 74% from $9.26 million in the same period of 2011. The increase in net sales resulted primarily from a 15% increase in sales volume in the three months ended June 30, 2012. The newly acquired subsidiary Diamond Bar brought $4.79 million to sales for the three months ended June 30, 2012. Our overall average selling price increased approximately 53% in the three months ended June 30, 2012 compared to the same period of 2011, resulting primarily from increased both China domestic market and worldwide sales volume of higher-margin products and finished goods purchased from third party manufacturers but with relatively lower profit margin. Our largest selling product categories in the three months ended June 30, 2012 were dining tables, sofas and cabinets, which accounted for approximately 26%, 16% and 15% of sales, respectively, whereas our largest selling product categories in the same period of 2011 were sofas, dining tables and cabinets, which accounted for 13%, 10% and 8% of sales, respectively.

Sales to international markets increased $4.92 million in the three months ended June 30, 2012 compared to the same period of 2011 principally as a result of increased sales in North America. North American sales increased 129% to $5.74 million in the three months ended June 30, 2012 compared to $2.51 million in the same period of 2011 as we aggressively expanded sales to the U.S. market and began integrating the operations of our newly acquired subsidiary, Diamond Bar. Sales to Australia decreased slightly by $2,705 in the three months ended June 30, 2012 to $155,651 compared sales of $158,356 for  the same period of 2011. As part of our gradual change in sales and marketing strategy in 2012, we increased marketing efforts in the U.S. and China markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Europe were $4.24 million in the three months ended June 30, 2012, increased 34% from $3.16 million in the same period of 2011. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. A continued effort in Hong Kong and other countries, resulted in sales of $0.84 million to these regions in the three months ended June 30, 2012, comparing with $0.38 million in the same period of 2011.

Sales to China, which includes sales to franchisees in addition to wholesalers and agents to domestic retail stores and distributors for the export market, accounted for 30% of sales in the three months ended June 30, 2012 compared to 31% of sales in the same period of 2011. Sales to franchisees selling our branded products in China contributed approximately $0.81 million or 17% of our total China sales in the three months ended June 30, 2012 compared to $1.94 million or 67% in the same period of 2011. We first entered into product franchise agreements with stores in China during the first quarter of 2010, with sales commencing during the second quarter of 2010. Overall sales to China increased 69% to $4.85 million in the three months ended June 30, 2012 compared to $2.88 million in the same period of 2011. We anticipate increasing sales volume in China as our franchise store network continues to expand and we commence internet sales of our branded products.

Cost of Sales

Cost of sales consists primarily of material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 81% to $12.33 million in the three months ended June 30, 2012 compared to $6.81 million in the same period of 2011 due primarily to an increase in sales and production. Cost of sales for products that we manufactured was $4.06 million in the three months ended June 30, 2012, a 194% increase from $1.38 million in the same period of 2011. Material costs, labor costs and related overhead accounted for 78%, 16% and 6% of cost of sales for such products in the three months ended June 30, 2012 compared to 69%, 24% and 7% in the same period of 2011, respectively. The cost of products purchased from third party manufacturers increased 53% to $8.27 million in the three months ended June 30, 2012 from $5.42 million in the same period of 2011. Cost of sales as a percentage of net sales was 76% in the three months ended June 30, 2012 compared to 74% in the same period of 2011. The increase in cost of sales as a percentage of net sales from the three months ended June 30, 2012 to the comparable period of 2011resulted primarily from increased cost of products purchased from third party manufacturers as well as increased cost of raw material as a result of continuous inflation in China.

Gross Profit

Gross profit increased 56% to $3.82 million in the three months ended June 30, 2012 compared to $2.45 million in the same period of 2011. Our gross profit margin decreased to 24% in the three months ended June 30, 2012 compared to 26% in the same period of 2011. The decrease in gross profit margin resulted primarily from increased cost of sales as a percentage of net sales, which was due primarily to changes in our sales and marketing strategy that included increased products purchased from other manufacturers and overall price increases on raw material and labor as a result of continuous inflation in China; in addition, we attracted more sales orders from certain big trading company customers by lowering the selling price to them. Management believes that our gross profit margin will stabilize at approximately 30% as our mix of product offerings broadens and more of the increased raw materials costs are passed through to customers as we renegotiate pricing with our customers on existing products and introduce new product collections, and adjust our product pricing under our product franchise agreements in China.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses. Operating expenses increased 19% to $1.97 million in the three months ended June 30, 2012 from $1.67 million in the same period of 2011. Selling expense increased 16% to $0.66 million due primarily to increased sales, an increase of salary, rent and an increase of marketing expense, including tradeshow expense related to our expansion in the China retail market. General and administration expense increased 20% to $1.31 million mainly due to bad debt allowance of $223,800 recorded in the period.

Other Income (Expense), net

Other expense was $45,761 in the three months ended June 30, 2012 compared with other expense of $38,952 in the same period of 2011, an increase of $6,809. The increase in other expense resulted primarily from the increased financial expense which includes interest expense and non-operating expense, despite foreign exchange transaction gain of $15,663 in the three months ended June 30, 2012 comparing with foreign exchange transaction loss of $37,531 in the same period of 2011 for our sales in international markets.

Net Income

Net income increased 146% to $1.42 million in the three months ended 2012 from $0.58 million in the same period of 2011. Our net profit margin was 9% in the three months ended 2012, which was higher than the rate in the same period of 2011 of 6%, due to the reasons described above.

Earnings Per Share

In the second quarter of 2012, basic and diluted earnings per share were $0.08, compared with $0.05 in the same period last year.  It must be noted that EPS in the 2012 second quarter was calculated on the basis of 18,486,567 basic and 18,491,138 diluted weighted average shares outstanding, respectively, compared with 11,952,747 basic and diluted weighted average shares outstanding in the second quarter of 2011.

Comparison of Six Months Ended June 30, 2012 and 2011

The following table sets forth the results of our operations for the six months ended June 30, 2012 and 2011. Certain columns may not add due to rounding.

	2012		2011
	$	% of Sales	$	% of Sales
Net sales	27,146,315		14,892,220
Cost of sales	20,320,386	75%	10,650,433	72%
Gross profit	6,825,929	25%	4,241,787	28%
Operating expenses	3,839,241	14%	2,212,107	15%
Income from operations	2,986,688	11%	2,029,680	14%
Other income (expenses), net	(45,962)	-%	(66,577)	-%
Income tax expense	537,104	2%	378,035	3%
Net income	2,403,622	9%	1,585,068	11%

Net Sales

Net sales for the six months ended June 30, 2012 were $27.15 million, an increase of 82% from $14.89 million in the same period of 2011. The increase in net sales resulted primarily from a 62% increase in average selling price and 12% increase in sales volume in the six months ended June 30, 2012. The newly acquired subsidiary Diamond Bar brought $6.58 million to sales for the six months ended June 30, 2012. Our overall average selling price increased approximately 62% in the six months ended June 30, 2012 compared to the same period of 2011, resulting primarily from increased both China domestic market and worldwide sales volume of higher-margin products and finished goods purchased from third party manufacturers but with relatively lower profit margin. Our largest selling product categories in the six months ended June 30, 2012 were dining tables, sofas and cabinets, which accounted for approximately 22%, 18% and 15% of sales, respectively, whereas our largest selling product categories in the same period of 2011 were sofas, dining tables and cabinets, which accounted for 12%, 9% and 8% of sales, respectively.

Sales to international markets increased $9.60 million in the six months ended June 30, 2012 compared to the same period of 2011 principally as a result of increased sales in North America. North American sales increased 177% to $10.46 million in the six months ended June 30, 2012 compared to $3.78 million in the same period of 2011 as we aggressively expanded sales to the U.S. market and began integrating the operations of our newly acquired subsidiary, Diamond Bar. Sales to Australia decreased in the six months ended June 30, 2012 compared to the same period of 2011, primarily because of the ongoing economic crisis and our changing sales and marketing strategy to diversify international sales. As part of our gradual change in sales and marketing strategy in 2012, we increased marketing efforts in the U.S. and China markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Europe were $6.87 million in the six months ended June 30, 2012, increased 40% from $4.91 million in the same period of 2011. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. A continued effort in Hong Kong and other countries, resulted in sales of $1.52 million to these regions in the six months ended June 30, 2012, comparing with $0.64 million in the same period of 2011.

Sales to China, which includes sales to franchisees in addition to wholesalers and agents to domestic retail stores and distributors for the export market, accounted for 28% of sales in the six months ended June 30, 2012 compared to 33% of sales in the same period of 2011. Sales to franchisees selling our branded products in China contributed approximately $1.53 million or 20% of our total China sales in the six months ended June 30, 2012 compared to $2.75 million or 56% in the same period of 2011. We first entered into product franchise agreements with stores in China during the first quarter of 2010, with sales commencing during the second quarter of 2010. Overall sales to China increased 54% to $7.60 million in the six months ended June 30, 2012 compared to $4.95 million in the same period of 2011. We anticipate increasing sales volume in China as our franchise store network continues to expand and we commence internet sales of our branded products.

Cost of Sales

Cost of sales consists primarily of material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 91% to $20.32 million in the six months ended June 30, 2012 compared to $10.65 million in the same period of 2011 due primarily to an increase in sales and production. Cost of sales for products that we manufactured was $5.26 million in the six months ended June 30, 2012, a 49% increase from $3.53 million in the same period of 2011. Material costs, labor costs and related overhead accounted for 76%, 17% and 7% of cost of sales for such products in the six months ended June 30, 2012 compared to 74%, 20% and 6% in the same period of 2011, respectively. The cost of products purchased from third party manufacturers increased 111% to $15.06 million in the six months ended June 30, 2012 from $7.12 million in the same period of 2011. Cost of sales as a percentage of net sales was 75% in the six months ended June 30, 2012 compared to 72% in the same period of 2011. The increase in cost of sales as a percentage of net sales from the six months ended June 30, 2012 to the comparable period of 2011 resulted primarily from increased cost of products purchased from third party manufacturers as well as increased cost of raw material as a result of continuous inflation in China.

Gross Profit

Gross profit increased 61% to $6.83 million in the six months ended June 30, 2012 compared to $4.24 million in the same period of 2011. Our gross profit margin decreased to 25% in the six months ended June 30, 2012 compared to 28% in the same period of 2011. The decrease in gross profit margin resulted primarily from increased cost of sales as a percentage of net sales, which was due primarily to changes in our sales and marketing strategy that included increased products purchased from other manufacturers and decreased percentage of self-produced products, and overall price increases on raw material as a result of continuous inflation in China; in addition, we attracted more sales orders from certain big trading company customers by lowering the selling price to them. Management believes that our gross profit margin will stabilize at approximately 30% as our mix of product offerings broadens and more of the increased raw materials costs are passed through to customers as we renegotiate pricing with our customers on existing products and introduce new product collections, and adjust our product pricing under our product franchise agreements in China.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses. Operating expenses increased 74% to $3.84 million in the six months ended June 30, 2012 from $2.21 million in the same period of 2011. Selling expense increased 70% to $1.35 million due primarily to increased sales, an increase of salary and commission to sales persons, warehouse rents, shipping cost and an increase of marketing expense, including advertisement, promotional expense and tradeshow expense related to our expansion in the China retail market. General and administration expense increased 67% to $2.36 million due primarily to an increase of employee compensation, insurance, travel, and increased compliance costs including audit, legal and consulting expenses as a result of being a U.S. public company since mid of 2011. In addition, we recorded an allowance for bad debt for $223,800 and had a loss on disposal of fixed assets of $0.12 million during the six months ended June 30, 2012.

Other Income (Expense)

Other expense was $45,962 in the six months ended June 30, 2012, compared with other expense of $66,577 in the 2011 period, a decrease of $20,615. The decrease in other expense was due primarily to increased foreign exchange transaction gain of $23,975 compared to foreign exchange transaction loss of $60,729 for our sales in international markets.

Net Income

Net income was $2.40 million in the six months ended June 30, 2012, an increase of 52% from $1.59 million in the 2011 period. Our net profit margin was 9% for the six months ended June 30, 2012, a decrease of 2% from 11% for the 2011 period, due to the reasons explained above.

Earnings Per Share

In the six months ended June 30, 2012, basic and diluted earnings per share were $0.13, compared with $0.13 in the same period last year.  It must be noted that EPS in the six months ended June 30, 2012 was calculated on the basis of 18,431,799 basic and18,589,410 diluted weighted average shares outstanding, respectively, compared with 11,788,314 basic and diluted weighted average shares outstanding in the comparable period of 2011.

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

As explained in this report, the year over year increase in diluted shares outstanding, is a consequence of two private placement financings we completed in August, 2011 and January, 2012. In August 2011, we completed a private placement of our common stock whereby we raised $4.50 million (net proceeds of $3.86 million). In January 2012, we completed an additional private placement of our common stock whereby we raised $2.07 million (net proceeds of $1.75 million). As described in this report, the Company relies primarily on internally generated cash flow to support growth, but nevertheless may seek additional financing in the form of bank loans or funds raised through future offerings of our equity or debt, if and when we determine such offerings are required. Should we determine to seek any such financing over the next twelve months, given our strong balance sheet as of June 30, 2012, and the current low interest rate environment, we believes it would most likely be in the form of non-diluting debt.

On May 25, 2012, Diamond Bar entered into an agreement with a bank in California for a line of credit up to $5,000,000 with annual interest of 4.5% and maturity on June 15, 2013. The line of credit was guaranteed by Nova Lifestyle. As of June 30, 2012, Diamond Bar borrowed $2,388,403 from this credit line. The loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $3 million; (ii) maintain a current ratio in excess of 1.25 to 1.00; and (iii) maintain a ratio of debt to tangible net worth not in excess of 3.500 to 1.000; (iv) the pre-tax income must be not less than 0.5% of total revenue quarterly. As of June 30, 2012, Diamond Bar was in compliance with all the covenants. During the six months ended June 30, 2012, the Company paid interest of $7,478.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit up to $3,162,105 (RMB 20 million) with maturity on April 24, 2015.  As of June 30, 2012, Nova Dongguan borrowed $1,106,737 (RMB 7 million) with maturity on May 20, 2013 from this credit line. The loan bears annual interest of 6.94% and requires monthly payment of the interest; the interest rate will be adjusted annually. The loan was guaranteed by Nova Dongguan and the Company’s CEO. During the six months ended June 30, 2012, the Company paid interest of $24,305.

We had net working capital of $20,028,355 at June 30, 2012, an increase of $3,730,440 from net working capital of $16,297,915 at December 31, 2011. The ratio of current assets to current liabilities was 3.45-to-1 at June 30, 2012.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2012 and 2011:

	2012	2011
Cash provided by (used in):
Operating activities	$(4,712,350)	$318,765
Investing activities	(1,248,353)	(445,468)
Financing activities	5,598,011	(200,243)

Net cash used in operating activities was $4.71 million in the six months ended June 30, 2012, a decrease of cash inflow of $5.03 million or 1,578% from $0.32 million of cash provided by operating activities in the same period of 2011. The increase in cash outflow was attributable primarily to significant amount of payment made for outstanding accounts payable as a result of increased purchases, and increased accounts receivable outstanding, advance to suppliers and inventory on hand as a result of our significant increase in sales, despite we had increased net income.

Net cash used in investing activities was $1.25 million in the six months ended June 30, 2012, an increase of $0.80 million or 180% from $0.45 million in the same period of 2011. In the six months ended June 30, 2012, we paid $0.46 million for the acquisition of property and equipment, $0.54 million payment for the acquisition of a land use right, and $0.26 million for construction in progress. In the same period of 2011, we paid $0.28 million for the acquisition of property and equipment, $0.12 million for acquisition of heritage and cultural assets and $0.04 million for construction in progress.

Net cash provided by financing activities was $5.60 million in the six months ended June 30, 2012 compared to the cash outflow of $0.20 million in the same period of 2011. In the six months ended June 30, 2012, we received $3.50 million from bank loans, $1.75 million from a private placement and $0.14 million from warrants exercised. In the comparable period of 2011, we had $1.35 million repayment from a related party and $1.55 million advance to related parties.

As of June 30, 2012, we had gross accounts receivable of $22,385,917, of which $13,577,558 was with aging within 90 days, $8,808,359 was with aging over 90 days; we had an allowance for bad debt of $223,859 for accounts receivables. The increase in accounts receivable resulted primarily from increased sales in the six months ended June 30, 2012.

On November 16, 2009, the Foreign Trade and Economic Cooperation Bureau of Dongguan approved an increase in the registered capital of Nova Dongguan from $8 million to $20 million, with the $12 million in additional contribution of capital to be paid within two years, for which we received an extension. As of June 30, 2012, Nova Dongguan has received additional capital contributions of $12.60 million. The remaining $7.40 million of additional contribution to capital was due by June 30, 2012.but was extended to June 30,2013. We may apply for another extension of the payment period and a reduction of the registered capital requirement, as allowed by PRC regulations for foreign-invested enterprises. If we do not receive an extension or reduction of registered capital, and we are unable to make the required contribution to registered capital, Nova Dongguan may be required to pay a negotiated penalty, typically 3% to 5% of the unsatisfied contribution of registered capital remaining outstanding, or up to $370,000 based on the amount remaining outstanding as of June 30, 2012. After a six-month period following payment of any such penalty, Nova Dongguan may request a reduction of its registered capital to the amount already contributed with the outstanding balance waived without risk of business license revocation. Although repatriation of profits or dividends by Nova Dongguan will require approval by the SAFE until the contribution of capital is satisfied or the registered capital requirement is reduced to the amount contributed, based upon our prior working experience with the relevant PRC government agencies, we believe that such approval would be granted.  Nova Dongguan received additional $1 million registered capital in August 2012, and, as noted above, was allowed to fulfill the remaining amount of capital contribution by June 30, 2013

Private Placement

On August 18, 2011, we completed a closing of a private placement pursuant to which we sold 2,998,267 units, each such unit consisting of 1 share of our common stock and a warrant to purchase 15% of 1 share of our common stock, at $1.50 per unit for gross proceeds of $4,497,401 (net proceeds of $3,859,933 after commission and offering-related costs). The warrants are immediately exercisable, expire on the third anniversary of their issuance and entitle the holders to purchase 449,740 shares of our common stock at $2.00 per share. We may call the warrants at $4.00 per share at any time after: (i) a registration statement registering the common stock underlying the warrants becomes effective; (ii) the common stock is listed on a national securities exchange; and (iii) the closing price of the common stock equals or exceeds $4.00. We paid the placement agent in the private placement commissions consisting of $449,740 and warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 449,740 shares of our common stock. Certain purchasers of the units and the placement agent received registration rights pursuant to a registration rights agreement that requires us to register the shares of common stock and the shares of common stock issuable upon exercise of the warrants issued to such shareholders in the private placement. The registration statement with respect to such securities was declared effective on October 28, 2011. During the six months ended June 30, 2012, 71,300 shares of warrants were exercised at $2 per share.

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

Line of Credit

On May 25, 2012, Diamond Bar entered into an agreement with a bank in California for a line of credit up to $5,000,000 with annual interest of 4.5% and maturity on June 15, 2013. The line of credit was guaranteed by Nova Lifestyle. As of June 30, 2012, Diamond Bar borrowed $2,388,403 from this credit line. The loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $3 million; (ii) maintain a current ratio in excess of 1.25 to 1.00; and (iii) maintain a ratio of debt to tangible net worth not in excess of 3.500 to 1.000; (iv) the pre-tax income must be not less than 0.5% of total revenue quarterly. As of June 30, 2012, Diamond Bar was in compliance with all the covenants. During the six months ended June 30, 2012, the Company paid interest of $7,478.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit up to $3,162,105 (RMB 20 million) with maturity on April 24, 2015.  As of June 30, 2012, Nova Dongguan borrowed $1,106,737 (RMB 7 million) with maturity on May 20, 2013 from this credit line. The loan bears annual interest of 6.94% and requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was guaranteed by Nova Dongguan and the Company’s CEO. During the six months ended June 30, 2012, the Company paid interest of $24,305.

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

Our standard payment term for accounts receivable is 30 - 120 days. We give an extended payment term to certain of our major customers of up to 180 days, but have since reduced this payment term to 120 days beginning in 2011. During the six months ended June 30, 2012, we had accounts receivable turnover of 2.63 on an annualized basis, with sales outstanding of 140 days and inventory turnover of 19.5 on an annualized basis.  During the six months ended June 30, 2011, we had accounts receivable turnover of 3.82 on an annualized basis, with sales outstanding of 95 days and inventory turnover of 21.55 on an annualized basis.

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

Sales to international markets typically are made through letters of credit, but for some long-term, high volume customers, such as Actona Company, we accept telegraphic transfer, or T/T, with a payment term of 15 days after delivery. Historically, we have not experienced bad debts from our sales to international markets. Our accounts receivable related to sales to international markets typically are less than three months, depending on customer shipment schedules. We expect the balance of accounts receivable to decrease as our new sales strategy and shortened payment term to our major customers in the international markets takes effect along with our new payment terms for franchisees. We had an allowance for bad debt of $223,859 as of June 30, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective as of such date as identified in our internal control over financial reporting below.

Notwithstanding this material weakness, our management has concluded that, based upon the interim remediation of internal control described below under “Changes in Inetrnal Control over Financial Reporting”, our consolidated financial statements for the periods covered by and included in this report are prepared in accordance with U.S. GAAP and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Changes in Internal Control over Financial Reporting

As of March 31, 2012 and June, 30, 2012, we have identified certain matters that constituted a material weakness in our internal control over financial reporting. Specifically, our Board of Directors currently lacks independent directors and an audit committee, and we lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NOVA LIFESTYLE, INC.
(Registrant)
Date: August 14, 2012	By:	/s/ Ya Ming Wong
Ya Ming Wong Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2012		/s/ Yuen Ching Ho
Yuen Ching Ho Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith
‡ Furnished herewith