Form 10-Q
period 2012-09-30
Nova Lifestyle, Inc.
filed 2012-11-14
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-177353

NOVA LIFESTYLE, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6541 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,536,567 shares of common stock outstanding as of November 9, 2012.

Nova Lifestyle, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$1,712,185	$2,505,179
Accounts receivable, net	24,452,857	18,974,612
Accounts receivable - related party	--	28,289
Due from factor	--	203,351
Advance to suppliers	1,614,369	349,767
Inventories	2,778,627	1,848,081
Prepaid expenses and other receivable	202,350	113,853
Deferred tax asset	156,208	156,974

Total Current Assets	30,916,596	24,180,106

Noncurrent Assets
Heritage and cultural assets	127,873	128,687
Plant, property and equipment, net	8,594,748	8,721,186
Construction in progress	2,319,560	91,466
Construction deposit	796,241	634,830
Lease deposit	27,652	-
Goodwill	218,606	218,606
Intangible assets, net	1,220,310	724,465
Deferred tax asset, net	187,782	118,144

Total Noncurrent Assets	13,492,772	10,637,384

Total Assets	$44,409,368	$34,817,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	September 30,	December 31,
	2012	2011
	(Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$5,081,639	$6,758,058
Line of credit	4,535,745	--
Advance from customers	77,608	91,021
Accrued liabilities and other payables	925,930	834,128
Taxes payable	863,740	198,984

Total Current Liabilities	11,484,662	7,882,191

Noncurrent Liabilities
Deferred rent payable	54,122	58,949
Income tax payable	4,407,302	4,016,266

Total Noncurrent Liabilities	4,461,424	4,075,215

Total Liabilities	15,946,086	11,957,406

Contingencies and Commitments

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 18,536,567 and 17,898,267 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	18,537	17,898
Additional paid-in capital	19,107,845	17,074,535
Subscription receivable	(1,950,000)	(1,950,000)
Statutory reserves	6,241	6,241
Accumulated other comprehensive income	2,060,707	2,138,974
Retained earnings	9,219,952	5,572,436

Total Stockholders' Equity	28,463,282	22,860,084

Total Liabilities and Stockholders' Equity	$44,409,368	$34,817,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net Sales (Including sales to related party of $0 and $902,638 during the nine months ended September 30, 2012 and 2011; and $0 and $277,056 during the three months ended September 30, 2012 and 2011, respectively)	$46,351,192	$26,079,694	$19,204,877	$11,187,474

Cost of Sales	35,690,294	18,645,205	15,369,908	7,994,772

Gross Profit	10,660,898	7,434,489	3,834,969	3,192,702

Operating Expenses
Selling expenses	2,322,996	1,216,546	968,443	421,437
General and administrative expenses	3,457,455	2,187,875	1,096,354	770,877
Loss on disposal of plant, property and equipment	123,587	--	--	--

Total Operating Expenses	5,904,038	3,404,421	2,064,797	1,192,314

Income From Operations	4,756,860	4,030,068	1,770,172	2,000,388

Other Income (Expenses)
Non-operating income (expense)	(7,397)	21,719	15,642	11,245
Foreign exchange transaction gain (loss)	39	(79,450)	(23,936)	(18,721)
Financial expense	(54,341)	(49,821)	(7,443)	(33,499)

Total Other Expenses, Net	(61,699)	(107,552)	(15,737)	(40,975)

Income Before Income Tax	4,695,161	3,922,516	1,754,435	1,959,413

Income Tax Expense	1,047,646	655,859	510,542	277,824

Net Income	3,647,515	3,266,657	1,243,893	1,681,589

Other Comprehensive Income
Foreign currency translation	(78,267)	423,204	(29,182)	187,219

Comprehensive Income	$3,569,248	$3,689,861	$1,214,711	$1,868,808

Basic weighted average shares outstanding	18,460,955	13,451,350	18,518,089	16,431,723
Diluted weighted average shares outstanding	18,652,892	13,522,150	18,709,596	16,641,815

Basic net earnings per share	$0.20	$0.24	$0.07	$0.10
Diluted net earnings per share	$0.20	$0.24	$0.07	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)

Cash Flows From Operating Activities
Net Income	$3,647,515	$3,266,657
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	568,249	477,996
Stock compensation expense	22,917	--
Loss on fixed assets disposal	123,587	--
Bad debt allowance	247,228	--
Changes in operating assets and liabilities:
Accounts receivable	(5,767,016)	(4,903,096)
Accounts receivable - related party	28,289	250,573
Advance to suppliers	(1,267,246)	(62,051)
Inventories	(937,622)	325,593
Other current assets	(4,566)	(68,076)
Accounts payable	(1,657,685)	1,412,664
Advance from customers	(13,379)	(25,498)
Accrued expenses and other payables	96,059	(457,172)
Deferred rent payable	(4,472)	9,873
Taxes payable	1,011,118	539,340

Net Cash (Used in) Provided by Operating Activities	(3,907,024)	766,803

Cash Flows From Investing Activities
Deposit on factory construction	(799,266)	(617,906)
Cash received from fixed assets disposal	8,357	141,231
Acquisition of Diamond Bar Outdoors, Inc.	--	(450,000)
Acquisition of intangible asset	(538,230)	(200,000)
Purchase of heritage and cultural assets	--	(125,053)
Purchase of property and equipment	(587,419)	(348,488)
Construction in progress	(1,603,925)	--

Net Cash Used in Investing Activities	(3,520,483)	(1,600,216)

Cash Flows From Financing Activities
Advance to related parties	--	(1,556,901)
Proceeds from subscription receivable	--	450,000
Repayment from related parties	--	1,355,314
Proceeds of line of credit and bank loan	4,539,939	--
Cash proceeds from private placement, net	1,753,849	3,859,933
Payment for note payable	--	(80,000)
Due from factor	203,351	--
Cash received from warrants exercised	142,600	--

Net Cash Provided by Financing Activities	$6,639,739	$4,028,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$(5,226)	$(4,869)

Net decrease in cash and cash equivalents	(792,994)	3,190,064

Cash and cash equivalents, beginning of period	2,505,179	985,004

Cash and cash equivalents, ending of period	$1,712,185	$4,175,068

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
Income tax payments	$207,037	$122,746
Interest expense	$63,110	$--

Supplemental Disclosure of Non-Cash Financing Activities

Subscription receivable from sales of common stock	$--	$2,400,000
Construction deposit transfer to construction in progress	$633,212	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

The interim condensed consolidated financial information as of September 30, 2012 and for the nine and three month periods ended September 30, 2012 and 2011 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of September 30, 2012, its interim condensed consolidated results of operations and cash flows for the nine and three month periods ended September 30, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Goodwill

Goodwill is the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC Topic 350, “Intangibles-Goodwill and Other,” goodwill is not amortized but is tested for impairment, annually or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its fair value, with the fair value of the reporting unit determined using discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. As of September 30, 2012 and December 31, 2011, the Company concluded there was no impairment of goodwill.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company recorded $246,998 and $0 as allowance for bad debts as of September 30, 2012 and December 31, 2011, respectively.

Inventories

Inventories are stated at the lower of cost or market value with cost determined on a weighted-average basis, which approximates the first-in first-out method. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company did not record any provision for write-downs of inventory at September 30, 2012 and December 31, 2011.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2012 and December 31, 2011, there were no significant impairments of its long-lived assets except that the Company disposed of an obsolete and unused workshop for the loss of $123,587 during the nine months ended September 30, 2012.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products in development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense was $365,306 and $106,343 for the nine months ended September 30, 2012 and 2011, respectively; $115,146 and $41,668 for the three months ended September 30, 2012 and 2011, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision.  The actual effective tax rate for the period ended September 30, 2012 differs from the U.S. federal statutory tax rate primarily as a result of a tax benefit from the tax-exempt status of Nova Macao and unrecognized tax benefits from uncertain tax positions.

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

During the nine months ended September 30, 2012 and 2011, the Company recorded income tax expense of approximately $1,048,000 and $656,000, respectively. During the three months ended September 30, 2012 and 2011, the Company recorded income tax expense of approximately $511,000 and $278,000, respectively.

As of September 30, 2012, unrecognized tax benefits were approximately $3.8 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $3.8 million as of September 30, 2012.

A reconciliation of the January 1, 2012, through September 30, 2012, amount of unrecognized tax benefits excluding interest and penalties ("Gross UTB") is as follows:

Gross UTB
Beginning Balance - January 1, 2012	3,709,129
Increase in unrecorded tax benefits taken in 2012	133,029
Exchange rate adjustment – 2012	(24,085)
Ending Balance – September 30, 2012	$3,818,073

At September 30, 2012, and December 31, 2011, the Company had cumulatively accrued approximately $520,000 and $253,000, respectively, for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense, which totaled approximately $210,000 and $78,000 for the nine months ended September 30, 2012, and 2011, respectively, and $81,000 and $56,000 for the three months ended September 30, 2012 and 2011, respectively. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next twelve months.

Aggregate undistributed earnings of approximately $10.5 million of the Group’s PRC and Macao subsidiaries that are available for distribution to the Company are considered to be indefinitely reinvested, and, accordingly, no provision has been recorded relating to the accumulated earnings from its PRC and Macao operation.

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

Franchise Arrangements

In 2010, the Company began entering into area product franchise agreements with franchisees who operate specialty furniture stores carrying only Nova-branded products. The product franchise agreement provides for the franchisee to retail Nova-brand furniture products for a period of one year from the date of the agreement. The franchisee is required to pay a deposit of RMB 30,000 at the signing of the agreement, which is used as payment for future purchases and is deferred on the Company’s balance sheet as a customer deposit. The franchisee is required to guarantee a minimum purchase amount from the Company during the contract period. The Company has the right to terminate the agreement should the franchisee fail to meet the minimum purchase amounts. The Company provides the franchisee with store images and designs, signage, floor plan product information and training. In addition, the Company will rebate a per square meter subsidy to the franchisee for the store build-out within six months from the agreement date. The franchisee earns 30% of the rebate on its initial purchase from the Company and then at a rate of 5% of each subsequent purchase until fully refunded of its deposit or six months from the agreement date, whichever is earlier. At September 30, 2012 and December 31, 2011, the Company had franchising subsidy payable of $173,997 and $187,758, respectively. In accordance with ASC 605-50, as the Company does not receive an identifiable benefit from these rebates, the rebates are recorded as a reduction of revenue on sales to the franchisee.

Cost of Sales

Cost of sales consists primarily of material costs, labor costs and related overhead that are directly attributable to the production of the products. Write-down of inventory to the lower of cost or net realizable value is also recorded in the cost of sales.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the nine months ended September 30, 2012 and 2011, shipping and handling costs were $455,142 and $336,568, respectively; during the three months ended September 30, 2012 and 2011, shipping and handling costs were $155,550 and $118,626, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $371,194 and $311,550 for the nine months ended September 30, 2012 and 2011, respectively; and $259,955 and $85,758 for the three months ended September 30, 2012 and 2011, respectively.

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

The following table presents a reconciliation of basic and diluted earnings per share for the nine and three months ended September 30, 2012 and 2011:

	Nine Months Ended		Three Months Ended
	2012	2011	2012	2011
Net income	$3,647,515	$3,266,657	$1,243,893	$1,681,589

Weighted average shares outstanding – basic	18,460,955	13,451,350	18,518,089	16,431,723
Effect of dilutive securities:
Unexercised warrants	191,937	70,800	191,507	210,092

Weighted average shares outstanding – diluted	18,652,892	13,522,150	18,709,596	16,641,815

Earnings (loss) per share – basic	$0.20	$0.24	$0.07	$0.10
Earnings (loss) per share – diluted	$0.20	$0.24	$0.07	$0.10

At September 30, 2012 and December 31, 2011, the Company had no options to purchase shares of common stock outstanding and warrants to purchase 983,280 and 899,480 shares of common stock were outstanding and exercisable, respectively.  For nine and three months ended September 30, 2012, 155,100 shares purchasable under the warrants were excluded from EPS as their effects were anti-dilutive.

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

Two and one major customers accounted for 37% (22% and 15% for each) and 28% of the Company’s sales for the nine months ended September 30, 2012 and 2011, respectively.  Two and one major customers accounted for 38% (23% and 15% for each) and 23% of the Company’s sales for the three months ended September 30, 2012 and 2011, respectively. Accounts receivable from these customers amounted to $10,876,870 and $2,071,711 as of September 30, 2012 and December 31, 2011, respectively.

The Company purchased its products from three and one major vendors during the nine months ended September 30, 2012 and 2011, accounting for 37% (17%, 10% and 10%) and 12% of the purchases, respectively. Five and three major vendors accounted for 66% (20%, 12%, 12%, 12% and 10%) and 42% (17%, 15% and 10%) of the purchases during the three months ended September 30, 2012 and 2011, respectively. Accounts payable to these vendors were $1,882,651 and $0 as of September 30, 2012, and December 31, 2011, respectively.

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

Comprehensive Income (Loss)

The Company follows FASB ASC 220 “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the consolidated statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the nine and three months ended September 30, 2012 and 2011, included net income and foreign currency translation adjustments.

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

As of September 30, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s interim consolidated financial statements.

Note 3 - Inventories

As of September 30, 2012 and December 31, 2011, inventories consisted of the following:

	September30,	December 31,
	2012	2011
	(Unaudited)
Raw material	$29,711	$28,667
Work in progress	585,435	436,980
Finished goods	2,163,481	1,382,434

	$2,778,627	$1,848,081

Note 4 - Heritage and Cultural Assets

As of September 30, 2012 and December 31, 2011, Nova Museum had heritage and cultural assets of $127,873 and $128,687, consisting principally of collectibles and antiques for exhibition. Depreciation is not required to be provided on heritage assets that have indefinite lives and no reduction in their value with the passage of time; however, the carrying amount of the heritage and cultural assets will be reviewed when there is evidence of impairment in accordance with ASC 360-10.

Note 5 - Plant, Property and Equipment, Net

As of September 30, 2012 and December 31, 2011, plant, property and equipment consisted of the following:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Building and workshops	$7,361,148	$7,604,331
Office equipment	567,318	465,596
Autos	306,488	345,492
Machinery	3,020,506	2,643,008
Museum decoration and renovation	544,566	422,280
Less: accumulated depreciation	(3,205,278)	(2,759,521)

	$8,594,748	$8,721,186

Depreciation expense was $528,404 and $467,173 for the nine months ended September 30, 2012 and 2011, respectively; $176,782 and $160,662 for the three months ended September 30, 2012 and 2011, respectively.

During the nine months ended September 30, 2012, the Company had disposal loss of $123,587 on retirement of unused and obsolete workshop.

Note 6 - Construction in Progress

At September 30, 2012, the construction in progress of $2,319,560 consisted of construction cost of a new manufacturing plant at Nova Dongguan (Phase II factory construction project). The total construction cost is approximately $6.16 million and the Company is required to pay an additional $3.84 million to complete the construction.  The Company expects to complete construction by the end of 2012.

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

At February 28, 2012, the Company acquired another land use right for $536,193 (RMB3.4 million) with useful life of 50 years and is amortizing such right on a straight-line basis for 50 years. As of September 30, 2012, the Company paid in full for this land use right.  In addition, the Company is required to pay an annual fee at $240 per MU (total 17.97 MU for the land) from the second year after commencing of the land filling for 60 years for total of approximately $333,000 (RMB 2.1 million). The payment will be made annually with a 5% increase every 5 years. The Company will record such fees on a straight-line basis in future periods.

The Company acquired a customer relationship with a fair value of $50,000 on August 31, 2011, as part of its acquisition of Diamond Bar. Concurrently with its acquisition of Diamond Bar, the Company entered into a trademark purchase and assignment agreement for all rights, title and interest in two trademarks (Diamond Sofa and Diamond Furniture) for $200,000 paid in full at the closing. Amortization of customer relationship and trademark is provided using the straight-line method and estimated lives were 5 and 10 years, respectively.

Intangible assets consisted of the following at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Land use right	$1,104,777	$572,202
Customer relationship	50,000	50,000
Trademark	200,000	200,000
Less: accumulated amortization	(134,467)	(97,737)

	$1,220,310	$724,465

Amortization of intangible assets was $39,845 and $10,823 for the nine months ended September 30, 2012 and 2011, respectively, and $10,532 and $5,311 for the three months ended September 30, 2012 and 2011, respectively. Annual amortization expense is expected to be approximately $50,400 for each year from 2013 to 2015, and expected to be approximately $49,552 and $40,385 in 2016 and 2017, respectively.

Note 8 - Prepaid Expenses and Other Receivables

Other current assets consisted of the following at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Prepaid expenses	$158,860	$81,841
Other receivables	43,490	32,012
Total	$202,350	$113,853

Other receivables represented cash advances to employees and advertising and exhibition deposits. Prepaid expenses included prepayments for insurance and advertising.

Note 9 - Construction Deposit

At September 30, 2012 and December 31, 2011, the Company had a refundable deposit of $796,241 and $634,830, respectively, to an independent contractor for the Phase II factory construction project and equipment for the facility at Nova Dongguan. Total cost of this project is estimated to be $6.16 million. The Company commenced construction in January 2012 and transferred the deposit to construction in progress. The Company expects to complete construction by the end of 2012.

Note 10 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Other payables	$155,146	$30,011
Salary payable	413,791	497,257
Franchising subsidy	173,997	187,758
Accrued expenses	182,996	119,102

Total	$925,930	$834,128

Accrued expenses represented accrued utility and freight expenses. Other payables represented payables to contractors and vendors other than for purchase of materials. Franchising subsidy represented the accrued amount the Company will pay to its franchisees as a rebate to support their franchise store decoration expense.

Note 11 - Line of Credit

On May 25, 2012, Diamond Bar entered into an agreement with a bank in California for a line of credit up to $5,000,000 with annual interest of 4.5% and maturity on June 15, 2013. The line of credit was secured by all of assets of Diamond Bar Outdoors, Inc., a subsidiary of Nova Lifestyle and guaranteed by Nova Lifestyle. As of September 30, 2012, Diamond Bar had borrowed $3,431,818 from this credit line. During the nine months ended September 30, 2012, the Company paid interest of $39,597.

The loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $3 million; (ii) maintain a current ratio in excess of 1.25 to 1.00; and (iii) maintain a ratio of debt to tangible net worth not in excess of 3.500 to 1.000; (iv) the pre-tax income must be not less than 0.5% of total revenue quarterly. As of September 30, 2012, Diamond Bar was in compliance with all the covenants.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit up to $3,154,077 (RMB 20 million) with maturity on April 24, 2015.  As of September 30, 2012, Nova Dongguan had borrowed $1,103,927 (RMB 7 million) with maturity on May 20, 2013 from this credit line. The loan bears annual interest of 6.94% and requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was secured by the building of Nova Dongguan and guaranteed by Nova Dongguan and the Company’s CEO. During the nine months ended September 30, 2012, the Company paid interest of $23,513.

Note 12 - Related Party Transactions

The Company’s president, Ms. Lam, was the co-founder of KTY International Inc. (“KTY”) (DBA: Diamond Sofa), a former customer of the Company until September 2010, at which time KTY ceased doing business with the Company. In October 2010, Ms. Lam subsequently became the Chief Executive Officer of Diamond Bar, which had acquired the business of Diamond Sofa. The Company appointed Ms. Lam its president and director on June 30, 2011, and, as of such appointment date, Ms. Lam had no ownership interest in Diamond Sofa or Diamond Bar. The Company acquired all the outstanding capital stock of Diamond Bar on August 31, 2011. During the nine and three months ended September 30, 2012, Diamond Sofa accounted for $0 of the Company’s sales. During the nine and three months ended September 30, 2011, Diamond Bar accounted for $902,638 and $277,056, respectively, of the Company’s sales. The accounts receivable from Diamond Sofa and Diamond Bar was $0 and $28,289 at September 30, 2012 and December 31, 2011, respectively.

On August 6, 2011, Diamond Bar leased a warehouse and office in Commerce, California, U.S., under a three-year renewable lease agreement. The warehouse is owned by the spouse of the Company’s president. The monthly rent under this lease is $38,100. Total rental expense for the nine and three months ended September 30, 2012 was $341,000 and $96,000, respectively.

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president. The lease was for $15,192 and only for use during a furniture exhibition held in October 2011. This lease was renewed for another year for the same rate per exhibition on April 1, 2012.

Note 13 - Deferred Rent Payable

Deferred rent payable represented supplemental payments the Company must pay to the residents who originally lived on the land in Dongguan, Guangdong Province, China, to which the Company acquired land use rights for commercial use. The Company was required to pay an annual amount at RMB 800 per mu (or 666.67 square meters) for a total of 60 mu (or 40,000 square meters) starting from 2003 for 60 years. The payment increases 10% every 5 years. The Company recorded such expense on a straight-line basis. During the nine months ended September 30, 2012 and 2011, the Company recorded expense of $13,541 and $9,873, respectively. During the three months ended September 30, 2012 and 2011, the company recorded expense of $6,760 and $3,335, respectively. As of September 30, 2012 and December 31, 2011, the Company had $54,122 and $58,949 of deferred rent payable, respectively.

Note 14 - Due From Factor

On April 10, 2010, Diamond Bar entered into a factoring and security agreement with a credit management company for full factoring services without recourse. The factoring fee for accounts receivable insurance and collection service was 2.25% of each invoice or credit note transferred, but not less than a minimum annual amount of $12,000 payable monthly at $1,000. If Diamond Bar requested financing service in addition to accounts receivable insurance and collection service from the credit management company, the monthly interest charge was one month LIBOR plus 5.37%. The factoring agreement was terminated on December 15, 2011. As of December 31, 2011, the Company had a net due from factor of $203,351 from the credit management company, which was cleared in January 2012.

In January 2012, the Company entered into a factoring and security agreement with another credit management company for accounts receivable insurance and collection service. The factoring fee is 1.5% of each invoice or credit note transferred. As of September 30, 2012, the Company did not have any amounts due from factor.

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

Warrants

Following is a summary of the warrant activity for the nine months ended September 30, 2012:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2012	899,480	$2.00	2.63
Granted	155,100	$4.50	3.00
Exercised	71,300	2.00	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at September 30, 2012	983,280	$2.39	1.94
Exercisable at September 30, 2012	983,280	$2.39	1.94

Shares issued to IR firm

On August 3, 2012, the Company entered into a contract with an investor relations firm. The Company agreed to issue 100,000 shares of common stock to the firm for 24 months of investor relations services. On August 15, 2012, the Company issued the first 50,000 of such 100,000 shares to the investor relations firm, at $2.75 per share, which was the stock price on the date of contract. During the third quarter of 2012, the Company recorded $22,917 as stock-based compensation for two-months of services. The remaining 50,000 common stock shares will be issued to the investor relations firm within 180 business days of the contract signing date.

Note 16 - Statutory Reserves

As a U.S. holding company, the Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries, Nova Dongguan and Nova Macao, only out of the subsidiary’s retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Company’s PRC subsidiaries. Pursuant to the corporate laws of the PRC and Macao, including the PRC Regulations on Enterprises with Foreign Investment, Nova Dongguan and Nova Macao are only required to maintain one statutory reserve by appropriating from after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. As a result of the PRC laws and regulations described below that require such annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as a general statutory reserve fund, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company as a dividend.

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

At September 30, 2012 and December 31, 2011, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital. Nova Dongguan did not make any transfer to surplus reserves due to its accumulated deficit.

Common Welfare Fund

The common welfare fund is a voluntary fund to which Nova Dongguan and Nova Macao can each elect to transfer 5% to 10% of its net income. This fund can only be utilized on capital items for the collective benefit of the subsidiary’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. Nova Dongguan and Nova Macao do not participate in this voluntary fund.

Note 17 - Geographical Sales

Geographical distribution of sales consisted of the following for the nine and three months ended September 30, 2012 and 2011 (unaudited):

	For nine months ended September 30,		For three months ended September 30,
Geographical Areas	2012	2011	2012	2011

China*	$12,621,420	$7,639,488	$5,016,574	$2,685,583
North America	18,282,841	8,836,430	7,822,570	5,058,940
Asia**	715,410	485,839	322,495	177,949
Europe	11,747,812	7,540,789	4,868,838	2,631,431
Australia	522,507	590,796	238,139	283,540
Hong Kong	625,253	376,725	105,307	148,600
Other countries	1,835,949	609,627	830,954	201,431

	$46,351,192	$26,079,694	$19,204,877	$11,187,474
* excluding Hong Kong
** excluding China

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

The following unaudited pro forma consolidated results of operations of Nova LifeStyle and Diamond Bar for the nine and three months ended September 30, 2011, presents the operations of Nova LifeStyle and Diamond Bar as if the acquisition of Diamond Bar occurred on January 1, 2011. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	For the nine months ended September 30,	For the three months ended September 30,
	2011	2011
	(Unaudited)	(Unaudited)
Net sales	$30,627,291	$12,462,962

Net income	$3,147,306	$1,640,614

Basic weighted average shares outstanding	13,451,350	16,431,723
Diluted weighted average shares outstanding	13,522,150	16,641,815

Basic net earnings per share	$0.23	$0.10
Diluted net earnings per share	$0.23	$0.10

Net sales and net income of Diamond Bar included in the consolidated income statement for the nine months ended September 30, 2012, were $12,451,742 and $1,230,494, respectively; net sales and net income for the three months ended September 30, 2012 were $5,870,045 and $892,302, respectively.

Note 19 - Commitments and Contingencies

Lease Commitment

The Company has entered into several lease agreements for office, warehouse and showroom space. Total rental expense for the nine months ended September 30, 2012 and 2011, was $409,900 and $56,394, respectively, and $118,900 and $49,463 for the three months ended September 30, 2012 and 2011, respectively. The estimated annual rental expense for lease commitment is as follows:

Year	Amount
2012 (October 1 to December 31)	$156,000
2013	468,000
Total	$624,000

Capital Contribution

Nova Dongguan’s total registered capital is $20 million. As of September 30, 2012 and December 31, 2011, Nova Dongguan has received $13.60 million and $11.89 million in capital contributions, respectively. The remaining $6.40 million of additional capital contribution was due by June 30, 2012. Nova Dongguan received an additional $1.00 million in August 2012, and the Dongguan Municipal Foreign Trade and Economic Cooperation Bureau allowed Nova Dongguan to fulfill the remaining amount of capital contributions from its shareholders by June 30, 2013. The Company may apply for an extension of the payment period or reduction of the capital contribution requirement, if needed, as allowed by PRC regulations for foreign-invested enterprises. If the Company does not receive an extension or reduction of registered capital, and is unable to make the required capital contribution to registered capital, Nova Dongguan may be subject to a negotiated penalty related to the unsatisfied portion of registered capital.

Employment Agreements

On June 30, 2011, the Company entered into one-year employment agreements with Ya Ming Wong and Yuen Ching Ho to serve as the Company’s Chief Executive Officer and Chief Financial Officer, respectively. The agreements provide for annual salaries of $100,000 and $80,000, respectively, and annual bonuses at the sole discretion of the Board of Directors. The agreements were automatically extended for another year at June 30, 2012.

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

Accounts Receivable

Our policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  The Company maintained an allowance for bad debt of $246,998 as of September 30, 2012.

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

As of September 30, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Results of Operations

Comparison of Three Months Ended September 30, 2012 and 2011

The following table sets forth the results of our operations for the three months ended September 30, 2012 and 2011. Certain columns may not add due to rounding.

	Three Months Ended September 30,
	2012 (Unaudited)		2011 (Unaudited)
	$	% of Sales	$	% of Sales
Net sales	19,204,877		11,187,474
Cost of sales	15,369,908	80%	7,994,772	71%
Gross profit	3,834,969	20%	3,192,702	29%
Operating expenses	2,064,797	11%	1,192,314	11%
Income from operations	1,770,172	9%	2,000,388	18%
Other income (expenses), net	(15,737)	-%	(40,975)	-%
Income tax expense	510,542	3%	277,824	3%
Net income	$1,243,893	6%	$1,681,589	15%

Net Sales

Net sales for the three months ended September 30, 2012 were $19.20 million, an increase of 72% from $11.19 million in the same period of 2011. The increase in net sales resulted primarily from a 22% increase in sales volume in the three months ended September 30, 2012. The newly acquired subsidiary Diamond Bar brought $6.04 million to sales for the three months ended September 30, 2012. Our overall average selling price increased approximately 54% in the three months ended September 30, 2012 compared to the same period of 2011, resulting primarily from both China domestic market and worldwide increased sales volume of higher-margin products and finished goods purchased from third party manufacturers (but with relatively lower profit margin). Our largest selling product categories in the three months ended September 30, 2012 were dining tables, cabinets and sofas, which accounted for approximately 20%, 17% and 14% of sales, respectively, whereas our largest selling product categories in the same period of 2011 were sofas, dining tables and cabinets, which accounted for 19%, 16% and 16% of sales, respectively.

Sales to international markets increased $5.69 million in the three months ended September 30, 2012 compared to the same period of 2011 principally as a result of increased sales in North America. North American sales increased 55% to $7.82 million in the three months ended September 30, 2012 compared to $5.06 million in the same period of 2011 as we aggressively expanded sales to the U.S. market and began integrating the operations of our newly acquired subsidiary, Diamond Bar. Sales to Australia decreased slightly by $45,401 in the three months ended September 30, 2012 to $238,139 compared to sales of $283,540 for the same period of 2011. As part of our gradual change in sales and marketing strategy in 2012, we increased marketing efforts in the U.S. and China markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Europe were $4.87 million in the three months ended September 30, 2012, increased 85% from $2.63 million in the same period of 2011. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. A continued effort in Hong Kong and other countries, resulted in sales of $1.26 million to these regions in the three months ended September 30, 2012, compared to $0.53 million in the same period of 2011.

Sales to China, which includes sales to franchisees in addition to wholesalers and agents to domestic retail stores and distributors for the export market, accounted for 26% of sales in the three months ended September 30, 2012 compared to 24% of sales in the same period of 2011. Sales to franchisees selling our branded products in China contributed approximately $1.28 million or 26% of our total China sales in the three months ended September 30, 2012 compared to $1.56 million or 58% in the same period of 2011. We first entered into product franchise agreements with stores in China during the first quarter of 2010, with sales commencing during the second quarter of 2010. Overall sales to China increased 87% to $5.02 million in the three months ended September 30, 2012 compared to $2.69 million in the same period of 2011. We anticipate increasing sales volume in China as our franchise store network continues to expand and we commence internet sales of our branded products.

Cost of Sales

Cost of sales consists primarily of material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 92% to $15.37 million in the three months ended September 30, 2012 compared to $7.99 million in the same period of 2011 due primarily to an increase in sales and production. Cost of sales for products that we manufactured was $4.98 million in the three months ended September 30, 2012, a 34% increase from $3.72 million in the same period of 2011. Material costs, labor costs and related overhead accounted for 75%, 18% and 7% of cost of sales for such products in the three months ended September 30, 2012 compared to 71%, 21% and 8% in the same period of 2011, respectively. The cost of products purchased from third party manufacturers increased 143% to $10.39 million in the three months ended September 30, 2012 from $4.27 million in the same period of 2011. Cost of sales as a percentage of net sales was 80% in the three months ended September 30, 2012 compared to 71% in the same period of 2011. The increase in cost of sales as a percentage of net sales from the three months ended September 30, 2012 to the comparable period of 2011resulted primarily from increased cost of products purchased from third party manufacturers as well as increased cost of raw material as a result of continuous inflation in China.

Gross Profit

Gross profit increased 20% to $3.83 million in the three months ended September 30, 2012 compared to $3.19 million in the same period of 2011. Our gross profit margin decreased to 20% in the three months ended September 30, 2012 compared to 29% in the same period of 2011. The decrease in gross profit margin resulted primarily from increased cost of sales as a percentage of net sales, which was due primarily to changes in our sales and marketing strategy that included increased products purchased from other manufacturers and overall price increases on raw material and labor as a result of continuous inflation in China; in addition, we attracted more sales orders from certain big trading company customers by lowering the selling price to them. Management believes that our gross profit margin will stabilize at approximately 30% as our mix of product offerings broadens and more of the increased raw materials costs are passed through to customers as we renegotiate pricing with our customers on existing products and introduce new product collections, and adjust our product pricing under our product franchise agreements in China.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses. Operating expenses increased 73% to $2.06 million in the three months ended September 30, 2012 from $1.19 million in the same period of 2011. Selling expense increased 130% to $0.97 million due primarily to increased sales, an increase of salary, rent and an increase of marketing expense, including tradeshow expense related to our expansion in the China retail market. General and administrative expense increased 42% to $1.09 million mainly due to increase of salary, repairs and maintenance, research and development and increased compliance costs including audit, legal and consulting expenses during the period.

Other Income (Expense), net

Other expense was $15,737 in the three months ended September 30, 2012 compared with other expense of $40,975 in the same period of 2011, a decrease of $25,238. The decrease in other expense resulted primarily from the decreased financial expense which includes interest expense and non-operating expense, despite foreign exchange transaction loss of $23,936 in the three months ended September 30, 2012 compared to foreign exchange transaction loss of $18,721 in the same period of 2011 for our sales in international markets.

Net Income

Net income decreased 26% to $1.24 million in the three months ended September 30, 2012 from $1.68 million in the same period of 2011. Our net profit margin was 6% in the three months ended September 30, 2012, which was lower than the rate in the same period of 2011 of 15%, due to the reasons described above.

Earnings Per Share

In the third quarter of 2012, basic and diluted earnings per share were $0.07, compared with $0.10 in the same period last year.  It must be noted that EPS in the third quarter of 2012 was calculated on the basis of 18,518,089 basic and 18,709,596 diluted weighted average shares outstanding, respectively, compared with 16,431,723 basic and 16,641,815 diluted weighted average shares outstanding in the third quarter of 2011.

Comparison of Nine Months Ended September 30, 2012 and 2011

The following table sets forth the results of our operations for the nine months ended September 30, 2012 and 2011. Certain columns may not add due to rounding.

	2012		2011
	$	% of Sales	$	% of Sales
Net sales	46,351,192		26,079,694
Cost of sales	35,690,294	77%	18,645,205	71%
Gross profit	10,660,898	23%	7,434,489	29%
Operating expenses	5,904,038	13%	3,404,421	13%
Income from operations	4,756,860	10%	4,030,068	16%
Other income (expenses), net	(61,699)	-%	(107,552)	-%
Income tax expense	1,047,646	2%	655,859	3%
Net income	3,647,515	8%	3,266,657	13%

Net Sales

Net sales for the nine months ended September 30, 2012 were $46.35 million, an increase of 78% from $26.08 million in the same period of 2011. The increase in net sales resulted primarily from a 49% increase in average selling price and 25% increase in sales volume in the nine months ended September 30, 2012. The newly acquired subsidiary Diamond Bar brought $12.72 million to sales for the nine months ended September 30, 2012. Our overall average selling price increased approximately 49% in the nine months ended September 30, 2012 compared to the same period of 2011, resulting primarily from both China domestic market and worldwide increased sales volume of higher-margin products and finished goods purchased from third party manufacturers (but with relatively lower profit margin). Our largest selling product categories in the nine months ended September 30, 2012 were cabinets, dining tables and sofas, which accounted for approximately 21%, 16% and 16% of sales, respectively, whereas our largest selling product categories in the same period of 2011 were sofas, dining tables and cabinets, which accounted for 22%, 16% and 14% of sales, respectively.

Sales to international markets increased $15.29 million in the nine months ended September 30, 2012 compared to the same period of 2011 principally as a result of increased sales in North America. North American sales increased 107% to $18.28 million in the nine months ended September 30, 2012 compared to $8.84 million in the same period of 2011 as we aggressively expanded sales to the U.S. market and began integrating the operations of our newly acquired subsidiary, Diamond Bar. Sales to Australia decreased in the nine months ended September 30, 2012 compared to the same period of 2011, primarily because of the ongoing economic crisis and our changing sales and marketing strategy to diversify international sales. As part of our gradual change in sales and marketing strategy in 2012, we increased marketing efforts in the U.S. and China markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Europe were $11.74 million in the nine months ended September 30, 2012, increased 56% from $7.54 million in the same period of 2011. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. A continued effort in Hong Kong and other countries, resulted in sales of $3.17 million to these regions in the nine months ended September 30, 2012, compared to $1.47 million in the same period of 2011.

Sales to China, which includes sales to franchisees in addition to wholesalers and agents to domestic retail stores and distributors for the export market, accounted for 27% of sales in the nine months ended September 30, 2012 compared to 29% of sales in the same period of 2011. Sales to franchisees selling our branded products in China contributed approximately $2.81 million or 22% of our total China sales in the nine months ended September 30, 2012 compared to $4.31 million or 56% in the same period of 2011. We first entered into product franchise agreements with stores in China during the first quarter of 2010, with sales commencing during the second quarter of 2010. Overall sales to China increased 29% to $12.62 million in the nine months ended September 30, 2012 compared to $7.64 million in the same period of 2011. We anticipate increasing sales volume in China as our franchise store network continues to expand and we commence internet sales of our branded products.

Cost of Sales

Cost of sales consists primarily of material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 91% to $35.69 million in the nine months ended September 30, 2012 compared to $18.64 million in the same period of 2011 due primarily to an increase in sales and production. Cost of sales for products that we manufactured was $13.86 million in the nine months ended September 30, 2012, a 20% increase from $11.52 million in the same period of 2011. Material costs, labor costs and related overhead accounted for 76%, 18% and 7% of cost of sales for such products in the nine months ended September 30, 2012 compared to 73%, 20% and 7% in the same period of 2011, respectively. The cost of products purchased from third party manufacturers increased 206% to $21.84 million in the nine months ended September 30, 2012 from $7.13 million in the same period of 2011. Cost of sales as a percentage of net sales was 77% in the nine months ended September 30, 2012 compared to 71% in the same period of 2011. The increase in cost of sales as a percentage of net sales from the nine months ended September 30, 2012 to the comparable period of 2011 resulted primarily from increased cost of products purchased from third party manufacturers as well as increased cost of raw material as a result of continuous inflation in China.

Gross Profit

Gross profit increased 43% to $10.66 million in the nine months ended September 30, 2012 compared to $7.43 million in the same period of 2011. Our gross profit margin decreased to 23% in the nine months ended September 30, 2012 compared to 29% in the same period of 2011. The decrease in gross profit margin resulted primarily from increased cost of sales as a percentage of net sales, which was due primarily to changes in our sales and marketing strategy that included increased products purchased from other manufacturers and decreased percentage of self-produced products, and overall price increases on raw material as a result of continuous inflation in China; in addition, we attracted more sales orders from certain big trading company customers by lowering the selling price to them. Management believes that our gross profit margin will stabilize at approximately 30% as our mix of product offerings broadens and more of the increased raw materials costs are passed through to customers as we renegotiate pricing with our customers on existing products and introduce new product collections, and adjust our product pricing under our product franchise agreements in China.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses. Operating expenses increased 73% to $5.90 million in the nine months ended September 30, 2012 from $3.40 million in the same period of 2011. Selling expense increased 91% to $2.32 million due primarily to increased sales, an increase of salary and commission to sales persons, warehouse rents, shipping cost and an increase of marketing expense, including advertisement, promotional expense and tradeshow expense related to our expansion in the China retail market. General and administration expense increased 58% to $3.46 million due primarily to an increase of employee compensation, insurance, research and development, rent, travel, and increased compliance costs including audit, legal and consulting expenses as a result of being a U.S. public company since mid-2011. In addition, we recorded an allowance for bad debt for $246,998 during the nine months ended September 30, 2012.

Other Income (Expense)

Other expense was $61,699 in the nine months ended September 30, 2012, compared with other expense of $107,552 in the 2011 period, a decrease of $45,853. The decrease in other expense was due primarily to increased foreign exchange transaction gain of $39 compared to foreign exchange transaction loss of $79,450 for our sales in international markets.

Net Income

Net income was $3.65 million in the nine months ended September 30, 2012, an increase of 12% from $3.27 million in the 2011 period. Our net profit margin was 8% for the nine months ended September 30, 2012, a decrease of 5% from 13% for the 2011 period, due to the reasons explained above.

Earnings Per Share

In the nine months ended September 30, 2012, basic and diluted earnings per share were $0.20, compared with $0.24 in the same period last year.  It must be noted that EPS in the nine months ended September 30, 2012 was calculated on the basis of 18,460,955 basic and 18,652,892 diluted weighted average shares outstanding, respectively, compared with 13,451,350 basic and 13,522,150 diluted weighted average shares outstanding in the comparable period of 2011.

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

As we continue to execute our growth strategy focused on aggressively expanding sales, particularly in the U.S. and China, we remain focused on improving net margins and bottom line growth.  As noted above, a particular focus in this regard is on reducing reliance on lower margin third party manufacturing and expansion of our own higher margin production facilities. We also believe there is elasticity in pricing our higher end products and an ongoing opportunity to improve our product mix which should help us to stay in step with cost increases.  We further believe that increased direct sales in China, including the start-up of internet sales platform, which was completed in the third quarter, for us to take orders via internet in China, will positively impact profitability.

As explained in this report, the year over year increase in diluted shares outstanding, is a consequence of two private placement financings we completed in August, 2011 and January, 2012. In August 2011, we completed a private placement of our common stock whereby we raised $4.50 million (net proceeds of $3.86 million).  In January 2012, we completed an additional private placement of our common stock whereby we raised $2.07 million (net proceeds of $1.75 million). As described in this report, the Company relies primarily on internally generated cash flow to support growth, but nevertheless may seek additional financing in the form of bank loans or other credit facilities or funds raised through future offerings of our equity or debt, if and when we determine such offerings are required. Should we determine to seek any such financing over the next twelve months, given our strong balance sheet as of September 30, 2012, and the current low interest rate environment, we believe it would most likely be in the form of non-diluting debt.

On May 25, 2012, Diamond Bar entered into an agreement with a bank in California for a line of credit up to $5,000,000 with annual interest of 4.5% and maturity on June 15, 2013. The line of credit was guaranteed by Nova Lifestyle. As of September 30, 2012, Diamond Bar borrowed $3,431,818 from this credit line. The loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $3 million; (ii) maintain a current ratio in excess of 1.25 to 1.00; and (iii) maintain a ratio of debt to tangible net worth not in excess of 3.500 to 1.000; (iv) the pre-tax income must be not less than 0.5% of total revenue quarterly. As of September 30, 2012, Diamond Bar was in compliance with all the covenants. During the nine months ended September 30, 2012, the Company paid interest of $39,597.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit up to $3,154,077 (RMB 20 million) with maturity on April 24, 2015.  As of September 30, 2012, Nova Dongguan had borrowed $1,103,927 (RMB 7 million) with maturity on May 20, 2013 from this credit line. The loan bears annual interest of 6.94% and requires monthly payment of the interest; the interest rate will be adjusted annually. The loan was guaranteed by Nova Dongguan and the Company’s CEO. During the nine months ended September 30, 2012, the Company paid interest of $23,513.

We had net working capital of $19,431,934 at September 30, 2012, an increase of $3,134,019 from net working capital of $16,297,915 at December 31, 2011. The ratio of current assets to current liabilities was 2.69-to-1 at September 30, 2012.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2012 and 2011:

	2012	2011
Cash provided by (used in):
Operating activities	$(3,907,024)	$766,803
Investing activities	(3,520,483)	(1,600,216)
Financing activities	6,639,739	4,028,346

Net cash used in operating activities was $3.91 million in the nine months ended September 30, 2012, a decrease of cash inflow of $4.67 million or 610% from $0.77 million of cash provided by operating activities in the same period of 2011. The increase in cash outflow was attributable primarily to significant payments made for outstanding accounts payable as a result of increased purchases, and increased accounts receivable outstanding, advances to suppliers and inventory on hand as a result of our significant increase in sales, even though we had increased net income.

Net cash used in investing activities was $3.52 million in the nine months ended September 30, 2012, an increase of $1.92 million or 120% from $1.60 million in the same period of 2011. In the nine months ended September 30, 2012, we paid $0.59 million for the acquisition of property and equipment, $0.54 million payment for the acquisition of a land use right, $0.80 for deposit on factory construction and $1.60 million for construction in progress. In the same period of 2011, we paid $0.35 million for the acquisition of property and equipment, $0.45 million for acquisition of Diamond Bar Outdoor and $0.20 million for acquisition of trademarks, $0.12 million for acquisition of heritage and cultural assets and $0.62 million for deposit on factory construction.

Net cash provided by financing activities was $6.64 million in the nine months ended September 30, 2012 compared to the cash inflow of $4.03 million in the same period of 2011. In the nine months ended September 30, 2012, we received $4.54 million from bank loans, $1.75 million from a private placement, and $0.14 million from warrants exercised. In the comparable period of 2011, we had $1.36 million repayment from a related party, and $3.86 million from a private placement, but offset with $1.56 million advance to related parties.

As of September 30, 2012, we had gross accounts receivable of $24,699,855, of which $17,533,519 was with aging within 90 days, $7,166,336 was with aging over 90 days; we had an allowance for bad debt of $246,998 for accounts receivables. The increase in accounts receivable resulted primarily from increased sales in the nine months ended September 30, 2012.

On November 16, 2009, the Foreign Trade and Economic Cooperation Bureau of Dongguan approved an increase in the registered capital of Nova Dongguan from $8 million to $20 million, with the $12 million in additional contribution of capital to be paid within two years, for which we received an extension. As of September 30, 2012, Nova Dongguan has received additional capital contributions of $13.60 million. The remaining $6.40 million of additional contribution to capital was due by June 30, 2012, but was extended to June 30, 2013. We may apply for another extension of the payment period and a reduction of the registered capital requirement, as allowed by PRC regulations for foreign-invested enterprises. If we do not receive an extension or reduction of registered capital, and we are unable to make the required contribution to registered capital, Nova Dongguan may be required to pay a negotiated penalty, typically 3% to 5% of the unsatisfied contribution of registered capital remaining outstanding, or up to $370,000 based on the amount remaining outstanding as of September 30, 2012. After a six-month period following payment of any such penalty, Nova Dongguan may request a reduction of its registered capital to the amount already contributed with the outstanding balance waived without risk of business license revocation. Although repatriation of profits or dividends by Nova Dongguan will require approval by the SAFE until the contribution of capital is satisfied or the registered capital requirement is reduced to the amount contributed, based upon our prior working experience with the relevant PRC government agencies, we believe that such approval would be granted.  Nova Dongguan received additional $1 million registered capital in August 2012, and, as noted above, was allowed to fulfill the remaining amount of capital contribution by June 30, 2013.

Private Placement

On August 18, 2011, we completed a closing of a private placement pursuant to which we sold 2,998,267 units, each such unit consisting of 1 share of our common stock and a warrant to purchase 15% of 1 share of our common stock, at $1.50 per unit for gross proceeds of $4,497,401 (net proceeds of $3,859,933 after commission and offering-related costs). The warrants are immediately exercisable, expire on the third anniversary of their issuance and entitle the holders to purchase 449,740 shares of our common stock at $2.00 per share. We may call the warrants at $4.00 per share at any time after: (i) a registration statement registering the common stock underlying the warrants becomes effective; (ii) the common stock is listed on a national securities exchange; and (iii) the closing price of the common stock equals or exceeds $4.00. We paid the placement agent in the private placement commissions consisting of $449,740 and warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 449,740 shares of our common stock. Certain purchasers of the units and the placement agent received registration rights pursuant to a registration rights agreement that requires us to register the shares of common stock and the shares of common stock issuable upon exercise of the warrants issued to such shareholders in the private placement. The registration statement with respect to such securities was declared effective on October 28, 2011. On March 20, 2012, the Company filed a post effective amendment for the registration statement with SEC and it has not been declared effective yet . During the nine months ended September 30, 2012, 71,300 shares of warrants were exercised at $2 per share.

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

Line of Credit

On May 25, 2012, Diamond Bar entered into an agreement with a bank in California for a line of credit up to $5,000,000 with annual interest of 4.5% and maturity on June 15, 2013. The line of credit was secured by all of the assets of Diamond Bar Outdoors, Inc., a subsidiary of Nova Lifestyle and guaranteed by Nova Lifestyle. As of September 30, 2012, Diamond Bar borrowed $3,431,818 from this credit line. The loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $3 million; (ii) maintain a current ratio in excess of 1.25 to 1.00; and (iii) maintain a ratio of debt to tangible net worth not in excess of 3.500 to 1.000; (iv) the pre-tax income must be not less than 0.5% of total revenue quarterly. As of September 30, 2012, Diamond Bar was in compliance with all the covenants. During the nine months ended September 30, 2012, the Company paid interest of $39,597.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit up to $3,154,077 (RMB 20 million) with maturity on April 24, 2015.  As of September 30, 2012, Nova Dongguan borrowed $1,103,927 (RMB 7 million) with maturity on May 20, 2013 from this credit line. The loan bears annual interest of 6.94% and requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was secured by the building of Nova Dongguan and guaranteed by Nova Dongguan and the Company’s CEO. During the nine months ended September 30, 2012, the Company paid interest of $23,513.

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

Our standard payment term for accounts receivable is 30 - 120 days. We give an extended payment term to certain of our major customers of up to 180 days, but have since reduced this payment term to 120 days beginning in 2011. During the nine months ended September 30, 2012, we had accounts receivable turnover of 2.85 on an annualized basis, with sales outstanding of 130 days and inventory turnover of 20.57 on an annualized basis.  During the nine months ended September 30, 2011, we had accounts receivable turnover of 3.70 on an annualized basis, with sales outstanding of 98 days and inventory turnover of 19.64 on an annualized basis.

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

Sales to international markets typically are made through letters of credit, but for some long-term, high volume customers, such as Actona Company, we accept telegraphic transfer, or T/T, with a payment term of 15 days after delivery. Historically, we have not experienced bad debts from our sales to international markets. Our accounts receivable related to sales to international markets typically are less than three months, depending on customer shipment schedules. We expect the balance of accounts receivable to decrease as our new sales strategy and shortened payment term to our major customers in the international markets takes effect along with our new payment terms for franchisees. We had an allowance for bad debt of $246,998 as of September 30, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective as of such date as identified in our internal control over financial reporting below.

Notwithstanding this material weakness, our management has concluded that, based upon the interim remediation of internal control described below under “Changes in Internal Control over Financial Reporting”, our consolidated financial statements for the periods covered by and included in this report are prepared in accordance with U.S. GAAP and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Changes in Internal Control over Financial Reporting

As of September 30, 2012, we have identified certain matters that constituted a material weakness in our internal control over financial reporting. Specifically, our Board of Directors currently lacks independent directors and an audit committee, and we lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

We have taken, and are taking, certain actions to remediate this material weakness related to our lack of U.S. GAAP experience. We have hired an outside consultant from March 2012 to assist in testing and improving our internal controls and for the design of effective documented financial accounting policies and procedures for our U.S. parent company and all subsidiaries. We plan to hire additional credentialed professional staff and consulting professionals with greater knowledge of U.S. GAAP in our operations and the requirements of Section 404 of the Sarbanes-Oxley Act to oversee our financial reporting process in order to ensure our compliance with U.S. GAAP and the relevant securities laws. In addition, we plan to provide additional training to our accounting staffs on U.S. GAAP, the Sarbanes-Oxley Act and the requirements of the PCAOB regarding the preparation of financial statements. We intend to add independent directors and establish an audit committee as a separately designated committee of the Board of Directors with a written charter. We also intend to appoint an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K as a requirement to the listing of our common stock on a national securities exchange. Until such time as we hire qualified accounting personnel and train our current accounting personnel with the requisite U.S. GAAP experience, we intend to mitigate this material weakness by engaging an outside CPA to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP.

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

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 15th, 2012, the Company issued 50,000 shares of its Common Stock to an investor relations firm for its investor relations services, pursuant to an Investor Relations Contract between the two parties.

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

NOVA LIFESTYLE, INC.
(Registrant)
Date: November 14, 2012	By:	/s/ Ya Ming Wong
Ya Ming Wong Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2012		/s/ Yuen Ching Ho
Yuen Ching Ho Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101.INS‡	XBRL Instance Document
101.SCH‡	XBRL Schema Document
101.CAL‡	XBRL Calculation Linkbase Document
101.DEF‡	XBRL Definition Linkbase Document
101.LAB‡	XBRL Label Linkbase Document
101.PRE‡	XBRL Presentation Linkbase Document

† Filed herewith
‡ Furnished herewith