Form 10-K
period 2012-12-31
Nova Lifestyle, Inc.
filed 2013-04-01
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐                      No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $21,619,468, computed by reference to $3.29 as of June 30, 2012, which is less than $75,000,000.

As of March 26, 2013, there were 18,536,567 shares of common stock outstanding.

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

PART I
Item 1. Business

Our Company

Nova LifeStyle Inc. is a broad based manufacturer of contemporary styled residential furniture incorporated into a dynamic marketing and sales platform offering retail as well as online selection and purchase fulfillment globally.  We monitor popular trending and work to create design elements that are then integrated into our product lines that can be used as both stand alone as well as whole room and home furnishing solutions.  Through our global network, Nova LifeStyle also sells (through an exclusive third party manufacturing partner) a managed variety of high quality bedding foundation components.

Nova's LifeStyle brand family currently includes Diamond Sofa (www.diamondsofa.com), Colorful World, Giorgio Mobili, and will include Bright Swallow International Group Limited beginning in the second quarter of 2013.

Our customers principally consist of distributors and retailers having a specific geographic coverage that deploy middle to high end private label home furnishings having very little competitive overlap within our specific furnishing product or product lines.  Nova LifeStyle is constantly seeking to integrate new sources of distribution and manufacturer(s) that are properly aligned with our growth strategy thus allowing us to continually focus on building both same store sales growth as well as drive the expansion of our overall distribution and manufacturing relationships through the deployment of popular as well as trend based furnishing solutions worldwide.

Our acquisition of Bright Swallow International Group Limited (Bright Swallow), an established furniture company with a global client base will be finalized in late April of 2013 as that purchase becomes an integral part of the Nova LifeStyle brand family. Bright Swallow posted revenues of just over $14 million for FY 2012 and its complementary product line and geographical reach will offer Nova LifeStyle an ideal opportunity to expand its overall global market presence.  One of Bright Swallow’s current clients, Canadian based The Brick Limited (www.TheBrick.com) has over 200 locations and provides an excellent example of this exceptional integration opportunity. This new brand also provides Nova LifeStyle with an excellent opportunity to market to existing Bright Swallow partners and increase its sales accordingly.  A British Virgin Island company with its principal offices in Jiaxing City, Zhejiang Province, Bright Swallow has grown steadily over the years and has an excellent management team in place that will become a part of the Nova LifeStyle team. Nova LifeStyle Inc. has assumed primary management for the operation of Bright Swallow and under the terms all issued and outstanding shares of Bright Swallow will be transferred to Nova by Bright Swallow's sole owner Mr. Zhu Wei. The purchase price is $6.5 million in cash; and Nova previously paid $3 million as a refundable deposit; the remainder of the purchase price will be paid upon completion of all aspects of the transfer of ownership which the parties are in the process of finalizing and anticipate it will be completed by the end of April 2013.

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

Our History

We are a U.S. holding company with no material assets other than the ownership interests of our wholly owned subsidiaries through which we market, design, manufacture and sell residential furniture worldwide: Nova Furniture (Dongguan) Co., Ltd., Nova Furniture Macao Commercial Offshore Limited, Nova Dongguan Chinese Style Furniture Museum and Diamond Bar Outdoors, Inc., which we refer to as Nova Dongguan, Nova Macao, Nova Museum and Diamond Bar, respectively. Nova Dongguan is a wholly foreign-owned enterprise, or WFOE, and was incorporated under the laws of the PRC on June 6, 2003. Nova Macao was organized under the laws of Macao on May 20, 2006. Nova Dongguan and Nova Macao are wholly owned subsidiaries of Nova Furniture Limited, which we refer to as Nova Furniture, our wholly owned subsidiary organized under the laws of the British Virgin Islands, or the BVI. Nova Dongguan organized Nova Museum on March 17, 2011, as a non-profit organization under the laws of the PRC engaged in the promotion of the culture and history of furniture in China. Diamond Bar, doing business as Diamond Sofa, was incorporated in California on June 15, 2000. Nova Dongguan markets and sells our products in China to stores in our franchise network and to wholesalers and agents for domestic retailers and exporters. Nova Dongguan also provides the design expertise and facilities to manufacture our branded products and products for international markets under original design manufacturer and original equipment manufacturer agreements, or ODM and OEM agreements. Nova Macao is a trading company, importing, marketing and selling products designed and manufactured by Nova Dongguan and third party manufacturers for the U.S. and international markets. As of January, 2013 Nova Macao manages all aspects of Nova Dongguan’s export market. Diamond Bar markets and sells products manufactured by us and third party manufacturers under the Diamond Sofa brand to distributors and retailers principally in the U.S. market.

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

Nova Furniture was incorporated on April 29, 2003, by our Chairman and Chief Executive Officer, Ya Ming Wong, and Chief Financial Officer, Yuen Ching Ho. Nova Furniture subsequently formed Nova Dongguan as a WFOE on June 6, 2003. On March 8, 2005, Messrs. Wong and Ho formed Nova Furniture Holdings Limited, which we refer to as Nova Holdings, a corporation organized under the laws of the BVI, and transferred their equity interests in Nova Furniture to Nova Holdings. As a result of this transaction, Nova Furniture became a wholly owned subsidiary of Nova Holdings. Nova Holdings subsequently formed two wholly owned subsidiaries as trading companies for Nova Dongguan products: Nova Furniture Hong Kong Limited, a company incorporated under the laws of Hong Kong on April 19, 2005, or Nova Hong Kong, and Nova Macao on May 20, 2006. Nova Hong Kong ceased doing business in October 2010 to consolidate our trading operations, and on February 28, 2011, Nova Holdings applied to the relevant Hong Kong government authorities to deregister the subsidiary. On January 3, 2011, Nova Furniture issued an additional 9,998 shares of its capital stock, of which 8,123 shares were issued to Nova Holdings and 1,875 shares were issued to St. Joyal, an unrelated California corporation engaged in business investment and development. St. Joyal, from time to time since 2009, has introduced us to prospective customers through its business contacts with U.S. domestic furniture wholesalers and retailers. Following this issuance, Nova Holdings and St. Joyal held 81.25% and 18.75%, respectively, of the equity interests in Nova Furniture. St. Joyal is committed pursuant to a shareholder agreement dated January 1, 2011, or the St. Joyal Shareholder Agreement, to pay $2.4 million by January 1, 2014, for its 18.75% equity interest in Nova Furniture, of which St. Joyal has paid $0.45 million as of December 31, 2012. The St. Joyal Shareholder Agreement also provides for St. Joyal to assist in expanding our direct sales customer base in the U.S. On January 14, 2011, Nova Holdings transferred its equity interest in Nova Macao to Nova Furniture, which was accounted for as a reorganization of entities under common control. As a result of this transaction, Nova Macao became a wholly owned subsidiary of Nova Furniture.

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

Our organizational structure, assuming the completion of our acquisition of Bright Swallow, is set forth in the following diagram:

Our Products

We market and develop modern home furniture for today’s middle class, urban consumer in diverse markets worldwide. Our product offerings feature urban contemporary styles offering comfort and functionality in matching furniture collections and upscale luxury pieces appealing to lifestyle-conscious middle and upper middle-income consumers. Many of our products are part of multi-piece lifestyle collections in distinctive styles targeted at the medium and upper-medium price ranges and feature upholstered, wood and metal-based residential furniture pieces. We classify our products by room~~;~~ or series; including living room, dining room, bedroom and home office, and by category or piece such as sofas, chairs, dining tables, beds, entertainment consoles, cabinets and cupboards. Our largest selling product categories in 2012 were dining tables, sofas and cabinets, which accounted for approximately 22%, 21% and 18% of sales, respectively, whereas our largest selling product categories in 2011 were sofas,  dining tables and chairs, which accounted for 22%, 17% and 15% of sales, respectively. Our products are manufactured primarily from medium-density fiberboard, or MDF board, and particleboard covered with veneers or lacquers and combined with other materials, including steel, glass, marble, leather and fabrics.

Our product offerings consist of a mix of furnishings designed and manufactured by us and products sourced from third party manufacturers. We operate manufacturing facilities through our wholly owned subsidiary, Nova Dongguan, and have developed a design process that enables us to better manage the short product life cycle for furniture designs by anticipating and responding quickly to changing consumer preferences. Through market research, customer feedback, and ongoing design development; we identify new trends and customer needs in our target markets for incorporation into new products, collections and brands. Our products and collections are designed to appeal to consumer preferences in specific markets. We develop both individual pieces and collections for entire rooms, which feature matching furniture suites, providing convenient whole-home furnishing options for lifestyle-conscious end consumers. We generally introduce new collections and styles by participating in international furniture exhibitions and through our sample rooms, and support new product launches with promotions, product brochures and online marketing. Our staff works with customers worldwide to design store and showroom layouts that highlight our matching furniture collections by displaying complete and fully accessorized room settings instead of individual furniture pieces. We believe that this style of presentation in stores encourages consumers to purchase an entire room of furniture instead of individual pieces from different brands or manufacturers. We also source finished products based on our designs or those of our customers from third party manufacturers in order to provide products we do not manufacture currently or to fulfill orders placed by customers in international markets. We believe that our products feature the quality, appearance, functionality and price points sought by today’s middle to upper middle-income consumer in China, the U.S. and international markets.

China Market

Consumer demand for furniture in China has continued to grow in recent years, with consumption of furniture in China up 27% in 2012 from 2011, while furniture exports increased 28.7% from 2011, according to the National Bureau of Statistics of China (NBS).The expansion of the retail furniture market in China is due, in part, to the country’s rapid economic growth. According to the China National Furniture Association, domestic consumption will be the principal development driver of furniture production in China going forward. China’s real Gross Domestic Product, or GDP, growth rate was 7.8% in 2012, and has grown an average of 9.8% annually since 2006, according to the International Monetary Fund, or the IMF, “China Economic Outlook” from February 2012, or the IMF China Outlook. China’s GDP is expected to continue to grow at a rate of 8.2% in 2012 despite the recent slowdown in global markets, according to the IMF China Outlook. China has a large population, including a rapidly expanding middle class and young, urban consumer bases, that offers a large pool of potential consumers for our products. China’s market population of middle class and affluent consumers is projected to grow to more than 400 million by 2020 from the approximately 150 million in 2010, according to the Boston Consulting Group’s “Big Prizes in Small Places; China’s Rapidly Multiplying Pockets of Growth” report from November 2010. Economic growth in China has led to greater levels of personal disposable income and increased spending among China’s expanding middle class consumer base. Furthermore, the economic and social development in China has brought about greater urbanization, with urban residents exceeding 51% of the population in 2011 compared to approximately 36% of the population in 2000, according to the NBS. This urbanization trend and expanding middle class has promoted increased investment in commercial residential buildings and new housing starts in China, which increased 11.4% in 2012. As apartment and homeownership continues to rise in China, we believe that sales in the furniture industry will also improve.

In order to capture this residential furniture market opportunity for the middle and upper middle-income consumer in China, we have established distinct furniture brands designed specifically for the consumer preferences of the China market. We feature a wide selection of product categories and styles under our brands, each piece part of a collection bearing a distinctive style, design theme and selection of materials and finishes. We anticipate developing new collections semi-annually for each brand. Our sales to China, including sales to our franchise network and to wholesalers and agents for domestic retailers and distributors for the export market, were $17.15 million in 2012, a 66% increase over 2011, and accounted for 26% of sales in 2012 compared to 24% of sales in 2011. We expect that a significant portion of our sales will continue to come from sales to China. We intend to continue developing the China retail market aggressively, building awareness brand awareness by increasing our general marketing efforts as well as strategically expanding both our internet presence as well as our growing franchise store network. Sales to our network of franchise stores consisted of $3.97 million or 23% of retail sales in China in 2012 compared to $5.51 million or 53% of retail sales in China in 2011 (third year of franchise store sales). The Company is currently adopting new image standards as well as product lines for their franchise operations and believes this trend will reverse itself as these new initiatives take substance in both the stores as well as the electronic marketplace we are working to expand. We believe that distributing our products through dedicated, single-brand stores displaying complete and fully accessorized room settings strengthens brand awareness, provides well-informed and focused sales personnel, and encourages consumers to purchase an entire room of furniture. We believe that our brands and sales through our franchise store network in China will grow significantly as consumer demand for quality and stylish furniture increases in China in combination with increased living standards.

Our presence in China currently includes five brands with a wide selection of individual as well as matched pieces related to our furniture suites for the living room, dining room, bedroom and home office. Our most established and largest selling brand, Colorful World, or 花花世界, was first introduced in 2003 for the middle-income consumer with a young, clean and fashionable look designed for smaller, urban living spaces. We introduced a new Colorful World bedroom line, Sleeping Life of Colorful World, or 花花世界睡眠生活, in February of 2013, featuring beds and mattresses that incorporate latex foam and other unique features to create a comfortable sleeping space. We continue to provide updated designs and innovations for our Giorgio Mobili, or GM, brand of luxury furniture in 2010 with clean, classic living room and bedroom styles for the upper middle-income consumer. We are currently planning the launch of our 1SOFA and Wo Zhi Bao; or 屋之宝 brands later in 2013 as well as continue to expand our presence in China through the ever increasingly popular internet sales channel (which we initiated in September 2012).

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

In 2012, our products were sold in over 35 countries worldwide, with North America and Europe our principal international markets. Our sales to the U.S. and international markets were $49.1 million in 2012 and accounted for 74% of sales in 2012 compared to 76% of sales in 2011. We expect that a majority of our sales will continue to come from sales to customers outside of China, and in particular the North American and European markets. Sales to North America accounted for 45.0% and 33.5% of sales in 2012 and 2011, respectively, with the significant increase attributed principally to our expansion in the U.S. market and acquisition of the Diamond Sofa brand in 2011. Sales to Europe accounted for 22% and 25% of sales in 2012 and 2011, respectively, with the decrease attributed principally to the challenging Euro-area economic climate and our changing sales and marketing strategy to diversify international sales. As we continue to expand our broad network of distributors, increase direct sales and enter emerging growth markets, we believe that we are well positioned to respond to changing market conditions, allowing us to take advantage of any upturns in the global and local economies of the markets we serve.

Our logistics, manufacturing and delivery capabilities provide our customers with the flexibility to select from our extensive furniture collections in their respective shipments. We design and manufacture our products for direct sales to private label retailers worldwide and for global furniture distributors and wholesalers that in turn offer our products to retailers under their own brand names, including Actona Company (Denmark), Artemis (Australia), BUT International (France), Dongguan Metals and Minerals (China), Dormitienda (Spain) and El Dorado Furniture (U.S.). We offer a wide selection of standalone pieces across a variety of product categories and approximately 20 product collections developed exclusively for international markets, with new collections introduced annually. We also sell products under the Diamond Sofa brand to distributors and retailers in North America and South America and to end consumers in the U.S. market through third party shopping portals. Our research and development team works with our customers to modify our existing product designs and create new designs and styles for their market’s particular requirements. We believe that we can continue to expand our sales in the U.S. and international markets as we integrate the Diamond Sofa brand and increase our direct sales to retailers and chain stores as we expand and explore new markets worldwide.

Sales and Marketing

Our sales and marketing strategies target middle class, urban consumers including: (1) expanding our franchise store network in China; (2) increasing direct sales in the U.S. and internationally; (3) internet sales and online marketing; (4) participation in trade exhibitions; and (5) promotion of furniture culture in China.

We sell our branded products in China primarily through our growing network of franchise stores. Each store is independently owned and operated under a product franchise agreement for a single brand in an exclusive sales region, typically designated by city or district. We believe distributing our products through dedicated, single-brand stores strengthens brand awareness, provides well-informed and focused sales personnel and encourages the purchase of multiple items per visit. The first franchise stores opened in the first quarter of 2010 under the Colorful World brand, and, as of December 31, 2012, we continue to operate 59 franchise stores in strategically located in cities across China for both the Colorful World and Giorgio Mobili brands. We intend to focus on continued development of this market, building awareness of our brands in China by increasing marketing efforts and expanding our franchise store network to a goal of 200 locations in 2013. We anticipate locating franchise stores in cities throughout China in order to reduce our dependence on any one region. Most of the franchise stores currently are located within furniture marketplaces or shopping malls, which is common for the retail furniture industry in China, rather than as standalone storefronts. The location of these stores also helps to market and introduce our products by creating brand awareness within the furniture marketplaces among consumers. As part of the product franchise agreement, we provide sales and marketing training to the franchisee and assist in designing store interior details such as layout, decorations and lighting to reflect the distinctive style of the representative brand, complement the quality of our products and create an inviting shopping experience with curb appeal that targets our intended middle and upper middle-income consumer. Our store layout designs include the display of complete and fully accessorized room settings instead of individual furniture pieces to encourage consumers to purchase an entire room of furniture.

Franchise stores in furniture shopping malls

We plan to increase our direct sales to retailers and chain stores in the U.S. and international markets as we continue to diversify our customer base from global furniture distributors. In August 2011, we acquired Diamond Bar, a California importer and marketer of modern home furniture in North and South America. Diamond Bar markets and sells products under the Diamond Sofa brand to distributors and retailers principally in the U.S. market. We plan to continue expanding sales of the Diamond Sofa brand in the U.S., Mexico and South America markets through Diamond Bar’s longstanding customer relationships and distribution capabilities. Through our relationship with St. Joyal, an investor in Nova Furniture and a California corporation specializing in business development and management and organizational planning, we plan to continue to expand our direct sales and marketing efforts in North America, and in particular the U.S., which historically is the largest market worldwide for sales of imported furniture. St. Joyal has extensive business contacts with U.S. domestic furniture wholesalers and retailers, through which we have been introduced to some of our customers in the U.S. In addition, we plan to expand our existing presence in the U.S. market as we integrate the business of Diamond Bar, grow our U.S.-based management and sales team and focus on the expansion of our existing showrooms featuring the Diamond Sofa brand. We intend to develop the Diamond Sofa brand and introduce new brands for our direct sales in the U.S. and international markets while continuing to supply products under private label brands to retailers and chain stores.

Our acquisition of Bright Swallow International Group Limited (Bright Swallow), an established furniture company with a global client base will be finalized in late April of 2013 as that purchase becomes an integral part of the Nova LifeStyle brand family. Bright Swallow posted revenues of just over $14 million for FY 2012 and its complementary product line and geographical reach will offer Nova LifeStyle an ideal opportunity to expand its overall global market presence.  One of Bright Swallow’s current clients, Canadian based The Brick Limited (www.TheBrick.com) has over 200 locations and provides an excellent example of this exceptional integration opportunity. This new brand also provides Nova LifeStyle with an excellent opportunity to market to existing Bright Swallow partners and increase its sales accordingly.  A British Virgin Island company with its principal offices in Jiaxing City, Zhejiang Province, Bright Swallow has grown steadily over the years and has an excellent management team in place that will become a part of the Nova LifeStyle team. Nova LifeStyle Inc. has assumed primary management for the operation of Bright Swallow and under the terms all issued and outstanding shares of Bright Swallow will be transferred to Nova by Bright Swallow's sole owner Mr. Zhu Wei. The purchase price is $6.5 million in cash; and Nova previously paid $3 million as a refundable deposit; the remainder of the purchase price will be paid upon completion of all aspects of the transfer of ownership which the parties are in the process of finalizing and anticipate it will be completed by the end of April 2013.

We successfully launched an online store in China in the second quarter of 2012 for sales and support of our products. Sales and marketing of the site will focus on consumers, supported by managed shipping logistics provided principally through our existing facilities in China supported by our US operation. Diamond Bar currently sells products under the Diamond Sofa brand in the U.S. through third party shopping portals, shipping orders received online direct to the end customer. We believe that our planned direct-to-consumer online sales and marketing strategies will complement our retail franchise network in China and increase our sales in the U.S. by building our brand awareness and acting as an effective advertising vehicle. We also support new product collections and brand launches with print and online advertising campaigns, participation in furniture exhibitions and offering of product brochures and samples. We provide samples and brochures of new products for international markets to distributors and buyers, as is common in the furniture industry. Stores in our franchise network in China individually market and advertise our products through local media, and we coordinate large-scale promotions for new product collections in China with affiliated stores.

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

Manufacturing and Sourcing

Our manufacturing strategy includes a mix of internal production and sourcing of products from third party manufacturers. We operate manufacturing facilities through our wholly owned subsidiary, Nova Dongguan, in Dongguan, Guangdong Province, China, with an estimated annual production capacity of approximately 316,000 units, including approximately 20,000 sofas and 25,000 dining tables. We added a factory in 2011 and expect to complete construction of a new plant at our Nova Dongguan facilities in the second quarter of  2013.   The manufacturing capacity provided by these new plants will help Nova Dongguan maintain current and anticipated levels of production on pace with our anticipated expansion and increase in sales to China. We also source finished products based on our designs or those of our customers from third party manufacturers in order to provide products we do not manufacture currently or to fulfill orders placed by customers in international markets. When outsourcing production of our branded products, we design and engineer the products for manufacturing to our specifications by third party manufacturers in China. We have informal strategic relationships with Dongguan Metals and Minerals, a large state-owned distributor in China, whereby Nova Macao sources products manufactured in China for customers in the U.S. and international markets, and with other third party manufacturers in the U.S., China and Hong Kong whereby Diamond Bar sources products designed for the U.S. market.

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

Suppliers and Raw Materials

We source finished goods from Nova Dongguan and third party manufacturers to provide products we do not manufacture currently or to fulfill orders placed by customers through Nova Macao and Diamond Bar for the U.S. and international markets. Our major raw material purchases for our manufacturing business include MDF board, particleboard, stainless and carbon steel, leather, glass and lacquers. The majority of our raw materials are sourced in China through suppliers with whom we have long-standing relationships and that are located in Guangdong, Jiangsu, Shanghai and Zhejiang Provinces. Our principal suppliers of finished goods and raw materials in 2012 were Alliance Furniture, Kodia, Kuka and Yin Tong, accounting for approximately 15%, 11%, 11% and 11% of our purchases, respectively.

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

Customers

Our target end customer is the middle and upper middle-income consumer of residential furniture. In China, we currently sell our products through stores in our franchise network and to unaffiliated retail stores and distributors. We initiated internet sales of our products direct to consumers in China through our own online store in September 2012. In the U.S. and international markets, our sales principally are to furniture distributors and retailers who in turn offer our products under their own brand names or under our Diamond Sofa brand. Our two largest customers are Actona Company A/S, a global furniture distributor and Dongguan Metals and Minerals Import and Export Company (Dongguan Wu Jin Kuang Ye), which accounted for 18% and 14% of our sales in 2012, respectively. In 2011, our largest customer was Actona Company A/S which accounted for 24% of our sales in 2011. No other customer accounted for greater than 10% of our sales in 2012 or 2011. We plan to increase direct sales to retailers and chain stores worldwide as we continue to diversify our customer base from global furniture distributors.

Our sales to customers in China, which includes sales to stores in our franchise network and to wholesalers and agents for domestic retailers and exporters, increased 66% to $17.15 million, up from $10.32 million in 2011, accounting for 26% and 24% of sales in 2012 and 2011, respectively. Prior to 2010, sales to customers in China consisted solely of sales to wholesalers and agents for domestic retailers made pursuant to supplier agreements executed in the ordinary course of business with individual orders made on standard purchase orders. In 2010, we began selling products in China under our brands through our newly established network of franchise stores strategically located in cities across China. We expect that a significant portion of our sales will continue to come from our sales to China. Sales to our network of franchise stores consisted of approximately $3.97 million, or approximately 23% of sales to China in 2012 compared to $5.51 million or 53% of sales to China in 2011, our second year of franchise store sales. Franchisees agree to sell products from one of our Colorful World and Giorgio Mobili brands pursuant to a product franchise agreement for a period of one year and guarantee to purchase a minimum amount of goods from us. The product franchise agreement is renewable and we retain the right to terminate the agreement should the franchisee fail to meet the minimum purchase amount requirements or our quality standards. We believe that consumers in China seek quality and stylish furniture designed as standalone pieces and whole furniture suites. We believe that our sales in China will grow significantly as we continue to expand our franchise store network for our distinctive brands and initiate internet-based sales of our new brands.

In the U.S. and international markets, we focus on establishing and growing long-term relationships with our customers. We believe that the majority of our customers view us as a strategic long-term supplier and value the quality of our products, our timely delivery and design capabilities. We generally negotiate renewable supplier agreements with firm pricing on our products, typically for a term of one year, as is customary in the furniture industry, with individual orders made on standard purchase orders. Our sales to customers outside of China were $49.1 million in 2012, up from $32.8 million in 2011, accounting for 74% and 76% of sales in 2012 and 2011, respectively. In 2012, we sold products into over 35 countries worldwide, with North America and Europe as our principal international markets. Sales to North America accounted for 46% and 44% of sales in 2012 and 2011, respectively, with the significant increase attributed principally to our expansion in the U.S. market and acquisition of the Diamond Sofa brand in 2011. Sales to Europe accounted for 22% and 25% of sales in 2012 and 2011, respectively, with the decrease attributed principally to the challenging Euro-area economic climate and our changing sales and marketing strategy to diversify international sales. We expect that a majority of our sales will continue to come from our sales to the U.S. and international markets. We acquired Diamond Bar in August 2011, which has driven expansion of our sales to the U.S., Mexico, and South America through Diamond Bar’s longstanding customer relationships and distribution capabilities. It should be noted that Diamond Bar Outdoors US sales increased to 27% of Nova’s total sales and Nova Macao revenues increased 18% in 2012.  In addition, we anticipate increasing internet sales under the Diamond Sofa brand through third party shopping portals. We believe that as we expand our broad network of distributors and increase direct sales, our exposure to regional recessions will be reduced and allow us to better capitalize on emerging market trends.

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

Intellectual Property

We rely on the patent and trademark protection laws in the U.S. and China to protect our intellectual property and maintain our competitive position in the marketplace. We and our subsidiaries own or have licenses to use 116 design patents and 6 utility patents issued in China for furniture pieces. Nova Dongguan historically has licensed the right to use the 116 design patents from our Chairman and Chief Executive Officer, Mr. Wong, who is the sole owner and registrant of these patents. Mr. Wong agreed to transfer his ownership of the licensed design patents to Nova Dongguan and entered into an agreement in January 2011, as amended, to grant Nova Dongguan a perpetual, exclusive, worldwide, royalty-free and irrevocable license to use the design patents registered in his name until the State Intellectual Property Office of the PRC, or the SIPO, approves of the ownership transfer to Nova Dongguan. As of December 31, 2011, SIPO has approved the ownership transfer to Nova Dongguan of 30 of the licensed design patents. The 30 design patents Nova Dongguan now holds of record will expire in 2019. Of the design patents Nova Dongguan has licenses to use from Mr. Wong, 7 will expire in 2018, 70 in 2019 and 6 in 2020. Nova Dongguan is the registrant and holder of record of the 6 utility patents, which will expire in 2020. We assess the materiality of each patent annually in consideration of whether to maintain its registration. We intend to apply for additional patents in China to protect our core product designs.

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

We currently perform all design and development related work for our products in-house using computer-aided modeling systems. We have used independent designers in the past for product design work, from which we build prototype furniture pieces for further refinement and testing. In 2012 and 2011, we invested $497,859 and $164,720, respectively, on research and development expense. We may increase future investments in research and development based on our growth and available capital.

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

Dividend Distribution

Our ability to pay dividends may be affected by the complex currency and capital transfer regulations in China that restrict the payment of dividends to us by our PRC subsidiaries. PRC regulations currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Our PRC subsidiaries also are required to set aside at least 10% of net income after taxes based on PRC accounting standards each year to statutory surplus reserves until the cumulative amount of such reserves reaches 50% of registered capital. These reserves are not distributable as cash dividends. Our PRC subsidiaries also may allocate a portion of their after-tax profits to their staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. If any of our subsidiaries incur debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us.  At this time we do not have any plans to make such dividend or other distributions.

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

On November 16, 2009, the Foreign Trade and Economic Cooperation Bureau of Dongguan approved an increase in the registered capital of Nova Dongguan from $8 million to $20 million, with the additional contribution of capital to be paid within two years, for which we received an extension. As of December 31, 2012 and December 31, 2011, Nova Dongguan has received $13.60 million and $11.89 million in capital contributions, respectively. The remaining $6.40 million of additional capital contribution was due by June 30, 2012. Nova Dongguan received an additional $1.00 million in August 2012, and the Dongguan Municipal Foreign Trade and Economic Cooperation Bureau allowed Nova Dongguan to fulfill the remaining amount of capital contributions from its shareholders by June 30, 2013. The Company may apply for an extension of the payment period or reduction of the capital contribution requirement, if needed, as allowed by PRC regulations for foreign-invested enterprises. If the Company does not receive an extension or reduction of registered capital, and is unable to make the required capital contribution to registered capital, Nova Dongguan may be subject to a negotiated penalty related to the unsatisfied portion of registered capital.

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

Employees

As of December 31, 2012, we had 700 full time employees worldwide. We believe that relations with our employees are satisfactory. We enter into standard labor contracts with our employees in China as required by the PRC government and adhere to state and provincial employment regulations. We provide our employees in China with all social insurance as required by state and provincial laws, including pension, unemployment, basic medical and workplace injury insurance. We have no collective bargaining agreements with our employees.

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

We historically have derived a substantial part of our sales from a limited number of customers. If we lose any of these customers, or any of these customers reduce the amount of business they do with us, our sales may be adversely affected.

Historically, a substantial part of our sales was attributed to a limited number of customers. Two major customers accounted for 18% and 14%, respectively, of our total sales in 2012, and one major customer accounted for 24% of our total sales in 2011. If we lose either of these customers or they reduce the amount of business they do with us, our sales and profitability may be adversely affected. In addition, sales to our largest customer constituted of sales primarily to markets in the European Union. If the demand for our products decreases in one or more of the markets in the European Union supplied by our largest customer, or if there is any material social or regulatory changes in these markets, our sales could decline and we could lose market share, any of which could materially harm our business. We do not foresee relying on these same customers for sales generation as we expand our business to increase our sales to product franchise stores in China and direct sales to the U.S. and other international markets. We cannot assure you, however, that we will be able to successfully implement these plans.

We face risks associated with our planned acquisition of the Bright Swallow International Group Limited brand, and if we fail to complete the acquisition or to integrate its business successfully, our operating results will be negatively affected and this could affect our stock price.

In April 2013 we will be completing the acquisition of Bright Swallow International Group Limited.  Our ongoing process of integrating their historical business will be time consuming and require optimization and allocation of resources. Geographic distance between our business operations, the compatibility of the technologies and operations being integrated and combining disparate corporate cultures present potentially significant challenges. Bright Swallow also has different standards, controls, contracts, procedures and policies, making it difficult to implement and harmonize company-wide financial, accounting, billing, information, logistics and other systems. Continuing the successful integration of Bright Swallow will require us to integrate and retain key management and other personnel, incorporate the acquired products and capabilities into our product offerings from a sales and marketing perspective, coordinate research and development efforts, integrate and support pre-existing supplier, distribution and customer relationships, combine or centralize back office accounting, order processing, purchasing and support functions and establish and maintain proper internal control over financial reporting. Our focus on integrating operations may also distract attention from our day-to-day business and may disrupt key research and development, marketing or sales efforts. If we cannot overcome these challenges in a timely and efficient manner, or at all, we may not realize the anticipated benefits from our acquisition of the Bright Swallow brand, or it may take longer to realize these benefits than we currently expect, either of which could materially harm our business or results of operations.  If the acquisition transaction is not completed, we will not realize any anticipated benefits from Bright Swallow’s business. In addition, we may experience negative reactions from the financial markets, which may cause a decrease in the market price of our stock. Any or all of these events may have an adverse effect on our business.

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

We compete in the U.S. market principally through our sales under the Diamond Sofa brand, which we acquired on August 31, 2011. The furniture industry in the U.S. is very competitive and fragmented. We compete with many domestic U.S. and international residential furniture sources, including national department stores, regional or independent specialty stores, dedicated franchises of furniture manufacturers and retailers marketing products through catalogs and over the internet. There are few barriers to entry in the U.S. furniture market, and new competitors may enter this market at any time. Some of our competitors have greater financial resources than we have and often offer extensively advertised and well-recognized branded products. We may not be able to meet price competition or otherwise respond to competitive pressures in the U.S. market. We also may not be able to continue to differentiate our products from those of our competitors in the U.S. through value, styling and functionality because of the large number of competitors and their wide range of product offerings. In addition, our operations in the U.S. depend primarily on our sourcing of products through Nova Macao, which is subject to increased risks of delays in shipments to the U.S. not typically encountered for domestically sourced furniture, such as shipment delays caused by customs, export and tariff issues, production disruptions and labor issues at our Nova Dongguan facilities, decreased availability of shipping containers and the inability to secure space aboard shipping vessels to transport our products. Our failure to fill customer orders in a timely manner during an extended business interruption for Nova Macao or Nova Dongguan, or due to transportation issues, could negatively impact our existing customer relationships in the U.S. market and result in decreased sales and earnings. Furthermore, some large furniture retailers in the U.S. are sourcing products directly from furniture manufacturers located in China and other Southeast Asian countries instead of through distributors like us. Over time, this practice may expand to smaller retailers in the U.S. Accordingly; we are continually subject to the risk of losing U.S. market share, which may decrease our future sales and earnings.

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

In connection with the development and expansion of our business, we may incur significant capital and operational expenses. We believe that we can increase our sales and net income by implementing a growth strategy that focuses on (i) increasing direct sales of our products into the China retail market and (ii) diversifying our international sales. To implement our growth strategy, we intend to expand our network of product franchise stores and introduce new product brands through internet sales in China, which commenced in September 2012. We also plan to increase and diversify our sales to the U.S., Europe and international markets by further integrating the Bright Swallow International Group Limited brand family and establishing new brands for the international markets. Although we are changing our sales and marketing strategy to diversify international sales, we intend to continue supplying products directly to retailers and chain stores under ODM and OEM agreements and private label brands.

Management anticipates that our existing capital resources, cash flows from operations, collection of our accounts receivable and the proceeds from our private placements that closed in August 2011 and January 2012, together with loan facilities that we entered into in 2012 will satisfy the liquidity requirements of our business for the next 12 months. However, if available funds are not sufficient to meet our plans for expansion, our plans include pursuing alternative financing arrangements, including additional bank loans based on our good credit rating or funds raised through additional offerings of our equity or debt, if and when we determine such offerings are required. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

●	Investors’ perceptions of, and demand for, companies in our industry;
●	Investors’ perceptions of, and demand for, companies operating in China;
●	Conditions of the U.S. and other capital markets in which we may seek to raise funds;
●	Our future results of operations, financial condition and cash flows;
●	Governmental regulation of foreign investment in companies in particular countries;
●	Economic, political and other conditions in the U.S., China, and other countries; and
●	Governmental policies relating to foreign currency borrowings.

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

Our standard payment term for accounts receivable is 30 - 120 days. We give an extended payment term to certain of our major customers of up to 180 days, but have since reduced this payment term to 120 days beginning in 2011. Our sales to customers in the U.S. and international markets typically are made through letters of credit, but for some long-term, high volume customers, we accept payment by telegraphic transfer with a payment term of 15 days after delivery. To attract franchisees to our new franchise network in China, we granted new store operators in 2010 a payment term of 90 days. We started phasing out these preferential terms in 2011, requiring payment in full before delivery. We remain subject to negative impacts on our cash flow and liquidity due to the significant period of time our accounts receivable remain outstanding with respect to sales made under the longer payment terms. In 2012, we had accounts receivable turnover of 3.21 on an annualized basis, with sales outstanding of 114 days and inventory turnover of 20.27 on an annualized basis. As of December 31, 2012, we had accounts receivable of $22,613,652, of which $17,337,831 was with aging within 90 days, $5,275,821 was with aging over 90 days; we had an allowance for bad debt of $226,137 for accounts receivables. While historically our collections have been reasonably assured, delays in collections and the significant period of time our accounts receivable remain outstanding may result in pressure on our cash flow and liquidity.  We are initiating a study of our receivables management process and based upon the resulting recommendations intend to adopt additional protocols during this annual period to insure we are optimizing our collections as well as general management efficiencies.

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

All of our manufacturing operations currently are conducted by Nova Dongguan in China. There are a number of risks inherent in doing business in China, including the following: unfavorable political or economic factors; fluctuations in foreign currency exchange rates; potentially adverse tax consequences; unexpected legal or regulatory changes; lack of sufficient protection for intellectual property rights; difficulties in recruiting and retaining personnel, and managing international operations; and less developed infrastructure. Furthermore, changes in the political, economic and social conditions in China from which these risks are derived could make it more difficult to provide products and services to our customers. Our inability to manage these risks successfully could adversely affect our business and manufacturing operations. We can provide no assurances that any new market expansion by us in China or in the U.S. and international markets will be successful because of the risks associated with conducting our manufacturing operations in China, including the risks listed above.

We may not be able to obtain regulatory approvals for our products, which could result in a decrease in clients and revenue, unexpected expenses and loss of market share.

Our products are subject to PRC and international regulations related to the furniture industry. China has a series of compulsory and recommended national standards, or the GB and QB standards, that govern certain technical, safety and quality requirements for furniture manufactured in and exported from China. Our products are also subject to the mandatory and voluntary furniture test standards of the U.S. and international markets in which our customers distribute our products to end consumers, including environmental, ecological and formaldehyde emission standards and source of origin labeling requirements developed by ANSI/BIFMA, ASTM, CARB, FIRA and ISO. As of December 31, 2012, we have no regulatory approvals pending for our products or that we still need to obtain to conduct our business. We seek to manufacture all products to customer specifications and we believe that our products meet all currently applicable national and international furniture test standards. Any failure to manufacture and deliver products in compliance with all applicable standards and regulations for the markets in which our products are distributed may subject us to fines, penalties or business interruptions and could result in a decrease in clients or loss of market share. In addition, new or revised standards and regulations applicable to our products could require us to redesign existing and planned products, acquire new manufacturing equipment or incur other significant expenses. If we are not able to obtain regulatory approvals for our products based on the applicable standards and regulations, it could have material and adverse effects on our business, financial condition and prospects.

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

We attempt to strengthen and differentiate our product portfolio by developing new and innovative brands and product designs and functionality. As a result, our patents, trademarks and other intellectual property rights are important assets to our business. Our success will depend in part on our ability to obtain and protect our products, methods, processes and other technologies, to preserve our trade secrets, and to operate without infringing on the proprietary rights of third parties in China, the U.S. and other international markets. Despite our efforts, any of the following may reduce the value of our owned and used intellectual property:

●	issued patents and trademarks that we own or have the right to use may not provide us with any competitive advantages;
●	Our efforts to protect our proprietary rights may not be effective in preventing misappropriation of our intellectual property or that of those from whom we license our rights to use;
●	Our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we use or develop; or
●
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

Nova Dongguan historically has licensed the right to use certain design patents for our products from our Chairman and Chief Executive Officer, Mr. Wong, who is the sole owner and registrant of these design patents. Mr. Wong agreed to transfer his ownership of the design patents to Nova Dongguan and entered into an agreement in January 2011, as amended, to grant Nova Dongguan a perpetual, exclusive, worldwide, royalty-free and irrevocable license to use the design patents registered in his name until the SIPO approves of the ownership transfer to Nova Dongguan. Any transfer of the ownership of such design patents requires that the transfer agreements be registered with the SIPO and, without such registration, the transfers would not be effective under PRC law. As of December 31, 2011, SIPO has approved the ownership transfer to Nova Dongguan of 30 out of the 116 design patents Mr. Wong intended to transfer to Nova Dongguan. The irrevocable license to use the remaining design patents pending transfer approval may not be canceled by Mr. Wong until ownership of such design patents have been transferred to Nova Dongguan. If Mr. Wong contests the license agreement prior to the effective transfer of ownership of the remaining design patents, our business may be adversely affected as Nova Dongguan may have to litigate or arbitrate to enforce its license rights to such design patents under the license agreement.

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

Prior to our acquisition of Nova Furniture and Diamond Bar, Nova Furniture and its subsidiaries and Diamond Bar were private operating companies with no experience operating as a public company or establishing the level of internal control over financial reporting required by the Sarbanes-Oxley Act, and Nova LifeStyle, the U.S. parent company, was a non-operating public shell. Our Board of Directors currently lacks independent directors and an audit committee, and we lack sufficient accounting personnel with appropriate understanding of the generally accepted accounting principles in the U.S., or U.S. GAAP, and SEC reporting requirements, which constitutes a material weakness in our internal control over financial reporting. Accordingly, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2012, because of this material weakness.  See “Item 9A. Controls and Procedures.” We have taken, and are taking, certain actions intended to remediate these issues regarding our internal control over financial reporting, including the hiring of an outside consultant as of March 2012 to assist in testing and improving our internal controls and for the design of effective documented financial accounting policies and procedures for our U.S. parent company and all subsidiaries. We anticipate that these actions will have a material impact on our internal control over financial reporting in future periods, but as this remediation process is ongoing, we can give no definitive time for completion.

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

Our acquisition of Bright Swallow International Group Limited might subject us to unknown liabilities that could have a negative impact on our financial condition.

Before our acquisition of Bright Swallow International Group Limited, certain due diligence activities on Bright Swallow were performed by us. Bright Swallow may have unknown liabilities, however, including, but not limited to, product liability, workers’ compensation liability, tax liability and liability for improper business practices. Although we are entitled to indemnification from the seller for certain matters, we could experience difficulty enforcing those obligations or we could incur material liabilities for the past activities of Bright Swallow. Such liabilities and related legal or other costs could materially harm our business or results of operations.

We may not be able to attract the attention of major brokerage firms because we became public by means of a share exchange, which could limit our ability to obtain future capital and financing.

There may be risks associated with our becoming public by means of a share exchange, or reverse merger with a public shell company that had no revenues, operations or material assets prior to the time of the share exchange. Analysts of major brokerage firms may not provide coverage for our company because there is no incentive for brokerage firms to recommend the purchase of our common stock. Furthermore, we can give no assurance that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf, which could limit our ability to obtain future capital and financing.

Risks Related to Business in China

Inflation in China could negatively affect our profitability and growth.

The rapid growth of China’s economy has been uneven among economic sectors and geographic regions of the country and has been fueled over the last three years by a large amount of debt issuances. China’s economy grew at an annual rate of 7.8% in 2012, as measured by the year-over-year change in GDP according to the NBS. Rapid economic growth and less restrictive monetary policies can lead to growth in the money supply and rising inflation. According to the NBS, the annual inflation rate in China, as measured by the year-over-year change in consumer price index, was 2.62% as of December 2012, according to the NBS. If prices for our products fail to rise at a rate sufficient to compensate for the increased costs of supplies, such as raw materials, due to inflation, it may have an adverse effect on our profitability.

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

The legal system in China is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, China began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in China and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic and commercial matters, but these recently enacted laws and regulations may not cover all aspects of business activities in China sufficiently. In particular, because these laws and regulations are relatively new, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, there may be certain instances when we may not be aware of our violation of these policies and rules until sometime after such violation.

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

It will be difficult to acquire jurisdiction and enforce liabilities against our assets based in China.

As some of our capital assets are based in China, it may be difficult to acquire jurisdiction over these assets in the event a lawsuit is initiated against the Company. In addition, the courts in China may not permit the enforcement of judgments arising out of U.S. federal and state corporate, securities or similar laws. Accordingly, U.S. investors may not be able to enforce judgments against us for violation of U.S. securities laws.

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

On November 16, 2009, the Foreign Trade and Economic Cooperation Bureau of Dongguan approved an increase in the registered capital of Nova Dongguan from $8 million to $20 million, with the $12 million in additional contribution of capital to be paid within two years, for which we received an extension. As of December 31, 2012 and December 31, 2011, Nova Dongguan has received $13.60 million and $11.89 million in capital contributions, respectively. The remaining $6.40 million of additional capital contribution was due by June 30, 2012. Nova Dongguan received an additional $1.00 million in August 2012, and the Dongguan Municipal Foreign Trade and Economic Cooperation Bureau allowed Nova Dongguan to fulfill the remaining amount of capital contributions from its shareholders by June 30, 2013. The Company may apply for an extension of the payment period or reduction of the capital contribution requirement, if needed, as allowed by PRC regulations for foreign-invested enterprises. If the Company does not receive an extension or reduction of registered capital, and is unable to make the required capital contribution to registered capital, Nova Dongguan may be subject to a negotiated penalty related to the unsatisfied portion of registered capital.

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

Transactions between Nova Dongguan and Nova Macao may be subject to audit or challenge by PRC and U.S. tax authorities, and a finding that we owe additional taxes could adversely affect our profitability.

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

We may be deemed to be a “resident enterprise” by PRC tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as “resident enterprises” for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

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

Risks Related to Our Securities

The market price for our common stock may be volatile, which could make it more difficult or impossible for an investor to sell our common stock for a positive return on their investment.

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

Future sales of shares of our common stock could adversely affect the prevailing market price of our stock. As of March 26, 2013, Messrs. Wong, our Chairman and Chief Executive Officer, and Ho, our Chief Financial Officer, our two largest shareholders, each owned 26.2% of our outstanding shares of common stock. If our significant shareholders sell a large number of shares, or if we issue a large number of shares, the market price of our stock could decline. Moreover, the perception in the public market that shareholders might sell shares of our stock could depress the market for our shares. Our management and certain of our other significant shareholders who received shares of our common stock issued pursuant to the Share Exchange Agreement are subject to lockup agreements that prohibit their sale of all shares of our common stock held currently or acquired by them in the future to the general public until three years from the date our common stock is first listed on a national securities exchange, except in the event of a change of control or sale of our company. Upon the termination of these lockup agreements, if such shareholders sell substantial amounts of our common stock in the public market, such sales could create a circumstance commonly referred to as an “overhang,” in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price we deem reasonable or appropriate.

We may issue additional shares of our common stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our shareholders.

Our Articles of Incorporation, as amended, authorize the issuance of up to 75,000,000 shares of common stock, par value $0.001 per share. As of March 26, 2013, there were 55,480,153 authorized and unissued shares of our common stock available for future issuance, based on 18,536,567 shares of our common stock outstanding and our reservation of 983,280 shares of our common stock issuable upon exercise of outstanding warrants. Although we have no commitments as of the date of this report to issue our securities, we may issue a substantial number of additional shares of our common stock or debt securities to complete a business combination or to raise capital. The issuance of additional shares of our common stock may significantly reduce the equity interest of our existing shareholders and adversely affect prevailing market prices for our common stock.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase the transaction costs to investors who sell those shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules apply to issuers whose common stock does not trade on a national securities exchange and trades at less than $5.00 per share, or that have a tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC that contains the following information:

●	A description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
●
A description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities laws

●	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” prices;
●	A toll free telephone number for inquiries on disciplinary actions;
●	Definitions of any significant terms in the disclosure document or in the conduct of trading in penny stocks; and
●	Such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in a penny stock, the broker-dealer also must provide the customer with the following information:

●	Bid and offer quotations for the penny stock;
●	Compensation of the broker-dealer and our salesperson in the transaction;
●	Number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
●	Monthly account statements showing the market value of each penny stock held in the customer’s account.

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

As of March 26, 2013, Messrs. Wong, our Chairman and Chief Executive Officer, and Ho, our Chief Financial Officer, our two largest shareholders, each owned 26.2% of our outstanding shares of common stock. Together and individually, Messrs. Wong and Ho exert significant influence over us, giving them the ability, among other things, to exercise significant control over the election of all or a majority of the Board of Directors and to approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Without the consent of Messrs. Wong and Ho, we could be prevented from entering into potentially beneficial transactions if such transactions conflict with our principal shareholders’ interests. The interests of Messrs. Wong and Ho may differ from the interests of our other shareholders.

Provisions in the Nevada Revised Statutes and our Amended and Restated Bylaws could make it very difficult for an investor to bring any legal actions against our directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive offices and those of Diamond Bar are in leased office space with showroom, distribution and warehouse space in Commerce, California. Diamond Bar also maintains showrooms in leased space at Las Vegas Market in Nevada and High Point Market in North Carolina. Our principal design and manufacturing facilities are located in Dongguan, Guangdong Province, China, where Nova Dongguan acquired land use rights to 40,000 square meters of land through 2054. Our manufacturing facilities at Nova Dongguan comprise an aggregate of approximately 51,000 square meters, including approximately 15,000 square meters of production space expected to come online during the 2nd quarter of 2013 with an estimated annual production capacity of approximately 316,000 units. Nova Museum occupies an 8,000 square meter exhibition and showroom space in facilities owned by Nova Dongguan in Dongguan, Guangdong Province, China. Nova Macao leases office space in Macao. As of January, 2013 Nova Macao manages all aspects of Nova Dongguan’s export market.  Stores in our franchise network in China are independently owned and operated, noting that the individual franchisee is responsible for their own leasing arrangements.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock qualified for quotation on the OTCBB on April 16, 2010, under the symbol “STVS” and is now quoted on the OTCQB under the symbol “STVS.” No trades of our common stock occurred through the facilities of the OTCBB until July 26, 2011. The following table sets forth the range of the high and low bid prices per share of our common stock for each quarter (or portion thereof) as reported on the OTCBB or OTCQB, as applicable, beginning on July 26, 2011. These quotations represent interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions. There currently is no liquid trading market for our common stock. There can be no assurance that a significant active trading market in our common stock will develop, or if such a market develops, that it will be sustained.

	High	Low
2011
Third Quarter (through September 30)	$4.25	$0.15
Fourth Quarter (through December 31)	14.00	3.50

2012
First Quarter (through March 30, 2012)	$4.25	$0.25
Second Quarter (through June 30, 2012)	3.29	1.01
Third Quarter (through September 30, 2012)	$3.45	$2.10
Fourth Quarter (through December 31, 2012)	2.66	1.90

Holders of Record

On March 26, 2013, there were approximately 96 shareholders of record based on information provided by our transfer agent. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

As of the date of this filing, 13,764,511 shares of our common stock are subject to a lock-up agreements and are restricted until three years from the date our common stock is first listed on a national securities exchange or upon a change of control or sale of our company.

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

Overview

Nova LifeStyle Inc. is a broad based manufacturer of contemporary styled residential furniture incorporated into a dynamic marketing and sales platform offering retail as well as online selection and purchase fulfillment globally.  We monitor popular trending and work to create design elements that are then integrated into our product lines that can be used as both stand alone as well as whole room and home furnishing solutions.  Through our global network, Nova LifeStyle also sells (through an exclusive third party manufacturing partner) a managed variety of high quality bedding foundation components.

Nova's LifeStyle brand family currently includes Diamond Sofa (www.diamondsofa.com), Colorful World, Giorgio Mobili, and will include Bright Swallow International Group Limited beginning in the second quarter of 2013.

Our customers principally consist of distributors and retailers having a specific geographic coverage that deploy middle to high end private label home furnishings having very little competitive overlap within our specific furnishing product or product lines.  Nova LifeStyle is constantly seeking to integrate new sources of distribution and manufacturer that are properly aligned with our growth strategy thus allowing us to continually focus on building both same store sales growth as well as drive the expansion of our overall distribution and manufacturing relationships through a deployment of popular as well as trend based furnishing solutions worldwide.

Our acquisition of Bright Swallow International Group Limited (Bright Swallow), an established furniture company with a global client base will be finalized in late April of 2013 as that purchase becomes an integral part of the Nova LifeStyle brand family. Bright Swallow posted revenues of just over $14 million for FY 2012 and its complementary product line and geographical reach will offer Nova LifeStyle an ideal opportunity to expand its overall global market presence.  One of Bright Swallow’s current clients, Canadian based The Brick Limited (www.TheBrick.com) has over 200 locations and provides an excellent example of this exceptional integration opportunity. This new brand also provides Nova LifeStyle with an excellent opportunity to market to existing Bright Swallow partners and increase its sales accordingly.  A British Virgin Island company with its principal offices in Jiaxing City, Zhejiang Province, Bright Swallow has grown steadily over the years and has an excellent management team in place that will become a part of the Nova LifeStyle team. Nova LifeStyle Inc. has assumed primary management for the operation of Bright Swallow and under the terms all issued and outstanding shares of Bright Swallow will be transferred to Nova by Bright Swallow's sole owner Mr. Zhu Wei. The purchase price is $6.5 million in cash; and Nova previously paid $3 million as a refundable deposit; the remainder of the purchase price will be paid upon completion of all aspects of the transfer of ownership which the parties are in the process of finalizing and anticipate it will be completed by the end of April 2013.

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

Nova Dongguan markets and sells our products in China to stores in our franchise network and to wholesalers and agents for domestic retailers and exporters. Nova Dongguan also provides the design expertise and facilities to manufacture our branded products and products for international markets under Original Design Manufacturer (“ODM”) and Original Equipment Manufacturer (“OEM”) agreements. Nova Macao is a trading company, importing, marketing and selling products designed and manufactured by Nova Dongguan and third party manufacturers for the U.S. and international markets.  As of January, 2013 Nova Macao manages all aspects of Nova Dongguan’s export market. Diamond Bar markets and sells products manufactured by us and third party manufacturers under the Diamond Sofa brand to distributors and retailers principally in the U.S. market. We added a factory in 2011 and anticipate completing construction of a new plant at our Nova Dongguan facilities in the second quarter of 2013. The manufacturing capacity provided by these new plants will help Nova Dongguan maintain current and anticipated levels of production on pace with our anticipated expansion and increase in sales to China. We intend to meet our liquidity requirements, including capital expenditures related to the expansion of our manufacturing facilities at Nova Dongguan, purchase of raw materials and the expansion of our business, through cash flow provided by operations, the proceeds from our recent private placements and funds raised through future offerings of our securities, if and when we determine such offerings are required.

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

Critical Accounting Policies

While our significant accounting policies are described more fully in Note 2 to our accompanying consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentation

The accompanying  consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for Nova LifeStyle and its subsidiaries, Diamond Bar, Nova Furniture, Nova Dongguan, Nova Macao and Nova Museum.

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

Accounts Receivable

Our policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  The Company maintained an allowance for bad debt of $226,137 and $0 as of December 31, 2012 and 2011, respectively.  In 2012, the company elected to establish a bad debt allowance in consideration of (1) the many collections-based variables associated with a fast growing global operation and (2) being subject to possible defaults that cannot be reasonably anticipated.

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

Accordingly, management has concluded that we had one reportable segment under ASC 280 because: (i) all of our products sold through Nova Dongguan, Nova Macao and Diamond Bar are created with similar production processes, in the same facilities, under the same regulatory environment and sold to similar customers using similar distribution systems; (ii) Diamond Bar is a U.S. furniture distributor based in California but operates under the same senior management of Nova Dongguan and Nova Macao, and management views the operations of Nova Dongguan, Nova Macao and Diamond Bar as a whole for making business decisions; and (iii) although Nova Museum is mainly for disseminating the culture and history of furniture in China, it also serves a function of promoting and marketing our image and products by providing the platform and channel for consumers to be exposed to our furniture, it is operated under the same management with the same resources and it is an additive and supplemental unit to our main operation, the manufacture and sale of furniture.

New Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP.  The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on any entity’s financial statements.

As of December 31, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Results of Operations

Comparison of Years Ended December 31, 2012 and 2011

The following table sets forth the results of our operations for the years ended December 31, 2012 and 2011. Certain columns may not add due to rounding.

	2012		2011
	$	% of Sales	$	% of Sales
Net sales	66,297,498		43,162,026
Cost of sales	51,572,076	78%	31,048,952	72%
Gross profit	14,725,422	22%	12,113,074	28%
Operating expenses	8,070,813	12%	5,173,398	12%
Income from operations	6,654,609	10%	6,939,676	16%
Other income (expenses), net	(149,072)	-%	(114,000)	-%
Income tax expense	1,071,654	2%	1,460,511	3%
Net income	5,433,883	8%	5,365,165	12%

Net Sales

Net sales in 2012 were $66.30 million, an increase of 54% from $43.16 million in 2011. The increase in net sales resulted primarily from a 25% increase in average selling price and 21% increase in sales volume in 2012. Our  subsidiary Diamond Bar brought $18.06 million and $6.22 million to sales for 2012 and 2011, respectively. Our overall average selling price increased approximately 25% in 2012 compared to 2011, resulting primarily from both China domestic market and worldwide increased sales volume of higher-margin products and finished goods purchased from third party manufacturers (but with relatively lower profit margin). Our largest selling product categories in 2012 were dining tables, sofas and cabinets, which accounted for approximately 22%, 21% and 18% of sales, respectively, whereas our largest selling product categories in 2011 were sofas, dining tables and chairs, which accounted for 22%, 17% and 15% of sales, respectively.

Sales to international markets increased $16.31 million in 2012 compared to 2011 principally as a result of increased sales in North America. North American sales increased 59% to $30.45 million in 2012 compared to $19.14 million in 2011 as we aggressively expanded sales to the U.S. market and integrated the operations of Diamond Bar. Sales to Australia decreased in 2012 compared to 2011, primarily because of the changing of our product mix and our marketing strategy and our changing sales and marketing strategy to diversify international sales. As part of our gradual change in sales and marketing strategy in 2012, we increased marketing efforts in the U.S. and China markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Europe were $14.84 million in 2012, an increase of 38% from $10.74 million in 2011. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. A continued effort in Hong Kong and other countries, resulted in sales of $3.07 million to these regions in 2012, compared to $2.19 million in 2011.

Sales to China, which includes sales to franchisees in addition to wholesalers and agents to domestic retail stores and distributors for the export market, accounted for 26% of sales compared to 24% in 2011. Sales to franchisees selling our branded products in China contributed approximately $3.97 million or 23% of our total China sales in 2012 compared to $5.51 million or 53% in 2011. Overall sales to China increased 66% to $17.15 million in 2012 compared to $10.32 million in 2011. The Company is currently adopting new image standards as well as product lines for their franchise operations that will take time to develop.  We expect this trend to reverse itself in the near future.  This increase in China based sales was due to (1) improving economic conditions, (2) increased franchise stores, and (3) improved marketing and sales support, including our launch of an internet based sales website, including our launch of an internet-based sales website in September 2012.  We anticipate increasing sales volume in China as we expand internet sales of our branded products.

Cost of Sales

Cost of sales consists primarily of material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 66% to $51.57 million in 2012 compared to $31.05 million in 2011 due primarily to an increase in sales and production. Cost of sales for products that we manufactured was $19.14 million in 2012, a 21% increase from $15.81 million in 2011. Material costs, labor costs and related overhead accounted for 74%, 19% and 7% of cost of sales for such products in 2012 compared to 73%, 20% and 7% in 2011, respectively. The cost of products purchased from third party manufacturers increased 113% to $32.44 million in 2012 from $15.24 million in 2011. Cost of sales as a percentage of net sales was 78% in 2012 compared to 72% in 2011. The increase in cost of sales as a percentage of net sales from 2012 to the comparable of 2011 resulted primarily from increased cost of products purchased from third party manufacturers as well as increased cost of raw material as a result of continuous inflation in China.

Gross Profit

Gross profit increased 22% to $14.73 million in 2012 compared to $12.11 million in 2011. Our gross profit margin decreased to 22% in 2012 compared to 28% in 2011. The decrease in gross profit margin resulted primarily from increased cost of sales as a percentage of net sales, which was due primarily to changes in our sales and marketing strategy that included increased purchases of products from other manufacturers and decreased percentage of self-produced products, and overall price increases on raw material as a result of continuous inflation in China; in addition, we attracted more sales orders from certain big trading company customers by lowering the selling price to them.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses. Operating expenses increased 56% to $8.07 million in 2012 from $5.17 million in 2011. Selling expense increased 69% to $3.16 million in 2012 from $1.87 million in 2011 due primarily to increased sales, an increase of salary and commission to sales persons by $0.28 million, warehouse rents by $0.44 million, shipping cost by $0.14 million, designer fee by $0.07 million and an increase of marketing expense by $0.18 million, including advertisement, promotional expense and tradeshow expense related to our expansion in the China retail market. General and administration expense increased 45% to $4.79 million in 2012 from $3.31 million in 2011 due primarily to an increase of employee compensation by $0.44 million, depreciation by $0.11 million, research and development by $0.33 million, and increased compliance costs by $0.37 million which includes audit, legal and consulting expenses as a result of being a U.S. public company since mid-2011. In addition, we recorded an allowance for bad debt for $226,137 during 2012 while we did not record any bad debt allowance in 2011.  In 2012, the company elected to establish a bad debt allowance in consideration of (1) the many collections-based variables associated with a fast growing global operation and (2) being subject to possible defaults that cannot be reasonably anticipated.

Other Income (Expense)

Other expense was $149,072 in 2012, compared with other expense of $114,000 in the 2011, an increase of $35,072. The increase in other expense was due primarily to increased interest expenses from the lines of credit.

Income Tax Expense

Income tax expense was $1,071,654 in 2012 compared with $1,460,511 in 2011.  The decrease in income tax expense is mainly due to a smaller current year tax reserve for uncertainty on tax position that is related to the transfer pricing between Nova Dongguan and Nova Macao, and Nova US’s foreign based company sales income. The company significantly reduced the level of intercompany transactions between Nova Dongguan and Nova Macao compared to 2011, thus, a reduced tax reserve relating to uncertainty on tax position.

Net Income

Net income was $5.43 million in 2012, an increase of 1% from $5.37 million in the 2011. Our net profit margin was 8% for 2012, a decrease of 4% from 12% for the 2011, due to the reasons explained above.

Earnings Per Share

In 2012, basic and diluted earnings per share were $0.29, compared with $0.37 in the last year.  EPS in 2012 was calculated on the basis of 18,530,591 basic and 18,681,448 diluted weighted average shares outstanding, respectively, compared with 14,506,915 basic and 14,697,206 diluted weighted average shares outstanding in the comparable year of 2011.

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

As we continue to execute our growth strategy focused on aggressively expanding sales, particularly in the U.S. and China, we remain focused on improving net margins and bottom line growth.  As noted above, a particular focus in this regard is on reducing reliance on lower margin third party manufacturing and expansion of our own higher margin production facilities. We also believe there is elasticity in pricing our higher end products and an ongoing opportunity to improve our product mix which should help us to stay in step with cost increases.  We further believe that increased direct sales in China, including the start-up of an internet sales platform for us to take orders via internet in China, will positively impact profitability.

As explained in this report, the year over year increase in diluted shares outstanding, is a consequence of two private placement financings we completed in August, 2011 and January, 2012. In August 2011, we completed a private placement of our common stock whereby we raised $4.50 million (net proceeds of $3.86 million).  In January 2012, we completed an additional private placement of our common stock whereby we raised $2.07 million (net proceeds of $1.75 million). As described in this report, the Company relies primarily on internally generated cash flow and proceeds under our existing credit facilities to support growth.  We may seek additional financing in the form of bank loans or other credit facilities or funds raised through future offerings of our equity or debt, if and when we determine such offerings are required. Should we determine to seek any such financing over the next twelve months, given our strong balance sheet as of December 31, 2012, and the current low interest rate environment, we believe it would most likely be in the form of non-diluting debt though there is no certainty that we may be able to do this and if so, on terms acceptable to us.

On May 25, 2012, Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.5% and maturity on June 15, 2013. The line of credit was guaranteed by Nova Lifestyle. As of December 31, 2012, Diamond Bar had $3,283,613 outstanding on the credit line. The loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $3 million; (ii) maintain a current ratio in excess of 1.25 to 1.00; and (iii) maintain a ratio of debt to tangible net worth not in excess of 3.500 to 1.000; (iv) the pre-tax income must be not less than 0.5% of total revenue quarterly. As of December 31, 2012, Diamond Bar was in compliance with all the covenants. During the year ended December 31, 2012, the Company paid interest of $71,539 on this credit line.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,181,927 (RMB 20 million) with maturity on April 24, 2015.  As of December 31, 2012, Nova Dongguan had $1,645,565 (RMB 10.34 million) outstanding on the line of credit with $1,113,674 (RMB 7 million) and $531,891 (RMB 3.34 million) maturing on May 20, 2013 and November 20, 2013, respectively. The loan bears annual interest of 6.94% for the 1st drawing of $1,113,674 (RMB 7 million) which occurred on May 20, 2012, and 6.60% for the 2nd drawing of $531, 891(RMB 3.34 million) which occurred on November 20, 2012, and requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was secured by the building of Nova Dongguan and guaranteed by Nova Dongguan and the Company’s CEO. During the year ended December 31, 2012, the Company paid interest of $43,575 (RMB 275,069).

On August 24, 2012, Nova Macao entered into an agreement with a commercial bank in Hong Kong for a line of credit of up to $8,000,000 with maturity on August 23, 2013. As of December 31, 2012, Nova Macao had $1,600,000 outstanding on the line of credit with maturity on August 23, 2013. The loan bears annual interest of 4.25% and requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance.

The loan has the following covenants: (i) Total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $8,000,000, (b) insurance claim limits and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible account receivables are insured buyers by Sinosure assigned to Bank and within established insurance limit; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount should be settled with 7 days by Nova Furniture Macao Commercial Offshore Limited; and. (v) the Company maintains a debt to tangible net worth ratio of not in excess of 3.0x for the fiscal year ended December 31, 2012. As of December 31, 2012, Nova Macao was in compliance with all the covenants.

We had net working capital of $16,543,553 at December 31, 2012, an increase of $245,638 from net working capital of $16,297,915 at December 31, 2011. The ratio of current assets to current liabilities was 2.06-to-1 at December 31, 2012.

The following is a summary of cash provided by or used in each of the indicated types of activities during the year ended December 31, 2012 and 2011:

	2012	2011
Cash provided by (used in):
Operating activities	$826,862	$(465,766)
Investing activities	(8,808,163)	(1,854,645)
Financing activities	8,621,939	3,823,786

Net cash provided by operating activities was $0.83 million in 2012, an increase of cash inflow of $1.29 million or 278% from $0.47 million of cash used in operating activities in 2011. The increase in cash inflow was attributable primarily to improved timely collection on accounts receivables and increased accrued expenses and other payables outstanding that resulted in less cash outflow.  It is, however, offset by the increase in inventory and advances to customers’ balances.

Net cash used in investing activities was $8.81 million in 2012, an increase of $6.95 million or 375% from $1.85 million in 2011. In 2012, we paid $0.65 million for the acquisition of property and equipment, $0.54 million payment for the acquisition of a land use right, $3.00 million for deposit on the proposed acquisition of Bright Swallow International Group, Ltd (“Bright Swallow”), and $4.63 million for construction in progress for a new manufacturing plant at Nova Dongguan (Phase II factory construction project). In 2011, we paid $0.59 million for the acquisition of property and equipment, $0.45 million for acquisition of Diamond Bar Outdoor and $0.20 million for acquisition of trademarks, $0.13 million for acquisition of heritage and cultural assets and $0.62 million for deposit on factory construction.

On December 21, 2012, we signed a term sheet to acquire all issued and outstanding shares of Bright Swallow from its sole shareholder for the total purchase price of $6.5 million in cash and we executed a definitive purchase agreement on March 22, 2013; Bright Swallow is a British Virgin Island company engaged in export of sofas to overseas customers. We previously paid a $3 million refundable deposit before December 31, 2012 and have agreed to pay the  remaining $3.5 million upon closing, which will be not later than April 26, 2013 unless we otherwise agree with Bright Swallow. The $3 million deposit is refundable should we not close this proposed transaction.

Net cash provided by financing activities was $8.62 million in 2012 compared to the cash inflow of $3.82 million in 2011. In 2012, we received $6.52 million from bank loans, $1.75 million from a private placement, and $0.14 million from warrants exercised. In the comparable period of 2011, we had $1.36 million repayment from a related party, and $3.86 million from a private placement, but offset with $1.56 million advance to related parties.

As of December 31, 2012, we had gross accounts receivable of $22,613,652, of which $17,337,831 was with aging within 90 days, $5,275,821 was with aging over 90 days; we had an allowance for bad debt of $226,137 for accounts receivables. The increase in accounts receivable resulted primarily from increased sales in the year ended December 31, 2012.

Our standard payment term for accounts receivable is 30 - 120 days. During the year ended December 31, 2012, we had accounts receivable turnover of 3.21 on an annualized basis, with sales outstanding of 114 days and inventory turnover of 20.27 on an annualized basis.  During the year ended December 31, 2011, we had accounts receivable turnover of 3.39 on an annualized basis, with sales outstanding of 108 days and inventory turnover of 21.67 on an annualized basis.  We continue to work on improving our average days to collect our receivables as demonstrated by the progress in the 4th quarter of 2012 compared to the 3rd quarter of 2012.  Our receivables at the end of the 3rd quarter of 2012 were $23,452,857 with revenues of $46,351,192 (with a 193 day average collection) as compared with the end of the 4th quarter of 2012 when our receivables were $22,387,517 with revenues of $66,297,498 (with a 123 day average collection).

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

On November 16, 2009, the Foreign Trade and Economic Cooperation Bureau of Dongguan approved an increase in the registered capital of Nova Dongguan from $8 million to $20 million, with the $12 million in additional contribution of capital to be paid within two years, for which we received an extension. As of December 31, 2012, Nova Dongguan has received capital contributions of $13.60 million. The remaining $6.40 million of additional contribution to capital was due by June 30, 2012, but was extended to June 30, 2013. We may apply for another extension of the payment period and a reduction of the registered capital requirement, as allowed by PRC regulations for foreign-invested enterprises. If we do not receive an extension or reduction of registered capital, and we are unable to make the required contribution to registered capital, Nova Dongguan may be required to pay a negotiated penalty, typically 3% to 5% of the unsatisfied contribution of registered capital remaining outstanding, or up to $370,000 based on the amount remaining outstanding as of December 31, 2012. After a six-month period following payment of any such penalty, Nova Dongguan may request a reduction of its registered capital to the amount already contributed with the outstanding balance waived without risk of business license revocation. Although repatriation of profits or dividends by Nova Dongguan will require approval by the SAFE until the contribution of capital is satisfied or the registered capital requirement is reduced to the amount contributed, based upon our prior working experience with the relevant PRC government agencies, we believe that such approval would be granted.  Nova Dongguan received additional $1 million registered capital in August 2012, and, as noted above, was allowed to fulfill the remaining amount of capital contribution by June 30, 2013.

Private Placement

On August 18, 2011, we completed a closing of a private placement pursuant to which we sold 2,998,267 units, each such unit consisting of 1 share of our common stock and a warrant to purchase 15% of 1 share of our common stock, at $1.50 per unit for gross proceeds of $4,497,401 (net proceeds of $3,859,933 after commission and offering-related costs). The warrants are immediately exercisable, expire on the third anniversary of their issuance and entitle the holders to purchase 449,740 shares of our common stock at $2.00 per share. We may call the warrants at $4.00 per share at any time after: (i) a registration statement registering the common stock underlying the warrants becomes effective; (ii) the common stock is listed on a national securities exchange; and (iii) the closing price of the common stock equals or exceeds $4.00. We paid the placement agent in the private placement commissions consisting of $449,740 and warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 449,740 shares of our common stock. Certain purchasers of the units and the placement agent received registration rights pursuant to a registration rights agreement that requires us to register the shares of common stock and the shares of common stock issuable upon exercise of the warrants issued to such shareholders in the private placement. The registration statement with respect to such securities was initially declared effective on October 28, 2011. On March 30, 2012, the Company filed a post-effective amendment for the registration statement with SEC and it was declared effective on January 10, 2013. During the year ended December 31, 2012, warrants for 71,300 shares were exercised at $2 per share.

On January 13, 2012, we completed a closing of a private placement pursuant to which we sold 517,000 units, each such unit consisting of 1 share of our common stock and a warrant to purchase 15% of 1 share of our common stock, at $4.00 per unit for gross proceeds of $2,068,000 (net proceeds of $1,753,849 after commission and offering-related costs). The warrants are immediately exercisable, expire on the third anniversary of their issuance and entitle the holders to purchase 77,550 shares of our common stock at $4.50 per share. We may call the warrants at $5.00 per share at any time after: (i) a registration statement registering the common stock underlying the warrants becomes effective; (ii) the common stock is listed on a national securities exchange; and (iii) the closing price of the common stock equals or exceeds $5.00. We paid the placement agent in the private placement commissions consisting of $206,800 and warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 77,550 shares of our common stock. The purchasers of the units and placement agent received registration rights pursuant to a registration rights agreement that requires us to file a registration statement within 60 days of the closing of the private placement covering the shares of common stock and the shares of common stock issuable upon exercise of the warrants issued in the private placement. The registration statement with respect to such securities was filed with SEC on March 30, 2012 and was declared effective on January 15, 2013.

Line of Credit

On May 25, 2012, Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.5% and maturity of June 15, 2013. The line of credit was secured by all of the assets of Diamond Bar Outdoors, Inc., a subsidiary of Nova Lifestyle and guaranteed by Nova Lifestyle. As of December 31, 2012, Diamond Bar had $3,283,613 outstanding on the line of credit. The loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $3 million; (ii) maintain a current ratio in excess of 1.25 to 1.00; and (iii) maintain a ratio of debt to tangible net worth not in excess of 3.500 to 1.000; (iv) the pre-tax income must be not less than 0.5% of total revenue quarterly. As of December 31, 2012, Diamond Bar was in compliance with all the covenants. During the year ended December 31, 2012, the Company paid interest of $71,539.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,181,927 (RMB 20 million) with maturity on April 24, 2015.  As of December 31, 2012, Nova Dongguan had $1,645,565 (RMB 10.34 million) outstanding on the line of credit with $1,113,674 (RMB 7 million) and $531,891 (RMB 3.34 million) maturing on May 20, 2013 and November 20, 2013, respectively. The loan bears annual interest of 6.94% for the 1st drawing of $1,113,674 (RMB 7 million) which occurred on May 20, 2012, and 6.60% for the 2nd drawing of $531,891(RMB 3.34 million) which occurred on November 20, 2012, and requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was secured by the building of Nova Dongguan and guaranteed by Nova Dongguan and the Company’s CEO. During the year ended December 31, 2012, the Company paid interest of $43,575 (RMB 275,069).

On August 24, 2012, Nova Macao entered into an agreement with a commercial bank in Hong Kong for a line of credit up $8,000,000 with maturity on August 23, 2013. As of December 31, 2012, Nova Macao had $1,600,000 outstanding on the line of credit with maturity on August 23, 2013 from this credit line. The loan bears annual interest of 4.25% and requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance.

The loan has the following covenants: (i) Total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $8,000,000, (b) insurance claim limits and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible account receivables are insured buyers by Sinosure assigned to Bank and within established insurance limit; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount should be settled with 7 days by Nova Furniture Macao Commercial Offshore Limited; and. (v) the Company maintains a debt to tangible net worth ratio of not in excess of 3.0x for the fiscal year ended December 31, 2012. As of December 31, 2012, Nova Macao was in compliance with all the covenants.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective as of such date  as identified in our internal control over financial reporting below.

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

As of December 31, 2012, we have identified certain matters that constituted a material weakness in our internal control over financial reporting. Specifically, our Board of Directors currently lacks independent directors and an audit committee, and we lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

As of the date of this filing, we have conducted an extensive search for independent directors and have chosen three (3) persons meeting the necessary criteria to which we have extended an invitation to serve on our board.  As of the date of this filing all three candidates have proffered conditional acceptances based upon their due diligence, final interviews with our Corporate Team, and securing D&O insurance coverage or a suitable alternative.  We have also completed creation of the necessary charters to be adopted for our Audit, Compensation, and Nominating/Corporate Compliance Committees.  Our goal is to appoint these candidates to our Board of Directors once they provide us with their final acceptance notification.

We have taken, and are taking, certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We plan to hire additional credentialed professional staff and consulting professionals with greater knowledge and experience of U.S. GAAP and related regulatory requirements to oversee our financial reporting process in order to ensure our compliance with U.S. GAAP and other relevant securities laws. In addition, we plan to provide additional training to our accounting personnel on U.S. GAAP, and other regulatory requirements regarding the preparation of financial statements. Until such time as we hire qualified accounting personnel with the requisite U.S. GAAP knowledge and experience and train our current accounting personnel, we have engaged an outside CPA with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP. We are taking certain actions to remediate other identified material weakness related to lack of independent directors, and audit committee. We plan to add independent directors and establish an audit committee as a separately designated committee of the Board of Directors with a written charter by June 30, 2013. By June 30, 2013 we plan to appoint an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K as a requirement to the listing of our common stock on a national securities exchange. In addition to above state remediation plan we have hired an outside consultant in March 2012 to assist us in improving the design and operations of our internal controls over financial reporting and their assessment for our U.S. parent company and all subsidiaries.

We believe the measures described above will facilitate remediation of the material weaknesses identified above. However, because this remediation process is still in its initial stages, we can give no assurance as to when it will be completed. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures are necessary to address control deficiencies.

 Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Position	Age
Ya Ming Wong	Chairman and Chief Executive Officer, Director	45
Yuen Ching Ho	Chief Financial Officer	53
Thanh H. Lam	President and Director	45
Man Shek Ng	Corporate Secretary	42
Ah Wan Wong	Vice President – Marketing	40
Mark Chapman	Vice President – Marketing	44

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

●
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●
found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;

●
subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by us and on the written representations of certain reporting persons, we believe that all such Section 16(a) filing requirements were timely met during 2012.

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

Executive Compensation

The following table sets forth information concerning the compensation for the years ended December 31, 2012 and 2011, of each of our named executive officers.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Ya Ming Wong(1)	2012	100,000	0	0	0	0	0	0	100,000
Chairman and Chief Executive Officer	2011	50,000	0	0	0	0	0	0	50,000
Yuen Ching Ho(1)	2012	80,000	0	0	0	0	0	0	80,000
Chief Financial Officer	2011	40,000	0	0	0	0	0	0	40,000
Thanh H. Lam(2)	2012	80,000	0	0	0	0	0	0	80,000
President and Director	2010	35,000	-	-	-	-	-	-	35,000

(1)	Messrs. Wong and Ho received no compensation prior to June 30, 2011, for serving as officers of Nova Furniture or its subsidiaries.
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

Equity Awards and Equity Incentive Plans

As of December 31, 2012, there were no outstanding equity awards held by our named executive officers.

We currently have no equity incentive plan. We intend to adopt an equity incentive plan in order to further our growth by enabling our officers, employees, contractors and service providers to acquire our common stock, increasing their personal involvement with us and thereby enabling us to attract and retain our officers, employees, contractors and service providers.

Compensation of Directors

As of December 31, 2012, none of our directors has received any compensation from us for serving as our directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth information as of March 26, 2013, regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our named executive officers and directors as a group.

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

As of March 26, 2013, there were 18,536,567 shares of our common stock issued and outstanding.

Name of beneficial owner	Number of shares		Percent of class
5% Shareholders
Jun Jiang	1,142,800	(1)	6.2%
Steven Liu	1,117,500	(2)	6.0%

Directors and named executive officers
Ya Ming Wong, Chairman and Chief Executive Officer	4,854,000	(3)	26.2%
Yuen Ching Ho, Chief Financial Officer	4,854,000	(4)	26.2%
Thanh H. Lam, President	-		* %
Directors and named executive officers as a group (3 persons)	9,708,000		52.4%

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

The registrant does not currently have any compensation plan under which equity securities of the registrant are authorized for issuance.

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

From time to time prior to our acquisition of Nova Furniture, Mr. Wong, our Chairman and Chief Executive Officer and named beneficial owner of our common stock, made advances to Nova Dongguan for its operating needs. These advances did not bear interest, were unsecured and payable on demand. Since 2010, the largest amount of indebtedness outstanding at any time, consisting solely of principal outstanding at such time, was $701,677 In 2011, the largest amount of principal outstanding was $197,776 and the total amount of principal paid was $263,022.  Nova Dongguan currently does not have any amount due to Mr. Wong, and there are no plans or commitments to borrow any further amounts from Mr. Wong.

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

On January 1, 2011, Nova Furniture entered into the St. Joyal Shareholder Agreement with St. Joyal, an unrelated California corporation engaged in business investment and development. St. Joyal has introduced us from time to time in 2010 and 2011 to prospective customers through its business contacts with U.S. domestic furniture wholesalers and retailers. St. Joyal did not receive any commissions or compensation from Nova Furniture for these introductions. Pursuant to the St. Joyal Shareholder Agreement, St. Joyal agreed to pay $2.4 million to Nova Furniture by January 1, 2014, for 18.75% of the equity interest in Nova Furniture, of which St. Joyal has paid $0.45 million as of December 31, 2012 and 2011. The St. Joyal Shareholder Agreement also provides for St. Joyal to help us to expand into the U.S. market by continuing to introduce us to prospective customers and acting as an advisor to us on sales and other business matters. The St. Joyal Shareholder Agreement provides for no compensation to St. Joyal, nor do we have any plans to compensate St. Joyal other than the reimbursement of expenses, of which none have accrued as of December 31, 2012.

On January 7, 2011, Nova Dongguan entered into an Intellectual Property Rights Transfer Agreement, as amended on September 21, 2011, with Mr. Wong, our Chairman and Chief Executive Officer, to establish the terms of the ownership transfer to Nova Dongguan, and the perpetual, exclusive, worldwide, royalty-free and irrevocable intellectual property usage rights granted to Nova Dongguan in connection with the ownership transfer, of his ownership of 116 design patents issued in China and used by us. As of December 31, 2011, SIPO approved the ownership transfer to Nova Dongguan of 30 of the design patents. Mr. Wong was the owner and named registrant on behalf of Nova Dongguan of the transferred design patents at the time of each such patent’s original application, and Nova Dongguan expensed the development costs of each patent at the time of such development. Accordingly, the dollar value of the transfer agreement was nominal.

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

On August 6, 2011, Diamond Bar entered into a three-year renewable lease agreement for warehouse and office space in Commerce, California. The building owner and lessor is D.D.P. Properties, Inc., a California corporation owned and controlled with his family by Tay Duc Diem, the husband of our President, Ms. Lam. The monthly rent under this lease is $38,100, with total rental expense in 2012 of $457,200 and total rent expense in 2011 of $163,300 since our acquisition of Diamond Bar on August 31, 2011.

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

Item 14. Principal Accounting Fees and Services

Our Board of Directors selected Marcum Bernstein & Pinchuk LLP, or Marcum, as the independent registered certified public accounting firm to audit the books and accounts of our company and subsidiaries for the fiscal year ending December 31, 2012. Marcum has served as our independent accountant since June 30, 2011. Prior to such appointment, Marcum provided a report dated May 18, 2011, on the financial statements of Nova Furniture for the years ended December 31, 2010 and 2009. From July 13, 2010, through June 30, 2011, Goldman Kurland and Mohidin LLP, or GKM, served as the independent accountant of our predecessor shell company. Prior to July 13, 2010, Kyle L. Tingle, CPA, LLC, or Tingle, served as the independent accountant of our predecessor shell company since September 9, 2009 (inception). The following table presents the aggregate fees billed for professional services rendered by Marcum, GKM and Tingle for the years ended December 31, 2012 and 2011.

	2012	2011
	Marcum	Marcum	GKM
Audit fees	$200,000	$256,500	$1,500
Audit-related fees	0	11,000	0
Tax fees	0	2,500	0
All other fees	0	0	0

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
10.6#
Employment Agreement by and between Ya Ming Wong and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)

10.7#
Employment Agreement by and between Yuen Ching Ho and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)

10.8#
Employment Agreement by and between Thanh H. Lam and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)

10.9
Lock-Up Agreement between Ya Ming Wong and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.9 to the First Amendment to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 10, 2011)

10.10
Lock-Up Agreement between Yuen Ching Ho and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.10 to the First Amendment to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 10, 2011)

10.11
Lock-Up Agreement between Jun Jiang and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.11 to the First Amendment to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 10, 2011)

10.12
Lock-Up Agreement between Qiang Liu and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.12 to the First Amendment to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 10, 2011)

10.13
Stock Purchase Agreement between Nova LifeStyle, Inc. and Jun Zhang, dated August 31, 2011 (Incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on September 6, 2011)

10.14
Trademark Purchase and Assignment Agreement by and between St. Joyal and Nova LifeStyle, Inc., dated August 31, 2011 (Incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on September 6, 2011)

10.15#
Employment Agreement by and between Thanh H. Lam and Nova LifeStyle, Inc., effective as of September 1, 2011 (Incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-177353) filed on October 17, 2011)

10.16
First Amendment to Intellectual Property Rights Transfer Agreement by and between Nova Furniture (Dongguan) Co., Ltd. and Ya Ming Wong, dated September 21, 2011 (Incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-177353) filed on October 17, 2011)

10.17
Stock Acquisition Agreement by and between Nova LifeStyle, Inc. and Bright Swallow International Group Limited, dated March 22, 2013 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on March 26, 2013)

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

NOVA LIFESTYLE, INC.

Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Shareholders of
Nova LifeStyle, Inc.

We have audited the accompanying consolidated balance sheet of Nova LifeStyle, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nova LifeStyle, Inc. and its subsidiaries, as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein & Pinchuk LLP

Marcum Bernstein & Pinchuk LLP
New York, NY
April 1, 2013

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

	2012	2011

Assets

Current Assets
Cash and cash equivalents	$3,150,492	$2,505,179
Accounts receivable, net	22,387,517	18,974,612
Accounts receivable - related party	--	28,289
Due from factor	--	203,351
Advance to suppliers	3,105,584	349,767
Inventories	3,240,721	1,848,081
Prepaid expenses and other receivables	179,713	113,853
Deferred tax asset	157,423	156,974

Total Current Assets	32,221,450	24,180,106

Noncurrent Assets
Heritage and cultural assets	129,002	128,687
Plant, property and equipment, net	8,551,114	8,721,186
Construction in progress	5,374,056	726,296
Acquisition deposit	3,000,000	--
Lease deposit	43,029	-
Goodwill	218,606	218,606
Intangible assets, net	1,216,092	724,465
Deferred tax asset, net	--	118,144

Total Noncurrent Assets	18,531,899	10,637,384

Total Assets	$50,753,349	$34,817,490

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
DECEMBER 31, 2012 AND 2011

	2012	2011

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$7,123,534	$6,758,058
Line of credit	6,529,178	--
Advance from customers	257,191	91,021
Accrued liabilities and other payables	1,495,835	834,128
Taxes payable	272,159	198,984

Total Current Liabilities	15,677,897	7,882,191

Noncurrent Liabilities
Deferred rent payable	55,902	58,949
Deferred tax liability, net	45,370	--
Income tax payable	4,608,592	4,016,266

Total Noncurrent Liabilities	4,709,864	4,075,215

Total Liabilities	20,387,761	11,957,406

Contingencies and Commitments

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 18,536,567 and 17,898,267 shares issued and outstanding as of December 31, 2012 and 2011, respectively	18,537	17,898
Additional paid-in capital	19,107,845	17,074,535
Subscription receivable	(1,950,000)	(1,950,000)
Statutory reserves	6,241	6,241
Accumulated other comprehensive income	2,176,646	2,138,974
Retained earnings	11,006,319	5,572,436

Total Stockholders' Equity	30,365,588	22,860,084

Total Liabilities and Stockholders' Equity	$50,753,349	$34,817,490

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011

Net Sales (Including sales to related party of $0 and $902,638 during the years ended December 31, 2012 and 2011)	$66,297,498	$43,162,026

Cost of Sales	51,572,076	31,048,952

Gross Profit	14,725,422	12,113,074

Operating Expenses
Selling expenses	3,158,191	1,865,086
General and administrative expenses	4,788,947	3,308,312
Loss on disposal of plant, property and equipment	123,675	--

Total Operating Expenses	8,070,813	5,173,398

Income From Operations	6,654,609	6,939,676

Other Income (Expenses)
Non-operating income	50,915	52,043
Foreign exchange transaction gain (loss)	47	(90,609)
Interest income (expense)	(188,868)	1,402
Financial expense	(11,166)	(76,836)

Total Other Expenses, Net	(149,072)	(114,000)

Income Before Income Tax	6,505,537	6,825,676

Income Tax Expense	1,071,654	1,460,511

Net Income	5,433,883	5,365,165

Other Comprehensive Income
Foreign currency translation	37,672	527,218

Comprehensive Income	$5,471,555	$5,892,383

Basic weighted average shares outstanding	18,530,591	14,506,915
Diluted weighted average shares outstanding	18,681,448	14,697,206

Basic net earnings per share	$0.29	$0.37
Diluted net earnings per share	$0.29	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

					Accumulated
					Other			Total
	Common stock		Additional Paid	Subscription	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	in Capital	receivable	Income	Reserve	Earnings	Equity

Balance - January 1, 2011	9,685,000	$9,685	$10,902,815	$--	$1,611,756	$6,241	$207,271	$12,737,768

Sale of common stock to St. Joyal	2,235,000	2,235	2,397,765	(1,950,000)	--	--	--	450,000

Outstanding common stock of registrant at date of reverse merger	2,980,000	2,980	(82,980)	--	--	--	--	(80,000)

Sale of common stock in private placement, net	2,998,267	2,998	3,856,935	--	--	--	--	3,859,933

Net income	--	--	--	--	--	--	5,365,165	5,365,165

Foreign currency translation gain	--	--	--	--	527,218	--	--	527,218

Balance - December 31, 2011	17,898,267	17,898	17,074,535	(1,950,000)	2,138,974	6,241	5,572,436	22,860,084

Sale of common stock in private placement, net	517,000	517	1,753,332	--	--	--	--	1,753,849

Exercise of warrants	71,300	71	142,529	--	--	--	--	142,600

Stock issued for service	50,000	50	137,450	--	--	--	--	137,500

Net income	--	--	--	--	--	--	5,433,883	5,433,883

Foreign currency translation gain	--	--	--	--	37,672	--	--	37,672

Balance - December 31, 2012	18,536,567	$18,536	$19,107,846	$(1,950,000)	$2,176,646	$6,241	$11,006,319	$30,365,588

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Cash Flows From Operating Activities
Net Income	$5,433,883	$5,365,165
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	764,596	663,031
Deferred tax	163,370	(172,474)
Stock compensation expense	57,292	--
Loss on fixed assets disposal	123,675	--
Bad debt	225,897	--
Changes in operating assets and liabilities:
Accounts receivable	(3,624,756)	(11,784,975)
Accounts receivable - related party	28,289	536,881
Advance to suppliers	(2,753,569)	(13,609)
Inventories	(1,386,750)	4,383
Other current assets	(32,900)	18,365
Accounts payable	351,846	3,754,075
Advance from customers	165,291	65,266
Accrued expenses and other payables	658,371	(412,246)
Deferred rent payable	(3,178)	13,243
Taxes payable	655,505	1,497,129

Net Cash Provided by (Used in) Operating Activities	826,862	(465,766)

Cash Flows From Investing Activities
Deposit on acquisition of Bright Swallow Int'l Group Ltd.	(3,000,000)	--
Cash received from fixed assets disposal	8,363	141,231
Acquisition of Diamond Bar Outdoors, Inc.	--	(450,000)
Acquisition of intangible asset	(538,614)	(200,000)
Purchase of heritage and cultural assets	--	(125,541)
Purchase of property and equipment	(651,805)	(589,185)
Construction in progress	(4,626,107)	(631,150)

Net Cash Used in Investing Activities	(8,808,163)	(1,854,645)

Cash Flows From Financing Activities
Advance to related parties	--	(1,560,085)
Proceeds from subscription receivable	--	450,000
Repayment from related parties	--	1,357,289
Proceeds of line of credit and bank loan	6,522,139	--
Cash proceeds from private placement, net	1,753,849	3,859,933
Payment for note payable	--	(80,000)
Due from factor	203,351	(203,351)
Cash received from warrants exercised	142,600	--

Net Cash Provided by Financing Activities	$8,621,939	$3,823,786

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$4,675	$16,800

Net increase in cash and cash equivalents	645,313	1,520,175

Cash and cash equivalents, beginning of year	2,505,179	985,004

Cash and cash equivalents, ending of year	$3,150,492	$2,505,179

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
Income tax payments	$269,316	$126,702
Interest expense	$121,403	$--

Supplemental Disclosure of Non-Cash Financing Activities

Subscription receivable from sales of common stock	$--	$2,400,000
Construction deposit transfer to construction in progress	$633,212	$--

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Nova Furniture formed Nova Furniture (Dongguan) Co., Ltd. (“Nova Dongguan”) on June 6, 2003, as a wholly foreign owned enterprise incorporated in the Guangdong Province of the People’s Republic of China (“China” or the “PRC”) and primarily engaged in the development, manufacture and sale of furniture.

The controlling shareholders of Nova Furniture formed Nova Furniture Holdings Limited (“Nova Holdings”) effective March 8, 2005, under the laws of the BVI and transferred all of their equity interests in Nova Furniture to Nova Holdings. This transaction was accounted for as a reorganization of entities under common control, with assets and liabilities transferred at their carrying amounts, and the financial statements are presented as if the reorganization had occurred retroactively.

On May 20, 2006, Nova Holdings formed Nova Furniture Macao Commercial Offshore Ltd. (“Nova Macao”) under the laws of Macao. Nova Macao  is engaged in furniture trading with products purchased and imported mainly from Nova Dongguan.

On January 3, 2011, Nova Furniture issued an additional 11,917,616 shares (post-recapitalization shares) of its capital stock, of which 2,235,000 shares were issued to Nova Holdings and 9,682,616 shares were issued to St. Joyal, an unrelated U.S. company incorporated in the State of California and engaged in business development and investment activities. Following this issuance, Nova Holdings held 81.25% and St. Joyal held 18.75% of the equity interests in Nova Furniture. Pursuant to a shareholder agreement, St. Joyal is committed to pay $2.4 million by January 1, 2014, in exchange for its 18.75% equity interest in Nova Furniture. As of December 31, 2012, St. Joyal has paid $0.45 million to the Company and $1.95 million remains outstanding.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

The “Company” and “Nova” collectively refer to Nova LifeStyle, the U.S. parent, and its subsidiaries, Nova Furniture, Nova Dongguan, Nova Macao, Nova Museum and Diamond Bar.

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

Business Combination

For a business combination, the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree are recognized at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, are recognized at the full amounts of their fair values. In a bargain purchase in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree that excess in earnings is recognized as a gain attributable to the acquirer.

Deferred tax liability and asset are recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 740-10.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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
ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first step of the two-step goodwill impairment test is required to be performed. For the year ended December 31, 2012, the Company performed qualitative assessment for the goodwill. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the first step of the two-step goodwill impairment test for Diamond Bar reporting unit.
Accordingly, as of December 31, 2012 and 2011, the Company concluded there was no impairment of goodwill.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company recorded $226,137 and $0 as allowance for bad debts as of December 31, 2012 and 2011, respectively.

Inventories

Inventories are stated at the lower of cost or market value with cost determined on a weighted-average basis, which approximates the first-in first-out method. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company did not record any provision for write-downs of inventory at December 31, 2012 and 2011.

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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2012 and 2011, there were no significant impairments of its long-lived assets except that the Company disposed of an obsolete and unused workshop and recognized a loss of $123,675 during the year ended December 31, 2012.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products in development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense was $497,859 and $164,720 for the years ended December 31, 2012 and 2011, respectively.

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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

The following table presents a reconciliation of the amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the years ended December 31, 2012 and 2011:

	Gross UTB
	2012	2011

Beginning balance at January 1	$3,709,129	$2,189,194

Increase in unrecorded tax benefits taken in current year	291,220	1,373,704

Exchange rate adjustment	10,308	146,231

Ending balance at December 31	$4,010,657	$3,709,129

At December 31, 2012, and 2011, the Company had cumulatively accrued approximately $610,000 and $310,000, respectively, for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense, which totaled approximately $291,000 and $135,000 for the years ended December 31, 2012, and 2011, respectively.   If the entire unrecognized tax benefits were recognized as of December 31, 2012, it would affect the Company's effective tax rate.

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

Nova Dongguan is subject to taxation in the PRC. Nova Dongguan’s PRC income tax returns are generally not subject to examination by the tax authorities for tax years before 2007. With a few exceptions, the tax years 2007-2011 remain open to examination by tax authorities in the PRC; the tax year 2011 for US entities remains open to examination by tax authorities in the US.

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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Franchise Arrangements

In 2010, the Company began entering into area product franchise agreements with franchisees who operate specialty furniture stores carrying only Nova-branded products. The product franchise agreement provides for the franchisee to retail Nova-brand furniture products for a period of one year from the date of the agreement. The franchisee is required to pay a deposit of RMB 30,000 at the signing of the agreement, which is used as payment for future purchases and is deferred on the Company’s balance sheet as a customer deposit. The franchisee is required to guarantee a minimum purchase amount from the Company during the contract period. The Company has the right to terminate the agreement should the franchisee fail to meet the minimum purchase amounts. The Company provides the franchisee with store images and designs, signage, floor plan product information and training. In addition, the Company will rebate a per square meter subsidy to the franchisee for the store build-out within six months from the agreement date. The franchisee earns 30% of the rebate on its initial purchase from the Company and then at a rate of 5% of each subsequent purchase until fully refunded of its deposit or six months from the agreement date, whichever is earlier. At December 31, 2012 and 2011, the Company had franchising subsidy payable of $179,786 and $187,758, respectively. In accordance with ASC 605-50, as the Company does not receive an identifiable benefit from these rebates, the rebates are recorded as a reduction of revenue on sales to the franchisee.

Cost of Sales

Cost of sales consists primarily of material costs, labor costs and related overhead that are directly attributable to the production of the products. Write-down of inventory to the lower of cost or net realizable value is also recorded in the cost of sales.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the years ended December 31, 2012 and 2011, shipping and handling costs were $623,721 and $485,069, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $519,692 and $455,571 for the years ended December 31, 2012 and 2011, respectively.

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

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

The following table presents a reconciliation of basic and diluted earnings per share for the years ended December 31, 2012 and 2011:

	2012	2011
Net income	$5,433,883	$5,365,165

Weighted average shares outstanding – basic	18,530,591	14,506,915
Effect of dilutive securities:
Unexercised warrants	150,857	190,291

Weighted average shares outstanding – diluted	18,681,448	14,697,206

Earnings (loss) per share – basic	$0.29	$0.37
Earnings (loss) per share – diluted	$0.29	$0.37

At December 31, 2012 and 2011, the Company had no options to purchase shares of common stock outstanding and warrants to purchase 983,280 and 899,480 shares of common stock were outstanding and exercisable, respectively.  For the year ended December 31, 2012 and 2011, 155,100 and 0 shares purchasable under the warrants were excluded from EPS as their effects were anti-dilutive, respectively.

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

Two and one major customers accounted for 32% (18% and 14% for each) and 24% of the Company’s sales for the years ended December 31, 2012 and 2011, respectively. Accounts receivable from these customers amounted to $7,310,616 and $1,953,305 as of December 31, 2012 and 2011, respectively.

The Company purchased its products from four major vendors during the year ended December 31, 2012, and from three major vendors during the year ended December 31, 2011, accounting for 48% (15%, 11%, 11% and 11% for each) and 31% (11%, 10% and 10% for each) of the purchases, respectively. Accounts payable to these vendors were $ 2,242,851 and $1,934,561 as of December 31, 2012 and 2011, respectively.

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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Foreign Currency Translation and Transactions

The consolidated financial statements are presented in USD. The functional currency of Nova LifeStyle, Nova Furniture, Nova Macao and Diamond Bar is the United States Dollar (“$” or “USD”). The functional currency of Nova Dongguan and Nova Museum is RMB. The functional currencies of the Company’s foreign operations are translated into USD for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the weighted-average exchange rate during the fiscal year. The translation adjustments are recorded as a separate component of stockholders’ equity, captioned “Accumulated other comprehensive income.” Gains and losses resulting from transactions denominated in foreign currencies are included in “Other income (expenses)” in the consolidated statements of income and comprehensive income. There have been no significant fluctuations in the exchange rate for the conversion of RMB to USD after the balance sheet date.

The RMB to USD exchange rates in effect as of December 31, 2012 and 2011, were RMB6.2855 = USD$1.00 and RMB6.3009 = USD$1.00, respectively. The weighted-average RMB to USD exchange rates in effect for the years ended December 31, 2012 and 2011, were RMB6.3125 = USD$1.00 and RMB6.4588 = USD$1.00, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of the People’s Republic of China.

Comprehensive Income (Loss)

The Company follows FASB ASC 220 “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the consolidated statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the years ended December 31, 2012 and 2011 included net income and foreign currency translation adjustments.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period. The Company reclassified construction deposit of $634,830 to construction in progress as of December 31, 2011.

New Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP.  The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted which the Company has elected to do for the year ended December 31, 2012. The adoption of this pronouncement did not have a material impact on its financial statements.

As of December 31, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Note 3 - Inventories

As of December 31, 2012 and 2011, inventories consisted of the following:

	2012	2011

Raw material	$369,642	$28,667
Work in progress	832,270	436,980
Finished goods	2,038,809	1,382,434

	$3,240,721	$1,848,081

Note 4 - Heritage and Cultural Assets

As of December 31, 2012 and 2011, Nova Museum had heritage and cultural assets of $129,002 and $128,687, consisting principally of collectibles and antiques for exhibition. Depreciation is not required to be provided on heritage assets that have indefinite lives and no reduction in their value with the passage of time; however, the carrying amount of the heritage and cultural assets will be reviewed when there is evidence of impairment in accordance with ASC 360-10.

Note 5 - Plant, Property and Equipment, Net

As of December 31, 2012 and 2011, plant, property and equipment consisted of the following:

	2012	2011

Building and workshops	$7,426,146	$7,604,331
Office equipment	581,227	465,596
Autos	309,195	345,492
Machinery	3,100,756	2,643,008
Museum decoration and renovation	548,497	422,280
Less: accumulated depreciation	(3,414,707)	(2,759,521)

	$8,551,114	$8,721,186

Depreciation expense was $709,812 and $641,867 for the years ended December 31, 2012 and 2011, respectively.

During the years ended December 31, 2012, the Company had disposal loss of $123,675 on retirement of unused and obsolete workshop.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Note 6 - Construction in Progress

At December 31, 2012, the construction in progress of $5,374,056 consisted of construction cost of a new manufacturing plant at Nova Dongguan (Phase II factory construction project). The total construction cost is approximately $6.16 million and the Company is required to pay an additional $0.78 million to complete the construction.  The Company expects to complete construction by the end of first quarter of 2013.

At December 31, 2011, the construction in progress of $726,296 consisted of construction material purchased and a refundable deposit to an independent contractors for the construction of a new manufacturing plant at Nova Dongguan (Phase II factory construction project).

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

At February 28, 2012, the Company acquired another land use right for $536,193 (RMB3.4 million) with useful life of 50 years and is amortizing such right on a straight-line basis for 50 years. As of December 31, 2012, the Company paid in full for this land use right.  In addition, the Company is required to pay an annual fee at $240 per MU (total 17.97 MU for the land) from the second year after commencing of the land filling for 60 years for total of approximately $333,000 (RMB 2.1 million). The payment will be made annually with a 5% increase every 5 years. The Company will record such fees on a straight-line basis in future periods.

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

Intangible assets consisted of the following at December 31, 2012 and 2011:

	2012	2011

Land use right	$1,114,532	$572,202
Customer relationship	50,000	50,000
Trademark	200,000	200,000
Less: accumulated amortization	(148,440)	(97,737)

	$1,216,092	$724,465

Amortization of intangible assets was $54,784 and $21,164 for the years ended December 31, 2012 and 2011, respectively. Annual amortization expense is expected to be approximately $50,400 for each year from 2013 to 2015, and expected to be approximately $47,067 and $40,400 in 2016 and 2017, respectively.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Note 8 - Prepaid Expenses and Other Receivables

Other current assets consisted of the following at December 31, 2012 and 2011:

	2012	2011

Prepaid expenses	$111,521	$81,841
Other receivables	68,192	32,012
Total	$179,713	$113,853

Other receivables represented cash advances to employees and security deposit and exhibition deposits. Prepaid expenses included prepayments for insurance, suppliers, office supplies, IR expense, and advertising.

Note 9 - Acquisition Deposit

On December 21, 2012, the Company signed a term sheet to acquire all issued and outstanding shares of Bright Swallow International Group Limited (“Bright Swallow”) from its sole shareholder for the total purchase price of $6,500,000 in cash; Bright Swallow is a British Virgin Island company engaged in export of sofas to overseas customers. The Company is scheduled to pay $3,000,000 before December 31, 2012 (paid December 21, 2012) and the remaining $3,500,000 before June 30, 2013. The deposit of $3,000,000 is refundable should the two companies not complete this proposed transaction (See Note 21).

Note 10 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following at December 31, 2012 and 2011:

	2012	2011

Other payables	$89,982	$30,011
Salary payable	961,669	497,257
Franchising subsidy	179,786	187,758
Accrued expenses	264,398	119,102

Total	$1,495,835	$834,128

Accrued expenses represented utility, freight expenses and service charges from accounting, attorney and consultants. Other payables represented payables to contractors and vendors other than for purchase of materials. Franchising subsidy represented the accrued amount the Company will pay to its franchisees as a rebate to support their franchise store decoration expense.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Note 11 - Line of Credit

On May 25, 2012, Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.5% and maturity on June 15, 2013. The line of credit was secured by all of assets of Diamond Bar Outdoors, Inc., a subsidiary of Nova Lifestyle and guaranteed by Nova Lifestyle. As of December 31, 2012, Diamond Bar had $3,283,613 outstanding on the line of credit. During the year ended December 31, 2012, the Company paid interest of $71,539.

The loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $3 million; (ii) maintain a current ratio in excess of 1.25 to 1.00; and (iii) maintain a ratio of debt to tangible net worth not in excess of 3.500 to 1.000; (iv) the pre-tax income must be not less than 0.5% of total revenue quarterly. As of December 31, 2012, Diamond Bar was in compliance with all the covenants.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,181,927 (RMB 20 million) with maturity on April 24, 2015.  As of December 31, 2012, Nova Dongguan had $1,645,565 (RMB 10.34 million) outstanding on the line of credit with $1,113,674 (RMB 7 million) and $531,891 (RMB 3.34 million) maturing on May 20, 2013 and November 20, 2013, respectively. The loan bears annual interest of 6.94% and 6.60% for $1,113,674 (RMB 7 million) and 531,891 (RMB 3.34 million), respectively requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was secured by the building of Nova Dongguan and guaranteed by Nova Dongguan and the Company’s CEO. During the year ended December 31, 2012, the Company paid interest of $43,575 (RMB 275,069).

On August 24, 2012, Nova Macao entered into an agreement with a commercial bank in Hong Kong for a line of credit of up to $8,000,000 with maturity on August 23, 2013. As of December 31, 2012, Nova Macao had $1,600,000 outstanding on the line of credit with maturity on August 23, 2013. The loan bears annual interest of 4.25% and requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance.

The loan has the following covenants: (i) Total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $8,000,000, (b) insurance claim limits and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible account receivables are insured buyers by Sinosure assigned to Bank and within established insurance limit; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount should be settled with 7 days by Nova Furniture Macao Commercial Offshore Limited; and. (v) the Company maintains a debt to tangible net worth ratio of not in excess of 3.0x for the fiscal year ended December 31, 2012. As of December 31, 2012, Nova Macao was in compliance with all the covenants.

Note 12 – Income Taxes and Other Taxes Payable

Taxes payable consisted of the following at December 31, 2012 and 2011:

	2012	2011
Income tax payables	$255,793	$38,391
Other taxes payable	16,366	160,593

Total tax payable - current	$272,159	$198,984

Total income tax payable - noncurrent	$4,608,592	$4,016,266

Other taxes payable includes VAT, city construction, sales tax and stamp tax.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

The components of income before income taxes consisted of the following for the years ended December 31, 2012 and 2011:

	2012	2011

Income (Loss) subject to domestic income taxes only	$491,393	$(139,515)
Income subject to foreign income taxes only	6,014,144	6,965,191

Total	$6,505,537	$6,825,676

The Company’s subsidiaries incorporated in the PRC are subject to enterprise income taxes. The provision for income taxes consisted of the following for the years ended December 31, 2012 and 2011:

	2012	2011
Current
Federal	$363,780	$707,533
State	35,187	800
PRC	509,623	924,653
Total current	908,590	1,632,986
Deferred
Federal	143,431	(151,937)
State	26,021	(26,072)
PRC	(6,388)	5,534
Total deferred	163,064	(172,475)
Total	$1,071,654	$1,460,511

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income before income taxes for the years ended December 31, 2012 and 2011:

	2012	2011

Tax at federal statutory rate	$2,211,861	$2,320,730
Domestic permanent differences	8,666	(104,501)
State tax	61,280	(25,272)
Foreign rate differential	(541,273)	(626,867)
Foreign permanent differences	7,395	(75,612)
ASC 740-10 uncertain tax position	582,672	1,508,213
Tax exemption	(1,397,866)	(1,504,950)
Other	138,919	(31,230)
Total	$1,071,654	$1,460,511

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

The following presents the aggregate dollar and per share effects of the Company’s tax exemption for the years ended December 31, 2012 and 2011:

	2012	2011

Aggregate dollar effect of tax exemption	$1,397,866	$1,504,950
Basic EPS impact	$0.07	$0.10

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following for the years ended December 31, 2012 and 2011:

	2012	2011

Current deferred tax assets
Accrued liabilities	$157,424	$156,974

Noncurrent deferred tax assets:
Federal & CA state amortization	$8,852	$2,213
Federal & CA state NOL	-	34,849
Intercompany payable	-	131,521
Land use rights	7,034	7,016
PRC fixed asset and amortization	643	962
PRC NOL	5,045	8,129

Noncurrent deferred tax liabilities:
Federal & CA state depreciation	(35,237)	(26,425)
Purchase accounting	(17,000)	(17,000)
Prepaid expenses	(320)	(5,672)
PRC depreciation on building	(9,342)	(9,319)

Net noncurrent deferred tax assets (liabilities) before valuation allowance	(40,325)	126,274
Less: valuation allowance	(5,045)	(8,130)
Non-current deferred tax assets (liabilities), net	$(45,370)	$118,144

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

The Company has recorded a partial valuation allowance against its PRC deferred tax assets for the year ended December 31, 2012 and 2011. In accordance with ASC 740 Accounting for Income Taxes, based on all available evidence, including the Company’s historical results and the forecast of its future income, it is more likely than not that substantially all of its PRC entities will be able to realize the Company’s deferred tax assets.

Nova Lifestyle, Inc. and Diamond Bar Outdoors, Inc. are subject to U.S. federal and state income taxes.  For U.S. federal income tax purposes, the Company has net operating loss (“NOL”) carryforwards of approximately $0 and $87,000, at December 31, 2012 and 2011, respectively. For U.S. California state income tax purposes, the Company has NOL carryforwards of approximately $0 and $87,000, at December 31, 2012 and 2011, respectively. The NOL carryforwards will expire after 20 years beginning from the year it occurred if not utilized. The Company does not have any NOL carryforwards for PRC enterprise income tax purposes, at December 31, 2012 and 2011 respectively.

Nova Dongguan is subject to a 25% PRC corporate tax rate starting from 2009. Nova Macao is an income tax-exempt entity incorporated and domiciled in Macao. Nova Museum is subject to a 25% corporate income tax in 2011, its inception year, but allowed to apply for tax-exempt status in 2012, the second year following its incorporation.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $13.7 million and $8.7 million as of December 31, 2012 and 2011, respectively. Those earnings are considered to be permanently reinvested and, accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

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

Note 13 - Related Party Transactions

The Company’s president, Ms. Lam, was the co-founder of KTY International Inc. (“KTY”) (DBA: Diamond Sofa), a former customer of the Company until September 2010, at which time KTY ceased doing business with the Company. In October 2010, Ms. Lam subsequently became the Chief Executive Officer of Diamond Bar, which had acquired the business of Diamond Sofa. The Company appointed Ms. Lam its president and director on June 30, 2011, and, as of such appointment date, Ms. Lam had no ownership interest in Diamond Sofa or Diamond Bar. The Company acquired all the outstanding capital stock of Diamond Bar on August 31, 2011. During the year ended December 31, 2012 and 2011, Diamond Sofa accounted for $0 and $902,638, respectively, of the Company’s sales. The accounts receivable from Diamond Sofa and Diamond Bar was $0 and $28,289 at December 31, 2012 and 2011, respectively.

On August 6, 2011, Diamond Bar leased a warehouse and office in Commerce, California, U.S., under a three-year renewable lease agreement. The warehouse is owned by the spouse of the Company’s president. The monthly rent under this lease is $38,100. Total rental expense for the years ended December 31, 2012 was $457,200 and $163,300, respectively.

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president. The lease was for $15,192 and only for use during a furniture exhibition held in October 2011. This lease was renewed for another year for the same rate per exhibition on April 1, 2012.

Note 14 - Deferred Rent Payable

Deferred rent payable represented supplemental payments the Company must pay to the residents who originally lived on the land in Dongguan, Guangdong Province, China, to which the Company acquired land use rights for commercial use. The Company was required to pay an annual amount at RMB 800 per mu (or 666.67 square meters) for a total of 60 mu (or 40,000 square meters) starting from 2003 for 60 years. The payment increases 10% every 5 years. The Company recorded such expense on a straight-line basis. During the years ended December 31, 2012 and 2011, the Company recorded expense of $13,550 and $13,243, respectively. As of December 31, 2012 and December 31, 2011, the Company had $55,902 and $58,949 of deferred rent payable, respectively.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Note 15 - Due From Factor

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

In January 2012, the Company entered into a factoring and security agreement with another credit management company for accounts receivable insurance and collection service. The factoring fee is 1.5% of each invoice or credit note transferred. As of December 31, 2012, the Company did not have any amounts due to or from factor.

Note 16 - Stockholders’ Equity

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

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Warrants

Following is a summary of the warrant activity for the years ended December 31, 2012 and 2011:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Granted	899,480	$2.00	3.00
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at December 31, 2011	899,480	$2.00	2.63
Exercisable at December 31, 2011	899,480	$2.00	2.63
Granted	155,100	$4.50	3.00
Exercised	71,300	2.00	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at December 31, 2012	983,280	$2.39	1.69
Exercisable at December 31, 2012	983,280	$2.39	1.69

Shares issued to IR firm

On August 3, 2012, the Company entered into a contract with an investor relations firm. The Company agreed to issue 100,000 shares of common stock to the firm for 24 months of investor relations services. On August 15, 2012, the Company issued the first 50,000 of such 100,000 shares to the investor relations firm, at $2.75 per share, which was the stock price on the date of contract. During the year of 2012, the Company recorded $57,292 as stock-based compensation for five-months of services. The remaining 50,000 common stock shares were to be issued to the investor relations firm within 180 business days of the contract signing date. However, the Company has not issued the remaining 50,000 common stock shares as of reporting date.

Note 17 - Statutory Reserves

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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

At December 31, 2012 and 2011, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital. Nova Dongguan did not make any transfer to surplus reserves due to its accumulated deficit.

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

Note 18 - Geographical Sales

Geographical distribution of sales consisted of the following for the years ended December 31, 2012 and 2011:

Geographical Areas	2012	2011

China*	$17,148,142	$10,320,513
North America	30,453,771	19,140,472
Asia**	1,840,624	713,683
Europe	14,843,873	10,743,066
Australia	777,651	837,684
Hong Kong	813,482	641,604
Other countries	419,955	765,004

	$66,297,498	$43,162,026

* excluding Hong Kong
** excluding China

Note 19 - Business Acquisition and Unaudited Pro Forma Information

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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

The results of operations of Diamond Bar for the period from acquisition date to December 31, 2011, are consolidated into the Company’s consolidated financial statements for the year ended December 31, 2011. The following unaudited pro forma consolidated results of operations of Nova LifeStyle and Diamond Bar for the year ended December 31, 2011, presents the operations of Nova LifeStyle and Diamond Bar as if the acquisition of Diamond Bar occurred on January 1, 2011. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

(Unaudited)
Net sales	$47,710,088

Net income	$5,250,294

Basic weighted average shares outstanding	14,506,915
Diluted weighted average shares outstanding	14,697,206

Basic net earnings per share	$0.36
Diluted net earnings per share	$0.36

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Note 20 - Commitments and Contingencies

Lease Commitment

The Company has entered into several lease agreements for office, warehouse and showroom space with month to month or annual terms. Total rental expense for the years ended December 31, 2012 and 2011 was $630,900 and $193,700, respectively. The estimated annual rental expense for lease commitment is as follows:

Year	Amount
2013	266,700

Capital Contribution

Nova Dongguan’s total registered capital is $20 million. As of December 31, 2012 and December 31, 2011, Nova Dongguan has received $13.60 million and $11.89 million in capital contributions, respectively. The remaining $6.40 million of additional capital contribution was due by June 30, 2012. Nova Dongguan received an additional $1.00 million in August 2012, and the Dongguan Municipal Foreign Trade and Economic Cooperation Bureau allowed Nova Dongguan to fulfill the remaining amount of capital contributions from its shareholders by June 30, 2013. The Company may apply for an extension of the payment period or reduction of the capital contribution requirement, if needed, as allowed by PRC regulations for foreign-invested enterprises. If the Company does not receive an extension or reduction of registered capital, and is unable to make the required capital contribution to registered capital, Nova Dongguan may be subject to a negotiated penalty related to the unsatisfied portion of registered capital.

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

Note 21 - Subsequent Events

The company has evaluated subsequent events through the issuance of the consolidated financial statements and following subsequent events have been identified that require disclosure in this section:

March 22, 2013, Nova LifeStyle, Inc. (the “Company”) entered into a Stock Acquisition Agreement (the “Agreement”) with the sole shareholder of Bright Swallow International Group Limited ( “Seller” ) and Bright Swallow International Group Limited, a British Virgin Island corporation (the “Bright Swallow”) to complete the Company’s acquisition of Bright Swallow.  Pursuant to the Agreement, the Company will acquire all of the issued and outstanding common shares of Bright Swallow from the Seller for a price of $6.5 million. In consummation of the transaction, the Company will apply its previous refundable deposit of $3 million to the Seller for the due diligence period pursuant to a term sheet entered by the parties on December 21, 2012, and the remaining $3.5 million Purchase Price will be paid at closing, which is expected to be no later than April 26, 2013.  The deposit of $3 million is refundable should the two companies not complete this proposed transaction.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA LIFESTYLE, INC.
(Registrant)

Date: April 1, 2013	By:	/s/ Ya Ming Wong
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

Signature	Title	Date
/s/ Ya Ming Wong	Chairman of the Board and Chief Executive Officer	April 1, 2013
Ya Ming Wong	(Principal Executive Officer)
/s/ Yuen Ching Ho	Chief Financial Officer	April 1, 2013
Yuen Ching Ho	(Principal Financial and Accounting Officer)
/s/ Thanh H. Lam	President and Director	April 1, 2013
Thanh H. Lam

EXHIBIT INDEX

Exhibit No.	Description
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
10.6#
Employment Agreement by and between Ya Ming Wong and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)

10.7#
Employment Agreement by and between Yuen Ching Ho and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)

10.8#
Employment Agreement by and between Thanh H. Lam and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)

10.9
Lock-Up Agreement between Ya Ming Wong and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.9 to the First Amendment to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 10, 2011)

10.10
Lock-Up Agreement between Yuen Ching Ho and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.10 to the First Amendment to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 10, 2011)

10.11
Lock-Up Agreement between Jun Jiang and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.11 to the First Amendment to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 10, 2011)

10.12
Lock-Up Agreement between Qiang Liu and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.12 to the First Amendment to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 10, 2011)

10.13
Stock Purchase Agreement between Nova LifeStyle, Inc. and Jun Zhang, dated August 31, 2011 (Incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on September 6, 2011)

10.14
Trademark Purchase and Assignment Agreement by and between St. Joyal and Nova LifeStyle, Inc., dated August 31, 2011 (Incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on September 6, 2011)

10.15#
Employment Agreement by and between Thanh H. Lam and Nova LifeStyle, Inc., effective as of September 1, 2011 (Incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-177353) filed on October 17, 2011)

10.16
First Amendment to Intellectual Property Rights Transfer Agreement by and between Nova Furniture (Dongguan) Co., Ltd. and Ya Ming Wong, dated September 21, 2011 (Incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-177353) filed on October 17, 2011)

10.17
Stock Acquisition Agreement by and between Nova LifeStyle, Inc. and Bright Swallow International Group Limited, dated March 22, 2013 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on March 26, 2013)

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