Form 10-Q
period 2013-03-31
Nova Lifestyle, Inc.
filed 2013-05-15
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-177353

NOVA LIFESTYLE, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6541 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,676,041 shares of common stock outstanding as of May 9, 2013.

Nova Lifestyle, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

	March 31,	December 31,
	2013	2012
	(Unaudited)

Assets

Current Assets
Cash and cash equivalents	$601,247	$3,150,492
Accounts receivable, net	21,539,338	22,387,517
Advance to suppliers	3,429,406	3,105,584
Inventories	2,836,270	3,240,721
Prepaid expenses and other receivables	86,314	179,713
Deferred tax asset	157,748	157,423

Total Current Assets	28,650,323	32,221,450

Noncurrent Assets
Heritage and cultural assets	129,344	129,002
Plant, property and equipment, net	8,441,286	8,551,114
Construction in progress	5,623,314	5,374,056
Acquisition deposit	4,500,000	3,000,000
Lease deposit	43,841	43,029
Goodwill	218,606	218,606
Intangible assets, net	1,181,918	1,216,092
Deferred tax asset, net	--	--

Total Noncurrent Assets	20,138,309	18,531,899

Total Assets	$48,788,632	$50,753,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

	March 31,	December 31,
	2013	2012
	(Unaudited)

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$4,752,146	$7,123,534
Line of credit	6,138,072	6,529,178
Advance from customers	189,973	257,191
Accrued liabilities and other payables	1,126,770	1,495,835
Taxes payable	186,736	272,159

Total Current Liabilities	12,393,697	15,677,897

Noncurrent Liabilities
Deferred rent payable	51,038	55,902
Deferred tax liability, net	45,375	45,370
Income tax payable	4,713,368	4,608,592

Total Noncurrent Liabilities	4,809,781	4,709,864

Total Liabilities	17,203,478	20,387,761

Contingencies and Commitments

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 18,539,541 and 18,536,567 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	18,540	18,537
Additional paid-in capital	19,112,333	19,107,845
Subscription receivable	(1,950,000)	(1,950,000)
Statutory reserves	6,241	6,241
Accumulated other comprehensive income	2,213,254	2,176,646
Retained earnings	12,184,786	11,006,319

Total Stockholders' Equity	31,585,154	30,365,588

Total Liabilities and Stockholders' Equity	$48,788,632	$50,753,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)

Net Sales	$14,996,951	$10,999,254

Cost of Sales	11,750,848	7,988,979

Gross Profit	3,246,103	3,010,275

Operating Expenses
Selling expenses	721,796	689,907
General and administrative expenses	1,044,959	1,051,215
Loss on disposal of plant, property and equipment	--	123,775

Total Operating Expenses	1,766,755	1,864,897

Income From Operations	1,479,348	1,145,378

Other Income (Expenses)
Non-operating income (expense)	(21,100)	2,299
Foreign exchange transaction gain	--	8,312
Interest expense	(74,397)	--
Financial expense	(29,330)	(10,812)

Total Other Expenses, Net	(124,827)	(201)

Income Before Income Tax	1,354,521	1,145,177

Income Tax Expense	176,054	166,515

Net Income	1,178,467	978,662

Other Comprehensive Income
Foreign currency translation	36,608	12,845

Comprehensive Income	$1,215,075	$991,507

Basic weighted average shares outstanding	18,536,699	18,377,031
Diluted weighted average shares outstanding	18,638,283	18,691,250

Basic net earnings per share	$0.06	$0.05
Diluted net earnings per share	$0.06	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)

Cash Flows From Operating Activities
Net Income	$1,178,467	$978,662
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	230,283	191,302
Stock compensation expense	34,375	--
Loss on fixed assets disposal	--	123,775
Bad debt allowance	(2,302)	--
Changes in operating assets and liabilities:
Accounts receivable	865,275	197,775
Accounts receivable - related party	--	28,289
Advance to suppliers	(321,935)	93,802
Inventories	408,404	86,819
Other current assets	58,393	(77,075)
Accounts payable	(2,380,947)	(4,310,158)
Advance from customers	(67,670)	28,001
Accrued expenses and other payables	(369,397)	(61,333)
Deferred rent payable	(5,004)	3,390
Taxes payable	9,190	228,651

Net Cash Used in Operating Activities	(362,868)	(2,488,100)

Cash Flows From Investing Activities
Deposit on acquisition of Bright Swallow Int'l Group Ltd.	(1,500,000)	--
Cash received from fixed assets disposal	--	8,369
Acquisition of intangible asset	--	(150,617)
Purchase of property and equipment	(61,771)	(78,841)
Construction in progress	(234,668)	(30,785)

Net Cash Used in Investing Activities	(1,796,439)	(251,874)

Cash Flows From Financing Activities
Repayment from related parties	(1,987)	--
Proceed from line of credit and bank loan	3,710,000
Repayment on line of credit and bank loan	(4,104,164)	--
Cash proceeds from private placement, net	--	1,753,849
Payment for note payable	--	203,351
Cash received from warrants exercised	5,948	142,600

Net Cash (used in) Provided by Financing Activities	$(390,203)	$2,099,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$265	$(995)

Net decrease in cash and cash equivalents	(2,549,245)	(641,169)

Cash and cash equivalents, beginning of period	3,150,492	2,505,179

Cash and cash equivalents, ending of period	$601,247	$1,864,010

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
Income tax payments	$150,520	$30,052
Interest expense	$68,319	$--

Supplemental Disclosure of Non-Cash Financing Activities

Payable for acquisition of land use rights	$--	$389,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

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

On January 3, 2011, Nova Furniture issued an additional 11,917,616 shares (post-recapitalization shares) of its capital stock, of which 2,235,000 shares were issued to Nova Holdings and 9,682,616 shares were issued to St. Joyal, an unrelated U.S. company incorporated in the State of California and engaged in business development and investment activities. Following this issuance, Nova Holdings held 81.25% and St. Joyal held 18.75% of the equity interests in Nova Furniture. Pursuant to a shareholder agreement, St. Joyal is committed to pay $2.4 million by January 1, 2014, in exchange for its 18.75% equity interest in Nova Furniture. As of March 31, 2013, St. Joyal has paid $0.45 million to the Company and $1.95 million remains outstanding.

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

The interim condensed consolidated financial information as of March 31, 2013 and for the three month periods ended March 31, 2013 and 2012 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC on April 1, 2013.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of March 31, 2013 its interim condensed consolidated results of operations and cash flows for the three month periods ended March 31, 2013 and 2012, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first step of the two-step goodwill impairment test is required to be performed. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the first step of the two-step goodwill impairment test for Diamond Bar reporting unit.  Accordingly, as of March 31, 2013 and December 31, 2012, the Company concluded there was no impairment of goodwill.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company recorded $223,983 and $226,137 as allowance for bad debts as of March 31, 2013 and December 31, 2012, respectively.

Inventories

Inventories are stated at the lower of cost or market value with cost determined on a weighted-average basis, which approximates the first-in first-out method. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company did not record any provision for write-downs of inventory at March 31, 2013 and December 31, 2012.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2013 and December 31, 2012, there were no significant impairments of its long-lived assets except that the Company disposed of an obsolete and unused workshop and recognized a loss of $123,775 during the three months ended March 31, 2012.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products in development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense was $86,752 and $56,908 for the three months ended March 31, 2013 and 2012, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision.  The actual effective tax rate of 13% for the period ended March 31, 2013 differs from the U.S. federal statutory tax rate primarily as a result of a tax benefit from the tax-exemption status of Nova Macau offset by tax liability reserves from uncertain tax positions.

Nova Lifestyle, Inc. and Diamond Bar Outdoors, Inc. are subject to U.S. federal and state income taxes. Nova Furniture BVI was incorporated in the BVI. There is no income tax for a company domiciled in the BVI. Accordingly, the Company’s consolidated financial statements do not present any income tax provision related to the BVI tax jurisdiction where Nova Furniture BVI is domiciled.

Nova Dongguan and Nova Museum are governed by the Enterprise Income Tax Law of the People’s Republic of China (the “PRC”), which is subject to a 25% corporate income tax. Nova Museum is subject to a 25% corporate income tax in the first year and allowed to apply for tax-exempt status in the second year following its incorporation.  Nova Macao is an income tax-exempt entity incorporated and domiciled in Macao.

During the three months ended March 31, 2013, the Company recorded income tax expense of approximately $176,000. During the three months ended March 31, 2012, the Company recorded income tax expense of approximately $167,000.  The increase in income tax expense is primarily due to the increase in profits of Diamond Bar.

As of March 31, 2013, unrecognized tax benefits were approximately $4.0 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $4.0 million as of March 31, 2013. As of December 31, 2012, unrecognized tax benefits were approximately $4.0 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $4.0 million as of March 31, 2012.

A reconciliation of the January 1, 2013, through March 31, 2013, amount of unrecognized tax benefits excluding interest and penalties ("Gross UTB") is as follows:

Gross UTB

Beginning Balance – January 1, 2013	$4,010,657
Increase in unrecorded tax benefits taken in 2013	13,949
Exchange rate adjustment – 2013	10,641
Ending Balance – March 31, 2013	$4,035,247

At March 31, 2013, and December 31, 2012, the Company had cumulatively accrued approximately $682,000 and $601,000, respectively, for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense, which totaled approximately $81,000 and $67,000 for the three months ended March 31, 2013, and 2012, respectively. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next twelve months.

As of March 31, 2013, aggregate undistributed earnings of approximately $15.2 million of the Company’s PRC and Macao subsidiaries that are available for distribution to the Company are considered to be indefinitely reinvested, and, accordingly, no provision has been recorded relating to the accumulated earnings from its PRC and Macao operation.

Nova Dongguan is subject to taxation in the PRC. Nova Dongguan’s PRC income tax returns are generally not subject to examination by the tax authorities for tax years before 2008. With a few exceptions, the tax years 2008-2012 remain open to examination by tax authorities in the PRC; the tax years 2011-2012 for US entities remain open to examination by tax authorities in the US.

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

Franchise Arrangements

In 2010, the Company began entering into area product franchise agreements with franchisees who operate specialty furniture stores carrying only Nova-branded products. The product franchise agreement provides for the franchisee to retail Nova-brand furniture products for a period of one year from the date of the agreement. The franchisee is required to pay a deposit of RMB 30,000 at the signing of the agreement, which is used as payment for future purchases and is deferred on the Company’s balance sheet as a customer deposit. The franchisee is required to guarantee a minimum purchase amount from the Company during the contract period. The Company has the right to terminate the agreement should the franchisee fail to meet the minimum purchase amounts. The Company provides the franchisee with store images and designs, signage, floor plan product information and training. In addition, the Company will rebate a per square meter subsidy to the franchisee for the store build-out within six months from the agreement date. The franchisee earns 30% of the rebate on its initial purchase from the Company and then at a rate of 5% of each subsequent purchase until fully refunded of its deposit or six months from the agreement date, whichever is earlier. At March 31, 2013 and December 31, 2012, the Company had franchising subsidy payable of $179,716 and $179,786, respectively. In accordance with ASC 605-50, as the Company does not receive an identifiable benefit from these rebates, the rebates are recorded as a reduction of revenue on sales to the franchisees.

Cost of Sales

Cost of sales consists primarily of material costs, labor costs and related overhead that are directly attributable to the production of the products. Write-down of inventory to the lower of cost or net realizable value is also recorded in the cost of sales.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the three months ended March 31, 2013 and 2012, shipping and handling costs were $103,567 and $144,796, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $97,363 and $56,908 for the three months ended March 31, 2013 and 2012, respectively.

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

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Net income	$1,178,467	$978,662

Weighted average shares outstanding – basic	18,536,699	18,377,031
Effect of dilutive securities:
Unexercised warrants	101,584	314,219

Weighted average shares outstanding – diluted	18,638,283	18,691,250

Earnings (loss) per share – basic	$0.06	$0.05
Earnings (loss) per share – diluted	$0.06	$0.05

At March 31, 2013 and December 31, 2012, the Company had no options to purchase shares of common stock outstanding and warrants to purchase 980,306 and 983,280 shares of common stock were outstanding and exercisable, respectively.  For the three months ended March 31, 2013, 155,100 shares purchasable under the warrants were excluded from EPS as their effects were anti-dilutive, respectively.

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

Two major customers accounted for 30% (20% and 10% for each) and 37% (22% and 15% for each) of the Company’s sales for the three months ended March 31, 2013 and 2012, respectively. Accounts receivable from these customers amounted to $5,166,576 and $4,927,157 as of March 31, 2013 and 2012, respectively.

The Company purchased its products from five major vendors accounting for 70% (17%, 14%, 15%, 12%, and 12% for each) during the three months ended March 31, 2013, and from one major vendor accounting for 10% of the purchases during the three months ended March 31, 2012, respectively. Accounts payable to these vendors were $1,368,065 and $2,242,851 as of March 31, 2013 and December 31, 2012, respectively.

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

The RMB to USD exchange rates in effect as of March 31, 2013 and December 31, 2012, were RMB6.2689 = USD$1.00 and RMB6.2855 = USD$1.00, respectively. The weighted-average RMB to USD exchange rates in effect for the three months ended March 31, 2013 and 2012, were RMB6.2785 = USD$1.00 and RMB6.3074 = USD$1.00, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of the People’s Republic of China.

Comprehensive Income (Loss)

The Company follows FASB ASC 220 “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the consolidated statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended March 31, 2013 and 2012 included net income and foreign currency translation adjustments.

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

New Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-2, Comprehensive Income (ASC Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, the new ASU requires entities to disclose in a single location (either on the face of the financial statement that reports net income or in the notes) the effects of reclassifications out of accumulated other comprehensive income (AOCI). For items reclassified out of AOCI and into net income in their entirety, entities must disclose the effect of the reclassification on each affected net income item. For AOCI reclassification items that are not reclassified in their entirety into net income, entities must provide a cross-reference to other required U.S. GAAP disclosures. There is no change in the requirement to present the components of net income and other comprehensive income in either a single continuous statement or two separate consecutive statements.  The ASU does not change the items currently reported in other comprehensive income.

For public entities, the new disclosure requirements are effective for annual reporting periods beginning after December 15, 2012, and interim periods within those years (i.e., the first quarter of 2013 for entities with calendar year-ends). The ASU applies prospectively, and early adoption is permitted. The adoption of this ASU did not have a material impact to the Company’s consolidated financial statements.

As of March 31, 2013, there is no recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Note 3 - Inventories

As of March 31, 2013 and December 31, 2012, inventories consisted of the following:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Raw material	$298,025	$369,642
Work in progress	472,170	832,270
Finished goods	2,066,075	2,038,809

	$2,836,270	$3,240,721

Note 4 - Heritage and Cultural Assets

As of March 31, 2013 and December 31, 2012, Nova Museum had heritage and cultural assets of $129,344 and $129,002, consisting principally of collectibles and antiques for exhibition. Depreciation is not required to be provided on heritage assets that have indefinite lives and no reduction in their value with the passage of time; however, the carrying amount of the heritage and cultural assets will be reviewed when there is evidence of impairment in accordance with ASC 360-10.

Note 5 - Plant, Property and Equipment, Net

As of March 31, 2013 and December 31, 2012, plant, property and equipment consisted of the following:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Building and workshops	$7,445,811	$7,426,146
Office equipment	587,354	581,227
Autos	310,013	309,195
Machinery	3,160,046	3,100,756
Museum decoration and renovation	555,333	548,497
Less: accumulated depreciation	(3,617,271)	(3,414,707)

	$8,441,286	$8,551,114

Depreciation expense was $193,454 and $180,047 for the three months ended March 31, 2013 and 2012, respectively.

Note 6 - Construction in Progress

At March 31, 2013 and December 31, 2012, the construction in progress of $5,623,314 and $5,374,056, respectively, consisted of construction cost of a new manufacturing plant at Nova Dongguan (Phase II factory construction project). The total construction cost is approximately $6.16 million and the Company is required to pay an additional $0.54 million to complete the construction.  The Company expects to complete construction by the end of second quarter of 2013.

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

At February 28, 2012, the Company acquired another land use right for $536,193 (RMB3.4 million) with useful life of 50 years and is amortizing such right on a straight-line basis for 50 years. As of December 31, 2012, the Company paid in full for this land use right.  In addition, the Company is required to pay an annual fee at $240 per MU (total 17.97 MU for the land) from the second year after commencement of the land filling for 60 years for a total of approximately $333,000 (RMB 2.1 million). The payment will be made annually with a 5% increase every 5 years. The Company will record such fees on a straight-line basis in future periods.

The Company acquired a customer relationship with a fair value of $50,000 on August 31, 2011, as part of its acquisition of Diamond Bar. Concurrently with its acquisition of Diamond Bar, the Company entered into a trademark purchase and assignment agreement for all rights, title and interest in two trademarks (Diamond Sofa and Diamond Furniture) for $200,000 paid in full at the closing. Amortization of customer relationship and trademark is provided using the straight-line method and estimated lives were 10 and 5 years, respectively.

Intangible assets consisted of the following at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Land use right	$1,117,483	$1,114,532
Customer relationship	50,000	50,000
Trademark	200,000	200,000
Less: accumulated amortization	(185,565)	(148,440)

	$1,181,918	$1,216,092

Amortization of intangible assets was $36,829 and $2,738 for the three months ended March 31, 2013 and 2012, respectively. Annual amortization expense is expected to be approximately $65,510 for each year from 2014 to 2016, and expected to be approximately $64,260 and $20,510 in 2017 and 2018, respectively.

Note 8 - Prepaid Expenses and Other Receivables

Other current assets consisted of the following at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Prepaid expenses	$62,343	$111,521
Other receivables	23,971	68,192
Total	$86,314	$179,713

Other receivables represented cash advances to employees and security deposit and exhibition deposits. Prepaid expenses included prepayments for insurance, suppliers, office supplies, IR expense, and advertising.

Note 9 - Acquisition Deposit

On December 21, 2012, the Company signed a term sheet to acquire all issued and outstanding shares of Bright Swallow International Group Limited (“Bright Swallow”) from its sole shareholder (“Seller”) for the total purchase price of $6,500,000 in cash; Bright Swallow is a British Virgin Island company engaged in export of sofas to overseas customers. On March 22, 2013, the Company entered into a Stock Acquisition Agreement (the “Agreement”) with the sole shareholder of Bright Swallow and Bright Swallow, in consummation of the transaction, the Company applied its previous refundable deposit of $4.5 million for the due diligence period pursuant to the term sheet. The Company made an initial deposit of $3.0 million to the Seller in December 2012. During the three months ended March 31, 2013, the Company made an additional deposit of $1.5 million.  The Company paid the remaining $2 million and completed the acquisition of Bright Swallow on April 24, 2013. The Stock Purchase Agreement contained such representations, warranties, obligations and conditions as are customary for transactions of the type governed by such agreements (see Note 19).

Note 10 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(Unaudited)

Other payables	$83,418	$89,982
Interest payable	1,641	-
Salary payable	559,738	961,669
Franchising subsidy	179,716	179,786
Accrued expenses	302,257	264,398

Total	$1,126,770	$1,495,835

Accrued expenses represented utility, freight expenses and service charges from accounting, attorney and consultants. Other payables represented payables to contractors and vendors other than for purchase of materials. Franchising subsidy represented the accrued amount the Company will pay to its franchisees as a rebate to support their franchise store decoration expense.

Note 11 - Line of Credit

On May 25, 2012, Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.5% and maturity on June 15, 2013. The line of credit was secured by all of assets of Diamond Bar Outdoors, Inc., a subsidiary of Nova Lifestyle and guaranteed by Nova Lifestyle. As of March 31, 2013, Diamond Bar had $3,488,378 outstanding on the line of credit. During the three months ended March 31, 2013, the Company paid interest of $39,781.

The loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $3 million; (ii) maintain a current ratio in excess of 1.25 to 1.00; and (iii) maintain a ratio of debt to tangible net worth not in excess of 3.500 to 1.000; (iv) the pre-tax income must be not less than 0.5% of total revenue quarterly. As of March 31, 2013, Diamond Bar was in compliance with all the covenants.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,181,927 (RMB 20 million) with maturity on April 24, 2015.  As of March 31, 2013, Nova Dongguan had $799,694 (RMB 5.01 million) outstanding on the line of credit with $266,395 (RMB 1.67 million) and $533,299 (RMB 3.34 million) maturing on May 20, 2013 and November 20, 2013, respectively. The loan currently bears annual interest of 5.787% and 5.50% for $266,395 (RMB 1.67 million) and 533,299 (RMB 3.34 million), respectively requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was secured by the building of Nova Dongguan and guaranteed by Nova Dongguan and the Company’s CEO. During the three months ended March 31, 2013, the Company paid interest of $15,532.

On August 24, 2012, Nova Macao entered into an agreement with a commercial bank in Hong Kong for a line of credit of up to $8,000,000 with maturity on August 23, 2013. As of March 31, 2013, Nova Macao had $1,850,000 outstanding on the line of credit with maturity on August 23, 2013. The loan bears annual interest of 4.25% and requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance. During the three months ended March 31, 2013, the Company paid interest of $19,084.

The loan has the following covenants: (i) total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $8,000,000, (b) insurance claim limits and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible account receivables are insured buyers by Sinosure assigned to the bank and within established insurance limit; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount should be settled with 7 days by Nova Furniture Macao Commercial Offshore Limited; and. (v) the Company maintains a debt to tangible net worth ratio of not in excess of 3.0x for the fiscal year ended March 31, 2013. As of March 31, 2013, Nova Macao was in compliance with all the covenants.

Note 12 - Related Party Transactions

On August 6, 2011, Diamond Bar leased a warehouse and office in Commerce, California, U.S., under a three-year renewable lease agreement. The warehouse is owned by the spouse of the Company’s president. The monthly rent under this lease is $41,500. Total rental expense for the three months ended March 31, 2013 and 2012 was $124,500 and $140,000, respectively.

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president. On April 1, 2012, the Company renewed the lease for one year. The lease was for $30,384 and only for use during two furniture exhibitions held in April1, 2012 to March 31, 2013. This lease was renewed for another year on April 1, 2013.

Note 13 - Deferred Rent Payable

Deferred rent payable represented supplemental payments the Company must pay to the residents who originally lived on the land in Dongguan, Guangdong Province, China, to which the Company acquired land use rights for commercial use. The Company was required to pay an annual amount at RMB 800 per mu (or 666.67 square meters) for a total of 60 mu (or 40,000 square meters) starting from 2003 for 60 years. The payment increases 10% every 5 years. The Company recorded such expense on a straight-line basis. During the three months ended March 31, 2013 and 2012, the Company recorded expense of $3,406 and $3,390, respectively. As of March 31, 2013 and December 31, 2012, the Company had $51,038 and $55,902 of deferred rent payable, respectively.

Note 14 - Due From Factor

In January 2012, the Company entered into a factoring and security agreement with a credit management company for accounts receivable insurance and collection service. The factoring fee is 1.5% of each invoice or credit note transferred. As of March 31, 2013, the Company did not have any amounts due to or from factor.

Note 15 - Stockholders’ Equity

Warrants

Following is a summary of the warrant activity for the three months ended March 31, 2013:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2013	983,280	$2.39	1.69
Exercisable at January 1, 2013	983,280	$2.39	1.69
Granted
Exercised	2,974	2.00	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at March 31, 2013	980,306	2.40	1.44
Exercisable at March 31, 2013	980,306	2.40	1.44

Shares issued to IR firm

On August 3, 2012, the Company entered into a contract with an investor relations firm. The Company agreed to issue 100,000 shares of common stock to the firm for 24 months of investor relation services. On August 15, 2012, the Company issued the first 50,000 of such 100,000 shares to the investor relations firm, at $2.75 per share, which was the stock price on the date of contract. During the three months ended March 31, 2013, the Company recorded $34,375 as stock-based compensation. The remaining 50,000 common stock shares were to be issued to the investor relations firm within 180 business days of the contract signing date.  The Company has not issued the remaining 50,000 common stock shares on April 29, 2013.

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

At March 31, 2013 and December 31, 2012, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital. Nova Dongguan did not make any transfer to surplus reserves due to its accumulated deficit.

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

Note 17 - Geographical Sales

Geographical distribution of sales consisted of the following for the three months ended March 31, 2013 and 2012:

	March 31,	March 31,
Geographical Areas	2013	2012
	(Unaudited)	(Unaudited)

China*	$3,218,490	$2,754,654
North America	7,880,892	4,716,163
Asia**	455,321	81,966
Europe	3,272,538	2,636,542
Australia	74,127	128,717
Hong Kong	95,583	339,010
Other countries	-	342,202

	$14,996,951	$10,999,254

* excluding Hong Kong
** excluding China

Note 18 - Commitments and Contingencies

Lease Commitment

The Company has entered into several lease agreements for office, warehouse and showroom space with month-to-month or annual terms. Total rental expense for the three months ended March 31, 2013 and 2012 was $127,200 and $203,500, respectively. The estimated annual rental expense for lease commitment is as follows:

Year	Amount
2013	$166,000

Capital Contribution

Nova Dongguan’s total registered capital is $20 million. As of March 31, 2013 and December 31, 2012, Nova Dongguan has received $14.60 million and $13.60 million in capital contributions, respectively. The remaining $5.40 million of additional capital contribution was originally due by June 30, 2012, Dongguan Municipal Foreign Trade and Economic Cooperation Bureau allowed Nova Dongguan to fulfill the remaining amount of capital contributions from its shareholders by June 30, 2013. The Company may apply for an extension of the payment period or reduction of the capital contribution requirement, if needed, as allowed by PRC regulations for foreign-invested enterprises. If the Company does not receive an extension or reduction of registered capital, and is unable to make the required capital contribution to registered capital, Nova Dongguan may be subject to a negotiated penalty related to the unsatisfied portion of registered capital.

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

Note 19 - Subsequent Events

The company has evaluated subsequent events through the issuance of the consolidated financial statements and following subsequent events have been identified that require disclosure in this section:

In April 2013, 17,000 shares of warrants were exercised into common stock at $2.00 a share.

On May 3, 2013, the Company entered an amended and restated employment agreement dated on June 30, 2011 with Thanh H. Lam to serve as the Company’s president for five years. The agreement provides for an annual salary of $80,000, 200,000 shares of the Company’s common stock and an annual bonus at the sole discretion of the Board.

On April 24, 2013, Nova Lifestyle acquired all the outstanding capital stock representing 100% equity interest of Bright Swallow for $6.50 million cash paid in full at the closing pursuant to a stock purchase agreement entered into with the sole shareholder of Bright Swallow on March 22, 2013. Bright Swallow is a BVI company engaged in export of sofas to overseas customers. The Stock Purchase Agreement contained such representations, warranties, obligations and conditions as are customary for transactions of the type governed by such agreements.

As a result of the acquisition, Bright Swallow became a wholly owned subsidiary of the Company. Prior to the closing of the transaction, there were no material relationships between the Company and Bright Swallow, or any of their respective affiliates, directors or officers, or any associates of their respective officers or directors, other than in respect of the Stock Acquisition Agreement. The purchase of Bright Swallow will be accounted for as a business combination under ASC Topic 805, “Business Combinations”.   The purpose of the acquisition is to expedite the Company’s market share expansion.  The Company started to manage and fund Bright Swallow’s operations and pay its debts (if any) from the closing date of the acquisition April 24, 2013.  Bright Swallow is in the process of legal title transfer with the local authority, and expects to complete the legal title transfer within a few weeks.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of March 31, 2013 (the latest balance sheet date of Bright Swallow’s financial statements is available for). The preliminary fair values of the assets acquired and liabilities assumed at acquisition closing date were used for the purpose of purchase price allocation. The excess of the fair value of the net assets acquired over the purchase price, or $500,000, will be recorded as bargain purchase gain if the final valuations approximate these estimates. The final purchase price allocation may differ from these preliminary estimates.

Cash	$191,810
Accounts receivable	1,629,427
Other receivable	300,000
Customer relationship	6,800,058
Accounts payable	(1,921,295)
Net Assets acquired.	7,000,000
Gain from bargain purchase	(500,000)
Purchase price	$6,500,000

The following unaudited pro forma consolidated results of operations for Nova Lifestyle and Bright Swallow for the three months ended March 31, 2013 and 2012, presents the consolidated operations of Nova Lifestyle and Bright Swallow as if the acquisition of Bright Swallow occurred on January 1, 2012 and 2013, respectively. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	For the three months ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Net sales	$17,397,568	$14,160,917

Net income	$1,386,514	$1,734,988	*

Basic weighted average shares outstanding	18,536,699	18,377,031
Diluted weighted average shares outstanding	18,638,283	18,691,250

Basic net earnings per share	$0.07	$0.09
Diluted net earnings per share	$0.07	$0.09

* The net income for the three months ended March 31, 2012 included bargain purchase gain of $500,000.

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

Nova's LifeStyle brand family currently includes Diamond Sofa (www.diamondsofa.com), Colorful World, Giorgio Mobili, and, as of April, 2013, includes Bright Swallow International Group Limited beginning.

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

Our acquisition of Bright Swallow International Group Limited (Bright Swallow), an established furniture company with a global client base was finalized in late April of 2013 as that purchase becomes an integral part of the Nova LifeStyle brand family. Bright Swallow posted revenues of just over $14 million for FY 2012 and its complementary product line and geographical reach will offer Nova LifeStyle an ideal opportunity to expand its overall global market presence.  One of Bright Swallow’s current clients, Canadian based The Brick Limited (www.TheBrick.com) has over 200 locations and provides an excellent example of this exceptional integration opportunity. This new brand also provides Nova LifeStyle with an excellent opportunity to market to existing Bright Swallow partners and increase its sales accordingly.  A British Virgin Island company with its principal offices in Jiaxing City, Zhejiang Province, Bright Swallow has grown steadily over the years and has an excellent management team in place that will become a part of the Nova LifeStyle team. Nova LifeStyle Inc. has assumed primary management for the operation of Bright Swallow and under the terms all issued and outstanding shares of Bright Swallow have been transferred to Nova by Bright Swallow's sole owner Mr. Zhu Wei. The purchase price was $6.5 million in cash; Nova originally paid $4.5 million as a refundable deposit with the remainder of the purchase price paid upon completion of the transfer of ownership in April 2013.

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

Accounts Receivable

Our policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  In 2012, the company elected to establish a bad debt allowance in consideration of (1) the many collections-based variables associated with a fast growing global operation and (2) being subject to possible defaults that cannot be reasonably anticipated. The Company maintained an allowance for bad debt of $223,983 and $226,137 as of March 31, 2013 and December 31, 2012, respectively.

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

As of March 31, 2013, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Results of Operations

Comparison of Three months Ended March 31, 2013 and 2012

The following table sets forth the results of our operations for the three months ended March 31, 2013 and 2012. Certain columns may not add due to rounding.

	Three Months Ended March 31,
	2013		2012
	(Unaudited)		(Unaudited)
	$	% of Sales	$	% of Sales
Net sales	14,996,951		10,999,254
Cost of sales	11,750,848	78%	7,988,979	73%
Gross profit	3,246,103	22%	3,010,275	27%
Operating expenses	1,766,755	12%	1,864,897	17%
Income from operations	1,479,348	10%	1,145,378	10%
Other income (expenses), net	(124,827)	(1)%	(201)	-%
Income tax expense	176,054	1%	166,515	1%
Net income	1,178,467	8%	978,662	9%

Net Sales

Net sales for the three months ended March 31, 2013 were $15.00 million, an increase of 36% from $11.00 million in the same period of 2012; this increase in net sales resulted primarily from a 14% increase in average selling price and 19% increase in sales volume. Our subsidiary Diamond Bar contributed $4.69 million and $1.8 million to sales for the three months ended March 31, 2013 and 2012, respectively. Our overall average selling price increased approximately 14% in the three months ended March 31, 2013 compared to the same period of 2012, resulting primarily from increased sales volume of higher-margin products and finished goods purchased from third party manufacturers (but with relatively lower profit margin) in both the China domestic market and worldwide. Our largest selling product categories in the three months ended March 31, 2013 and the three months ended March 31, 2012 were sofas, dining tables and cabinets, which accounted for approximately 33%, 21% and 20% of sales, respectively, for the three months ended March 31, 2013 and 20%, 17% and 16% of sales, respectively, for the three months ended March 31, 2012.

Of the $4.00 million increase in net sales in the three months ended March 31, 2013 compared to the same period of 2012, $3.53 million was attributable to sales in markets other than China , principally as a result of increased sales in North America. North American sales increased 67% to $7.88 million in three months ended March 31, 2013 compared to $4.72 million in the same period of 2012 as we aggressively expanded sales to the U.S. market and integrated the operations of Diamond Bar. Sales to Australia decreased in the three months ended March 31, 2013 compared to the same period of 2012, primarily because of the changing of our product mix and our marketing strategy and our changing sales and marketing strategy to diversify sales. As part of our gradual change in sales and marketing strategy in 2012, we increased marketing efforts in the U.S. and China markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Europe were $3.27 million in the three months ended March 31, 2013, an increase of 24% from $2.64 million in the same period of 2012. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. Sales to Hong Kong and other countries decreased to $0.09 million in the three months ended March 31, 2013 compared to $0.0.68 million in the same period of 2012, primarily due to decrease of the sales orders from one of our major customers in Hong Kong because of slowdown of its business.

Sales to China, which includes sales to franchisees in addition to wholesalers and agents to domestic retail stores and distributors for the export market, accounted for 21% of sales in the three months ended March 31, 2013 compared to 25% in the same period of 2012. Sales to franchisees selling our branded products in China contributed approximately $0.55 million or 17% of our total China sales in the three months ended March 31, 2013 compared to $0.72 million or 26% in the same period of 2012. The Company is currently adopting new image standards as well as product lines for its franchise operations that will take time to develop.  We expect this trend to reverse itself in the near future.  Overall sales to China increased 17% to $3.22 million in the three months ended March 31, 2013 compared to $2.75 million in the same period of 2012.  The overall increase in China based sales was due to (1) improving economic conditions, (2) additional franchise stores, and (3) improved marketing and sales support, including our launch of an internet based sales website in September 2012.  We anticipate increasing sales volume in China as we expand internet sales of our branded products.

Cost of Sales

Cost of sales consists primarily of material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 47% to $11.75 million in the three months ended March 31, 2013 compared to $7.99 million in the same period of 2012 due primarily to an increase in sales and production. Cost of sales for products that we manufactured was $2.78 million in the three months ended March 31, 2013, a 13% decrease from $3.20 million in the same period of 2012. Material costs, labor costs and related overhead accounted for 67%, 23% and 10% of cost of sales for such products in the three months ended March 31, 2013 compared to 72%, 20% and 8% in the same period of 2012, respectively. The cost of products purchased from third party manufacturers increased 87% to $8.98 million in the three months ended March 31, 2013 from $4.79 million in the same period of 2012. The increase of products purchased from third party manufacturers is primarily due to increased sales orders which exceeded the company’s current manufacturing capacity. Cost of sales as a percentage of net sales was 78% in the three months ended March 31, 2013 compared to 73% in the same period of 2012. The increase in cost of sales as a percentage of net sales from the three months ended March 31, 2013 to the comparable period of 2012 resulted primarily from increased cost of products purchased from third party manufacturers as well as increased cost of raw material as a result of continuous inflation in China.

Gross Profit

Gross profit increased 8% to $3.25 million in three months ended March 31, 2013 compared to $3.01 million in the same period of 2012. Our gross profit margin decreased to 22% in the three months ended March 31, 2013 compared to 27% in the same period of 2012. The decrease in gross profit margin resulted primarily from increased cost of sales as a percentage of net sales, which was due primarily to changes in our sales and marketing strategy that included increased purchases of products from other manufacturers and decreased percentage of self-produced products, and overall price increases on raw material as a result of continuous inflation in China; in addition, we attracted more sales orders from certain big trading company customers by lowering the selling price to them.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses. Operating expenses decreased 5% to $1.77 million in the three months ended March 31, 2013 from $1.86 million in the same period of 2012. Selling expense increased 5% to $0.72 million in the three months ended March 31, 2013 from $0.69 million in the same period of 2012 due primarily to increased sales, an increase of salary and commission to sales persons by $52,000 and an increase of marketing expense by $47,700, but offset with a decrease in delivery costs of $43,000 and a decrease in rents by $35,000. General and administration expense decreased slightly by 1% to $1.04 million in the three months ended March 31, 2013 from $1.05 million in the same period of 2012.

Other Income (Expense)

Other expense was $124,827 in the three months ended March 31, 2013, compared with other expense of $201 in the same period of 2012, an increase of $124,626. The increase in other expense was due primarily to increased financial expenses due to foreign exchange transaction loss, other taxes and surcharges, and interest expenses from the lines of credit.

Income Tax Expense

Income tax expense was $176,054 in the three months ended March 31, 2013 compared with $166,515 in the same period of 2012.  The increase in income tax expense is mainly due to increased taxable income.

Net Income

Net income was $1.18 million in the three months ended 2013, an increase of 20% from $0.98 million in the same period of 2012. Our net profit margin was 8% in the three months ended 2013, a decrease of 1% from 9% for the same period of 2012, due to the reasons explained above.

Earnings Per Share

In the first quarter of 2013, basic and diluted earnings per share were $0.06, compared with $0.05 in the same period last year.  EPS in the three months ended March 31, 2013 was calculated on the basis of 18,536,699 basic and 18,638,283 diluted weighted average shares outstanding, respectively, compared with 18,377,031 basic and 18,691,250 diluted weighted average shares outstanding in the comparable period of 2012.

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

The Company relies primarily on internally generated cash flow and proceeds under our existing credit facilities to support growth.  We may seek additional financing in the form of bank loans or other credit facilities or funds raised through future offerings of our equity or debt, if and when we determine such offerings are required. Should we determine to seek any such financing over the next twelve months, given our strong balance sheet as of March 31, 2013, and the current low interest rate environment, we believe it would most likely be in the form of non-diluting debt though there is no certainty that we may be able to do this and if so, on terms acceptable to us.  See “Lines of Credit,” below.

We had net working capital of $16,256,626 at March 31, 2013, a decrease of $286,927 from net working capital of $16,543,553 at December 31, 2012. The ratio of current assets to current liabilities was 2.31-to-1 at March 31, 2013.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2013 and 2012:

	2013	2012
Cash (used in) provided by:
Operating activities	$(362,868)	$(2,488,100)
Investing activities	(1,796,439)	(251,874)
Financing activities	(390,203)	2,099,800

Net cash used in operating activities was $0.36 million in three months ended March 31, 2013, a decrease of cash outflow of $2.13 million or 85% from $2.49 million of cash used in operating activities in the same period of 2012. The decrease in cash outflow was attributable primarily to improved timely collection on accounts receivables and less payment made for outstanding accounts payables and decreased inventory that resulted in less cash outflow.  It is, however, offset by the increase in payment for advances to suppliers and payment for accrued expenses and other payables.

Net cash used in investing activities was $1.80 million in the three months ended March 31, 2013, a decrease of $1.54 million or 613% from $0.25 million in the same period of 2012. In the first quarter of 2013, we paid $0.06 million for the acquisition of property and equipment, $1.50 million for deposit on the proposed acquisition of Bright Swallow International Group, Ltd (“Bright Swallow”), and $0.23 million for construction in progress for a new manufacturing plant at Nova Dongguan (Phase II factory construction project). In the same period of 2012, we paid $0.08 million for the acquisition of property and equipment, $0.15 million partial payment for the acquisition a land use right, and $0.03 million for deposit on factory construction.

On December 21, 2012, we signed a term sheet to acquire all issued and outstanding shares of Bright Swallow from its sole shareholder for the total purchase price of $6.5 million in cash and we executed a definitive purchase agreement on March 22, 2013. Bright Swallow is a British Virgin Island company engaged in export of sofas to overseas customers. We previously paid a $3 million refundable deposit before December 31, 2012 with the remaining $3.5 million due upon closing. During the three months ended March 31, 2013, the Company paid an additional $1.5 million deposit to the selling shareholder of Bright Swallow. The total $4.5 million deposit was refundable if we did not close this transaction. The Company paid the balance of the purchase price and completed the acquisition transaction in late April 2013.

Net cash used in financing activities was $0.39 million in three months ended March 31, 2013 compared to the cash inflow of $2.10 million in the same period of 2012. In the first quarter of 2013, we repaid $4.10 million for bank loans, but borrowed an additional $3.71 million from bank loans and received $5,948 from warrants exercised. In the comparable period of 2012, we received $1.75 million from a private placement, and $0.14 million from warrants exercised.

As of March 31, 2012, we had gross accounts receivable of $21,763,321, of which $14,963,872 was with aging within 90 days, $6,799,449 was with aging over 90 days; we had an allowance for bad debt of $223,983 for accounts receivables. The decrease in accounts receivable was primarily due to improved collection on accounts receivable in the three months ended March 31, 2013.

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

On November 16, 2009, the Foreign Trade and Economic Cooperation Bureau of Dongguan approved an increase in the registered capital of Nova Dongguan from $8 million to $20 million, with the $12 million in additional contribution of capital to be paid within two years, for which we received an extension. As of March 31, 2013, Nova Dongguan has received capital contributions of $14.60 million. The remaining $5.40 million of additional contribution to capital was originally due by June 30, 2012, but was extended to June 30, 2013. We may apply for another extension of the payment period and a reduction of the registered capital requirement, as allowed by PRC regulations for foreign-invested enterprises. If we do not receive an extension or reduction of registered capital, and we are unable to make the required contribution to registered capital, Nova Dongguan may be required to pay a negotiated penalty, typically 3% to 5% of the unsatisfied contribution of registered capital remaining outstanding, or up to $370,000 based on the amount remaining outstanding as of March 31, 2013. After a six-month period following payment of any such penalty, Nova Dongguan may request a reduction of its registered capital to the amount already contributed with the outstanding balance waived without risk of business license revocation. Although repatriation of profits or dividends by Nova Dongguan will require approval by the SAFE until the contribution of capital is satisfied or the registered capital requirement is reduced to the amount contributed, based upon our prior working experience with the relevant PRC government agencies, we believe that such approval would be granted.

Private Placement

On August 18, 2011, we completed a closing of a private placement pursuant to which we sold 2,998,267 units, each such unit consisting of 1 share of our common stock and a warrant to purchase 15% of 1 share of our common stock, at $1.50 per unit for gross proceeds of $4,497,401 (net proceeds of $3,859,933 after commission and offering-related costs). The warrants are immediately exercisable, expire on the third anniversary of their issuance and entitle the holders to purchase 449,740 shares of our common stock at $2.00 per share. We may call the warrants at $4.00 per share at any time after: (i) a registration statement registering the common stock underlying the warrants becomes effective; (ii) the common stock is listed on a national securities exchange; and (iii) the closing price of the common stock equals or exceeds $4.00. We paid the placement agent in the private placement commissions consisting of $449,740 and warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 449,740 shares of our common stock. Certain purchasers of the units and the placement agent received registration rights pursuant to a registration rights agreement that requires us to register the shares of common stock and the shares of common stock issuable upon exercise of the warrants issued to such shareholders in the private placement. The registration statement with respect to such securities was initially declared effective on October 28, 2011. On March 30, 2012, the Company filed a post-effective amendment for the registration statement with SEC and it was declared effective on January 10, 2013. During the three months ended March 31, 2013, warrants for 2,974 shares were exercised at $2 per share.

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

Lines of Credit

On May 25, 2012, Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.5% and maturity of June 15, 2013. The line of credit was secured by all of the assets of Diamond Bar Outdoors, Inc., a subsidiary of Nova Lifestyle and guaranteed by Nova Lifestyle. As of March 31, 2013, Diamond Bar had $3,488,378 outstanding on the line of credit. The loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $3 million; (ii) maintain a current ratio in excess of 1.25 to 1.00; and (iii) maintain a ratio of debt to tangible net worth not in excess of 3.500 to 1.000; (iv) the pre-tax income must be not less than 0.5% of total revenue quarterly. As of March 31, 2013, Diamond Bar was in compliance with all the covenants. During the three months ended March 31, 2013, the Company paid interest of $39,781.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,181,927 (RMB 20 million) with maturity on April 24, 2015.  As of March 31, 2013, Nova Dongguan had $799,694 (RMB 5.01 million) outstanding on the line of credit with $266,395 (RMB 1.67 million) and $533,299 (RMB 3.34 million) maturing on May 20, 2013 and November 20, 2013, respectively. The loan bears annual interest of 5.787% for the 1st drawing of $266,395 (RMB 1.67 million) which occurred on May 20, 2012, and 5.50% for the 2nd drawing of $533,299(RMB 3.34 million) which occurred on November 20, 2012, and requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was secured by the building of Nova Dongguan and guaranteed by Nova Dongguan and the Company’s CEO. During the three month ended March 31, 2013, the Company paid interest of $17,334 (RMB 108,831).

On August 24, 2012, Nova Macao entered into an agreement with a commercial bank in Hong Kong for a line of credit up $8,000,000 with maturity on August 23, 2013. As of March 31, 2013, Nova Macao had $1,850,000 outstanding on the line of credit with maturity on August 23, 2013 from this credit line. The loan bears annual interest of 4.25% and requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance. During the three months ended March 31, 2013, the Company paid interest of $19,084.  The loan has the following covenants: (i) total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $8,000,000, (b) insurance claim limits and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible accounts receivable are buyers identified as those covered by insurance provided by Sinosure, are  assigned to the bank and are within the established insurance limit under the Sinosure policy; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount should be settled with 7 days by Nova Furniture Macao Commercial Offshore Limited; and. (v) the Company maintains a debt to tangible net worth ratio of not in excess of 3.0x . As of March 31, 2013, Nova Macao was in compliance with all the covenants.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective as of such date as identified in our internal control over financial reporting below.

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

Changes in Internal Control over Financial Reporting

As of March 31, 2013, we have identified certain matters that constituted a material weakness in our internal control over financial reporting. Specifically, our Board of Directors currently lacks independent directors and an audit committee, and we lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.  As of the date of this filing, we have conducted an extensive search for independent directors and have chosen three (3) persons meeting the necessary criteria to which we have extended an invitation to serve on our board. As of the date of this filing all three candidates have proffered conditional acceptances based upon their due diligence, final interviews with our corporate team, and securing D&O insurance coverage or a suitable alternative. We have also completed creation of the necessary charters to be adopted for our Audit, Compensation, and Nominating/Corporate Compliance Committees. Our goal is to appoint these candidates to our Board of Directors once they provide us with their final acceptance notification

We have taken, and are taking, certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We plan to hire additional credentialed professional staff and consulting professionals with greater knowledge and experience of U.S. GAAP and related regulatory requirements to oversee our financial reporting process in order to ensure our compliance with U.S. GAAP and other relevant securities laws. In addition, we plan to provide additional training to our accounting personnel on U.S. GAAP, and other regulatory requirements regarding the preparation of financial statements. Until such time as we hire qualified accounting personnel with the requisite U.S. GAAP knowledge and experience and train our current accounting personnel, we have engaged an outside CPA with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP. We are taking certain actions to remediate other identified material weaknesses related to a lack of independent directors and of an audit committee. We plan to add independent directors and establish an audit committee as a separately designated committee of the Board of Directors with a written charter by June 30, 2013. By June 30, 2013 we plan to appoint an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K as a requirement to the listing of our common stock on a national securities exchange. In addition to the above stated remediation plan we hired an outside consultant in March 2012 who is  assisting us in improving the design and operations of our internal controls over financial reporting and their assessment for our U.S. parent company and all subsidiaries.

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

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NOVA LIFESTYLE, INC.
(Registrant)
Date: May 14, 2013	By:	/s/ Ya Ming Wong
Ya Ming Wong Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2013		/s/ Yuen Ching Ho
Yuen Ching Ho Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
10.1
Stock Acquisition Agreement, dated March 22, 2013, by and between the Company, Zhu Wei and Bright Swallow International Group Limited (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on March 26, 2013)

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