Form 10-Q
period 2013-06-30
Nova Lifestyle, Inc.
filed 2013-08-14
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-177353

NOVA LIFESTYLE, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6541 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,982,141 shares of common stock outstanding as of August 12, 2013.

Nova Lifestyle, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

	June 30,	December 31,
	2013	2012

Assets

Current Assets
Cash and cash equivalents	$1,332,401	$3,150,492
Accounts receivable, net	23,591,352	22,387,517
Advance to suppliers	3,365,116	3,105,584
Inventories	3,479,784	3,240,721
Prepaid expenses and other receivables	487,888	179,713
Deferred tax asset	159,540	157,423

Total Current Assets	32,416,081	32,221,450

Noncurrent Assets
Heritage and cultural assets	131,232	129,002
Plant, property and equipment, net	12,671,553	8,551,114
Construction in progress	1,544,087	5,374,056
Acquisition deposit	--	3,000,000
Lease deposit	36,388	43,029
Other receivables	18,714	-
Goodwill	1,027,124	218,606
Intangible assets, net	7,203,253	1,216,092
Deferred tax asset, net	28,229	--

Total Noncurrent Assets	22,660,580	18,531,899

Total Assets	$55,076,661	$50,753,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

	June 30,	December 31,
	2013	2012

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$7,922,392	$7,123,534
Line of credit	2,659,368	6,529,178
Advance from customers	109,026	257,191
Accrued liabilities and other payables	1,609,189	1,495,835
Taxes payable	161,013	272,159

Total Current Liabilities	12,460,988	15,677,897

Noncurrent Liabilities
Line of credit	3,163,695	-
Deferred rent payable	58,138	55,902
Deferred tax liability, net	73,634	45,370
Income tax payable	5,355,329	4,608,592

Total Noncurrent Liabilities	8,650,796	4,709,864

Total Liabilities	21,111,784	20,387,761

Contingencies and Commitments

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 18,918,641 and 18,536,567 shares issued and outstanding as of June 30, 2013 and December 31, 2012	18,919	18,537
Additional paid-in capital	20,097,303	19,107,845
Subscription receivable	(1,950,000)	(1,950,000)
Statutory reserves	6,241	6,241
Accumulated other comprehensive income	2,420,548	2,176,646
Retained earnings	13,371,866	11,006,319

Total Stockholders' Equity	33,964,877	30,365,588

Total Liabilities and Stockholders' Equity	$55,076,661	$50,753,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net Sales	$34,160,399	$27,146,315	$19,163,448	$16,147,061

Cost of Sales	27,061,440	20,320,386	15,310,592	12,331,407

Gross Profit	7,098,959	6,825,929	3,852,856	3,815,654

Operating Expenses
Selling expenses	1,574,072	1,354,553	852,276	664,646
General and administrative expenses	2,500,699	2,360,913	1,455,740	1,309,698
Loss on disposal of plant, property and equipment	--	123,775	--	--

Total Operating Expenses	4,074,771	3,839,241	2,308,016	1,974,344

Income From Operations	3,024,188	2,986,688	1,544,840	1,841,310

Other Income (Expenses)
Non-operating expense	(36,926)	(23,039)	(15,826)	(25,338)
Foreign exchange transaction gain	--	23,975	--	15,663
Interest expense	(142,466)	--	(68,069)	--
Financial expense	(66,346)	(46,898)	(37,016)	(36,086)

Total Other Expenses, Net	(245,738)	(45,962)	(120,911)	(45,761)

Income Before Income Tax	2,778,450	2,940,726	1,423,929	1,795,549

Income Tax Expense	412,903	537,104	236,849	370,589

Net Income	2,365,547	2,403,622	1,187,080	1,424,960

Other Comprehensive Income
Foreign currency translation	243,902	(49,085)	207,294	(61,930)

Comprehensive Income	$2,609,449	$2,354,537	$1,394,374	$1,363,030

Basic weighted average shares outstanding	18,649,161	18,431,799	18,760,387	18,486,567
Diluted weighted average shares outstanding	18,902,873	18,589,410	19,067,296	18,491,138

Basic net earnings per share	$0.13	$0.13	$0.06	$0.08
Diluted net earnings per share	$0.13	$0.13	$0.06	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

	Six Months Ended June 30,
	2013	2012

Cash Flows From Operating Activities
Net Income	$2,365,547	$2,403,622
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	557,607	375,154
Stock compensation expense	276,445	--
Loss on fixed assets disposal	--	123,775
Bad debt allowance	(7,158)	223,859
Changes in operating assets and liabilities:
Accounts receivable	1,232,459	(3,437,107)
Accounts receivable - related party	--	28,289
Advance to suppliers	(249,180)	(774,197)
Inventories	(212,982)	(481,870)
Other current assets	27,898	(189,365)
Accounts payable	(1,943,392)	(3,409,427)
Advance from customers	(149,633)	(245)
Accrued expenses and other payables	(3,650)	(6,366)
Deferred rent payable	1,257	(9,962)
Taxes payable	88,689	441,490

Net Cash Provided by (Used in) Operating Activities	1,983,907	(4,712,350)

Cash Flows From Investing Activities
Acquisition of Bright Swallow	(3,500,000)	--
Cash acquired from acquisition of Bright Swallow	342,029	--
Cash received from fixed assets disposal	--	8,369
Acquisition of intangible asset	(29,643)	(539,049)
Purchase of property and equipment	(107,422)	(462,283)
Construction in progress	(348,149)	(255,390)

Net Cash Used in Investing Activities	(3,643,185)	(1,248,353)

Cash Flows From Financing Activities
Repayment to related parties	(1,987)	--
Proceed from line of credit and bank loan	3,710,000	3,498,211
Repayment on line of credit and bank loan	(4,435,906)	--
Cash proceeds from private placement, net	--	1,753,849
Payment for note payable	--	203,351
Cash received from warrants exercised	554,848	142,600

Net Cash (Used in) Provided by Financing Activities	$(173,045)	$5,598,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

	Six Months Ended June 30,
	2013	2012

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$14,232	$(5,925)

Net decrease in cash and cash equivalents	(1,818,091)	(368,617)

Cash and cash equivalents, beginning of period	3,150,492	2,505,179

Cash and cash equivalents, ending of period	$1,332,401	$2,136,562

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
Income tax payments	$326,090	$191,630
Interest expense	$144,621	$11,332

Supplemental Disclosure of Non-Cash Financing Activities

Construction deposit transfer to construction in progress	$--	$634,176
Construction in progress transfer to fixed assets	$4,231,663	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

 NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

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

On January 3, 2011, Nova Furniture issued an additional 11,917,616 shares (post-recapitalization shares) of its capital stock, of which 2,235,000 shares were issued to Nova Holdings and 9,682,616 shares were issued to St. Joyal, an unrelated U.S. company incorporated in the State of California and engaged in business development and investment activities. Following this issuance, Nova Holdings held 81.25% and St. Joyal held 18.75% of the equity interests in Nova Furniture. Pursuant to a shareholder agreement, St. Joyal is committed to pay $2.4 million by January 1, 2014, in exchange for its 18.75% equity interest in Nova Furniture. As of June 30, 2013, St. Joyal has paid $0.45 million to the Company and $1.95 million remains outstanding.

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

On April 24, 2013, Nova LifeStyle completed the acquisition of Bright Swallow International Group Limited, a British Virgin Island corporation (the “BSI” or “Bright Swallow”), Nova Lifestyle acquired all the outstanding capital stock of Bright Swallow for $6.5 million paid in full at the closing pursuant to a stock purchase agreement entered into with the sole shareholder of Bright Swallow. Bright Swallow is engaged in export of sofas to overseas customers (see Note 17).

The “Company” and “Nova” collectively refer to Nova LifeStyle, the U.S. parent, and its subsidiaries, Nova Furniture, Nova Dongguan, Nova Macao, Nova Museum, Diamond Bar and BSI.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The interim condensed consolidated financial information as of June 30, 2013 and for the six and three month periods ended June 30, 2013 and 2012 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC on April 1, 2013.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of June 30, 2013 its interim condensed consolidated results of operations and cash flows for the six and three month periods ended June 30, 2013 and 2012, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first step of the two-step goodwill impairment test is required to be performed. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the first step of the two-step goodwill impairment test for Diamond Bar reporting unit.  Accordingly, as of June 30, 2013 and December 31, 2012, the Company concluded there was no impairment of goodwill of Diamond Bar.

On April 24, 2013, Nova LifeStyle completed the acquisition of Bright Swallow.  Under the acquisition method of accounting, the total purchase is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their fair values with the excess charged to goodwill. Nova Lifestyle recognized $808,518 goodwill from the acquisition. As of June 30, 2013, the Company concluded there was no impairment of goodwill of Bright Swallow.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company recorded $220,004 and $226,137 as allowance for bad debts as of June 30, 2013 and December 31, 2012, respectively.

Inventories

Inventories are stated at the lower of cost or market value with cost determined on a weighted-average basis, which approximates the first-in first-out method. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company did not record any provision for write-downs of inventory at June 30, 2013 and December 31, 2012.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2013 and December 31, 2012, there were no significant impairments of its long-lived assets except that the Company disposed of an obsolete and unused workshop and recognized a loss of $123,775 during the six months ended June 30, 2012.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products in development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense was $189,127 and $250,160 for the six months ended June 30, 2013 and 2012, respectively; $102,375 and $136,187 for the three months ended June 30, 2013 and 2012, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision.  The actual effective tax rate of 15.53% for the period ended June 30, 2013 differs from the U.S. federal statutory tax rate primarily as a result of a tax benefit from the tax-exemption status of Nova Macau offset by tax liability reserves from uncertain tax positions.

Nova Lifestyle, Inc. and Diamond Bar Outdoors, Inc. (“Diamond Bar) are subject to U.S. federal and state income taxes. Nova Furniture BVI was incorporated in the BVI. There is no income tax for a company domiciled in the BVI. Accordingly, the Company’s consolidated financial statements do not present any income tax provision related to the BVI tax jurisdiction where Nova Furniture BVI is domiciled.

Nova Dongguan and Nova Museum are governed by the Enterprise Income Tax Law of the PRC which is subject to a 25% corporate income tax. Nova Museum is subject to a 25% corporate income tax in the first year and allowed to apply for tax-exempt status in the second year following its incorporation.  Nova Macao is an income tax-exempt entity incorporated and domiciled in Macao.

On April 24, 2013, the Company acquired all outstanding shares of the BSI, a BVI corporation. Generally, there is no income tax for a company domiciled in the BVI.

During the six months ended June 30, 2013 and 2012, the Company recorded income tax expense of approximately $413,000 and $537,000, respectively. The decrease in income tax expense is primarily due to the decrease in profits in certain foreign jurisdictions.  During the three months ended June 30, 2013 and 2012, the Company recorded income tax expense of approximately $237,000 and $371,000, respectively.

As of June 30, 2013, unrecognized tax benefits were approximately $4.6 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $4.6 million as of June 30, 2013. As of June 30, 2012, unrecognized tax benefits were approximately $3.8 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $3.8 million as of June 30, 2012.

A reconciliation of the January 1, 2013, through June 30, 2013, amount of unrecognized tax benefits excluding interest and penalties ("Gross UTB") is as follows:

Gross UTB

Beginning Balance – January 1, 2013	4,010,657
Increase in unrecorded tax benefits taken in 2013	568,471
Exchange rate adjustment – 2013	(15,335))
Ending Balance – June 30, 2013	$4,563,792

At June 30, 2013, and 2012, the Company had cumulatively accrued approximately $804,000 and $438,000, respectively, for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense, which totaled approximately $203,000 and $129,000 for the six months ended June 30, 2013, and 2012, respectively. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next twelve months.

Nova Dongguan is subject to taxation in the PRC. Nova Dongguan’s PRC income tax returns are generally not subject to examination by the tax authorities for tax years before 2008. With a few exceptions, the tax years 2008 - 2012 remain open to examination by tax authorities in the PRC; the tax years 2011 - 2012 for US entities remain open to examination by tax authorities in the US.

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

Franchise Arrangements

In 2010, the Company began entering into area product franchise agreements with franchisees who operate specialty furniture stores carrying only Nova-branded products. The product franchise agreement provides for the franchisee to retail Nova-brand furniture products for a period of one year from the date of the agreement. The franchisee is required to pay a deposit of RMB 30,000 at the signing of the agreement, which is used as payment for future purchases and is deferred on the Company’s balance sheet as a customer deposit. The franchisee is required to guarantee a minimum purchase amount from the Company during the contract period. The Company has the right to terminate the agreement should the franchisee fail to meet the minimum purchase amounts. The Company provides the franchisee with store images and designs, signage, floor plan product information and training. In addition, the Company will rebate a per square meter subsidy to the franchisee for the store build-out within six months from the agreement date. The franchisee earns 30% of the rebate on its initial purchase from the Company and then at a rate of 5% of each subsequent purchase until fully refunded of its deposit or six months from the agreement date, whichever is earlier. At June 30, 2013 and December 31, 2012, the Company had franchising subsidy payable of $182,959 and $179,786, respectively. In accordance with ASC 605-50, as the Company does not receive an identifiable benefit from these rebates, the rebates are recorded as a reduction of revenue on sales to the franchisees.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead that are directly attributable to the production of the products. Write-down of inventory to the lower of cost or net realizable value is also recorded in the cost of sales.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the six months ended June 30, 2013 and 2012, shipping and handling costs were $258,430 and $299,592, respectively; during the three months ended June 30, 2013 and 2012, shipping and handling costs were $154,863 and $154,796, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $115,316 and $111,239 for the six months ended June 30, 2013 and 2012, respectively; and $17,953 and $54,331 for the three months ended June 30, 2013 and 2012, respectively.

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

The following table presents a reconciliation of basic and diluted earnings per share for the six and three months ended June 30, 2013 and 2012:

	Six Months Ended		Three Months Ended
	2013	2012	2013	2012
Net income	$2,365,547	$2,403,622	$1,187,080	$1,424,960

Weighted average shares outstanding – basic	18,649,161	18,431,799	18,760,387	18,486,567
Effect of dilutive securities:
Unexercised warrants	253,712	157,611	306,909	4,571

Weighted average shares outstanding – diluted	18,902,873	18,589,410	19,067,296	18,491,138

Earnings (loss) per share – basic	$0.13	$0.13	$0.06	$0.08
Earnings (loss) per share – diluted	$0.13	$0.13	$0.06	$0.08

At June 30, 2013 and December 31, 2012, the Company had no options to purchase shares of common stock outstanding and warrants to purchase 705,856 and 983,280 shares of common stock were outstanding and exercisable, respectively.  For the six and three months ended June 30, 2013 and 2012, 155,100 shares purchasable under the warrants were excluded from EPS as their effects were anti-dilutive, respectively.

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

Two major customers accounted for 30% (18% and 12% for each) and 37% (22% and 15% for each) of the Company’s sales for the six months ended June 30, 2013 and 2012, respectively. Two major customers accounted for 29% (16% and 13% for each) and 37% (22% and 15% for each) of the Company’s sales for the three months ended June 30, 2013 and 2012, respectively. Accounts receivable from these customers amounted to $8,301,747 and $7,310,616 as of June 30, 2013 and December 31, 2012, respectively.

The Company purchased its products from three major vendors accounting for 34% (14%, 10% and 10% for each) during the six months ended June 30, 2013, and from one major vendor accounting for 12% of the purchases during the six months ended June 30, 2012, respectively. One major vendor accounted for 13% and 16% of the purchases during the three months ended June 30, 2013 and 2012, respectively. Accounts payable to these vendors were $1,123,448 and $2,242,851 as of June 30, 2013 and December 31, 2012, respectively.

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

Foreign Currency Translation and Transactions

The consolidated financial statements are presented in USD. The functional currency of Nova LifeStyle, Nova Furniture, Nova Macao, Bright Swallow and Diamond Bar is the United States Dollar (“$” or “USD”). The functional currency of Nova Dongguan and Nova Museum is RMB. The functional currencies of the Company’s foreign operations are translated into USD for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the weighted-average exchange rate during the fiscal year. The translation adjustments are recorded as a separate component of stockholders’ equity, captioned “Accumulated other comprehensive income.” Gains and losses resulting from transactions denominated in foreign currencies are included in “Other income (expenses)” in the consolidated statements of income and comprehensive income. There have been no significant fluctuations in the exchange rate for the conversion of RMB to USD after the balance sheet date.

The RMB to USD exchange rates in effect as of June 30, 2013 and December 31, 2012, were RMB6.1787 = USD$1.00 and RMB6.2855 = USD$1.00, respectively. The weighted-average RMB to USD exchange rates in effect for the six months ended June 30, 2013 and 2012, were RMB6.2413 = USD$1.00 and RMB6.3074 = USD$1.00, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of the People’s Republic of China.

Comprehensive Income (Loss)

The Company follows FASB ASC 220 “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the consolidated statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six and three months ended June 30, 2013 and 2012 included net income and foreign currency translation adjustments.

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

Management determined that the Company’s operations constitute a single reportable segment in accordance with ASC 280. The Company operates exclusively in one business and industry segment: the design, manufacture and sale of furniture. All of the Company’s long-lived assets for production are located at its facilities in Dongguan, Guangdong Province, China, and operate within the same environmental, safety and quality regulations governing furniture manufacturers. The Company established Nova Macao, Diamond Bar and newly acquired Bright Swallow for the purpose of marketing and selling the Company’s products. As a result, management views the business and operations of Nova Dongguan, Nova Macao, Diamond Bar and Bright Swallow as a blended gross margin when determining future growth, return on investment and cash flows. Nova Museum, a non-profit organization engaged principally in the promotion and dissemination of the culture and history of furniture in China, has no operations or substantial assets other than its decorations and renovation, and its heritage and cultural assets are for the purpose of exhibition only.

Accordingly, management concluded that the Company had one reportable segment under ASC 280 because: (i) the Company’s products sold through Nova Dongguan, Nova Macao, Diamond Bar and Bright Swallow are created with similar production processes, in the same facilities, under the same regulatory environment and sold to similar customers using similar distribution systems; (ii) Diamond Bar is a U.S. furniture distributor based in California but operates under the same senior management of Nova Dongguan and Nova Macao, and management views the operations of Nova Dongguan, Nova Macao, Diamond Bar and Bright Swallow as a whole for making business decisions; and (iii) although Nova Museum is principally engaged in the dissemination of the culture and history of furniture in China, it also serves a function of promoting and marketing the Company’s image and products by providing a platform and channel for consumers to be exposed to the Company and its products, it is operated under the same management with the same resources and in the same location as Nova Dongguan, and it is an additive and supplemental unit to the Company’s main operations, the manufacture and sale of furniture.

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

For public entities, the new disclosure requirements are effective for annual reporting periods beginning after December 15, 2012, and interim periods within those years (i.e., the second quarter of 2013 for entities with calendar year-ends). The ASU applies prospectively, and early adoption is permitted. The adoption of this ASU did not have a material impact to the Company’s consolidated financial statements.

As of June 30, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s interim consolidated financial statements.

Note 3 - Inventories

As of June 30, 2013 and December 31, 2012, inventories consisted of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Raw material	$323,191	$369,642
Work in progress	439,026	832,270
Finished goods	2,717,567	2,038,809

	$3,479,784	$3,240,721

Note 4 - Heritage and Cultural Assets

As of June 30, 2013 and December 31, 2012, Nova Museum had heritage and cultural assets of $131,232 and $129,002, consisting principally of collectibles and antiques for exhibition. Depreciation is not required to be provided on heritage assets that have indefinite lives and no reduction in their value with the passage of time; however, the carrying amount of the heritage and cultural assets will be reviewed when there is evidence of impairment in accordance with ASC 360-10.

Note 5 - Plant, Property and Equipment, Net

As of June 30, 2013 and December 31, 2012, plant, property and equipment consisted of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Building and workshops	$10,800,347	$7,426,146
Office equipment	600,357	581,227
Autos	314,539	309,195
Machinery	4,263,614	3,100,756
Museum decoration and renovation	571,355	548,497
Less: accumulated depreciation	(3,878,659)	(3,414,707)

	$12,671,553	$8,551,114

Depreciation expense was $402,455 and $350,845 for the six months ended June 30, 2013 and 2012, respectively; and $209,001 and $170,798 for the three months ended June 30, 2013 and 2012, respectively.

Note 6 - Construction in Progress

At June 30, 2013 and December 31, 2012, the construction in progress of $1,544,087 and $5,374,056, respectively, consisted of construction cost of a new manufacturing plant at Nova Dongguan (Phase II factory construction project). The total construction cost is approximately $6.16 million. As of June 30, 2013, the factory construction was substantially completed and the Company is in the stage of purchasing and installing the manufacturing machines and equipment.

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

The Company acquired a customer relationship with a fair value of $6,100,559 on April 24, 2013, as part of its acquisition of Bright Swallow. Amortization of customer relationship is provided using the straight-line method and estimated life was 15 years.

Intangible assets consisted of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Land use right	$1,133,797	$1,114,532
Customer relationship	6,150,559	50,000
Trademark	200,000	200,000
Less: accumulated amortization	(281,103)	(148,440)

	$7,203,253	$1,216,092

Amortization of intangible assets was $155,152 and $24,309 for the six months ended June 30, 2013 and 2012, respectively, and $118,323 and $13,053 for the three months ended June 30, 2012 and 2011, respectively. Annual amortization expense is expected to be approximately $472,337 for each year from 2014 to 2016, and expected to be approximately $439,003 and $432,337 in 2017 and 2018, respectively.

Note 8 - Prepaid Expenses and Other Receivables

Other current assets consisted of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Prepaid expenses	$452,483	$111,521
Other receivables	35,405	68,192
Total	$487,888	$179,713

Other receivables represented cash advances to employees and security deposit and exhibition deposits. Prepaid expenses included prepayments for consulting, new store deposit, travel, insurance, suppliers, IR expense, and advertising.

Note 9 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
	(Unaudited)

Other payables	$176,229	$89,982
Interest payable	1,555	-
Salary payable	815,832	961,669
Financed insurance premiums	157,816	-
Accrued consulting fees	121,512	-
Franchising subsidy	182,959	179,786
Accrued expenses	153,286	264,398

Total	$1,609,189	$1,495,835

Accrued expenses represented utility, freight expenses and service charges from accounting, attorney and consultants. Other payables represented payables to contractors and vendors other than for purchase of materials. Franchising subsidy represented the accrued amount the Company will pay to its franchisees as a rebate to support their franchise store decoration expense.

Note 10 - Line of Credit

On May 25, 2012, Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.5% and maturity on June 15, 2013. The line of credit was secured by all of assets of Diamond Bar Outdoors, Inc., a subsidiary of Nova Lifestyle and guaranteed by Nova Lifestyle. On June 13, 2013, the Company renewed the line of credit with annual interest of 4.25% and maturity on June 1, 2015. As of June 30, 2013, Diamond Bar had $3,163,695 outstanding on the line of credit. During the six and three months ended June 30, 2013, the Company paid interest of $74,485 and $34,704, respectively. During the six and three months ended June 30, 2012, the Company paid interest of $7,478.

The loan was modified for the following covenants: (i) maintain a minimum tangible net worth of not less than $5 million; (ii) maintain a current ratio in excess of 1.25 to 1.00; and (iii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iv) the pre-tax income must be not less than 1.000% of total revenue quarterly. As of June 30, 2013, Diamond Bar was in compliance with all the covenants.  In addition, the loan agreement provided a cross default provision whereby an event of default on this loan will cause the Nova Macau loan to also be in default.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,181,927 (RMB 20 million) with maturity on April 24, 2015.  As of June 30, 2013, Nova Dongguan had $811,368 (RMB 5.01 million) outstanding on the line of credit with two draw-downs of $270,283 (RMB 1.67 million) and $541,085 (RMB 3.34 million) each and maturing on November 20, 2013. The loan currently bears annual interest of 5.6975% for the 1st drawing of $270,283 (RMB 1.67 million) which occurred on May 20, 2012 and 5.50% for the 2nd drawing of $541,085(RMB 3.34 million) which occurred on November 20, 2012 and requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was secured by the building of Nova Dongguan and guaranteed by Nova Dongguan and the Company’s CEO. During the six and three months ended June 30, 2013, the Company paid interest of $31,179 and $15,647, respectively; During six and three months ended June 30, 2012, the company paid interest of $24,305.

On August 24, 2012, Nova Macao entered into an agreement with a commercial bank in Hong Kong for a line of credit of up to $8,000,000 with maturity on August 23, 2013. As of June 30, 2013, Nova Macao had $1,848,000 outstanding on the line of credit with maturity on August 23, 2013. The loan bears annual interest of 4.25% and requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance. During the six and three months ended June 30, 2013, the Company paid interest of $38,957 and $19,873, respectively.

The loan has the following covenants: (i) total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $8,000,000, (b) insurance claim limits and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible account receivables are insured buyers by Sinosure assigned to the bank and within established insurance limit; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount should be settled with 7 days by Nova Furniture Macao Commercial Offshore Limited; and. (v) the Company maintains a debt to tangible net worth ratio of not in excess of 3.0x throughout the whole term of the loan.. As of June 30, 2013, Nova Macao was in compliance with all the covenants.

Note 11 - Related Party Transactions

On August 6, 2011, Diamond Bar leased a warehouse and office in Commerce, California, U.S., under a three-year renewable lease agreement. The warehouse is owned by the spouse of the Company’s president. The monthly rent under this lease is $41,500. Total rental expense for the six months ended June 30, 2013 and 2012 was $248,210 and $245,000, respectively; $123,710 and $105,000 for the three months ended June 2013 and 2012, respectively.

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president. On April 1, 2012, the Company renewed the lease for one year. The lease was for $30,384 and only for use during two furniture exhibitions held in April1, 2012 to March 31, 2013. This lease was renewed for an additional one year term on April 1, 2013.

Note 12 - Deferred Rent Payable

Deferred rent payable represented supplemental payments the Company must pay to the residents who originally lived on the land in Dongguan, Guangdong Province, China, to which the Company acquired land use rights for commercial use. The Company was required to pay an annual amount at RMB 800 per mu (or 666.67 square meters) for a total of 60 mu (or 40,000 square meters) starting from 2003 for 60 years. The payment increases 10% every 5 years. The Company recorded such expense on a straight-line basis. During the six months ended June 30, 2013 and 2012, the Company recorded expense of $6,852 and $6,781, respectively. During the three months ended June 30, 2013 and 2012, the Company recorded expenses of $3,446 and $3,391, respectively. As of June 30, 2013 and December 31, 2012, the Company had $58,138 and $55,902 of deferred rent payable, respectively.

Note 13 - Stockholders’ Equity

Warrants

Following is a summary of the warrant activity for the six months ended June 30, 2013:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2013	983,280	$2.39	1.69
Exercisable at January 1, 2013	983,280	$2.39	1.69
Granted
Exercised	277,424	2.00	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at June 30, 2013	705,856	2.40	1.22
Exercisable at June 30, 2013	705,856	2.40	1.22

Shares issued to IR firm

On August 3, 2012, the Company entered into a contract with an investor relations firm. The Company agreed to issue 100,000 shares of common stock to the firm for 24 months of investor relation services. On August 15, 2012, the Company issued the first 50,000 of such 100,000 shares to the investor relations firm, at $2.75 per share, which was the stock price on the date of contract. During the six months ended June 30, 2013, the Company recorded $68,750 as stock-based compensation. The remaining 50,000 common stock shares were to be issued to the investor relations firm within 180 business days of the contract signing date.  The Company issued the remaining 50,000 common stock shares on April 30, 2013.

Shares issued to consultant

On April 30, 2013, the Company entered a consulting service agreement extension addendum to the original agreement dated on January 16, 2013 with a consultant for continuously providing the Company general business related consulting services and corporate support related to the Company’s IR and up-listing efforts. In the original agreement, the Company agreed to pay $1,250 per month on or about the 15th of each month for the services to be performed in January, February, March and April of 2013, and issue 4,000 shares of the Company’s common stock.  In the extension addendum, the Company agreed to pay $1,250 per month on or about the 15th of each month for the services to be performed in May, June, July and August of 2013, the Company also agreed to issue an additional 4,650 shares of common stock to the consultant.  The board approved the issuance and delivery of 8,650 common stock shares to the consultant on July 19, 2013 and those shares were issued on August 6, 2013.  During the six and three months ended June 30, 2013, the Company recorded $15,440 as stock-based compensation for the 4,000 shares that were already earned on or before May 31, 2013.

Note 14 - Statutory Reserves

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

At June 30, 2013 and December 31, 2012, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital. Nova Dongguan did not make any transfer to surplus reserves due to its accumulated deficit.

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

Note 15 - Geographical Sales

Geographical distribution of sales consisted of the following for the six and three months ended June 30, 2013 and 2012:

	For six months ended June 30,		For three months ended June 30,
Geographical Areas	2013	2012	2013	2012

China*	$7,400,141	$7,604,846	$4,181,651	$4,850,192
North America	18,136,952	10,460,271	10,256,059	5,744,109
Asia**	1,012,898	392,915	557,578	310,949
Europe	7,001,281	6,878,974	3,728,743	4,242,432
Australia	346,156	284,368	272,029	155,651
Hong Kong	246,704	519,946	151,121	180,936
Other countries	16,267	1,004,995	16,267	662,792

	$34,160,399	$27,146,315	$19,163,448	$16,147,061

* excluding Hong Kong
** excluding China

Note 16 - Commitments and Contingencies

Lease Commitment

On June 17, 2013, the Company has entered into a lease agreement for office, warehouse, and storage and distribution space with five years term from November 1, 2013 to October 31, 2018. The lease agreement also provides an option to extend for an additional 6 year term. The monthly rental payment is $42,000 with 3% increase annually.

The Company has entered into several lease agreements for office and warehouse space in Commerce, California and showroom space in Las Vegas, Nevada and High Point, North Carolina with month-to-month or annual terms. Total rental expense for the six months ended June 30, 2013 and 2012 was $255,171 and $354,300, respectively; $127,971 and $150,800 for the three months ended June 30, 2013 and 2012, respectively. The estimated annual rental expense for lease commitments is as follows:

Year	Amount
June 30, 2014	$553,000
June 30, 2015	472,080
June 30, 2016	529,506
June 30, 2017	545,387
June 30, 2018	561,749
Thereafter	189,085
Total	$2,850,807

Capital Contribution

Nova Dongguan’s total registered capital is $20 million. As of June 30, 2013 and December 31, 2012, Nova Dongguan has received $14.60 million and $13.60 million in capital contributions, respectively. The remaining $5.40 million of additional capital contribution was originally due by June 30, 2012, Dongguan Municipal Foreign Trade and Economic Cooperation Bureau allowed Nova Dongguan to fulfill the remaining amount of capital contributions from its shareholders by December 31, 2013. The Company may apply for an extension of the payment period or reduction of the capital contribution requirement, if needed, as allowed by PRC regulations for foreign-invested enterprises. If the Company does not receive an extension or reduction of registered capital, and is unable to make the required capital contribution to registered capital, Nova Dongguan may be subject to a negotiated penalty related to the unsatisfied portion of registered capital.

Employment Agreements

On June 30, 2011, the Company entered into one-year employment agreements with Ya Ming Wong and Yuen Ching Ho to serve as the Company’s Chief Executive Officer and Chief Financial Officer, respectively. The agreements provide for annual salaries of $100,000 and $80,000, respectively, and annual bonuses at the sole discretion of the Board of Directors. The agreements were automatically extended for another year at June 30, 2012. The Company is currently negotiating new employment contracts with these executives.

On June 30, 2011, the Company entered into a one-year employment agreement with Thanh H. Lam to serve as the Company’s president. The agreement, as amended effective as of September 1, 2011, provides for an annual salary of $80,000 and an annual bonus at the sole discretion of the Board. The agreement was automatically extended for another year at June 30, 2012. On May 3, 2013, the Company entered an amended and restated employment agreement with Thanh H. Lam to serve as the Company’s president for five years. The agreement provides for an annual salary of $80,000, 200,000 shares of the Company’s common stock and an annual bonus at the sole discretion of the Board. The 200,000 shares to be issued to Ms. Lam are subject to the terms of a stock award agreement. The first 50,000 shares of common stock shall be vested immediately, and the remaining shares shall be vested at 50,000 shares per year for three years on each anniversary of the effective date of the stock award agreement. During the six months ended June 30, 2013, the Company recorded $191,000 as stock-based compensation for the first 50,000 shares at stock price of $3.82 on May 3, 2013.

Note 17 – Business Acquisition and Unaudited Pro Forma Information

On April 24, 2013, Nova Lifestyle completed the acquisition and acquired all the outstanding capital stock representing 100% equity interest of Bright Swallow for $6.50 million cash paid in full at the closing pursuant to a stock purchase agreement entered into with the sole shareholder of Bright Swallow on March 22, 2013. Bright Swallow is a BVI company engaged in export of sofas to overseas customers. The Stock Purchase Agreement contained such representations, warranties, obligations and conditions as are customary for transactions of the type governed by such agreements.

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

The acquisition closing date was April 24, 2013. Since there were no material transactions from April 24, 2013 to April 30, 2013, May 1, 2013 has been designated as the acquisition date in these financial statements.  The Company expects to realize synergies from combining the Bright Swallow operations with its own.  Revenue and net loss of Bright Swallow included in the consolidated income statement for the six and three months ended June 30, 2013 was $1,331,505 and $(5,436), respectively.  Under theacquisition method of accounting, the total purchase price is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition with the excess recorded as goodwill.  Goodwill represents the synergies expected from combining Bright Swallow’s business with the Company’s existing operations.  Goodwill is expected to be deductible for tax purposes over a period of 15 years. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:
Cash	$342,029
Accounts receivable	2,317,889
Other receivable	110,000
Customer relationship	6,100,559
Goodwill	808,518
Accounts payable	(2,670,477)
ASC 740 income tax liabilities	(508,518)
Net assets acquired	$6,500,000

The following unaudited pro forma consolidated results of operations of Nova LifeStyle and Bright Swallow for the six and three months ended June 30, 2013 and 2012, presents the operations of Nova LifeStyle and Bright Swallow as if the acquisition of Bright Swallow occurred on January 1, 2013 and 2012, respectively. The unaudited pro forma consolidated results of operation for the six months ended June 30, 2013 and 2012, each included the adjustment of recording $203,352 amortization expenses of Bright Swallow’s customer relationship that was recognized at acquisition date. The unaudited pro forma consolidated results of operation for the three months ended June 30, 2013 and 2012, each included the adjustment of recording $101,676 amortization expenses of Bright Swallow’s customer relationship.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	For the six months ended June 30, 2013	For the six months ended June 30, 2012	For the three months ended June 30, 2013	For the three months ended June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$37,656,683	$33,450,903	$20,259,115	$19,289,987

Net income	$2,445,056	$2,682,874	$1,212,230	$1,498,181

Basic weighted average shares outstanding	18,649,161	18,431,799	18,760,387	18,486,567
Diluted weighted average shares outstanding	18,902,873	18,589,410	19,067,296	18,491,138

Basic net earnings per share	$0.13	$0.15	$0.06	$0.08
Diluted net earnings per share	$0.13	$0.14	$0.06	$0.08

Note 18 - Subsequent Events

The company has evaluated subsequent events through the issuance of the consolidated financial statements and following subsequent events have been identified that require disclosure in this section:

On July 1, 2013, the Company entered into a consulting agreement with a consulting firm in China for providing management M&A, business strategy and financing consultation services effective July 15, 2013. The Company agreed to issue 50,000 shares of restricted shares of common stock to the firm for 12 months of consulting services starting on July 15, 2013. The Company also agreed to issue three-year warrants for the firm to purchase 50,000 shares of the Company’s common stock with an exercise price of $4 per share. Both the common stock and warrants shall be issued to Consultant or its designees within 7 business days upon execution of the Agreement. The fair value of the 50,000 shares of common stock was $200,000 at July 1, 2013, and will be amortized over the service term.

The warrants issued to the consulting firm are exercisable for a fixed number of shares, and classified as equity instruments. The Company accounted for the warrants issued based on the fair value method under ASC Topic 505, and the fair value of the warrants was calculated using the Black-Scholes model under the following assumptions: estimated life of 3 years, volatility of 353%, risk-free interest rate of 0.66% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. Because these equity-classified warrants are vested immediately and are non-forfeitable, based on ASC 505-50, performance commitment has been reached at the grant date, and accordingly, the measurement date is the grant date.  The fair value of the warrants issued to the consulting firm at grant date was $199,562, and will be amortized over the service term.

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

Our acquisition of Bright Swallow International Group Limited (Bright Swallow), an established furniture company with a global client base was finalized on April 24, 2013 as that purchase becomes an integral part of the Nova LifeStyle brand family. Bright Swallow posted revenues of just over $13 million for FY 2012 and its complementary product line and geographical reach will offer Nova LifeStyle an ideal opportunity to expand its overall global market presence.  Bright Swallow’s current client, Canadian based The Brick Limited (www.TheBrick.com) has over 200 locations and provides an excellent example of this exceptional integration opportunity. This new brand also provides Nova LifeStyle with an excellent opportunity to market to existing Bright Swallow partners and increase its sales accordingly.  Bright Swallow is a British Virgin Island company with its principal offices in Jiaxing City, Zhejiang Province, relocated to Macao from July 1, 2013.. Nova LifeStyle Inc. has assumed primary management for the operation of Bright Swallow and under the terms all issued and outstanding shares of Bright Swallow have been transferred to Nova by Bright Swallow's sole owner Mr. Zhu Wei. The purchase price was $6.5 million in cash and was fully paid at the closing of the acquisition.

Our experience developing and marketing products for international markets has enabled us to develop the scale, logistics, marketing, manufacturing efficiencies and design expertise that serves as the foundation for us to expand aggressively into the highly attractive U.S. and China markets.

We are a U.S. holding company with no material assets other than the ownership interests of our wholly owned subsidiaries through which we market, design, manufacture and sell residential furniture worldwide: Nova Dongguan, Nova Macao, Nova Museum, Bright Swallow and Diamond Bar. Nova Dongguan is a wholly foreign owned enterprise (“WFOE”) and was incorporated under the laws of the PRC on June 6, 2003. Nova Macao was organized under the laws of Macao on May 20, 2006. Nova Dongguan organized Nova Museum on March 17, 2011, as a non-profit organization under the laws of the PRC engaged in the promotion of the culture and history of furniture in China. Nova Dongguan and Nova Macao are wholly owned subsidiaries of Nova Furniture, a wholly owned subsidiary of the Company, organized under the laws of the BVI on April 29, 2003. We acquired Nova Furniture pursuant to the Share Exchange Agreement on June 30, 2011. Diamond Bar is a California corporation organized on June 15, 2000, which we acquired pursuant to a stock purchase agreement on August 31, 2011.

Nova Dongguan markets and sells our products in China to stores in our franchise network and to wholesalers and agents for domestic retailers and exporters. Nova Dongguan also provides the design expertise and facilities to manufacture our branded products and products for international markets under Original Design Manufacturer (“ODM”) and Original Equipment Manufacturer (“OEM”) agreements. Nova Macao is a trading company, importing, marketing and selling products designed and manufactured by Nova Dongguan and third party manufacturers for the U.S. and international markets.  As of January, 2013 Nova Macao manages all aspects of Nova Dongguan’s export market. Diamond Bar markets and sells products manufactured by us and third party manufacturers under the Diamond Sofa brand to distributors and retailers principally in the U.S. market. Newly acquired Bright Swallow sells products manufactured by third party manufacturers through The Brick Limited which is principally in the Canada market. We added a factory in 2011 and completed construction of a new plant at our Nova Dongguan facilities in the second quarter of 2013. The manufacturing capacity provided by these new plants will help Nova Dongguan maintain current and anticipated levels of production on pace with our anticipated expansion and increase in sales to China. We intend to meet our liquidity requirements, including capital expenditures related to the expansion of our manufacturing facilities at Nova Dongguan, purchase of raw materials and the expansion of our business, through cash flow provided by operations, the proceeds from our recent private placements and funds raised through future offerings of our securities, if and when we determine such offerings are required.

Principal Factors Affecting Our Financial Performance

Significant factors that we believe could affect our operating results are the (i) cost of raw materials; (ii) prices of our products to our international retailer and wholesaler customers and their markup to end consumers; (iii) consumer acceptance of our new brands and product collections; and (iv) general economic conditions in the U.S., China, Europe and other international markets. We have experienced and anticipate continued fluctuation in raw material costs as a result of world economic conditions, such as the price of stainless and carbon steel. We normally can pass the raw material cost increase to our customers, but there may be a time lag as we renegotiate pricing with our customers on existing products and introduce new product collections. We attempt to mitigate short-term risks of raw material price swings in between customer price negotiations by purchasing some raw materials in advance based on forecasted production needs. In addition, we are less susceptible to these short-term raw material pricing risks in the China retail market because we reserve the right under our product franchise agreements to adjust our wholesale and retail product pricing based on raw material price fluctuations, providing franchisees with at least one month’s notice prior to price adjustment. We believe most of our customers are willing to pay us higher prices for our high quality and stylish products, timely delivery and strong production capacity, which we expect will allow us to maintain high gross profit margins for our products. We have diversified our products by introducing brands and product collections exclusively for China, acquiring the Diamond Sofa brand in the U.S. market and developing higher-margin products for the U.S. and international markets and acquiring Bright Swallow for the Canadian market. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites also should allow us to maintain our high gross profit margins. The markets in the U.S. and Europe remain challenging because they are experiencing a slower than anticipated recovery from the recent international financial crisis and the Euro-area crisis in particular. However, we believe that discretionary purchases of furniture by middle to upper middle-income consumers, our target global consumer market, will increase along with expected growth in the worldwide furniture trade and recovery of housing markets. Furthermore, we believe that our expansion of direct sales in China and the U.S. will have a positive impact on our net sales and net income, while helping to diversify our customer base and end consumer markets.

Critical Accounting Policies

While our significant accounting policies are described more fully in Note 2 to our accompanying consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentation

The accompanying  consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for Nova LifeStyle and its subsidiaries, Diamond Bar, Bright Swallow, Nova Furniture, Nova Dongguan, Nova Macao and Nova Museum.

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

Accounts Receivable

Our policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  In 2012, the company elected to establish a bad debt allowance in consideration of (1) the many collections-based variables associated with a fast growing global operation and (2) being subject to possible defaults that cannot be reasonably anticipated. The Company maintained an allowance for bad debt of $220,004 and $226,137 as of June 30, 2013 and December 31, 2012, respectively.

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

Management determined that our operations constitute a single reportable segment in accordance with ASC 280. We operate exclusively in one business: the design, manufacture and sale of furniture. All of our long-lived assets for production are located at our facilities in Dongguan, Guangdong Province, China, and operate within the same environmental, safety and quality regulations governing furniture manufacturers. We established Nova Macao and acquired Diamond Bar and Bright Swallow for the purpose of marketing and selling our products. As a result, management views the business and operations of Nova Dongguan, Nova Macao, Bright Swallow and Diamond Bar as a blended gross margin when determining future growth, return on investment and cash flows. Nova Museum, a non-profit organization engaged principally in the promotion and dissemination of the culture and history of furniture in China, has no operations or substantial assets other than its decorations and renovation, and its heritage and cultural assets are for the purpose of exhibition only.

Accordingly, management has concluded that we had one reportable segment under ASC 280 because: (i) all of our products sold through Nova Dongguan, Nova Macao, Diamond Bar and Bright Swallow are created with similar production processes, in the same facilities, under the same regulatory environment and sold to similar customers using similar distribution systems; (ii) Diamond Bar is a U.S. furniture distributor based in California but operates under the same senior management of Nova Dongguan and Nova Macao, and management views the operations of Nova Dongguan, Nova Macao, Diamond Bar and Bright Swallow as a whole for making business decisions; and (iii) although Nova Museum is mainly for disseminating the culture and history of furniture in China, it also serves a function of promoting and marketing our image and products by providing the platform and channel for consumers to be exposed to our furniture, it is operated under the same management with the same resources and it is an additive and supplemental unit to our main operation, the manufacture and sale of furniture.

New Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-2, Comprehensive Income (ASC Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The new ASU requires entities to disclose in a single location (either on the face of the financial statement that reports net income or in the notes) the effects of reclassifications out of accumulated other comprehensive income (AOCI). For items reclassified out of AOCI and into net income in their entirety, entities must disclose the effect of the reclassification on each affected net income item. For AOCI reclassification items that are not reclassified in their entirety into net income, entities must provide a cross-reference to other required U.S. GAAP disclosures. There is no change in the requirement to present the components of net income and other comprehensive income in either a single continuous statement or two separate consecutive statements.  The ASU does not change the items currently reported in other comprehensive income.

For public entities, the new disclosure requirements are effective for annual reporting periods beginning after December 15, 2012, and interim periods within those years (i.e., the second quarter of 2013 for entities with calendar year-ends). The ASU applies prospectively, and early adoption is permitted. The adoption of this ASU did not have a material impact to the Company’s consolidated financial statements.

As of June 30, 2013, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Results of Operations

Comparison of Three Months Ended June 30, 2013 and 2012

The following table sets forth the results of our operations for the three months ended June 30, 2013 and 2012. Certain columns may not add due to rounding.

	Three Months Ended June 30,
	2013		2012
	(Unaudited)		(Unaudited)
	$	% of Sales	$	% of Sales
Net sales	19,163,448		16,147,061
Cost of sales	15,310,592	80%	12,331,407	76%
Gross profit	3,852,856	20%	3,815,654	24%
Operating expenses	2,308,016	12%	1,974,344	12%
Income from operations	1,544,840	8%	1,841,310	11%
Other income (expenses), net	(120,911)	(1)%	(45,761)	-%
Income tax expense	236,849	1%	370,589	2%
Net income	1,187,080	6%	1,424,960	9%

Net Sales

Net sales for the three months ended June 30, 2013 were $19.16 million, an increase of 19% from $16.15 million in the same period of 2012; this increase in net sales resulted primarily from a 5% increase in average selling price and 12% increase in sales volume. Our newly acquired subsidiary Bright Swallow contributed $1.33 million to sales for the three months ended June 30, 2013. Our overall average selling price increased approximately 5% in the three months ended June 30, 2013 compared to the same period of 2012, resulting primarily from increased sales volume of higher-margin products and finished goods purchased from third party manufacturers (but with relatively lower profit margin) in both the China domestic market and worldwide. Our largest selling product categories in the three months ended June 30, 2013 and the three months ended June 30, 2012 were sofas, cabinets and dining tables, which accounted for approximately 37%, 18% and 15% of sales, respectively, for the three months ended June 30, 2013 and 16%, 15% and 26% of sales, respectively, for the three months ended June 30, 2012.

Of the $3.02 million increase in net sales in the three months ended June 30, 2013 compared to the same period of 2012, $3.68 million was attributable to sales in markets other than China, principally as a result of increased sales in North America. North American sales increased 79% to $10.26 million in the three months ended June 30, 2013 compared to $5.74 million in the same period of 2012 as we aggressively expanded sales to the U.S. market and integrated the operations of Diamond Bar. Sales to Australia increased in the three months ended June 30, 2013 compared to the same period of 2012, primarily because of the changing of our product mix and our sales and marketing strategy to diversify sales. As part of our gradual change in sales and marketing strategy in 2012, we increased marketing efforts in the U.S. markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Europe were $3.73 million in the three months ended June 30, 2013, a decrease of 12% from $4.24 million in the same period of 2012. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. Sales to Hong Kong and other countries decreased to $0.17 million in the three months ended June 30, 2013 compared to $0.84 million in the same period of 2012, primarily due to decrease of the sales orders from one of our major customers in Hong Kong because of slowdown of its business.

Sales to China, which includes sales to franchisees in addition to wholesalers and agents to domestic retail stores and distributors for the export market, accounted for 22% of sales in the three months ended June 30, 2013 compared to 30% in the same period of 2012. Sales to franchisees selling our branded products in China contributed approximately $0.64 million or 15% of our total China sales in the three months ended June 30, 2013 compared to $0.85 million or 18% in the same period of 2012. The Company is currently adopting new image standards as well as product lines for its franchise operations that will take time to develop.  We expect this trend to reverse itself in the near future.  Overall sales to China decreased 14% to $4.18 million in the three months ended June 30, 2013 compared to $4.85 million in the same period of 2012.  The overall decrease in China based sales was due to overall slowdown of the China economy, and changing of our sales and marketing strategy by offering high-end and expensive products, which will temporarily decrease our sales, but will bring in more sales with higher profit margin in the long run when we accumulate a certain level of high-end customer base.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 24% to $15.31 million in the three months ended June 30, 2013 compared to $12.33 million in the same period of 2012 due primarily to an increase in sales and production. Cost of sales for products that we manufactured was $4.36 million in the three months ended June 30, 2013, a 23% decrease from $5.69 million in the same period of 2012. Material costs, labor costs and related overhead accounted for 71%, 21% and 8% of cost of sales for such products in the three months ended June 30, 2013 compared to 78%, 16% and 6% in the same period of 2012, respectively. The cost of products purchased from third party manufacturers increased 65% to $10.95 million in the three months ended June 30, 2013 from $6.64 million in the same period of 2012. The increase of products purchased from third party manufacturers is primarily due to increased sales orders which exceeded the company’s current manufacturing capacity. Cost of sales as a percentage of net sales was 80% in the three months ended June 30, 2013 compared to 76% in the same period of 2012. The increase in cost of sales as a percentage of net sales from the three months ended June 30, 2013 to the comparable period of 2012 resulted primarily from increased cost of products purchased from third party manufacturers as well as increased cost of raw material and labor as a result of continuous inflation in China.

Gross Profit

Gross profit increased 1% to $3.85 million in three months ended June 30, 2013 compared to $3.82 million in the same period of 2012. Our gross profit margin decreased to 20% in the three months ended June 30, 2013 compared to 24% in the same period of 2012. The decrease in gross profit margin resulted primarily from increased cost of sales as a percentage of net sales, which was due primarily to changes in our sales and marketing strategy that included increased purchases of products from other manufacturers and decreased percentage of self-produced products, and overall price increases on raw material and labor as a result of continuous inflation in China; in addition, we attracted more sales orders from certain big trading company customers by lowering the selling price to them.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses. Operating expenses increased 17% to $2.31 million in the three months ended June 30, 2013 from $1.97 million in the same period of 2012. Selling expense increased 28% to $0.85 million in the three months ended June 30, 2013 from $0.66 million in the same period of 2012 due primarily to increased sales, an increase of salary and commission to sales persons by $131,000 and an increase of show expense by $80,400, but offset with a decrease in delivery costs of $18,000 and a decrease in marketing by $44,000. General and administration expense increased by 11% to $1.46 million in the three months ended June 30, 2013 from $1.31 million in the same period of 2012 due primarily to stock compensation expense of $191,000 to the Company’s president and an increase of insurance by $45,400, professional service by $44,700 and consulting fee by $39,400, but offset with a decrease in salary by $47,600, research and development by $34,100 and service fee by $59,400.

Other Income (Expense)

Other expense was $120,911 in the three months ended June 30, 2013, compared with other expense of $45,761 in the same period of 2012, an increase of $75,150. The increase in other expense was due primarily to increased financial expenses due to foreign exchange transaction loss, other taxes and surcharges, and interest expense from the lines of credit.

Income Tax Expense

Income tax expense was $236,849 in the three months ended June 30, 2013 compared with $370,589 in the same period of 2012.  The decrease in income tax expense is mainly due to decreased taxable income.

Net Income

Net income was $1.19 million in the three months ended June 30, 2013, a decrease of 17% from $1.42 million in the same period of 2012. Our net profit margin was 6% in the three months ended June 30, 2013, a decrease of 3% from 9% for the same period of 2012, due to the reasons explained above.

Earnings Per Share

In the second quarter of 2013, basic and diluted earnings per share were $0.06, compared with $0.08 in the same period last year.  EPS in the three months ended June 30, 2013 was calculated on the basis of 18,760,387 basic and 19,067,296 diluted weighted average shares outstanding, respectively, compared with 18,486,567 basic and 18,491,138 diluted weighted average shares outstanding in the comparable period of 2012.

Comparison of Six Months Ended June 30, 2013 and 2012

The following table sets forth the results of our operations for the six months ended June 30, 2013 and 2012. Certain columns may not add due to rounding.

	Six Months Ended June 30,
	2013		2012
	(Unaudited)		(Unaudited)
	$	% of Sales	$	% of Sales
Net sales	34,160,399		27,146,315
Cost of sales	27,061,440	79%	20,320,386	75%
Gross profit	7,098,959	21%	6,825,929	25%
Operating expenses	4,074,771	12%	3,839,241	14%
Income from operations	3,024,188	9%	2,986,688	11%
Other income (expenses), net	(245,738)	(1)%	(45,962)	-%
Income tax expense	412,903	1%	537,104	2%
Net income	2,365,547	7%	2,403,622	9%

Net Sales

Net sales for the six months ended June 30, 2013 were $34.16 million, an increase of 26% from $27.15 million in the same period of 2012; this increase in net sales resulted primarily from an 8% increase in average selling price and 15% increase in sales volume.  Our newly acquired subsidiary Bright Swallow contributed $1.33 million to sales for the six months ended June 30, 2013. Our overall average selling price increased approximately 8% in the six months ended June 30, 2013 compared to the same period of 2012, resulting primarily from increased sales volume of higher-margin products and finished goods purchased from third party manufacturers (but with relatively lower profit margin) in both the China domestic market and worldwide. Our largest selling product categories in the six months ended June 30, 2013 and 2012 were sofas, cabinets and dining tables, which accounted for approximately 35%, 19% and 18% of sales, respectively, for the six months ended June 30, 2013 and 18%, 15% and 22% of sales, respectively, for the six months ended June 30, 2012.

Of the $7.01 million increase in net sales in the six months ended June 30, 2013 compared to the same period of 2012, $7.21 million was attributable to sales in markets other than China, principally as a result of increased sales in North America. North American sales increased 73% to $18.14 million in six months ended June 30, 2013 compared to $10.46 million in the same period of 2012 as we aggressively expanded sales to the U.S. market and integrated the operations of Diamond Bar. Sales to Australia increased in the six months ended June 30, 2013 compared to the same period of 2012, primarily because of the changing of our product mix and our marketing strategy to diversify sales. As part of our gradual change in sales and marketing strategy in 2012, we increased marketing efforts in the U.S. markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Europe were $7.00 million in the six months ended June 30, 2013, an increase of 1.78% from $6.88 million in the same period of 2012. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. Sales to Hong Kong and other countries decreased to $0.26 million in the six months ended June 30, 2013 compared to $1.52 million in the same period of 2012, primarily due to decrease of the sales orders from one of our major customers in Hong Kong because of slowdown of its business.

Sales to China, which includes sales to franchisees in addition to wholesalers and agents to domestic retail stores and distributors for the export market, accounted for 22% of sales in the six months ended June 30, 2013 compared to 28% in the same period of 2012. Sales to franchisees selling our branded products in China contributed approximately $1.19 million or 16% of our total China sales in the six months ended June 30, 2013 compared to $1.53 million or 20% in the same period of 2012. The Company is currently adopting new image standards as well as product lines for its franchise operations that will take time to develop.  We expect this trend to reverse itself in the near future.  Overall sales to China decreased 3% to $7.40 million in the six months ended June 30, 2013 compared to $7.60 million in the same period of 2012.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 33% to $27.06 million in the six months ended June 30, 2013 compared to $20.32 million in the same period of 2012 due primarily to an increase in sales and production. Cost of sales for products that we manufactured was $5.13 million in the six months ended June 30, 2013, a 3% decrease from $5.26 million in the same period of 2012. Material costs, labor costs and related overhead accounted for 69%, 22% and 9% of cost of sales for such products in the six months ended June 30, 2013 compared to 76%, 17% and 7% in the same period of 2012, respectively. The cost of products purchased from third party manufacturers increased 46% to $21.93 million in the six months ended June 30, 2013 from $15.06 million in the same period of 2012. The increase of products purchased from third party manufacturers is primarily due to increased sales orders which exceeded the company’s current manufacturing capacity. Cost of sales as a percentage of net sales was 79% in the six months ended June 30, 2013 compared to 75% in the same period of 2012. The increase in cost of sales as a percentage of net sales from the six months ended June 30, 2013 to the comparable period of 2012 resulted primarily from increased cost of products purchased from third party manufacturers as well as increased cost of raw material and labor as a result of continuous inflation in China.

Gross Profit

Gross profit increased 4% to $7.10 million in six months ended June 30, 2013 compared to $6.83 million in the same period of 2012. Our gross profit margin decreased to 21% in the six months ended June 30, 2013 compared to 25% in the same period of 2012. The decrease in gross profit margin resulted primarily from increased cost of sales as a percentage of net sales, which was due primarily to changes in our sales and marketing strategy that included increased purchases of products from other manufacturers and decreased percentage of self-produced products, and overall price increases on raw material and labor as a result of continuous inflation in China; in addition, we attracted more sales orders from certain big trading company customers by lowering the selling price to them.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses. Operating expenses increased 6% to $4.07 million in the six months ended June 30, 2013 from $3.84 million in the same period of 2012. Selling expense increased 16% to $1.57 million in the six months ended June 30, 2013 from $1.35 million in the same period of 2012 due primarily to increased sales, an increase of salary and commission to sales persons by $183,000 and an increase of show expense by $87,800, but offset with a decrease in delivery costs of $62,000 and a decrease in rents by $36,000. General and administration expense increased by 6% to $2.50 million in the six months ended June 30, 2013 from $2.36 million in the same period of 2012 due primarily to stock compensation expense of $191,000 to the Company’s president and an increase of transportation by $31,900, consulting fee by $22,800 and insurance by $68,800, but offset with a decrease in salaries by $86,400, service fees by $64,000 and research and development by $61,000.

Other Income (Expense)

Other expense was $245,738 in the six months ended June 30, 2013, compared with other expense of $45,962 in the same period of 2012, an increase of $199,776. The increase in other expense was due primarily to increased financial expenses due to foreign exchange transaction loss, other taxes and surcharges, and interest expenses from the lines of credit.

Income Tax Expense

Income tax expense was $412,903 in the six months ended June 30, 2013 compared with $537,104 in the same period of 2012.  The decrease in income tax expense is mainly due to decreased taxable income.

Net Income

Net income was $2.37 million in the six months ended June 30, 2013, a decrease of 2% from $2.40 million in the same period of 2012. Our net profit margin was 7% in the six months ended June 30, 2013, a decrease of 2% from 9% for the same period of 2012, due to the reasons explained above.

Earnings Per Share

In the six months ended June 30, 2013, basic and diluted earnings per share were $0.13, compared with $0.13 in the same comparable period.  EPS in the six months ended June 30, 2013 was calculated on the basis of 18,649,161 basic and 18,902,873 diluted weighted average shares outstanding, respectively, compared with 18,431,799 basic and 18,589,410 diluted weighted average shares outstanding in the comparable period of 2012.

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

The Company relies primarily on internally generated cash flow and proceeds under our existing credit facilities to support growth.  We may seek additional financing in the form of bank loans or other credit facilities or funds raised through future offerings of our equity or debt, if and when we determine such offerings are required. Should we determine to seek any such financing over the next twelve months, given our strong balance sheet as of June 30, 2013, and the current low interest rate environment, we believe it would most likely be in the form of non-diluting debt though there is no certainty that we may be able to do this and if so, on terms acceptable to us.  See “Lines of Credit,” below.

We had net working capital of $19,955,093 at June 30, 2013, an increase of $3,411,540 from net working capital of $16,543,553 at December 31, 2012. The ratio of current assets to current liabilities was 2.60-to-1 at June 30, 2013.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2013 and 2012:

	2013	2012
Cash (used in) provided by:
Operating activities	$1,983,907	$(4,712,350)
Investing activities	(3,643,185)	(1,248,353)
Financing activities	(173,045)	5,598,011

Net cash provided by operating activities was $1.98 million in six months ended June 30, 2013, an increase of cash inflow of $6.70 million or 142% from $4.71 million of cash used in operating activities in the same period of 2012. The increase in cash inflow was attributable primarily to improved timely collection on accounts receivables and increased accounts payable outstanding that resulted in more cash inflow.

Net cash used in investing activities was $3.64 million in the six months ended June 30, 2013, an increase of $2.39 million or 192% from $1.25 million in the same period of 2012. In the six months ended June 30, 2013, we paid $0.11 million for the acquisition of property and equipment, $3.50 million for acquisition of Bright Swallow, and $0.35 million for construction in progress for a new manufacturing plant at Nova Dongguan (Phase II factory construction project), offset by $0.34 million of cash received from the acquisition of Bright Swallow. In the same period of 2012, we paid $0.46 million for the acquisition of property and equipment, $0.54 million partial payment for the acquisition of a land use right, and $0.26 million for construction in progress.

Net cash used in financing activities was $0.17 million in six months ended June 30, 2013 compared to the cash inflow of $5.60 million in the same period of 2012. In the six months ended June 30, 2013, we repaid $4.44 million for bank loans, but borrowed an additional $3.71 million from bank loans and received $0.55 million from warrants exercised. In the comparable period of 2012, we received $1.75 million from a private placement, $3.50 million proceeds from bank loans, and $0.14 million from warrants exercised.

As of June 30, 2013, we had gross accounts receivable of $23,811,356 of which $17,648,414 was with aging within 90 days, $6,162,942 was with aging over 90 days; we had an allowance for bad debt of $220,004 for accounts receivables. The increase in accounts receivable was primarily due to increased sales despite improved collection on accounts receivable in the six months ended June 30, 2013, which resulted in cash inflow of $1.23 million, as opposed to cash outflow of $3.44 million in the six months ended June 30, 2012.

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

On November 16, 2009, the Foreign Trade and Economic Cooperation Bureau of Dongguan approved an increase in the registered capital of Nova Dongguan from $8 million to $20 million, with the $12 million in additional contribution of capital to be paid within two years, for which we received an extension. As of June 30, 2013, Nova Dongguan has received capital contributions of $14.60 million. The remaining $5.40 million of additional contribution to capital was originally due by June 30, 2012, but was extended to December 31, 2013. We may apply for another extension of the payment period and a reduction of the registered capital requirement, as allowed by PRC regulations for foreign-invested enterprises. If we do not receive an extension or reduction of registered capital, and we are unable to make the required contribution to registered capital, Nova Dongguan may be required to pay a negotiated penalty, typically 3% to 5% of the unsatisfied contribution of registered capital remaining outstanding, or up to $370,000 based on the amount remaining outstanding as of June 30, 2013. After a six-month period following payment of any such penalty, Nova Dongguan may request a reduction of its registered capital to the amount already contributed with the outstanding balance waived without risk of business license revocation. Although repatriation of profits or dividends by Nova Dongguan will require approval by the SAFE until the contribution of capital is satisfied or the registered capital requirement is reduced to the amount contributed, based upon our prior working experience with the relevant PRC government agencies, we believe that such approval would be granted.

Private Placement

On August 18, 2011, we completed a closing of a private placement pursuant to which we sold 2,998,267 units, each such unit consisting of 1 share of our common stock and a warrant to purchase 15% of 1 share of our common stock, at $1.50 per unit for gross proceeds of $4,497,401 (net proceeds of $3,859,933 after commission and offering-related costs). The warrants are immediately exercisable, expire on the third anniversary of their issuance and entitle the holders to purchase 449,740 shares of our common stock at $2.00 per share. We may call the warrants at $4.00 per share at any time after: (i) a registration statement registering the common stock underlying the warrants becomes effective; (ii) the common stock is listed on a national securities exchange; and (iii) the closing price of the common stock equals or exceeds $4.00. We paid the placement agent in the private placement commissions consisting of $449,740 and warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 449,740 shares of our common stock. Certain purchasers of the units and the placement agent received registration rights pursuant to a registration rights agreement that requires us to register the shares of common stock and the shares of common stock issuable upon exercise of the warrants issued to such shareholders in the private placement. The registration statement with respect to such securities was initially declared effective on October 28, 2011. On March 30, 2012, the Company filed a post-effective amendment for the registration statement with SEC and it was declared effective on January 10, 2013. During the six months ended June 30, 2013, warrants for 277,427 shares were exercised at $2 per share. For the three months ended June 30, 2013, warrants for 274,450 shares were exercised at $2 per share.

On January 13, 2012, we completed a closing of a private placement pursuant to which we sold 517,000 units, each such unit consisting of 1 share of our common stock and a warrant to purchase 15% of 1 share of our common stock, at $4.00 per unit for gross proceeds of $2,068,000 (net proceeds of $1,753,849 after commission and offering-related costs). The warrants are immediately exercisable, expire on the third anniversary of their issuance and entitle the holders to purchase 77,550 shares of our common stock at $4.50 per share. We may call the warrants at $5.00 per share at any time after: (i) a registration statement registering the common stock underlying the warrants becomes effective; (ii) the common stock is listed on a national securities exchange; and (iii) the closing price of the common stock equals or exceeds $5.00. We paid the placement agent in the private placement commissions consisting of $206,800 and warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 77,550 shares of our common stock. The purchasers of the units and placement agent received registration rights pursuant to a registration rights agreement that requires us to file a registration statement within 60 days of the closing of the private placement covering the shares of common stock and the shares of common stock issuable upon exercise of the warrants issued in the private placement. The registration statement with respect to such securities was filed with the SEC on March 30, 2012 and was declared effective on January 15, 2013.

Lines of Credit

On May 25, 2012, Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.5% and maturity of June 15, 2013. The line of credit was secured by all of the assets of Diamond Bar Outdoors, Inc., a subsidiary of Nova Lifestyle and guaranteed by Nova Lifestyle. On June 13, 2013, the Company renewed the line of credit with annual interest of 4.25% and maturity on June 1, 2015. As of June 30, 2013, Diamond Bar had $3,163,695 outstanding on the line of credit. The loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $5 million; (ii) maintain a current ratio in excess of 1.25 to 1.00; and (iii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iv) the pre-tax income must be not less than 1.000% of total revenue quarterly. In addition, the loan agreement has a cross default provision whereby an event of default on this loan will cause the Nova Macau loan to also be in default. As of June 30, 2013, Diamond Bar was in compliance with all the covenants. During the six and three months ended June 30, 2013, the Company paid interest of $74,485 and $34,704, respectively. During the six and three months ended June 30, 2012, the Company paid interest of $7,478.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,181,927 (RMB 20 million) with maturity on April 24, 2015.  As of June 30, 2013, Nova Dongguan had $811,368 (RMB 5.01 million) outstanding on the line of credit with two draw-downs of $270,283 (RMB 1.67 million) and $541,085 (RMB 3.34 million) each and maturing on November 20, 2013. The loan bears annual interest of 5.6975% for the 1st drawing of $270,283 (RMB 1.67 million) which occurred on May 20, 2012, and 5.50% for the 2nd drawing of $541,085(RMB 3.34 million) which occurred on November 20, 2012, and requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was secured by the building of Nova Dongguan and guaranteed by Nova Dongguan and the Company’s CEO. During the six and three month ended June 30, 2013, the Company paid interest of $31,179 and $15,647, respectively; during six and three months ended June 30, 2012, the Company paid interest of $24,305.

On August 24, 2012, Nova Macao entered into an agreement with a commercial bank in Hong Kong for a line of credit up $8,000,000 with maturity on August 23, 2013. As of June 30, 2013, Nova Macao had $1,848,000 outstanding on the line of credit with maturity on August 23, 2013 from this credit line. The loan bears annual interest of 4.25% and requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance. During the six and three months ended June 30, 2013, the Company paid interest of $38,957 and $19,873, respectively. The loan has the following covenants: (i) total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $8,000,000, (b) insurance claim limits and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible accounts receivable are buyers identified as those covered by insurance provided by Sinosure, are  assigned to the bank and are within the established insurance limit under the Sinosure policy; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount should be settled with 7 days by Nova Furniture Macao Commercial Offshore Limited; and. (v) the Company maintains a debt to tangible net worth ratio of not in excess of 3.0x throughout the whole term of the loan. As of June 30, 2013, Nova Macao was in compliance with all the covenants.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective as of such date as identified in our internal control over financial reporting below.

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

Changes in Internal Control over Financial Reporting

As of June 30, 2013, we have identified certain matters that constituted a material weakness in our internal control over financial reporting. Specifically, we lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.   We previously reported that our Board of Directors lacked independent directors and an audit committee; however, as discussed in greater detail below, we have taken various remedial actions during the first two quarters of 2013 to improve our internal controls over financial reporting.

On May 28, 2013, our Board of Directors approved the increase in the size of the Board of Directors from two members to seven members. At the same time, the Board appointed five new members to serve on the Board: Mr. James R. Talevich, Mr. Michael Viotto, Mr. Chung Shing Yam, Mr. Peter Kam, and Mr. Yuen Ching (Sammy) Ho, who currently serves as the Chief Financial Officer of the Company. These new members of the Board were appointed to fill the vacancies on the Board and will remain on the Board until their successors have been duly elected and qualified.  Each of Mr. Talevich, Mr. Viotto, Mr. Yam and Mr. Kam are independent directors.

On June 4, 2013, the Board of the Company adopted charters for the Board’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee setting forth the rules, policies and procedures governing those committees. The Board also appointed members to each of those committees as follows:

Mr. James Talevich, Mr. Michael Viotto and Mr. Peter Kam were appointed as members of the Audit Committee. Mr. Talevich was appointed as Chairman of the Audit Committee.  Mr. Talevich also serves as our “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K; a requirement to the listing of our common stock on a national securities exchange.

Mr. Kam, Mr. Viotto and Mr. Talevich were appointed as members of the Compensation Committee. Mr. Kam was appointed as Chairman of the Compensation Committee.

Mr. Viotto, Mr. Kam and Mr. Talevich were appointed as members of the Nominating and Corporate Governance Committee.  Mr. Viotto was appointed as Chairman of the Nominating and Corporate Governance Committee.

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

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NOVA LIFESTYLE, INC.
(Registrant)
Date: August 14, 2013	By:	/s/ Ya Ming Wong
Ya Ming Wong Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2013		/s/ Yuen Ching Ho
Yuen Ching Ho Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101.INS‡	XBRL Instance Document
101.SCH‡	XBRL Schema Document
101.CAL‡	XBRL Calculation Linkbase Document
101.DEF‡	XBRL Definition Linkbase Document
101.LAB‡	XBRL Label Linkbase Document
101.PRE‡	XBRL Presentation Linkbase Document

† Filed herewith
‡ Furnished herewith