Form 10-Q
period 2013-09-30
Nova Lifestyle, Inc.
filed 2013-11-14
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-177353

NOVA LIFESTYLE, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6565 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,982,141 shares of common stock outstanding as of November 12, 2013.

Nova Lifestyle, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

	September 30,	December 31,
	2013	2012

Assets

Current Assets
Cash and cash equivalents	$1,580,396	$3,150,492
Accounts receivable, net	26,404,074	22,387,517
Advance to suppliers	2,037,477	3,105,584
Inventories	3,247,300	3,240,721
Prepaid expenses and other receivables	1,041,560	179,713
Deferred tax asset	177,342	157,423

Total Current Assets	34,488,149	32,221,450

Noncurrent Assets
Heritage and cultural assets	131,887	129,002
Plant, property and equipment, net	13,327,997	8,551,114
Construction in progress	1,018,229	5,374,056
Acquisition deposit	--	3,000,000
Lease deposit	97,220	43,029
Other receivables	18,807	-
Goodwill	1,027,124	218,606
Intangible assets, net	7,088,434	1,216,092

Total Noncurrent Assets	22,709,698	18,531,899

Total Assets	$57,197,847	$50,753,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

	September 30,	December 31,
	2013	2012

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$7,845,643	$7,123,534
Line of credit	2,663,420	6,529,178
Advance from customers	50,462	257,191
Accrued liabilities and other payables	1,591,199	1,495,835
Taxes payable	412,337	272,159

Total Current Liabilities	12,563,061	15,677,897

Noncurrent Liabilities
Line of credit	3,211,874	-
Deferred rent payable	63,360	55,902
Deferred tax liability, net	45,415	45,370
Income tax payable	5,481,262	4,608,592

Total Noncurrent Liabilities	8,801,911	4,709,864

Total Liabilities	21,364,972	20,387,761

Contingencies and Commitments

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 19,093,141 and 18,536,567 shares issued and outstanding as of September 30, 2013 and December 31, 2012	19,093	18,537
Additional paid-in capital	20,674,292	19,107,845
Subscription receivable	(1,950,000)	(1,950,000)
Statutory reserves	6,241	6,241
Accumulated other comprehensive income	2,490,457	2,176,646
Retained earnings	14,592,792	11,006,319

Total Stockholders' Equity	35,832,875	30,365,588

Total Liabilities and Stockholders' Equity	$57,197,847	$50,753,349

 The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net Sales	$56,471,241	$46,351,192	$22,310,842	$19,204,877

Cost of Sales	44,973,299	35,690,294	17,911,859	15,369,908

Gross Profit	11,497,942	10,660,898	4,398,983	3,834,969

Operating Expenses
Selling expenses	2,386,646	2,322,996	812,574	968,443
General and administrative expenses	4,381,147	3,457,455	1,880,448	1,096,354
Loss on disposal of plant, property and equipment	--	123,587	--	--

Total Operating Expenses	6,767,793	5,904,038	2,693,022	2,064,797

Income From Operations	4,730,149	4,756,860	1,705,961	1,770,172

Other Income (Expenses)
Non-operating expense	(46,497)	55,713	(9,571)	68,261
Foreign exchange transaction gain (loss)	--	39	--	(23,936)
Interest expense	(218,815)	(63,110)	(76,349)	(52,619)
Financial expense	(106,229)	(54,341)	(39,883)	(7,443)

Total Other Expenses, Net	(371,541)	(61,699)	(125,803)	(15,737)

Income Before Income Tax	4,358,608	4,695,161	1,580,158	1,754,435

Income Tax Expense	772,135	1,047,646	359,232	510,542

Net Income	3,586,473	3,647,515	1,220,926	1,243,893

Other Comprehensive Income
Foreign currency translation	313,811	(78,267)	69,909	(29,182)

Comprehensive Income	$3,900,284	$3,569,248	$1,290,835	$1,214,711

Basic weighted average shares outstanding	18,778,902	18,460,955	19,026,934	18,518,089
Diluted weighted average shares outstanding	19,038,815	18,652,892	19,276,153	18,709,596

Basic net earnings per share	$0.19	$0.20	$0.06	$0.07
Diluted net earnings per share	$0.19	$0.20	$0.06	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

	Nine Months Ended September 30,
	2013	2012

Cash Flows From Operating Activities
Net Income	$3,586,473	$3,647,515
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	923,347	568,249
Deferred tax expense (benefit)	(17,179)	--
Stock compensation expense	449,490	22,917
Warrants expense	48,747	--
Loss on fixed assets disposal	--	123,587
Bad debt allowance	22,947	247,228
Changes in operating assets and liabilities:
Accounts receivable	(1,594,509)	(5,767,016)
Accounts receivable - related party	--	28,289
Advance to suppliers	1,083,200	(1,267,246)
Inventories	31,344	(937,622)
Other current assets	(434,290)	(4,566)
Accounts payable	(2,034,541)	(1,657,685)
Advance from customers	(209,094)	(13,379)
Accrued expenses and other payables	(37,491)	96,059
Deferred rent payable	6,142	(4,472)
Taxes payable	413,876	1,011,118

Net Cash Provided by (Used in) Operating Activities	2,238,462	(3,907,024)

Cash Flows From Investing Activities
Deposit on factory construction	--	(799,266)
Acquisition of Bright Swallow	(3,500,000)	--
Cash acquired from acquisition of Bright Swallow	342,029	--
Cash received from fixed assets disposal	--	8,357
Acquisition of intangible asset	--	(538,230)
Purchase of property and equipment	(467,964)	(587,419)
Construction in progress	(319,309)	(1,603,925)

Net Cash Used in Investing Activities	(3,945,244)	(3,520,483)

Cash Flows From Financing Activities
Repayment to related parties	(1,987)	--
Proceed from line of credit and bank loan	12,081,000	4,539,939
Repayment on line of credit and bank loan	(12,762,396)	--
Cash proceeds from private placement, net	--	1,753,849
Due from factor	--	203,351
Cash received from warrants exercised	795,848	142,600

Net Cash Provided by Financing Activities	$112,465	$6,639,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

	Nine Months Ended September 30,
	2013	2012

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$24,221	$(5,226)

Net decrease in cash and cash equivalents	(1,570,096)	(792,994)

Cash and cash equivalents, beginning of period	3,150,492	2,505,179

Cash and cash equivalents, ending of period	$1,580,396	$1,712,185

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
Income tax payments	$358,957	$207,037
Interest expense	$210,303	$63,110

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Construction deposit transfer to construction in progress	$--	$633,212
Construction in progress transfer to fixed assets	$4,747,359	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

On January 3, 2011, Nova Furniture issued an additional 11,917,616 shares (post-recapitalization shares) of its capital stock, of which 2,235,000 shares were issued to Nova Holdings and 9,682,616 shares were issued to St. Joyal, an unrelated U.S. company incorporated in the State of California and engaged in business development and investment activities. Following this issuance, Nova Holdings held 81.25% and St. Joyal held 18.75% of the equity interests in Nova Furniture. Pursuant to a shareholder agreement, St. Joyal is committed to pay $2.4 million by January 1, 2014, in exchange for its 18.75% equity interest in Nova Furniture. As of September 30, 2013, St. Joyal has paid $0.45 million to the Company and $1.95 million remains outstanding.

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

The interim condensed consolidated financial information as of September 30, 2013 and for the nine and three month periods ended September 30, 2013 and 2012 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC on April 1, 2013.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of September 30, 2013 its interim condensed consolidated results of operations and cash flows for the nine and three month periods ended September 30, 2013 and 2012, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first step of the two-step goodwill impairment test is required to be performed. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the first step of the two-step goodwill impairment test for Diamond Bar reporting unit.  Accordingly, as of September 30, 2013 and December 31, 2012, the Company concluded there was no impairment of goodwill of Diamond Bar.

On April 24, 2013, Nova LifeStyle completed the acquisition of Bright Swallow.  Under the acquisition method of accounting, the total purchase is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their fair values with the excess charged to goodwill. Nova Lifestyle recognized $808,518 goodwill from the acquisition. As of September 30, 2013, the Company concluded there was no impairment of goodwill of Bright Swallow.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company recorded $250,273 and $226,137 as allowance for bad debts as of September 30, 2013 and December 31, 2012, respectively.

Inventories

Inventories are stated at the lower of cost or market value with cost determined on a weighted-average basis, which approximates the first-in first-out method. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company did not record any provision for write-downs of inventory at September 30, 2013 and December 31, 2012.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2013 and December 31, 2012, there were no significant impairments of its long-lived assets except that the Company disposed of an obsolete and unused workshop and recognized a loss of $123,587 during the nine months ended September 30, 2012.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products in development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense was $301,837 and $365,306 for the nine months ended September 30, 2013 and 2012, respectively; $112,710 and $115,146 for the three months ended September 30, 2013 and 2012, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision.  The actual effective tax rate of 17.7% for the period ended September 30, 2013 differs from the U.S. federal statutory tax rate primarily as a result of a tax benefit from the tax-exemption status of Nova Macau offset by tax liability reserves from uncertain tax positions.

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

On April 24, 2013, the Company acquired all outstanding shares of BSI. Generally, there is no income tax for a company domiciled in the BVI.

During the nine months ended September 30, 2013 and 2012, the Company recorded income tax expense of approximately $772,000 and $1,048,000 respectively. During the three months ended September 30, 2013 and 2012, the Company recorded income tax expense of approximately $359,000 and $511,000, respectively.

As of September 30, 2013, unrecognized tax benefits were approximately $4.6 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $4.6 million as of September 30, 2013. As of September 30, 2012, unrecognized tax benefits were approximately $3.8 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $3.8 million as of September 30, 2012.

A reconciliation of the January 1, 2013, through September 30, 2013, amount of unrecognized tax benefits excluding interest and penalties ("Gross UTB") is as follows:

Gross UTB

Beginning Balance – January 1, 2013	4,010,657
Increase in unrecorded tax benefits taken in the nine months ending September 30, 2013	677,947
Exchange rate adjustment – 2013	(102,022)
Ending Balance – September 30, 2013	$4,586,581

At September 30, 2013, and 2012, the Company had cumulatively accrued approximately $911,000 and $520,000, respectively, for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense, which totaled approximately $366,000 and $210,000 for the nine months ended September 30, 2013, and 2012, respectively. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

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

Franchise Arrangements

In 2010, the Company began entering into area product franchise agreements with franchisees who operate specialty furniture stores carrying only Nova-branded products. The product franchise agreement provides for the franchisee to retail Nova-brand furniture products for a period of one year from the date of the agreement. The franchisee is required to pay a deposit of RMB 30,000 at the signing of the agreement, which is used as payment for future purchases and is deferred on the Company’s balance sheet as a customer deposit. The franchisee is required to guarantee a minimum purchase amount from the Company during the contract period. The Company has the right to terminate the agreement should the franchisee fail to meet the minimum purchase amounts. The Company provides the franchisee with store images and designs, signage, floor plan product information and training. In addition, the Company will rebate a per square meter subsidy to the franchisee for the store build-out within six months from the agreement date. The franchisee earns 30% of the rebate on its initial purchase from the Company and then at a rate of 5% of each subsequent purchase until fully refunded of its deposit or six months from the agreement date, whichever is earlier. At September 30, 2013 and December 31, 2012, the Company had franchising subsidy payable of $184,746 and $179,786, respectively. In accordance with ASC 605-50, as the Company does not receive an identifiable benefit from these rebates, the rebates are recorded as a reduction of revenue on sales to the franchisees.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead that are directly attributable to the production of the products. Write-down of inventory to the lower of cost or net realizable value is also recorded in the cost of sales.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the nine months ended September 30, 2013 and 2012, shipping and handling costs were $386,659 and $455,142, respectively; during the three months ended September 30, 2013 and 2012, shipping and handling costs were $128,229 and $155,550, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $243,683 and $371,194 for the nine months ended September 30, 2013 and 2012, respectively; and $128,367 and $259,955 for the three months ended September 30, 2013 and 2012, respectively.

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

The following table presents a reconciliation of basic and diluted earnings per share for the nine and three months ended September 30, 2013 and 2012:

	Nine Months Ended		Three Months Ended
	2013	2012	2013	2012
Net income	$3,586,473	$3,647,515	$1,220,926	$1,243,893

Weighted average shares outstanding – basic	18,778,902	18,460,955	19,026,934	18,518,089
Effect of dilutive securities:
Unexercised warrants	259,913	191,937	249,219	191,507

Weighted average shares outstanding – diluted	19,038,815	18,652,892	19,276,153	18,709,596

Earnings per share – basic	$0.19	$0.20	$0.06	$0.07
Earnings per share – diluted	$0.19	$0.20	$0.06	$0.07

At September 30, 2013 and December 31, 2012, the Company had no options to purchase shares of common stock outstanding and warrants to purchase 585,356 and 983,280 shares of common stock were outstanding and exercisable, respectively.  For the nine and three months ended September 30, 2013 and 2012, 155,100 shares purchasable under the warrants were excluded from EPS as their effects were anti-dilutive, respectively.

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

Two major customers accounted for 28% (16% and 12% for each) and 37% (22% and 15% for each) of the Company’s sales for the nine months ended September 30, 2013 and 2012, respectively. Three major customers accounted for 37% (14%, 12% and 11% for each) of the Company’s sales for the three months ended September 30, 2013 and two major customers accounted for 38% (23% and 15% for each) of the Company’s sales for the three months ended September 30, 2012. Accounts receivable from these customers amounted to $10,378,863 and $10,876,870 as of September 30, 2013 and December 31, 2012, respectively.

The Company purchased its products from a major vendor accounting for 14% during the nine months ended September 30, 2013, and from three major vendors accounting for 37% (17%, 10% and 10%) of the purchases during the nine months ended September 30, 2012, respectively. Two major vendors accounted for 27% (15% and 12% for each) of the purchases during the three months ended September 30, 2013 and five major vendors accounted for 66% (20%, 12%, 12%, 12% and 10%) of the purchases during the three months ended September 30, 2012. Accounts payable to these vendors were $2,548,183 and $1,882,651 as of September 30, 2013 and December 31, 2012, respectively.

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

The RMB to USD exchange rates in effect as of September 30, 2013 and December 31, 2012, were RMB6.1480 = USD$1.00 and RMB6.2855 = USD$1.00, respectively. The weighted-average RMB to USD exchange rates in effect for the nine months ended September 30, 2013 and 2012, were RMB6.2146 = USD$1.00 and RMB6.3074 = USD$1.00, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of the People’s Republic of China.

Comprehensive Income
The Company follows FASB ASC 220 “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the consolidated statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the nine and three months ended September 30, 2013 and 2012 included net income and foreign currency translation adjustments.

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

Reclassification

Certain prior year amounts were reclassified to conform to the manner of presentation in the current year, including the reclassification of interest expense of $63,110 and $52,619 from non-operating expense for the nine and three months ended September 30, 2012, respectively. These reclassification had no effect on previously reported income.

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

For public entities, the new disclosure requirements are effective for annual reporting periods beginning after December 15, 2012, and interim periods within those years.  The ASU applies prospectively, and early adoption is permitted. The adoption of this ASU did not have a material impact to the Company’s consolidated financial statements.

As of September 30, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s interim consolidated financial statements.

Note 3 - Inventories

As of September 30, 2013 and December 31, 2012, inventories consisted of the following:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Raw material	$280,064	$369,642
Work in progress	802,836	832,270
Finished goods	2,164,400	2,038,809

	$3,247,300	$3,240,721

Note 4 - Heritage and Cultural Assets

As of September 30, 2013 and December 31, 2012, Nova Museum had heritage and cultural assets of $131,887 and $129,002, consisting principally of collectibles and antiques for exhibition. Depreciation is not required to be provided on heritage assets that have indefinite lives and no reduction in their value with the passage of time; however, the carrying amount of the heritage and cultural assets will be reviewed when there is evidence of impairment in accordance with ASC 360-10.

Note 5 - Plant, Property and Equipment, Net

As of September 30, 2013 and December 31, 2012, plant, property and equipment consisted of the following:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Building and workshops	$10,854,279	$7,426,146
Office equipment	608,543	581,227
Autos	316,110	309,195
Machinery	4,796,565	3,100,756
Decoration and renovation	921,523	548,497
Less: accumulated depreciation	(4,169,023)	(3,414,707)

	$13,327,997	$8,551,114

Depreciation expense was $672,812 and $528,404 for the nine months ended September 30, 2013 and 2012, respectively; and $270,357 and $176,782 for the three months ended September 30, 2013 and 2012, respectively.

Note 6 - Construction in Progress

At September 30, 2013 and December 31, 2012, the construction in progress of $1,018,229 and $5,374,056, respectively, consisted of construction cost of a new manufacturing plant at Nova Dongguan (Phase II factory construction project). The total construction cost is approximately $6.16 million. As of September 30, 2013, the factory construction was substantially completed and the Company is in the stage of purchasing and installing the manufacturing machines and equipment.

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

Intangible assets consisted of the following at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Land use right	$1,139,458	$1,114,532
Customer relationship	6,150,559	50,000
Trademark	200,000	200,000
Less: accumulated amortization	(401,583)	(148,440)

	$7,088,434	$1,216,092

Amortization of intangible assets was $250,535 and $39,845 for the nine months ended September 30, 2013 and 2012, respectively, and $155,152 and $10,532 for the three months ended September 30, 2013 and 2012, respectively. Annual amortization expense is expected to be approximately $472,425 for each year from 2014 to 2015, $469,092 for 2016, and $432,425 for 2017 and 2018.

Note 8 - Prepaid Expenses and Other Receivables

Other current assets consisted of the following at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Prepaid expenses	$587,678	$111,521
Other receivables	453,882	68,192
Total	$1,041,560	$179,713

Other receivables represented cash advances to employees, security deposit and exhibition deposits, and a receivable from an unrelated third party in the amount of $400,000 as of September 30, 2013, which was paid back in October 2013. Prepaid expenses included prepayments for consulting, new store deposit, travel, insurance, suppliers, IR expense, and advertising.

Note 9 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following at September 30, 2013 and December 31, 2012:
	September 30,	December 31,
	2013	2012
	(Unaudited)

Other payables	$103,201	$89,982
Salary payable	460,025	961,669
Financed insurance premiums	109,481	-
Accrued consulting fees	171,345	-
Franchising subsidy	184,746	179,786
Accrued rents	122,991	-
Accrued expenses, others	439,410	264,398

Total	$1,591,199	$1,495,835

Accrued expenses represented utility, freight expenses and service charges from accountants and attorneys. Other payables represented payables to contractors and vendors other than for purchase of materials. Franchising subsidy represented the accrued amount the Company will pay to its franchisees as a rebate to support their franchise store decoration expense.

Note 10 - Line of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.5% and maturity on June 1, 2015. The line of credit is secured by all of assets of Diamond Bar Outdoors, Inc., a subsidiary of Nova Lifestyle and guaranteed by Nova Lifestyle. As of September 30, 2013, Diamond Bar had $3,211,874 outstanding on the line of credit. During the nine and three months ended September 30, 2013, the Company recorded interest expense of $117,352 and $42,867, respectively. During the nine and three months ended September 30, 2012, the Company recorded interest expense of $39,597 and $7,478, respectively.

The loan was modified for the following covenants: (i) maintain a minimum tangible net worth of not less than $5 million; (ii) maintain a current ratio in excess of 1.25 to 1.00; and (iii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iv) the pre-tax income must be not less than 1.000% of total revenue quarterly. As of September 30, 2013, Diamond Bar was in compliance with all the covenants.  In addition, the loan agreement provided a cross default provision whereby an event of default on this loan will cause the Nova Macau loan to also be in default.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,253,090 (RMB 20 million) with maturity on April 24, 2015.  As of September 30, 2013, Nova Dongguan had $815,420 (RMB 5.01 million) outstanding on the line of credit with two draw-downs of $271,633 (RMB 1.67 million) and $543,787 (RMB 3.34 million) each and maturing on November 20, 2013. The loan currently bears monthly interest of 0.56975% for the first drawing, which occurred on May 20, 2012 and 0.55% for the second drawing, which occurred on November 20, 2012 and requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was secured by the building of Nova Dongguan and guaranteed by Nova Dongguan and the Company’s CEO. During the nine and three months ended September 30, 2013, the Company recorded interest expense of $42,656 and $13,630, respectively; During nine and three months ended September 30, 2012, the company recorded interest expense of $23,513 and $3,013, respectively.

On August 24, 2012, Nova Macao entered into an agreement with a commercial bank in Hong Kong for a line of credit of up to $8,000,000 with maturity on August 23, 2013. On August 23, 2013, the Company renewed the line of credit with annual interest rate of 4.25% and maturity on November 21, 2013. The loan requires monthly payment on the interest and the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance. As of September 30, 2013, Nova Macao had $1,848,000 outstanding on the line of credit. During the nine and three months ended September 30, 2013, the Company paid interest of $58,811 and $19,854, respectively.

The loan has the following covenants: (i) total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $8,000,000, (b) insurance claim limits and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible account receivables are insured buyers by Sinosure assigned to the bank and within established insurance limit; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount should be settled with 7 days by Nova Furniture Macao Commercial Offshore Limited; and. (v) the Company maintains a debt to tangible net worth ratio of not in excess of 3.0x throughout the whole term of the loan. As of September 30, 2013, Nova Macao was in compliance with all the covenants.

Note 11 - Related Party Transactions

Diamond Bar leased a warehouse and office in Commerce, California, U.S., from an entity owned by the spouse of the Company’s president. The lease  expired upon the sale of the property by the landlord in June 2013 and the Company continued to lease the space on monthly basis until October 31, 2013 with the written permission from the buyer. The monthly rent under this lease was $41,500. Total rental expense for the nine months ended September 30, 2013 and 2012 was $372,710 and $341,000, respectively; $124,500 and $96,000 for the three months ended September 2013 and 2012, respectively.

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president. On April 1, 2012, the Company renewed the lease for one year. The lease was for $30,384 and only for use during two furniture exhibitions held in April1, 2012 to March 31, 2013. This lease was renewed for an additional one year term on April 1, 2013.

Note 12 - Deferred Rent Payable

Deferred rent payable represented supplemental payments the Company must pay to the residents who originally lived on the land in Dongguan, Guangdong Province, China, to which the Company acquired land use rights for commercial use. The Company was required to pay an annual amount at RMB 800 per mu (or 666.67 square meters) for a total of 60 mu (or 40,000 square meters) starting from 2003 for 60 years. The payment increases 10% every 5 years. The Company recorded such expense on a straight-line basis. During the nine months ended September 30, 2013 and 2012, the Company recorded expense of $10,323 and $13,541, respectively. During the three months ended September 30, 2013 and 2012, the Company recorded expenses of $3,471 and $6,760, respectively. As of September 30, 2013 and December 31, 2012, the Company had $63,360 and $55,902 of deferred rent payable, respectively.

Note 13 - Stockholders’ Equity

Warrants

Following is a summary of the warrant activity for the nine months ended September 30, 2013:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2013	983,280	$2.39	1.69
Exercisable at January 1, 2013	983,280	$2.39	1.69
Granted	50,000	4.00	2.75
Exercised	397,924	2.00	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at September 30, 2013	635,356	2.77	1.12
Exercisable at September 30, 2013	635,356	2.77	1.12

Shares issued to IR firm

On August 3, 2012, the Company entered into a contract with an investor relations firm. The Company agreed to issue 100,000 shares of common stock to the firm for 24 months of investor relation services. On August 15, 2012, the Company issued the first 50,000 of such 100,000 shares to the investor relations firm, at $2.75 per share, which was the stock price on the date of contract. The remaining 50,000 common stock shares were to be issued to the investor relations firm within 180 business days of the contract signing date and the Company issued the remaining 50,000 common stock shares on April 30, 2013.  During the nine months ended September 30, 2013, the Company recorded $103,125 as stock-based compensation.

Shares issued to consultant

On April 30, 2013, the Company entered a consulting service agreement extension addendum to the original agreement dated on January 16, 2013 with a consultant for continuously providing the Company general business related consulting services and corporate support related to the Company’s IR and up-listing efforts. In the original agreement, the Company agreed to pay $1,250 per month on or about the 15th of each month for the services to be performed in January, February, March and April of 2013, and issue 4,000 shares of the Company’s common stock.  In the extension addendum, the Company agreed to pay $1,250 per month on or about the 15th of each month for the services to be performed in May, June, July and August of 2013, the Company also agreed to issue an additional 4,650 shares of common stock to the consultant.  The board approved the issuance and delivery of 8,650 common stock shares to the consultant on July 19, 2013 and those shares were issued on August 6, 2013.  The Company recorded $26,349 stock compensation expense for 8,650 shares issued to the consultant.

On July 1, 2013, the Company entered into a consulting agreement with a consulting firm in China for providing management M&A, business strategy and financing consultation services effective July 15, 2013. The Company agreed to issue 50,000 shares of common stock to the firm for 12 months of consulting services starting on July 15, 2013. The Company also agreed to issue three-year warrants for the firm to purchase 50,000 shares of the Company’s common stock with an exercise price of $4 per share. Both the common stock and warrants shall be issued to Consultant or its designees within 7 business days upon execution of the Agreement. The fair value of the 50,000 shares of common stock was $200,000 at July 1, 2013, and will be amortized over the service term.  During the three months ended September 30, 2013, the company recorded $50,000 as stock-based compensation.

The warrants issued to the consulting firm are exercisable for a fixed number of shares, and classified as equity instruments. The Company accounted for the warrants issued based on the fair value method under ASC Topic 505, and the fair value of the warrants was calculated using the Black-Scholes model under the following assumptions: estimated life of 3 years, volatility of 353%, risk-free interest rate of 0.66% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. Because these equity-classified warrants are vested immediately and are non-forfeitable; based on ASC 505-50, performance commitment has been reached at the grant date, and accordingly, the measurement date is the grant date.  The fair value of the warrants issued to the consulting firm at grant date was $194,989, and will be amortized over the service term. During the three months ended September 30, 2013, the company recorded $48,747 as warrants expense.

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

At September 30, 2013 and December 31, 2012, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital. Nova Dongguan did not make any transfer to surplus reserves due to its accumulated deficit.

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

Note 15 - Geographical Sales

Geographical distribution of sales consisted of the following for the nine and three months ended September 30, 2013 and 2012:

	For nine months ended September 30,		For three months ended September 30,
Geographical Areas	2013	2012	2013	2012

China*	$11,789,781	$12,621,420	$4,389,640	$5,016,574
North America	30,774,215	18,282,841	12,637,264	7,822,570
Asia**	1,728,902	715,410	716,003	322,495
Europe	11,119,659	11,747,812	4,118,378	4,868,838
Australia	543,241	522,507	197,085	238,139
Hong Kong	483,426	625,253	236,722	105,307
Other countries	32,017	1,835,949	15,750	830,954

	$56,471,241	$46,351,192	$22,310,842	$19,204,877

* excluding Hong Kong
** excluding China

Note 16 - Commitments and Contingencies

Lease Commitment

On June 17, 2013, the Company has entered into a lease agreement for office, warehouse, and storage and distribution space with five years term from November 1, 2013 to October 31, 2018. The lease agreement also provides an option to extend for an additional 6-year term. The monthly rental payment is $42,000 with 3% increase annually. This lease was record on a straight-line basis.

On September 19, 2013, Bright Swallow has entered into a lease agreement for office with two years term from October 1, 2013, to September 30, 2015. The monthly rental payment is 20,000 Hong Kong Dollars ($2,580 at September 30, 2013).

The Company has entered into several lease agreements for office and warehouse space in Commerce, California and showroom space in Las Vegas, Nevada and High Point, North Carolina with month-to-month or annual terms. Total rental expense for the nine months ended September 30, 2013 and 2012 was $648,893 and $409,900, respectively; $280,491 and $118,900 for the three months ended September 30, 2013 and 2012, respectively. The estimated annual rental expense for lease commitments is as follows:

Twelve month period ended	Amount
September 30, 2014	$495,396
September 30, 2015	548,256
September 30, 2016	533,396
September 30, 2017	549,398
September 30, 2018	565,880
Thereafter	47,271
Total	$2,739,597

Capital Contribution

Nova Dongguan’s total registered capital is $20 million. As of September 30, 2013 and December 31, 2012, Nova Dongguan has received $14.60 million and $13.60 million in capital contributions, respectively. The remaining $5.40 million of additional capital contribution was originally due by June 30, 2012, Dongguan Municipal Foreign Trade and Economic Cooperation Bureau allowed Nova Dongguan to fulfill the remaining amount of capital contributions from its shareholders by December 31, 2013. The Company may apply for an extension of the payment period or reduction of the capital contribution requirement, if needed, as allowed by PRC regulations for foreign-invested enterprises. If the Company does not receive an extension or reduction of registered capital, and is unable to make the required capital contribution to registered capital, Nova Dongguan may be subject to a negotiated penalty related to the unsatisfied portion of registered capital.

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

On June 30, 2011, the Company entered into a one-year employment agreement with Thanh H. Lam to serve as the Company’s president. The agreement, as amended effective as of September 1, 2011, provides for an annual salary of $80,000 and an annual bonus at the sole discretion of the Board. The agreement was automatically extended for another year at June 30, 2012. On May 3, 2013, the Company entered an amended and restated employment agreement with Thanh H. Lam to serve as the Company’s president for five years. The agreement provides for an annual salary of $80,000, 200,000 shares of the Company’s common stock and an annual bonus at the sole discretion of the Board. The 200,000 shares to be issued to Ms. Lam are subject to the terms of a stock award agreement. The first 50,000 shares of common stock shall be vested immediately, and the remaining shares shall be vested at 50,000 shares per year for three years on each anniversary of the effective date of the stock award agreement. During the nine months and three months ended September 30, 2013, the Company recorded $270,016 and $79,016 as stock-based compensation, respectively.

Note 17 - Business Acquisition and Unaudited Pro Forma Information

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

As a result of the acquisition, Bright Swallow became a wholly owned subsidiary of the Company. Prior to the closing of the transaction, there were no material relationships between the Company and Bright Swallow, or any of their respective affiliates, directors or officers, or any associates of their respective officers or directors, other than in respect of the Stock Acquisition Agreement. The purpose of the acquisition is to expedite the Company’s market share expansion.  The purchase of Bright Swallow will be accounted for as a business combination under ASC Topic 805, “Business Combinations”.   Bright Swallow completed the process of legal title transfer with the local authority on August 1, 2013.

The acquisition closing date was April 24, 2013. Since there were no material transactions from April 24, 2013 to April 30, 2013, May 1, 2013 has been designated as the acquisition date in these financial statements.  The Company expects to realize synergies from combining the Bright Swallow operations with its own.  Revenue of Bright Swallow included in the consolidated income statement for the nine and three months ended September 30, 2013 was $3,763,812 and $2,432,307, respectively.  Net income of Bright Swallow included in the consolidated income statement for the nine and three months ended September 30, 2013 was $52,520 and $57,956, respectively. Under the acquisition method of accounting, the total purchase price is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition with the excess recorded as goodwill.  Goodwill represents the synergies expected from combining Bright Swallow’s business with the Company’s existing operations.  Goodwill is expected to be deductible for tax purposes over a period of 15 years. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$342,029
Accounts receivable	2,317,889
Other receivable	110,000
Customer relationship	6,100,559
Goodwill	808,518
Accounts payable	(2,670,477)
ASC 740 income tax liabilities	(508,518)
Net assets acquired	$6,500,000

The following unaudited pro forma consolidated results of operations of Nova LifeStyle and Bright Swallow for the nine and three months ended September 30, 2013 and 2012, presents the operations of Nova LifeStyle and Bright Swallow as if the acquisition of Bright Swallow occurred on January 1, 2013 and 2012, respectively. The unaudited pro forma consolidated results of operation for the nine months ended September 30, 2013 and 2012, included the adjustment of recording $203,352 and $305,028 amortization expenses of Bright Swallow’s customer relationship that was recognized at acquisition date, respectively. The unaudited pro forma consolidated results of operation for the three months ended September 30, 2013 and 2012, included the adjustment of recording $0 and $101,676 amortization expenses of Bright Swallow’s customer relationship, respectively.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012	For the three months ended September 30, 2013	For the three months ended September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$59,967,525	$55,957,769	$22,310,843	$20,518,158

Net income	$3,725,757	$4,001,637	$1,220,927	$1,247,115

Basic weighted average shares outstanding	18,778,902	18,460,955	19,026,934	18,518,089
Diluted weighted average shares outstanding	19,038,815	18,652,892	19,276,153	18,709,596

Basic net earnings per share	$0.20	$0.22	$0.06	$0.07
Diluted net earnings per share	$0.20	$0.21	$0.06	$0.07

Note 18 - Subsequent Events

The company has evaluated subsequent events through the issuance of the consolidated financial statements and the following subsequent event has been identified that requires disclosure in this section:

On November 7, 2013, the Company entered into one-year employment agreements with Mr. Ya Ming (Jeffrey) Wong and Mr. Yuen Ching (Sammy) Ho to serve as the Company’s Chief Executive Officer and Chief Financial Officer, respectively. The agreements provide for annual salaries of $100,000 and $80,000, respectively and annual bonuses at the sole discretion of the Board of Directors.

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

Nova's LifeStyle brand family currently includes Diamond Sofa (www.diamondsofa.com), Colorful World, Giorgio Mobili, and, starting from April 2013, includes Bright Swallow International Group Limited (Bright Swallow).

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

Our acquisition of Bright Swallow International Group Limited, an established furniture company with a global client base was finalized on April 24, 2013 as that purchase becomes an integral part of the Nova LifeStyle brand family. Bright Swallow posted revenues of just over $13 million for FY 2012 and its complementary product line and geographical reach will offer Nova LifeStyle an ideal opportunity to expand its overall global market presence.  Bright Swallow’s current client, Canadian based The Brick Limited (www.TheBrick.com) has over 200 locations and provides an excellent example of this exceptional integration opportunity. This new brand also provides Nova LifeStyle with an excellent opportunity to market to existing Bright Swallow partners and increase its sales accordingly.  Bright Swallow is a British Virgin Island company with its principal offices relocated to Macao.  On October 1, 2013, Bright Swallow moved to a new office in Hong Kong in order to expand the business in there.  Nova LifeStyle Inc. has assumed primary management for the operation of Bright Swallow and under the terms all issued and outstanding shares of Bright Swallow have been transferred to Nova by Bright Swallow's sole owner Mr. Zhu Wei. The purchase price was $6.5 million in cash and was fully paid at the closing of the acquisition.

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

Nova Dongguan markets and sells our products in China to stores in our franchise network and to wholesalers and agents for domestic retailers and exporters. Nova Dongguan also provides the design expertise and facilities to manufacture our branded products and products for international markets under Original Design Manufacturer (“ODM”) and Original Equipment Manufacturer (“OEM”) agreements. Nova Macao is a trading company, importing, marketing and selling products designed and manufactured by Nova Dongguan and third party manufacturers for the U.S. and international markets.  Nova Macao manages all aspects of Nova Dongguan’s export market. Diamond Bar markets and sells products manufactured by us and third party manufacturers under the Diamond Sofa brand to distributors and retailers principally in the U.S. market. Newly acquired Bright Swallow sells products manufactured by third party manufacturers through The Brick Limited which is principally in the Canadian market. We added a factory in 2011 and completed construction of a new plant at our Nova Dongguan facilities in the second quarter of 2013. The manufacturing capacity provided by these new plants will help Nova Dongguan maintain current and anticipated levels of production on pace with our anticipated expansion and increase in sales to China. We intend to meet our liquidity requirements, including capital expenditures related to the expansion of our manufacturing facilities at Nova Dongguan, purchase of raw materials and the expansion of our business, through cash flow provided by operations, the proceeds from our recent private placements and funds raised through future offerings of our securities, if and when we determine such offerings are required.

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

Accounts Receivable

Our policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  In 2012, the company elected to establish a bad debt allowance in consideration of (1) the many collections-based variables associated with a fast growing global operation and (2) being subject to possible defaults that cannot be reasonably anticipated. The Company maintained an allowance for bad debt of $250,273 and $226,137 as of September 30, 2013 and December 31, 2012, respectively.

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

For public entities, the new disclosure requirements are effective for annual reporting periods beginning after December 15, 2012, and interim periods within those years. The ASU applies prospectively, and early adoption is permitted. The adoption of this ASU did not have a material impact to the Company’s consolidated financial statements.

As of September 30, 2013, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Results of Operations

Comparison of Three Months Ended September 30, 2013 and 2012

The following table sets forth the results of our operations for the three months ended September 30, 2013 and 2012. Certain columns may not add due to rounding.

	Three Months Ended September 30,
	2013		2012
	(Unaudited)		(Unaudited)
	$	% of Sales	$	% of Sales
Net sales	22,310,842		19,204,877
Cost of sales	17,911,859	80%	15,369,908	80%
Gross profit	4,398,983	20%	3,834,969	20%
Operating expenses	2,693,022	12%	2,064,797	11%
Income from operations	1,705,961	8%	1,770,172	9%
Other income (expenses), net	(125,803)	(1)%	(15,737)	-%
Income tax expense	359,232	2%	510,542	3%
Net income	1,220,926	5%	1,243,893	6%

Net Sales

Net sales for the three months ended September 30, 2013 were $22.31 million, an increase of 16% from $19.20 million in the same period of 2012; this increase in net sales resulted primarily from a 15% increase in sales volume. Our newly acquired subsidiary Bright Swallow contributed $2.43 million to sales for the three months ended September 30, 2013. Our overall average selling price slightly decreased approximately 2% in the three months ended September 30, 2013 compared to the same period of 2012, resulting primarily from increased sales volume of lower-margin products and finished goods purchased from third party manufacturers (but with relatively lower profit margin) in both the China domestic market and worldwide. Our largest selling product categories in the three months ended September 30, 2013 and the three months ended September 30, 2012 were sofas, dining tables and cabinets, which accounted for approximately 37%, 16% and 15% of sales, respectively, for the three months ended September 30, 2013 and 14%, 20% and 17% of sales, respectively, for the three months ended September 30, 2012.

Of the $3.11 million increase in net sales in the three months ended September 30, 2013 compared to the same period of 2012, $3.73 million was attributable to sales in markets other than China, principally as a result of increased sales in North America. North American sales increased 84% to $12.64 million in the three months ended September 30, 2013 compared to $7.82 million in the same period of 2012 as we aggressively expanded sales to the U.S. and Canadian markets and integrated the operations of Diamond Bar and newly acquired Bright Swallow. Sales to Australia decreased in the three months ended September 30, 2013 compared to the same period of 2012, primarily because of the changing of our product mix and our sales and marketing strategy to diversify sales. As part of our gradual change in sales and marketing strategy in 2012, we increased marketing efforts in the U.S. markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Europe were $4.12 million in the three months ended September 30, 2013, a decrease of 18% from $4.87 million in the same period of 2012. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. Sales to Hong Kong and other countries decreased to $0.25 million in the three months ended September 30, 2013 compared to $0.94 million in the same period of 2012, primarily due to decrease of the sales orders from one of our major customers in Hong Kong because of slowdown of its business.

Sales to China, which includes sales to franchisees in addition to wholesalers and agents to domestic retail stores and distributors for the export market, accounted for 20% of sales in the three months ended September 30, 2013 compared to 26% in the same period of 2012. Sales to franchisees selling our branded products in China contributed approximately $0.74 million or 17% of our total China sales in the three months ended September 30, 2013 compared to $1.28 million or 26% in the same period of 2012. The Company is currently adopting new image standards as well as product lines for its franchise operations that will take time to develop.  We expect this trend to reverse itself in the near future.  Overall sales to China decreased 13% to $4.39 million in the three months ended September 30, 2013 compared to $5.02 million in the same period of 2012.  The overall decrease in China based sales was due to overall slowdown of the China economy, and changing of our sales and marketing strategy by offering high-end and expensive products, which will temporarily decrease our sales, but will bring in more sales with higher profit margin in the long run when we accumulate a certain level of high-end customer base.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 17% to $17.91 million in the three months ended September 30, 2013 compared to $15.37 million in the same period of 2012 due primarily to  increased cost of products purchased from third party manufacturers resulting from increased sales as well as increased cost of raw material and labor as a result of continuous inflation in China. Cost of sales for products that we manufactured was $5.01 million in the three months ended September 30, 2013, a 1% decrease from $5.06 million in the same period of 2012. Material costs, labor costs and related overhead accounted for 72%, 19% and 9% of cost of sales for such products in the three months ended September 30, 2013 compared to 75%, 18% and 7% in the same period of 2012, respectively. The cost of products purchased from third party manufacturers increased 24% to $12.90 million in the three months ended September 30, 2013 from $10.39 million in the same period of 2012. The increase of products purchased from third party manufacturers is primarily due to increased sales orders, which exceeded the company’s current manufacturing capacity.

Gross Profit

Gross profit increased 15% to $4.40 million in three months ended September 30, 2013 compared to $3.83 million in the same period of 2012, the increase in gross profit resulted primarily from increase of net sales. Our gross profit margin stayed the same at 20% in the three months ended September 30, 2013 compared with the same period of 2012.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses. Operating expenses increased 30% to $2.69 million in the three months ended September 30, 2013 from $2.06 million in the same period of 2012. Selling expense decreased 16% to $0.81 million in the three months ended September 30, 2013 from $0.97 million in the same period of 2012 due primarily to decreased marketing expense by $141,000, decreased delivery cost by $13,000 and a decrease of bad debt expense by $79,000, but offset with an increase in designer fee by $64,600, an increase in show expense by $50,000 and an increase in supplies by $14,800. General and administration expense increased by 72% to $1.88 million in the three months ended September 30, 2013 from $1.10 million in the same period of 2012 due primarily to an increase in legal fees by $174,700 relating to the Company’s SEC reporting obligations and stock exchange listing applications, and an increase of insurance by $145,600, rental expense by $125,900, stock compensation to the Company’s president by $79,000 and amortization expense by $106,700, but offset with a decrease in consulting fee by $90,900, business meal and entertainment by $16,100 and service fee by $40,200.

Other Income (Expense)

Other expense was $125,803 in the three months ended September 30, 2013, compared with other expense of $15,737 in the same period of 2012, an increase of $110,066. The increase in other expense was due primarily to increased financial expenses due to foreign exchange transaction loss, other taxes and surcharges, and interest expense from the lines of credit.

Income Tax Expense

Income tax expense was $359,232 in the three months ended September 30, 2013 compared with $510,542 in the same period of 2012.  The decrease in income tax expense is mainly due to decreased taxable income.

Net Income

Net income was $1.22 million in the three months ended September 30, 2013, a decrease of 2% from $1.24 million in the same period of 2012. Our net profit margin was 5% in the three months ended September 30, 2013, a decrease of 1% from 6% for the same period of 2012, due to the reasons explained above.

Comparison of Nine Months Ended September 30, 2013 and 2012

The following table sets forth the results of our operations for the nine months ended September 30, 2013 and 2012. Certain columns may not add due to rounding.

	Nine Months Ended September 30,
	2013		2012
	(Unaudited)		(Unaudited)
	$	% of Sales	$	% of Sales
Net sales	56,471,241		46,351,192
Cost of sales	44,973,299	80%	35,690,294	77%
Gross profit	11,497,942	20%	10,660,898	23%
Operating expenses	6,767,793	12%	5,904,038	13%
Income from operations	4,730,149	8%	4,756,860	10%
Other income (expenses), net	(371,541)	(1)%	(61,699)	-%
Income tax expense	772,135	1%	1,047,646	2%
Net income	3,586,473	6%	3,647,515	8%

Net Sales

Net sales for the nine months ended September 30, 2013 were $56.47 million, an increase of 22% from $46.35 million in the same period of 2012; this increase in net sales resulted primarily from a 4% increase in average selling price and 15% increase in sales volume.  Our newly acquired subsidiary Bright Swallow contributed $3.76 million to sales for the nine months ended September 30, 2013. Our overall average selling price increased approximately 4% in the nine months ended September 30, 2013 compared to the same period of 2012, resulting primarily from increased sales volume of higher-margin products and finished goods purchased from third party manufacturers (but with relatively lower profit margin) in both the China domestic market and worldwide. Our largest selling product categories in the nine months ended September 30, 2013 and 2012 were sofas, cabinets and dining tables, which accounted for approximately 36%, 17% and 17% of sales, respectively, for the nine months ended September 30, 2013 and 16%, 21% and 16% of sales, respectively, for the nine months ended September 30, 2012.

Of the $10.12 million increase in net sales in the nine months ended September 30, 2013 compared to the same period of 2012, $44.68 million was attributable to sales in markets other than China, principally as a result of increased sales in North America. North American sales increased 68% to $30.77 million in nine months ended September 30, 2013 compared to $18.28 million in the same period of 2012 as we aggressively expanded sales to the U.S. and Canadian markets and integrated the operations of Diamond Bar and newly acquired Bright Swallow.  As part of our gradual change in sales and marketing strategy starting in 2012, we increased marketing efforts in the U.S. markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Europe were $11.12 million in the nine months ended September 30, 2013, a decrease of 5.35% from $11.75 million in the same period of 2012. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. Sales to Hong Kong and other countries decreased to $0.51 million in the nine months ended September 30, 2013 compared to $2.46 million in the same period of 2012, primarily due to decrease of the sales orders from one of our major customers in Hong Kong because of slowdown of its business.

Sales to China, which includes sales to franchisees in addition to wholesalers and agents to domestic retail stores and distributors for the export market, accounted for 21% of sales in the nine months ended September 30, 2013 compared to 27% in the same period of 2012. Sales to franchisees selling our branded products in China contributed approximately $1.94 million or 16% of our total China sales in the nine months ended September 30, 2013 compared to $2.81 million or 22% in the same period of 2012. The Company is currently adopting new image standards as well as product lines for its franchise operations that will take time to develop.  We expect this trend to reverse itself in the near future.  Overall sales to China decreased 7% to $11.79 million in the nine months ended September 30, 2013 compared to $12.62 million in the same period of 2012.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 26% to $44.97 million in the nine months ended September 30, 2013 compared to $35.69 million in the same period of 2012 due primarily to an increase in sales and production. Cost of sales for products that we manufactured was $12.15 million in the nine months ended September 30, 2013, a 13% decrease from $13.95 million in the same period of 2012. Material costs, labor costs and related overhead accounted for 70%, 21% and 9% of cost of sales for such products in the nine months ended September 30, 2013 compared to 76%, 18% and 7% in the same period of 2012, respectively. The cost of products purchased from third party manufacturers increased 50% to $32.83 million in the nine months ended September 30, 2013 from $21.84 million in the same period of 2012. The increase of products purchased from third party manufacturers is primarily due to increased sales orders, which exceeded the company’s current manufacturing capacity. Cost of sales as a percentage of net sales was 80% in the nine months ended September 30, 2013 compared to 77% in the same period of 2012. The increase in cost of sales as a percentage of net sales from the nine months ended September 30, 2013 to the comparable period of 2012 resulted primarily from increased cost of products purchased from third party manufacturers as well as increased cost of raw material and labor as a result of continuous inflation in China.

Gross Profit

Gross profit increased 8% to $11.50 million in nine months ended September 30, 2013 compared to $10.66 million in the same period of 2012. Our gross profit margin decreased to 20% in the nine months ended September 30, 2013 compared to 23% in the same period of 2012. The decrease in gross profit margin resulted primarily from increased cost of sales as a percentage of net sales, which was due primarily to changes in our sales and marketing strategy that included increased purchases of products from other manufacturers and decreased percentage of self-produced products, and overall price increases on raw material and labor as a result of continuous inflation in China; in addition, we attracted more sales orders from certain big trading company customers by lowering the selling price to them.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses. Operating expenses increased 15% to $6.76 million in the nine months ended September 30, 2013 from $5.90 million in the same period of 2012. Selling expense increased 3% to $2.39 million in the nine months ended September 30, 2013 from $2.32 million in the same period of 2012 due primarily to increased sales, an increase of salary and commission to sales persons by $227,000 and an increase of show expense by $137,800, but offset with a decrease in delivery costs by $74,000 and a decrease in marketing by $144,400. General and administration expense increased by 27% to $4.38 million in the nine months ended September 30, 2013 from $3.46 million in the same period of 2012 due primarily to stock compensation expense of $270,016 to the Company’s president and an increase of rents by $119,000, consulting fee by $28,700 and insurance by $214,400, but offset with a decrease in salaries by $58,000, service fees by $129,000 and research and development expense by $63,000.

Other Income (Expense)

Other expense was $371,541 in the nine months ended September 30, 2013, compared with other expense of $61,699 in the same period of 2012, an increase of $309,842. The increase in other expense was due primarily to increased financial expenses due to foreign exchange transaction loss, other taxes and surcharges, and interest expenses from the lines of credit.

Income Tax Expense

Income tax expense was $772,135 in the nine months ended September 30, 2013 compared with $1,047,646 in the same period of 2012.  The decrease in income tax expense is mainly due to decreased taxable income.

Net Income

Net income was $3.59 million in the nine months ended September 30, 2013, a decrease of 0.2% from $3.65 million in the same period of 2012. Our net profit margin was 6% in the nine months ended September 30, 2013, a decrease of 2% from 8% for the same period of 2012, due to the reasons explained above.

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

The Company relies primarily on internally generated cash flow and proceeds under our existing credit facilities to support growth.  We may seek additional financing in the form of bank loans or other credit facilities or funds raised through future offerings of our equity or debt, if and when we determine such offerings are required. Should we determine to seek any such financing over the next twelve months, given our strong balance sheet as of September 30, 2013, and the current low interest rate environment, we believe it would most likely be in the form of non-diluting debt though there is no certainty that we may be able to do this and if so, on terms acceptable to us.  See “Lines of Credit,” below.

We had net working capital of $21,925,088 at September 30, 2013, an increase of $5,381,535 from net working capital of $16,543,553 at December 31, 2012. The ratio of current assets to current liabilities was 2.75-to-1 at September 30, 2013.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2013 and 2012:

	2013	2012
Cash (used in) provided by:
Operating activities	$2,238,462	$(3,907,024)
Investing activities	(3,945,244)	(3,520,483)
Financing activities	112,465	6,639,739

Net cash provided by operating activities was $2.24 million in nine months ended September 30, 2013, an increase of cash inflow of $6.15 million or 157% from $3.91 million of cash used in operating activities in the same period of 2012. The increase in cash inflow was attributable primarily to a significant decrease in cash outflow on accounts receivables ($1.59 million outflow in the nine months ended September 30, 2013 comparing with $5.77 million outflow in the same period of 2012) that was the result of improved collection time and less advance payments to suppliers.

Net cash used in investing activities was $3.95 million in the nine months ended September 30, 2013, an increase of $0.42 million or 12% from $3.52 million in the same period of 2012. In the nine months ended September 30, 2013, we paid $0.47 million for the acquisition of property and equipment, $3.50 million for acquisition of Bright Swallow, and $0.32 million for construction in progress for a new manufacturing plant at Nova Dongguan (Phase II factory construction project), offset by $0.34 million of cash received from the acquisition of Bright Swallow. In the same period of 2012, we paid $0.80 million for deposit on factory construction, $0.59 million for the acquisition of property and equipment, $0.54 million partial payment for the acquisition of a land use right, and $1.60 million for construction in progress.

Net cash provided by financing activities was $0.11 million in nine months ended September 30, 2013 compared to the cash inflow of $6.64 million in the same period of 2012. In the nine months ended September 30, 2013, we repaid $12.76 million for bank loans, but borrowed an additional $12.08 million from bank loans and received $0.80 million from warrants exercised. In the comparable period of 2012, we received $1.75 million from a private placement, $4.54 million proceeds from bank loans, $0.20 from due from factor, and $0.14 million from warrants exercised.

As of September 30, 2013, we had gross accounts receivable of $26,654,347 of which $20,957,322 was with aging within 90 days, $5,697,025 was with aging over 90 days; we had an allowance for bad debt of $250,273 for accounts receivables. The increase in accounts receivable was primarily due to increased sales despite improved collection on accounts receivable in the nine months ended September 30, 2013, which resulted in cash outflow of $1.59 million, as opposed to cash outflow of $5.77 million in the nine months ended September 30, 2012.

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

On November 16, 2009, the Foreign Trade and Economic Cooperation Bureau of Dongguan approved an increase in the registered capital of Nova Dongguan from $8 million to $20 million, with the $12 million in additional contribution of capital to be paid within two years, for which we received an extension. As of September 30, 2013, Nova Dongguan has received capital contributions of $14.60 million. The remaining $5.40 million of additional contribution to capital was originally due by June 30, 2012, but was extended to December 31, 2013. We may apply for another extension of the payment period and a reduction of the registered capital requirement, as allowed by PRC regulations for foreign-invested enterprises. If we do not receive an extension or reduction of registered capital, and we are unable to make the required contribution to registered capital, Nova Dongguan may be required to pay a negotiated penalty, typically 3% to 5% of the unsatisfied contribution of registered capital remaining outstanding, or up to $370,000 based on the amount remaining outstanding as of September 30, 2013. After a nine-month period following payment of any such penalty, Nova Dongguan may request a reduction of its registered capital to the amount already contributed with the outstanding balance waived without risk of business license revocation. Although repatriation of profits or dividends by Nova Dongguan will require approval by the SAFE until the contribution of capital is satisfied or the registered capital requirement is reduced to the amount contributed, based upon our prior working experience with the relevant PRC government agencies, we believe that such approval would be granted.

Private Placement

On August 18, 2011, we completed a closing of a private placement pursuant to which we sold 2,998,267 units, each such unit consisting of 1 share of our common stock and a warrant to purchase 15% of 1 share of our common stock, at $1.50 per unit for gross proceeds of $4,497,401 (net proceeds of $3,859,933 after commission and offering-related costs). The warrants are immediately exercisable, expire on the third anniversary of their issuance and entitle the holders to purchase 449,740 shares of our common stock at $2.00 per share. We may call the warrants at $4.00 per share at any time after: (i) a registration statement registering the common stock underlying the warrants becomes effective; (ii) the common stock is listed on a national securities exchange; and (iii) the closing price of the common stock equals or exceeds $4.00. We paid the placement agent in the private placement commissions consisting of $449,740 and warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 449,740 shares of our common stock. Certain purchasers of the units and the placement agent received registration rights pursuant to a registration rights agreement that requires us to register the shares of common stock and the shares of common stock issuable upon exercise of the warrants issued to such shareholders in the private placement. The registration statement with respect to such securities was initially declared effective on October 28, 2011. On March 30, 2012, the Company filed a post-effective amendment for the registration statement with SEC and it was declared effective on January 10, 2013. During the nine months ended September 30, 2013, warrants for 397,924 shares were exercised at $2 per share. For the three months ended September 30, 2013, warrants for 120,500 shares were exercised at $2 per share.

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

Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.5% and maturity of June 1, 2015. The line of credit was secured by all of the assets of Diamond Bar Outdoors, Inc., a subsidiary of Nova Lifestyle and guaranteed by Nova Lifestyle. As of September 30, 2013, Diamond Bar had $3,211,874 outstanding on the line of credit. The loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $5 million; (ii) maintain a current ratio in excess of 1.25 to 1.00; and (iii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iv) the pre-tax income must be not less than 1.000% of total revenue quarterly. In addition, the loan agreement has a cross default provision whereby an event of default on this loan will cause the Nova Macau loan to also be in default. As of September 30, 2013, Diamond Bar was in compliance with all the covenants. During the nine and three months ended September 30, 2013, the Company recorded interest expense of $117,352 and $42,867, respectively. During the nine and three months ended September 30, 2012, the Company recorded interest expense of $39,597 and $7,478, respectively.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,253,090 (RMB 20 million) with maturity on April 24, 2015.  As of September 30, 2013, Nova Dongguan had $815,420 (RMB 5.01 million) outstanding on the line of credit with two draw-downs of $271,633 (RMB 1.67 million) and $543,787 (RMB 3.34 million) each and maturing on November 20, 2013. The loan bears monthly interest of 0.56975% for the first drawing, which occurred on May 20, 2012, and 0.55% for the second drawing, which occurred on November 20, 2012, and requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was secured by the building of Nova Dongguan and guaranteed by Nova Dongguan and the Company’s CEO. During the nine and three month ended September 30, 2013, the Company recorded interest expense of $42,656 and $13,630, respectively; during nine and three months ended September 30, 2012, the Company recorded interest expense of $23,513 and $3,013, respectively.

On August 24, 2012, Nova Macao entered into an agreement with a commercial bank in Hong Kong for a line of credit up $8,000,000 with maturity on August 23, 2013. On August 23, 2013, the Company renewed the line of credit with annual interest of 4.25% and maturity on November 21, 2013. The loan  requires monthly payment on the interest and the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance. As of September 30, 2013, Nova Macao had $1,848,000 outstanding on this line of credit. During the nine and three months ended September 30, 2013, the Company paid interest of $58,811 and $19,854, respectively. The loan has the following covenants: (i) total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $8,000,000, (b) insurance claim limits and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible accounts receivable are buyers identified as those covered by insurance provided by Sinosure, are  assigned to the bank and are within the established insurance limit under the Sinosure policy; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount should be settled with 7 days by Nova Furniture Macao Commercial Offshore Limited; and. (v) the Company maintains a debt to tangible net worth ratio of not in excess of 3.0x throughout the whole term of the loan. As of September 30, 2013, Nova Macao was in compliance with all the covenants.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective as of such date as identified in our internal control over financial reporting below.

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

Changes in Internal Control over Financial Reporting

As of September 30, 2013, we have identified certain matters that constituted a material weakness in our internal control over financial reporting. Specifically, we lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NOVA LIFESTYLE, INC.
(Registrant)
Date: November 14, 2013	By:	/s/ Ya Ming Wong
Ya Ming Wong Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2013		/s/ Yuen Ching Ho
Yuen Ching Ho Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith
‡ Furnished herewith