Form 10-K
period 2013-12-31
Nova Lifestyle, Inc.
filed 2014-03-31
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
Yes  ☐                      No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $28,552,585, computed by reference to $4.15 per share as of June 30, 2013, which is less than $75,000,000.

As of March 25, 2014, there were 19,389,032 shares of common stock outstanding.

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

PART I

Item 1. Business

Our Company

Nova LifeStyle Inc. is a broad-based manufacturer of contemporary styled residential furniture incorporated into a dynamic marketing and sales platform offering retail as well as online selection and purchase fulfillment globally.  We monitor popular trending and work to create design elements that are then integrated into our product lines that can be used as both stand alone as well as whole room and home furnishing solutions.  Through our global network, Nova LifeStyle also sells (through an exclusive third party manufacturing partner) a managed variety of high-quality bedding foundation components.

Nova’s LifeStyle brand family currently includes Diamond Sofa (www.diamondsofa.com), Colorful World, Giorgio Mobili, and Bright Swallow International Group Limited (“Bright Swallow”).

Our customers principally consist of distributors and retailers having a specific geographic coverage that deploy middle to high end private label home furnishings having very little competitive overlap within our specific furnishing product or product lines.  Nova LifeStyle is constantly seeking to integrate new sources of distribution and manufacturers that are properly aligned with our growth strategy thus allowing us to continually focus on building both same store sales growth as well as drive the expansion of our overall distribution and manufacturing relationships through the deployment of popular as well as trend based furnishing solutions worldwide.

Our acquisition of Bright Swallow, an established furniture company with a global client base, was finalized on April 24, 2013 and that purchase has become an integral part of the Nova LifeStyle brand family. Bright Swallow posted revenues of just over $13 million for FY 2012, and its complementary product line and geographical reach has offered Nova LifeStyle an ideal opportunity to expand its overall global market presence.  Bright Swallow’s current client, Canadian based The Brick Limited (www.TheBrick.com) has over 200 locations and provides an excellent example of this exceptional integration opportunity. This new brand also provides Nova LifeStyle with an excellent opportunity to market to existing Bright Swallow partners and increase its sales accordingly.  On October 1, 2013, Bright Swallow, a British Virgin Island company, moved to a new office in Hong Kong in order to expand the business there.  Nova LifeStyle Inc. has assumed primary management for the operation of Bright Swallow and all issued and outstanding shares of Bright Swallow have been transferred to Nova by Bright Swallow’s sole owner Mr. Zhu Wei. The purchase price was $6.5 million in cash and was fully paid at the closing of the acquisition.

We traditionally generated the majority of our sales serving as a trading company and vertically integrated manufacturer for global furniture distributors and large national retailers.  In the U.S. and international markets, we focus on establishing and expanding long term relationships with our customers by providing large scale sourcing and cost-effective manufacturing through our facilities in China.  Our logistics, manufacturing and delivery capabilities provide our customers with the flexibility to select from our extensive furniture collections in their respective shipments. Our experience developing and marketing products for international markets has enabled us to develop the scale, logistics, marketing, manufacturing efficiencies and design expertise that serves as the foundation for us to expand aggressively into the highly attractive U.S. and China markets.

Our History

We are a U.S. holding company with no material assets other than the ownership interests of our subsidiaries through which we market, design, manufacture and sell residential furniture worldwide: Nova Furniture Limited (“Nova Furniture”), Bright Swallow, Nova Furniture (Dongguan) Co., Ltd. (“Nova Dongguan”), Nova Furniture Macao Commercial Offshore Limited (“Nova Macao”), Nova Dongguan Chinese Style Furniture Museum (“Nova Museum”), Diamond Bar Outdoors, Inc. (“Diamond Bar”), and Dongguan Ding Nuo Household Products Co., Ltd. (“Ding Nuo”). Nova Dongguan is a wholly foreign-owned enterprise, or WFOE, and was incorporated under the laws of the PRC on June 6, 2003. Nova Macao was organized under the laws of Macao on May 20, 2006. Nova Dongguan and Nova Macao are wholly owned subsidiaries of Nova Furniture, our wholly owned subsidiary organized under the laws of the British Virgin Islands, or the BVI. Nova Dongguan organized Nova Museum on March 17, 2011 as a non-profit organization under the laws of the PRC engaged in the promotion of the culture and history of furniture in China. Diamond Bar, doing business as Diamond Sofa, was incorporated in California on June 15, 2000. Nova Dongguan markets and sells our products in China to stores in our franchise network and to wholesalers and agents for domestic retailers and exporters. Nova Dongguan also provides the design expertise and facilities to manufacture our branded products and products for international markets under original design manufacturer and original equipment manufacturer agreements, or ODM and OEM agreements. Nova Macao is a trading company, importing, marketing and selling products designed and manufactured by Nova Dongguan and third party manufacturers for the U.S. and international markets. As of January, 2013, Nova Macao manages all aspects of Nova Dongguan’s export market. Diamond Bar markets and sells products manufactured by us and third party manufacturers under the Diamond Sofa brand to distributors and retailers principally in the U.S. market.  On April 24, 2013, we completed our acquisition of Bright Swallow, an established furniture company with a global client base.  Bright Swallow’s current client, Canadian based The Brick Limited (www.TheBrick.com) has over 200 locations and provides an excellent example of this exceptional integration opportunity. This new brand also provides Nova LifeStyle with an excellent opportunity to market to existing Bright Swallow partners and increase its sales accordingly.  On October 1, 2013, Bright Swallow, a British Virgin Island company, moved to a new office in Hong Kong in order to expand the business there.  To service our relationship with Ikea, in order to meet certain customer service and other requirements of Ikea different from those of other customers of ours, we formed Ding Nuo as a new subsidiary in 2013, which is held 90.91% by Nova Furniture and 9.09% by Mr. Gu XingChang, a longtime employee of ours who is a Chinese citizen with direct responsibilities for the Ikea relationship, in order to satisfy certain local regulatory requirements and to expedite the registration process of the new company in China. Nova Furniture contributed RMB 1,000,000 (approximately $ 163,000) of registered capital to Ding Nuo and  Mr. Gu contributed RMB 100,000 (approximately $16,300) to Ding Nuo, which he obtained through a loan from Nova Furniture.  Mr. Gu’s share was put in escrow and trust with Nova Furniture. This arrangement was memorialized pursuant to a Supplemental Agreement, between Gu XingChang and Nova Furniture, effective as of January 28, 2014. As a result, Nova Furniture effectively controls 100% of Ding Nuo. All profits of Ding Nuo will be distributed to Nova Furniture. On December 5, 2013, the local State Administration of Commerce and Industry issued a new business license for Ding Nuo.

We were incorporated in the State of Nevada on September 9, 2009 under the name Stevens Resources, Inc. as an exploration stage company with no revenues and no operations engaged in the search for mineral deposits or reserves.

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

Nova Furniture was incorporated on April 29, 2003, by our Chairman and Chief Executive Officer, Ya Ming Wong, and Chief Financial Officer, Yuen Ching Ho. Nova Furniture subsequently formed Nova Dongguan as a WFOE on June 6, 2003. On March 8, 2005, Messrs. Wong and Ho formed Nova Furniture Holdings Limited, which we refer to as Nova Holdings, a corporation organized under the laws of the BVI, and transferred their equity interests in Nova Furniture to Nova Holdings. As a result of this transaction, Nova Furniture became a wholly owned subsidiary of Nova Holdings. Nova Holdings subsequently formed two wholly owned subsidiaries as trading companies for Nova Dongguan products: Nova Furniture Hong Kong Limited, a company incorporated under the laws of Hong Kong on April 19, 2005, or Nova Hong Kong, and Nova Macao on May 20, 2006. Nova Hong Kong ceased doing business in October 2010 to consolidate our trading operations, and on February 28, 2011, Nova Holdings applied to the relevant Hong Kong government authorities to deregister the subsidiary. On January 3, 2011, Nova Furniture issued an additional 9,998 shares of its capital stock, of which 8,123 shares were issued to Nova Holdings and 1,875 shares were issued to St. Joyal, an unrelated California corporation engaged in business investment and development. St. Joyal, from time to time since 2009, has introduced us to prospective customers through its business contacts with U.S. domestic furniture wholesalers and retailers. Following this issuance, Nova Holdings and St. Joyal held 81.25% and 18.75%, respectively, of the equity interests in Nova Furniture. St. Joyal is committed pursuant to a shareholder agreement dated January 1, 2011, or the St. Joyal Shareholder Agreement, to pay $2.4 million by January 1, 2014, for its 18.75% equity interest in Nova Furniture, of which St. Joyal has paid $1.65 million as of December 31, 2013 and $0.75 million remains outstanding.  The parties have agreed to extend the payment of the remaining balance until April 15, 2014. The St. Joyal Shareholder Agreement also provides for St. Joyal to assist in expanding our direct sales customer base in the U.S. On January 14, 2011, Nova Holdings transferred its equity interest in Nova Macao to Nova Furniture, which was accounted for as a reorganization of entities under common control. As a result of this transaction, Nova Macao became a wholly owned subsidiary of Nova Furniture.

We acquired the ordinary shares of Nova Furniture pursuant to the terms of a Share Exchange Agreement and Plan of Reorganization, dated June 30, 2011, or the Share Exchange Agreement, entered into by and between us, Nova Furniture and the four shareholders of Nova Furniture Holdings Limited, or Nova Holdings, and St. Joyal, which were the two shareholders of Nova Furniture.  Our Chief Executive Officer, Ya Ming Wong, and Chief Financial Officer, Yuen Ching Ho, are the two shareholders of Nova Holdings, and Jun Jiang and Steven Liu are the two shareholders of St. Joyal; we collectively refer to these four shareholders as the Nova Furniture Shareholders. Pursuant to the Share Exchange Agreement, we issued 11,920,000 shares of our common stock to the Nova Furniture Shareholders in exchange for their 10,000 ordinary shares of Nova Furniture, consisting of all of its issued and outstanding capital stock. Of the 11,920,000 shares of our common stock issued pursuant to the Share Exchange Agreement, Messrs. Wong and Ho each received 4,842,500 shares and Messrs. Jiang and Liu each received 1,117,500 shares. Concurrently with the Share Exchange Agreement and as a condition thereof, we entered into an agreement with Alex Li, our former president and director, pursuant to which he returned 10,000,000 shares of our common stock to us for cancelation in exchange for $80,000. Upon completion of the foregoing transactions, we had 14,900,000 shares of our common stock issued and outstanding. For accounting purposes, the Share Exchange Agreement and concurrent transactions described above were treated as a reverse acquisition and recapitalization of Nova Furniture because, prior to the transactions, we were a non-operating public shell and, subsequent to the transactions, the Nova Furniture Shareholders owned a majority of our outstanding common stock and exercise significant influence over the operating and financial policies of the consolidated entity.

On August 31, 2011, we acquired all the outstanding capital stock of Diamond Bar from its sole shareholder, Jun Zhang, pursuant to a stock purchase agreement for $0.45 million paid in full at closing. On April 24, 2013, we acquired all of the outstanding stock of Bright Swallow; the purchase price was $6.5 million in cash and was fully paid at the closing of the acquisition.  In 2013, we formed Ding Nuo as a new subsidiary, which is held 90.91% by Nova Furniture and 9.09% by Mr. Gu XingChang, as described above.

Our organizational structure is set forth in the following diagram:

Our Products

We market and develop modern home furniture for today’s middle class, urban consumer in diverse markets worldwide. Our product offerings feature urban contemporary styles offering comfort and functionality in matching furniture collections and upscale luxury pieces appealing to lifestyle-conscious middle and upper middle-income consumers. Many of our products are part of multi-piece lifestyle collections in distinctive styles targeted at the medium and upper-medium price ranges and feature upholstered, wood and metal-based residential furniture pieces. We classify our products by room~~;~~ or series; including living room, dining room, bedroom and home office, and by category or piece such as sofas, chairs, dining tables, beds, entertainment consoles, cabinets and cupboards. Our largest selling product categories in the years ended December 31, 2013 and 2012 were sofas, cabinets and dining tables, which accounted for approximately 37%, 17% and 16% of sales, respectively, for the year ended December 31, 2013 and 21%, 18% and 22% of sales, respectively, for the year ended December 31, 2012. Our products are manufactured primarily from medium-density fiberboard, or MDF board, and particleboard covered with veneers or lacquers and combined with other materials, including steel, glass, marble, leather and fabrics.

Our product offerings consist of a mix of furnishings designed and manufactured by us and products sourced from third party manufacturers. We operate manufacturing facilities through our wholly owned subsidiary, Nova Dongguan, and have developed a design process that enables us to better manage the short product life cycle for furniture designs by anticipating and responding quickly to changing consumer preferences. Through market research, customer feedback, and ongoing design development; we identify new trends and customer needs in our target markets for incorporation into new products, collections and brands. Our products and collections are designed to appeal to consumer preferences in specific markets. We develop both individual pieces and collections for entire rooms, which feature matching furniture suites, providing convenient whole-home furnishing options for lifestyle-conscious end consumers. We generally introduce new collections and styles by participating in international furniture exhibitions and through our sample rooms, and support new product launches with promotions, product brochures and online marketing. Our staff works with customers worldwide to design store and showroom layouts that highlight our matching furniture collections by displaying complete and fully accessorized room settings instead of individual furniture pieces. We believe that this style of presentation in stores encourages consumers to purchase an entire room of furniture instead of individual pieces from different brands or manufacturers. We also source finished products based on our designs or those of our customers from third party manufacturers in order to provide products we do not manufacture currently or to fulfill orders placed by customers in international markets. We believe that our products feature the quality, appearance, functionality and price points sought by today’s middle to upper middle-income consumers in China, the U.S., and in the international markets.

China Market

Consumer demand for furniture in China has continued to grow in recent years, with consumption of furniture in China up 21% in 2013 from 2012, while furniture exports increased 6.2% from 2012, according to the National Bureau of Statistics of China (NBS). The expansion of the retail furniture market in China is due, in part, to the country’s rapid economic growth. According to the China National Furniture Association, domestic consumption will be the principal development driver of furniture production in China going forward. China’s real Gross Domestic Product, or GDP, growth rate was 7.7% in 2012, and has grown an average of 8.5% annually since 2006; China’s GDP is expected to continue to grow at a rate of 7.7% in 2013 despite the recent slowdown in global markets, according to the IMF China Outlook. China has a large population, including a rapidly expanding middle class and young, urban consumer bases that offer a large pool of potential consumers for our products. China’s market population of middle class and affluent consumers is projected to grow to more than 400 million by 2020 from the approximately 150 million in 2010, according to the Boston Consulting Group’s “Big Prizes in Small Places; China’s Rapidly Multiplying Pockets of Growth” report from November 2010. Economic growth in China has led to greater levels of personal disposable income and increased spending among China’s expanding middle class consumer base. Furthermore, the economic and social development in China has brought about greater urbanization, with urban residents exceeding 52.6% of the population in 2012 compared to approximately 36.2% of the population in 2000, and this urbanization trend and expanding middle class has promoted increased investment in commercial residential buildings and new housing starts in China, which increased 19.8% in 2013, according to the NBS. As apartment and homeownership continues to rise in China, we believe that sales in the furniture industry will also improve.

In order to capture this residential furniture market opportunity for the middle and upper middle-income consumer in China, we have established distinct furniture brands designed specifically for the consumer preferences of the China market. We feature a wide selection of product categories and styles under our brands, each piece part of a collection bearing a distinctive style, design theme and selection of materials and finishes. We anticipate developing new collections semi-annually for each brand. Our sales to China, including sales to our franchise network and to wholesalers and agents for domestic retailers and distributors for the export market, were $16.01 million in 2013, a 7% decrease over 2012, and accounted for 20% of sales in 2013 compared to 26% of sales in 2012. We expect that a significant portion of our sales will continue to come from sales to China. We intend to continue developing the China retail market aggressively, building brand awareness by increasing our general marketing efforts as well as strategically expanding both our internet presence as well as our growing franchise store network. Sales to our network of franchise stores consisted of $3.08 million or 19.21% of retail sales in China in 2013 compared to $3.97 million or 23% of retail sales in China in 2012 (third year of franchise store sales). The Company is currently adopting new image standards as well as product lines for their franchise operations and believes this trend will reverse itself as these new initiatives take substance in both the stores as well as the electronic marketplace we are working to expand. The new image standards seek to upgrade our products to meet more high-end standards. First, through our production line, we intend to produce some products made from marble material. Second, we intend to import a range of additional products from the U.S. or Europe. We also intend to enrich our product lines to include a Bedroom series - like beds, bed side tables, mattresses (which could be imported or purchased in China) and bedding sets including bed sheets, pillowcases, quilt covers, etc.(which can be purchased within China).

We believe that distributing our products through dedicated, single-brand stores displaying complete and fully accessorized room settings strengthens brand awareness, produces well-informed and focused sales personnel, and encourages consumers to purchase an entire room of furniture.  We believe that our brands and sales through our franchise store network in China will grow significantly as consumer demand for quality and stylish furniture increases in China in combination with raised living standards.

Our presence in China currently includes five brands with a wide selection of individual as well as matched pieces related to our furniture suites for the living room, dining room, bedroom and home office. Our most established and largest selling brand, Colorful World, or 花花世界, was first introduced in 2003 for the middle-income consumer with a young, clean and fashionable look designed for smaller, urban living spaces. We introduced a new Colorful World bedroom line, Sleeping Life of Colorful World, or 花花世界睡眠生活, in February 2013, featuring beds and mattresses that incorporate latex foam and other unique features to create a comfortable sleeping space. We continue to provide updated designs and innovations for our Giorgio Mobili, or GM, brand of luxury furniture in 2010 with clean, classic living room and bedroom styles for the upper middle-income consumer. We launched our 1SOFA and Wo Zhi Bao or 屋之宝 brands in late 2013, and we are currently planning to continue to expand our presence in China through the increasingly popular internet sales channel (which we initiated in September 2012).

International Markets

We sell products to the U.S. and international markets under the Diamond Sofa brand and as a trading company and vertically integrated manufacturer under ODM and OEM agreements for global furniture distributors and large national retailers. Worldwide GDP increased 3% in 2012, according to the IMF “World Economic Outlook Update” from January 2014, and global furniture production reached an estimated $376 billion in 2012, according to the CSIL World Outlook. The IMF anticipates further worldwide GDP growth of 3% in 2013, with much of the real growth expected in emerging economies. The markets in the U.S. and Europe remain challenging because they are experiencing a slower than anticipated recovery from the recent international financial crisis and the Euro-area crisis in particular. However, real growth in furniture demand in 2013 is forecasted to grow 4% in the world’s top 70 countries, according to the CSIL World Outlook. We believe that discretionary purchases of furniture by middle to upper middle-income consumers, our target global consumer market, will increase along with the expected growth in the worldwide furniture trade and recovery of housing markets. Furthermore, we believe that furniture featuring modern and contemporary styling such as ours will continue to be in greater demand.

In 2013, our products were sold in over 18 countries worldwide, with North America and Europe our principal international markets. Our sales to the U.S. and international markets were $62.34 million in 2013 and accounted for 80% of sales in 2013 compared to 74% of sales in 2012. We expect that a majority of our sales will continue to come from sales to customers outside of China, and in particular the North American and European markets. Sales to North America accounted for 56.2% and 45.9% of sales in 2013 and 2012, respectively, with the significant increase attributed principally to our expansion in the U.S. market and Canadian market. Sales to Europe accounted for 18% and 22% of sales in 2013 and 2012, respectively, with the decrease attributed principally to the challenging Euro-area economic climate and our changing sales and marketing strategy to diversify international sales. As we continue to expand our broad network of distributors, increase direct sales and enter emerging growth markets, we believe that we are well positioned to respond to changing market conditions, allowing us to take advantage of any upturns in the global and local economies of the markets we serve.

Our logistics, manufacturing and delivery capabilities provide our customers with the flexibility to select from our extensive furniture collections in their respective shipments. We design and manufacture our products for direct sales to private label retailers worldwide and for global furniture distributors and wholesalers that in turn offer our products to retailers under their own brand names, including Actona Company (Denmark), Artemis (Australia), BUT International (France), Dongguan Metals and Minerals Import and Export Company (Dongguan Wu Jin Kuang Ye) (China), Dormitienda (Spain) and El Dorado Furniture (U.S.). We offer a wide selection of stand-alone pieces across a variety of product categories and approximately 20 product collections developed exclusively for international markets, with new collections introduced annually. We also sell products under the Diamond Sofa brand to distributors and retailers in North America and South America and to end-user consumers in the U.S. market through third party shopping portals. Our research and development team works with our customers to modify our existing product designs and create new designs and styles for their market’s particular requirements. We believe that we can continue to expand our sales in the U.S. and international markets as we integrate the Diamond Sofa brand and increase our direct sales to retailers and chain stores as we expand and explore new markets worldwide.

Sales and Marketing

Our sales and marketing strategies target middle class, urban consumers including: (1) expanding our franchise store network in China; (2) increasing direct sales in the U.S. and internationally; (3) internet sales and online marketing; (4) participation in trade exhibitions; and (5) promotion of furniture culture in China.

We sell our branded products in China primarily through our growing network of franchise stores. Each store is independently owned and operated under a product franchise agreement for a single brand in an exclusive sales region, typically designated by city or district. We believe distributing our products through dedicated, single-brand stores strengthens brand awareness, provides well-informed and focused sales personnel and encourages the purchase of multiple items per visit. The first franchise stores opened in the first quarter of 2010 under the Colorful World brand, and, as of December 31, 2013, we continue to operate approximately sixty franchise stores in strategically located in cities across China for both the Colorful World and Giorgio Mobili brands. We intend to focus on continued development of this market, building awareness of our brands in China by increasing marketing efforts and expanding our franchise store network to a goal of twenty additional locations in 2014. We anticipate locating franchise stores in cities throughout China in order to reduce our dependence on any one region. Most of the franchise stores currently are located within furniture marketplaces or shopping malls, which is common for the retail furniture industry in China, rather than as stand-alone storefronts. The location of these stores also helps to market and introduce our products by creating brand awareness within the furniture marketplaces among consumers. As part of the product franchise agreement, we provide sales and marketing training to the franchisee and assist in designing store interior details such as layout, decorations and lighting to reflect the distinctive style of the representative brand, complement the quality of our products and create an inviting shopping experience with curb appeal that targets our intended middle and upper middle-income consumer. Our store layout designs include the display of complete and fully accessorized room settings instead of individual furniture pieces to encourage consumers to purchase an entire room of furniture.

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

Our acquisition of Bright Swallow International Group Limited (Bright Swallow), an established furniture company with a global client base, was finalized in late April of 2013, and Bright Swallow has become an integral part of the Nova LifeStyle brand family. Bright Swallow posted revenues of just over $14 million for FY 2012 and its complementary product line and geographical reach has offered Nova LifeStyle an ideal opportunity to expand its overall global market presence.  One of Bright Swallow’s current clients, Canadian based The Brick Limited (www.TheBrick.com) has over 200 locations and provides an excellent example of this exceptional integration opportunity. This new brand also provides Nova LifeStyle with an excellent opportunity to market to existing Bright Swallow partners and increase its sales accordingly.  A British Virgin Island company with its principal offices in Jiaxing City, Zhejiang Province, Bright Swallow has grown steadily over the years and has an excellent management team in place that has become a part of the Nova LifeStyle team. Nova LifeStyle Inc. has assumed primary management for the operation of Bright Swallow and under the terms all issued and outstanding shares of Bright Swallow was transferred to Nova by Bright Swallow's sole owner Mr. Zhu Wei. The purchase price was $6.5 million in cash and Nova originally paid $3 million as a refundable deposit; the remainder of the purchase price was paid upon completion of all aspects of the transfer of ownership which occurred in the end of April 2013.

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

Suppliers and Raw Materials

We source finished goods from Nova Dongguan and third party manufacturers to provide products we do not manufacture currently or to fulfill orders placed by customers through Nova Macao and Diamond Bar for the U.S. and international markets. Our major raw material purchases for our manufacturing business include MDF board, particleboard, stainless and carbon steel, leather, glass and lacquers. The majority of our raw materials are sourced in China through suppliers with whom we have long-standing relationships and that are located in Guangdong, Jiangsu, Shanghai and Zhejiang Provinces. Our principal suppliers of finished goods and raw materials in 2013 were Kodia, Kuka and Yin Tong, accounting for approximately 13%, 10%, and 10% of our purchases, respectively.

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

Customers

Our target end customer is the middle and upper middle-income consumer of residential furniture. In China, we currently sell our products through stores in our franchise network and to unaffiliated retail stores and distributors. We initiated internet sales of our products direct to consumers in China through our own online store in September 2012. In the U.S. and international markets, our sales principally are to furniture distributors and retailers who in turn offer our products under their own brand names or under our Diamond Sofa brand. Our two largest customers since 2012 are Actona Company A/S, a global furniture distributor and Dongguan Metals and Minerals Import and Export Company (Dongguan Wu Jin Kuang Ye), which accounted for 26% and 32% of our sales in 2013 and 2012, respectively. No other customer accounted for greater than 10% of our sales in 2013 or 2012. We plan to increase direct sales to retailers and chain stores worldwide as we continue to diversify our customer base from global furniture distributors.

Our sales to customers in China, which includes sales to stores in our franchise network and to wholesalers and agents for domestic retailers and exporters, decreased 6.62% to $16.01 million, down from $17.15 million in 2012, accounting for 20% and 26% of sales in 2013 and 2012, respectively. We expect that a significant portion of our sales will continue to come from our sales to China. Sales to our network of franchise stores strategically located in cities across China consisted of approximately $3.08 million, or approximately 19% of sales to China in 2013 compared to $3.97 million or 23% of sales to China in 2012, our third year of franchise store sales. Franchisees agree to sell products from one of our Colorful World and Giorgio Mobili brands pursuant to a product franchise agreement for a period of one year and guarantee to purchase a minimum amount of goods from us. The product franchise agreement is renewable and we retain the right to terminate the agreement should the franchisee fail to meet the minimum purchase amount requirements or our quality standards. We believe that consumers in China seek quality and stylish furniture designed as stand-alone pieces and whole furniture suites. We believe that our sales in China will grow significantly as we continue to expand our franchise store network for our distinctive brands and initiate internet-based sales of our new brands.

In the U.S. and international markets, we focus on establishing and growing long-term relationships with our customers. We believe that the majority of our customers view us as a strategic long-term supplier and value the quality of our products, our timely delivery and design capabilities. We generally negotiate renewable supplier agreements with firm pricing on our products, typically for a term of one year, as is customary in the furniture industry, with individual orders made on standard purchase orders. Our sales to customers outside of China were $62.3 million in 2013, up from $49.2 million in 2012, accounting for 80% and 74% of sales in 2013 and 2012, respectively. In 2013, we sold products into over 18 countries worldwide, with North America and Europe as our principal international markets. Sales to North America accounted for 56% and 46% of sales in 2013 and 2012, respectively, with the significant increase attributed principally to our expansion in the U.S. and Canadian market and acquisition of the Bright Swallow brand in 2013 and the strong increase under the Diamond Sofa brand, which we acquired in 2011. Sales to Europe accounted for 18% and 22% of sales in 2013 and 2012, respectively, with the decrease attributed principally to the challenging Euro-area economic climate and our changing sales and marketing strategy to diversify international sales. We expect that a majority of our sales will continue to come from our sales to the U.S. and international markets. We acquired Diamond Bar in August 2011, which has driven expansion of our sales to the U.S., Mexico, and South America through Diamond Bar’s longstanding customer relationships and distribution capabilities. It should be noted that Diamond Bar Outdoors US sales increased to 30.2% of Nova’s total sales and Nova Macao revenues increased 4% in 2013.  In addition, we anticipate increasing internet sales under the Diamond Sofa brand through third party shopping portals. We believe that as we expand our broad network of distributors and increase direct sales, our exposure to regional recessions will be reduced and allow us to better capitalize on emerging market trends.

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

In the U.S. and international markets, we compete against other furniture distributors and ODM and OEM manufacturers, most of which are located in China and other Southeast Asian countries, and against traditional manufacturing centers and distributors in North America and Europe. We believe that we are competitive with North American and European manufacturers because we have a history of prompt delivery of quality products and offer approximately 20 distinct product collections that we developed for international markets at comparable prices and with styles and functionality similar to those offered by our competitors. We coordinate the efforts of our sales and marketing team to receive feedback from customers as part of our ongoing research and design of products. This research process allows us to develop and modify products to meet the varied and changing stylistic and functional demands of our customers worldwide. Our in-house production process is vertically integrated, allowing us to achieve greater product standardization and quality control on our products designed for international markets while capturing higher profit margins and enabling better management of delivery times than if we sourced these products externally. We believe that our experience and proven performance provides us with a competitive edge over other manufacturers for the U.S. and international markets. In addition to our design and manufacturing capabilities, we believe that our ability and experience at sourcing products for distributors to the U.S. and international markets are significant competitive advantages. We have expanded our presence in the North American market through our acquisition of Diamond Bar in August 2011,  and Bright Swallow in 2013, whereby we anticipate further increasing our direct sales to North American retailers through Diamond Bar’s and Bright Swallow's longstanding customer relationships and distribution capabilities.

Intellectual Property

We rely on the patent and trademark protection laws in the U.S. and China to protect our intellectual property and maintain our competitive position in the marketplace. We and our subsidiaries own or have licenses to use 116 design patents and 6 utility patents issued in China for furniture pieces. Nova Dongguan historically has licensed the right to use the 116 design patents from our Chief Executive Officer, Mr. Wong, who is the sole owner and registrant of these patents. Mr. Wong agreed to transfer his ownership of the licensed design patents to Nova Dongguan and entered into an agreement in January 2011, as amended, to grant Nova Dongguan a perpetual, exclusive, worldwide, royalty-free and irrevocable license to use the design patents registered in his name until the State Intellectual Property Office of the PRC, or the SIPO, approves of the ownership transfer to Nova Dongguan. As of December 31, 2011, SIPO has approved the ownership transfer to Nova Dongguan of 30 of the licensed design patents. The 30 design patents Nova Dongguan now holds of record will expire in 2019. Of the design patents Nova Dongguan has licenses to use from Mr. Wong, 7 will expire in 2018, 70 in 2019 and 6 in 2020. Nova Dongguan is the registrant and holder of record of the 6 utility patents, which will expire in 2020. We assess the materiality of each patent annually in consideration of whether to maintain its registration. We intend to apply for additional patents in China to protect our core product designs.

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

We currently perform all design and development related work for our products in-house using computer-aided modeling systems. We have used independent designers in the past for product design work, from which we build prototype furniture pieces for further refinement and testing. In 2013 and 2012, we invested $426,662 and $497,859, respectively, on research and development expense. We may increase future investments in research and development based on our growth and available capital.

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

Capital Contribution

Under PRC laws, shareholders of a foreign-invested enterprise, or FIE, are required to contribute capital to satisfy the registered capital requirement of the FIE within a period of not more than two years from the date when a requested increase in registered capital requirement is approved by the relevant PRC government agencies. The relevant PRC government agencies may extend the contribution period for an additional six months without penalty, and, upon application by the FIE, grant a further three-month grace period without penalty. If the shareholders are unable to complete the capital contribution within the grace period, the FIE may apply to the relevant PRC government agencies for a reduction of the registered capital requirement. If the reduction of the registered capital requirement is not approved and the capital contribution remains incomplete after the grace periods have been exhausted or denied, the FIE may be required to pay a negotiated penalty, typically 5% to 15% of the unsatisfied contribution of capital remaining outstanding. If the shareholders remain unable to complete the capital contribution within a six-month period following payment of the penalty, the FIE may reduce its increased registered capital request to the amount contributed with the amount remaining outstanding waived by the relevant PRC government agencies without risk of revocation to its business license. Until such contribution of capital is satisfied, however, the FIE is not allowed to repatriate profits to its shareholders, unless otherwise approved by the SAFE.

On November 16, 2009, the Foreign Trade and Economic Cooperation Bureau of Dongguan approved an increase in the registered capital of Nova Dongguan from $8 million to $20 million, with the $12 million in additional contribution of capital to be paid within two years, for which we have received extensions. As of December 31, 2013 and December 31, 2012, Nova Dongguan had received total capital contributions of $14.60 million and $13.60 million, respectively. As of January 20, 2014, Nova Dongguan had received additional capital contributions of $1.00 million. The remaining $4.40 million of contribution to registered capital was originally due by June 30, 2012, and the local State Administration of Industry and Commerce (“SAIC”) granted extensions for contributions during our annual review process in 2012 and 2013 by renewal of our business license for the years of 2012 and 2013.  Pursuant to the new Registered Capital Registration System Reform Plan promulgated by the State Council on February 7, 2014 and its implementation rules by the local SAIC,  from March 1, 2014, companies registered in China are not subject to annual review by SAIC and there is no registered capital contribution deadline requirement by SAIC.  Nova Dongguan is currently complying with the new corporate registration regulation in China.

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

Employees

As of December 31, 2013, we had 550  full time employees worldwide. We believe that relations with our employees are satisfactory. We enter into standard labor contracts with our employees in China as required by the PRC government and adhere to state and provincial employment regulations. We provide our employees in China with all social insurance as required by state and provincial laws, including pension, unemployment, basic medical and workplace injury insurance. We have no collective bargaining agreements with our employees.

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

Historically, a substantial part of our sales was attributed to a limited number of customers. Two major customers accounted for 26% and 32% , respectively, of our total sales in 2013 and 2012. If we lose either of these customers or they reduce the amount of business they do with us, our sales and profitability may be adversely affected. In addition, sales to our largest customer constituted of sales primarily to markets in the European Union. If the demand for our products decreases in one or more of the markets in the European Union supplied by our largest customer, or if there is any material social or regulatory changes in these markets, our sales could decline and we could lose market share, any of which could materially harm our business. We do not foresee relying on these same customers for sales generation as we expand our business to increase our sales to product franchise stores in China and direct sales to the U.S. and other international markets. We cannot assure you, however, that we will be able to successfully implement these plans.

If we lose our key personnel, or are unable to attract and retain additional qualified personnel, the quality of our services may decline and our business may be adversely affected.

We rely heavily on the expertise, experience and continued services of our senior management, including our Chief Executive Officer, Mr. Wong, our Chief Financial Officer, Mr. Ho, and our President and Chairperson, Ms. Lam. Loss of their services could adversely affect our ability to achieve our business objectives. Messrs. Wong and Ho and Ms. Lam are key factors in our success at establishing relationships within the furniture industry in China, the U.S. and international market because of their extensive industry experience and reputation. The continued development of our business depends upon their continued employment. We have entered into employment agreements with Messrs. Wong and Ho and Ms. Lam that include provisions for non-competition and confidentiality.

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

Management anticipates that our existing capital resources, cash flows from operations, collection of our accounts receivable, and loan facilities that we entered into in 2012 and any proceeds from any possible financings related to the shelf registration statement on Form S-3 we filed in February 2014, which became effective on March 7, 2014 , will satisfy the liquidity requirements of our business for the next 12 months. However, if available funds are not sufficient to meet our plans for expansion, our plans include pursuing alternative financing arrangements, including additional bank loans based on our good credit rating or funds raised through additional offerings of our equity or debt, if and when we determine such offerings are required. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

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

Our standard payment term for accounts receivable is 30 - 120 days. We give an extended payment term to certain of our major customers of up to 180 days, but have since reduced this payment term to 120 days beginning in 2011. Our sales to customers in the U.S. and international markets typically are made through letters of credit, but for some long-term, high volume customers, we accept payment by telegraphic transfer with a payment term of 15 days after delivery. To attract franchisees to our new franchise network in China, we granted new store operators in 2010 a payment term of 90 days. We started phasing out these preferential terms in 2011, requiring payment in full before delivery. We remain subject to negative impacts on our cash flow and liquidity due to the significant period of time our accounts receivable remain outstanding with respect to sales made under the longer payment terms. In 2012, we had accounts receivable turnover of 3.21 on an annualized basis, with sales outstanding of 114 days and inventory turnover of 20.27 on an annualized basis.  In 2013, we had accounts receivable turnover of 3.11 on an annualized basis, with sales outstanding of 117 days and inventory turnover of 19.10 on an annualized basis. As of December 31, 2013, we had gross accounts receivable of $28,247,886, of which $22,567,479 was with aging within 90 days, $2,362,147 was with aging over 90 days, and $3,318,260 was with aging over 120 days ; we had an allowance for bad debt of $280,055 for accounts receivables. The increase in accounts receivable was primarily due to increased sales in Diamond Bar by 30.90% in the year ended December 31, 2013 to $23.64 million compared to $18.06 million in 2012. While historically our collections have been reasonably assured, delays in collections and the significant period of time our accounts receivable remain outstanding may result in pressure on our cash flow and liquidity.  We are initiating a study of our receivables management process and based upon the resulting recommendations intend to adopt additional protocols during this annual period to insure we are optimizing our collections as well as general management efficiencies.

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

Our products are subject to PRC and international regulations related to the furniture industry. China has a series of compulsory and recommended national standards, or the GB and QB standards, that govern certain technical, safety and quality requirements for furniture manufactured in and exported from China. Our products are also subject to the mandatory and voluntary furniture test standards of the U.S. and international markets in which our customers distribute our products to end consumers, including environmental, ecological and formaldehyde emission standards and source of origin labeling requirements developed by ANSI/BIFMA, ASTM, CARB, FIRA and ISO. As of December 31, 2013, we have no regulatory approvals pending for our products or that we still need to obtain to conduct our business. We seek to manufacture all products to customer specifications and we believe that our products meet all currently applicable national and international furniture test standards. Any failure to manufacture and deliver products in compliance with all applicable standards and regulations for the markets in which our products are distributed may subject us to fines, penalties or business interruptions and could result in a decrease in clients or loss of market share. In addition, new or revised standards and regulations applicable to our products could require us to redesign existing and planned products, acquire new manufacturing equipment or incur other significant expenses. If we are not able to obtain regulatory approvals for our products based on the applicable standards and regulations, it could have material and adverse effects on our business, financial condition and prospects.

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

Nova Dongguan historically has licensed the right to use certain design patents for our products from our Chief Executive Officer, Mr. Wong, who is the sole owner and registrant of these design patents. Mr. Wong agreed to transfer his ownership of the design patents to Nova Dongguan and entered into an agreement in January 2011, as amended, to grant Nova Dongguan a perpetual, exclusive, worldwide, royalty-free and irrevocable license to use the design patents registered in his name until the SIPO approves of the ownership transfer to Nova Dongguan. Any transfer of the ownership of such design patents requires that the transfer agreements be registered with the SIPO and, without such registration, the transfers would not be effective under PRC law. As of December 31, 2011, SIPO has approved the ownership transfer to Nova Dongguan of 30 out of the 116 design patents Mr. Wong intended to transfer to Nova Dongguan.  The Company and Mr. Wong expect the transfer process for these 30 design patents to be completed in April 2015. The irrevocable license to use the remaining design patents pending transfer approval may not be canceled by Mr. Wong until ownership of such design patents have been transferred to Nova Dongguan. If Mr. Wong contests the license agreement prior to the effective transfer of ownership of the remaining design patents, our business may be adversely affected as Nova Dongguan may have to litigate or arbitrate to enforce its license rights to such design patents under the license agreement.

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

Prior to our acquisition of Nova Furniture, Diamond Bar and Bright Swallow, Nova Furniture and its subsidiaries, Diamond Bar and Bright Swallow were private operating companies with no experience operating as a public company or establishing the level of internal control over financial reporting required by the Sarbanes-Oxley Act, and Nova LifeStyle, the U.S. parent company, was a non-operating public shell. Prior to June 4, 2013, our Board of Directors lacked independent directors and an audit committee, and we lacked, and currently lack, sufficient accounting personnel with appropriate understanding of the generally accepted accounting principles in the U.S., or U.S. GAAP, and SEC reporting requirements, which constitutes a material weakness in our internal control over financial reporting. Accordingly, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2013, because of this material weakness.  See “Item 9A. Controls and Procedures.” We have taken, and are taking, certain actions intended to remediate this issue regarding our internal control over financial reporting, including the hiring of an outside Sarbanes-Oxley Act consultant as of March 2012 to assist in testing and improving our internal controls and for the design of effective documented financial accounting policies and procedures for our U.S. parent company and all subsidiaries. As of the date of this filing and during the year ended December 31, 2013, we have taken certain actions to remediate other identified material weaknesses related to our lack of independent directors and an audit committee. We have added independent directors and established an audit committee as a separately designated committee of the Board of Directors with a written charter, as of June 4, 2013. On June 4, 2013 we confirmed Mr. Talevich as an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K. We have also started to interview candidates for a Vice President of Finance position, which requires the candidate to have experience in U.S. GAAP and SEC financial reporting, and expect to hire such a person by July 2014  However, the measures we have taken may not be sufficient to mitigate the foregoing risks associated with the lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements. We anticipate that these actions have had, and will have, a material impact on our internal control over financial reporting in 2013, and in future periods.

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

After our acquisition of Nova Furniture, we became a holding company with no material assets other than the stock of our wholly owned subsidiaries, Bright Swallow, Diamond Bar, and Nova Furniture, and Nova Furniture's wholly owned subsidiaries through which we conduct operations: Nova Dongguan, Nova Macao and Nova Museum and Ding Nuo, with each of Nova Museum and Ding Nuo a wholly owned subsidiary of Nova Dongguan. We rely on dividends paid by our subsidiaries for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. China has currency and capital transfer regulations that require us to comply with complex regulations for the movement of capital. PRC regulations currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Our PRC subsidiaries also are required to set aside at least 10% of net income after taxes based on PRC accounting standards each year to statutory surplus reserves until the cumulative amount of such reserves reaches 50% of registered capital. These reserves are not distributable as cash dividends. Our PRC subsidiaries also may allocate a portion of their after-tax profits to their staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. Furthermore, if any of our subsidiaries incurs debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Accordingly, if our subsidiaries are unable to pay us dividends and make other payments to us when needed because of regulatory restrictions or otherwise, we may be materially and adversely limited in our ability to make investments or acquisitions that could be beneficial to our business, pay dividends or otherwise fund and conduct our business.

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

Our acquisition of Bright Swallow International Group Limited and Diamond Bar might subject us to unknown liabilities that could have a negative impact on our financial condition.

Before our acquisitions of Bright Swallow International Group Limited and Diamond Bar, certain due diligence activities on Bright Swallow and Diamond Bar, respectively, were performed by us. Bright Swallow or Diamond Bar may have unknown liabilities, however, including, but not limited to, product liability, workers’ compensation liability, tax liability and liability for improper business practices. Although we are entitled to indemnification from the seller of Bright Swallow for certain matters, we could experience difficulty enforcing those obligations or we could incur material liabilities for the past activities of Bright Swallow. Such liabilities and related legal or other costs could materially harm our business or results of operations.

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

The rapid growth of China’s economy has been uneven among economic sectors and geographic regions of the country and has been fueled over the last three years by a large amount of debt issuances. China’s economy grew at an annual rate of 7.7% in 2013, as measured by the year-over-year change in GDP according to the NBS. Rapid economic growth and less restrictive monetary policies can lead to growth in the money supply and rising inflation. According to the NBS, the annual inflation rate in China, as measured by the year-over-year change in consumer price index, was 2.6% as of December 2013, according to the NBS. If prices for our products fail to rise at a rate sufficient to compensate for the increased costs of supplies, such as raw materials, due to inflation, it may have an adverse effect on our profitability.

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

We have requested our PRC resident beneficial owners, including our Chief Executive Officer, to make the necessary applications, filings and amendments as required under SAFE regulations in connection with their equity interests in us. We attempt to ensure that our subsidiaries in China comply, and that our PRC resident beneficial owners subject to these rules comply, with the relevant SAFE regulations. We cannot provide any assurances that all of our present or prospective direct or indirect PRC resident beneficial owners will comply fully with all applicable registrations or required approvals. The failure or inability of our PRC resident beneficial owners to comply with the applicable SAFE registration requirements may subject these beneficial owners or us to fines, legal sanctions and restrictions described above.

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

Our common stock began trading on The NASDAQ Stock Market LLC on January 17, 2014, however, there is no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. As a result, an investor may find it more difficult to dispose of our common stock.

Future sales of shares of our common stock by our shareholders could cause our stock price to decline.

Future sales of shares of our common stock could adversely affect the prevailing market price of our stock. As of March 25, 2014, Messrs. Wong, our Chief Executive Officer, and Ho, our Chief Financial Officer, our two largest shareholders, each owned 25% of our outstanding shares of common stock. If our significant shareholders sell a large number of shares, or if we issue a large number of shares, the market price of our stock could decline. Moreover, the perception in the public market that shareholders might sell shares of our stock could depress the market for our shares. Our management and certain of our other significant shareholders who received shares of our common stock issued pursuant to the Share Exchange Agreement are subject to lockup agreements that prohibit their sale of all shares of our common stock held currently or acquired by them in the future to the general public until the earliest to occur of (i) three years following the date the Company’s securities are listed on a registered national securities exchange or (ii) if the closing of an offering does not occur within one year from the date of the Lock-Up Agreements, which were entered into in June and August 2011, then two years from the date the lockup agreements. On March 25, 2014, the Company and Lock-Up Holders entered into the First Amendment to the Lock-Up Agreements and added a new provision in the lock up period paragraph to clarify that if the closing of an offering does occur within one year from the date of the Agreements, then the lock-up period will automatically terminate upon three years from the date of the Agreements.

Upon the termination of these lockup agreements which will occur in June and August of this year, if such shareholders sell substantial amounts of our common stock in the public market, such sales could create a circumstance commonly referred to as an “overhang,” in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price we deem reasonable or appropriate.

We may issue additional shares of our common stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our shareholders.

Our Articles of Incorporation, as amended, authorize the issuance of up to 75,000,000 shares of common stock, par value $0.001 per share. As of March 25, 2014, there were 55,256,503, authorized and unissued shares of our common stock available for future issuance, based on 19,389,032 shares of our common stock outstanding and our reservation of 354,465 shares of our common stock issuable upon exercise of outstanding warrants. Although we have no commitments as of the date of this report to issue our securities, we may issue a substantial number of additional shares of our common stock or debt securities to complete a business combination or to raise capital.  On February 20, 2014, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000.  The shelf registration statement was declared effective as of March 7, 2014 and expires on March 6, 2017. The issuance of additional shares of our common stock may significantly reduce the equity interest of our existing shareholders and adversely affect prevailing market prices for our common stock.

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

As of March 25, 2014, Messrs. Wong, our Chief Executive Officer, and Ho, our Chief Financial Officer, our two largest shareholders, each owned 25% of our outstanding shares of common stock. Together and individually, Messrs. Wong and Ho exert significant influence over us, giving them the ability, among other things, to exercise significant control over the election of all or a majority of the Board of Directors and to approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Without the consent of Messrs. Wong and Ho, we could be prevented from entering into potentially beneficial transactions if such transactions conflict with our principal shareholders’ interests. The interests of Messrs. Wong and Ho may differ from the interests of our other shareholders.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive offices and those of Diamond Bar are in leased office space with showroom, distribution and warehouse space in Commerce, California. Diamond Bar also maintains showrooms in leased space at Las Vegas Market in Nevada and High Point Market in North Carolina. Our principal design and manufacturing facilities are located in Dongguan, Guangdong Province, China, where Nova Dongguan acquired land use rights to 40,000 square meters of land through 2054. Our manufacturing facilities at Nova Dongguan comprise an aggregate of approximately 51,000 square meters, including approximately 15,000 square meters of production space which has an estimated annual production capacity of approximately 410,000 units. Nova Museum occupies an 8,000 square meter exhibition and showroom space in facilities owned by Nova Dongguan in Dongguan, Guangdong Province, China. Nova Macao leases office space in Macao.  Bright Swallow leases office space in Hong Kong. As of January 2014, Nova Macao manages all aspects of Nova Dongguan’s export market. Stores in our franchise network in China are independently owned and operated, noting that the individual franchisee is responsible for their own leasing arrangements.

We believe that our existing office, distribution and manufacturing facilities are adequate for current and presently foreseeable operations. In general, our properties are well maintained, considered adequate and being utilized for their intended purposes. See Notes 5, 6, 7, 12, 13 and 17 to our consolidated financial statements contained herein, which disclose amounts invested in land use rights, buildings, machinery, equipment and lease agreements.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Effective January 17, 2014, our common stock is now quoted on The NASDAQ Stock Market LLC under the symbol “NVFY.”

Our common stock qualified for quotation on the OTCBB on April 16, 2010, under the symbol “STVS” and during 2013 and 2012, was quoted on the OTCQB under the symbol “STVS.” No trades of our common stock occurred through the facilities of the OTCBB until July 26, 2011. The following table sets forth the range of the high and low bid prices per share of our common stock for each quarter (or portion thereof) as reported on the OTCBB or OTCQB, as applicable, beginning on July 26, 2011. These quotations represent interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions. There currently is no liquid trading market for our common stock. There can be no assurance that a significant active trading market in our common stock will develop, or if such a market develops, that it will be sustained.

	High	Low
2012
First Quarter (through March 31)	$4.25	$0.25
Second Quarter (through June 30)	3.29	1.01
Third Quarter (through September 30)	$3.45	$2.10
Fourth Quarter (through December 31)	2.66	1.90

2013
First Quarter (through March 31, 2013)	$3.10	$1.92
Second Quarter (through June 30, 2013)	5.01	2.75
Third Quarter (through September 30, 2013)	$4.50	$3.70
Fourth Quarter (through December 31, 2013)	4.95	3.90

Holders of Record

On March 25, 2014, there were approximately 65 shareholders of record based on information provided by our transfer agent. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

As of the date of this filing, 12,052,000 shares of our common stock are subject to  lock-up agreements (the “Agreements”) that were entered between the Company and certain major shareholders and executive officers of the Company (the “Lock-Up Holders”) in June and August,  2011, including our CEO and CFO.  According to the Agreements, the lock-up period will automatically terminate upon the earliest to occur of (i) three years following the date the Company’s securities are listed on a registered national securities exchange or (ii) if the closing of an offering does not occur within one year from the date hereof, then two years from the date the Agreements.  On March 25, 2014, the Company and Lock-Up Holders entered into the First Amendment to the Lock-Up Agreements and added a new provision in the lock up period paragraph to clarify that if the closing of an offering does occur within one year from the date of the Agreements, then the lock-up period will automatically terminate upon three years from the date of the Agreements. The copies of the amendment to the Agreements are filed as exhibits to this report.

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

Shelf Registration

On February 20, 2014, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000.  The shelf registration statement was declared effective as of March 7, 2014 and expires on March 6, 2017.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nova LifeStyle Inc. is a broad based manufacturer of contemporary styled residential furniture incorporated into a dynamic marketing and sales platform offering retail as well as online selection and purchase fulfillment globally.  We monitor popular trending and work to create design elements that are then integrated into our product lines that can be used as both stand-alone or whole-room and home furnishing solutions.  Through our global network, Nova LifeStyle also sells (through an exclusive third party manufacturing partner) a managed variety of high quality bedding foundation components.

Nova's LifeStyle brand family currently includes Diamond Sofa (www.diamondsofa.com), Colorful World, Giorgio Mobili, and, starting from April 2013, includes Bright Swallow International Group Limited (Bright Swallow).

Our customers principally consist of distributors and retailers having a specific geographic coverage that deploy middle to high end private label home furnishings having very little competitive overlap within our specific furnishings products or product lines.  Nova LifeStyle is constantly seeking to integrate new sources of distribution and manufacturer that are properly aligned with our growth strategy thus allowing us to continually focus on building both same store sales growth as well as drive the expansion of our overall distribution and manufacturing relationships through a deployment of popular as well as trend-based furnishing solutions worldwide.

Our acquisition of Bright Swallow International Group Limited, an established furniture company with a global client base was finalized on April 24, 2013 as that purchase has become an integral part of the Nova LifeStyle brand family. Bright Swallow posted revenues of just over $13 million for FY 2012 and its complementary product line and geographical reach will offer Nova LifeStyle an ideal opportunity to expand its overall global market presence.  Bright Swallow’s current client, Canadian based The Brick Limited (www.TheBrick.com) has over 200 locations and provides an excellent example of this exceptional integration opportunity. This new brand also provides Nova LifeStyle with an excellent opportunity to market to existing Bright Swallow partners and increase its sales accordingly.  Bright Swallow is a British Virgin Island company with its principal offices relocated to Macao.  On October 1, 2013, Bright Swallow moved to a new office in Hong Kong in order to expand its business there.  Nova LifeStyle Inc. has assumed primary management for the operation of Bright Swallow and under the terms all issued and outstanding shares of Bright Swallow have been transferred to Nova by Bright Swallow's sole owner Mr. Zhu Wei. The purchase price was $6.5 million in cash and was fully paid at the closing of the acquisition.

On October 21, 2013, Nova Dongguan incorporated Dongguan Ding Nuo Household Products Co., Ltd. (“Ding Nuo”) under the laws of the PRC and contributed capital of RMB 1 million ($162,994). Nova Dongguan made an additional capital contribution of RMB 0.1 million ($16,305) on November 27, 2013 through one of Nova Dongguan’s officers who acts as the nominee shareholder of Ding Nuo. All of the nominee shareholder’s shares were put in escrow and trust with Nova Dongguan and all profits and losses of Ding Nuo will be distributed to Nova Dongguan; accordingly, Nova Dongguan effectively controls 100% of Ding Nuo.  Ding Nuo was established mainly for engaging in business with IKEA.

Our experience developing and marketing products for international markets has enabled us to develop the scale, logistics, marketing, manufacturing efficiencies and design expertise that serve as the foundation for us to expand aggressively into the highly attractive U.S., Canada and China markets.

We are a U.S. holding company with no material assets other than the ownership interests of our wholly owned subsidiaries through which we market, design, manufacture and sell residential furniture worldwide: Nova Dongguan, Nova Macao, Nova Museum, Nova Furniture, Bright Swallow, Diamond Bar and Ding Nuo, with each of Nova Museum and Ding Nuo a wholly owned subsidiary of Nova Dongguan. Nova Furniture (Dongguan) Co., Ltd. (“Nova Dongguan”) is a wholly foreign owned enterprise (“WFOE”) and was incorporated under the laws of the PRC on June 6, 2003. Nova Furniture Macao Commercial Offshore Limited (“Nova Macao”),was organized under the laws of Macao on May 20, 2006. Nova Dongguan organized Nova Dongguan Chinese Style Furniture Museum (“Nova Museum”),on March 17, 2011, as a non-profit organization under the laws of the PRC engaged in the promotion of the culture and history of furniture in China. Nova Dongguan and Nova Macao are wholly owned subsidiaries of Nova Furniture Limited (“Nova Furniture”), a wholly owned subsidiary of the Company, organized under the laws of the BVI on April 29, 2003. We acquired Nova Furniture pursuant to the Share Exchange Agreement on June 30, 2011. Diamond Bar Outdoors, Inc. (“Diamond Bar”),is a California corporation organized on June 15, 2000, which we acquired pursuant to a stock purchase agreement on August 31, 2011.  On April 24, 2013, we acquired all of the oustanding stock of Bright Swallow; the purchase price was $6.5 million in cash and was fully paid at the closing of the acquisition.  In 2013, we formed Ding Nuo as a new subsidiary, which is held 90.91% by Nova Furniture and 9.09% by Mr. Gu XingChang, as described above.

Nova Dongguan markets and sells our products in China to stores in our franchise network and to wholesalers and agents for domestic retailers and exporters. Nova Dongguan also provides the design expertise and facilities to manufacture our branded products and products for international markets under Original Design Manufacturer (“ODM”) and Original Equipment Manufacturer (“OEM”) agreements. Nova Macao is a trading company, importing, marketing and selling products designed and manufactured by Nova Dongguan and third party manufacturers for the U.S. and international markets.  Nova Macao manages all aspects of Nova Dongguan’s export market. Diamond Bar markets and sells products manufactured by us and third party manufacturers under the Diamond Sofa brand to distributors and retailers principally in the U.S. market. Newly-acquired Bright Swallow sells products manufactured by third party manufacturers through The Brick Limited which is principally in the Canadian market. Newly organized Ding Nuo is primarily engaged in conducting business with IKEA. We added a factory in 2011 and completed construction of a new plant at our Nova Dongguan facilities in the second quarter of 2013. The manufacturing capacity provided by these new plants will help Nova Dongguan maintain current and anticipated levels of production on pace with our anticipated expansion and increase in sales to China. We intend to meet our liquidity requirements, including capital expenditures related to the expansion of our manufacturing facilities at Nova Dongguan, purchase of raw materials and the expansion of our business, through cash flow provided by operations, our existing credit facilities, and any proceeds from any possible financings related to the shelf registration statement on Form S-3 we filed in February 2014, which became effective on March 7, 2014.

Principal Factors Affecting Our Financial Performance

Significant factors that we believe could affect our operating results are the (i) cost of raw materials; (ii) prices of our products to our international retailer and wholesaler customers and their markup to end consumers; (iii) consumer acceptance of our new brands and product collections; and (iv) general economic conditions in the U.S., Canada, China, Europe and other international markets. We have experienced and anticipate continued fluctuation in raw material costs as a result of world economic conditions, such as the price of stainless and carbon steel. We normally can pass the raw material cost increase to our customers, but there may be a time lag as we renegotiate pricing with our customers on existing products and introduce new product collections. We attempt to mitigate short-term risks of raw material price swings in between customer price negotiations by purchasing some raw materials in advance based on forecasted production needs. In addition, we are less susceptible to these short-term raw material pricing risks in the China retail market because we reserve the right under our product franchise agreements to adjust our wholesale and retail product pricing based on raw material price fluctuations, providing franchisees with at least one month’s notice prior to price adjustment. We believe most of our customers are willing to pay us higher prices for our high quality and stylish products, timely delivery and strong production capacity, which we expect will allow us to maintain high gross profit margins for our products. We have diversified our products by introducing brands and product collections exclusively for China, acquiring the Diamond Sofa brand in the U.S. market and developing higher-margin products for the U.S. and international markets, acquiring Bright Swallow for the Canadian market and establishing Ding Nuo for doing business with IKEA. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites also should allow us to maintain our high gross profit margins. The markets in North America and Europe remain challenging because they are experiencing a slower than anticipated recovery from the recent international financial crisis and the Euro-area crisis in particular. However, we believe that discretionary purchases of furniture by middle to upper middle-income consumers, our target global consumer market, will increase along with expected growth in the worldwide furniture trade and recovery of housing markets. Furthermore, we believe that our expansion of direct sales in China and the U.S. will have a positive impact on our net sales and net income, while helping to diversify our customer base and end consumer markets.

Critical Accounting Policies

While our significant accounting policies are described more fully in Note 2 to our accompanying consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentation

The accompanying  consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for Nova LifeStyle and its subsidiaries, Diamond Bar, Bright Swallow, Nova Furniture, Nova Dongguan, Nova Macao, Nova Museum and Ding Nuo.

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

Accounts Receivable

Our policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  In 2012, the company elected to establish a bad debt allowance in consideration of (1) the many collections-based variables associated with a fast growing global operation and (2) being subject to possible defaults that cannot be reasonably anticipated. The Company maintained an allowance for bad debt of $280,055 and $226,137 as of December 31, 2013 and 2012, respectively.

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

Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in USD. The functional currency of Nova Lifestyle, Nova Furniture, Nova Macao and Diamond Bar is the US Dollar. The functional currency of our PRC subsidiaries, Nova Dongguan, Nova Museum and Ding Nuo, is RMB. The functional currencies of our foreign operations are translated into USD for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the weighted-average exchange rate during the fiscal year. The translation adjustments are recorded as a separate component of stockholders’ equity, captioned “Accumulated other comprehensive income.” Gains and losses resulting from transactions denominated in foreign currencies are included in “Other income (expenses)” in the consolidated statements of income and comprehensive income. There have been no significant fluctuations in the exchange rate for the conversion of RMB to USD after the balance sheet date.

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

Management determined that the Company’s operations constitute a single reportable segment in accordance with ASC 280. The Company operates exclusively in one business and industry segment: the design, manufacture and sale of furniture. All of the Company’s long-lived assets for production are located at its facilities in Dongguan, Guangdong Province, China, and operate within the same environmental, safety and quality regulations governing furniture manufacturers. The Company established Nova Macao and Ding Nuo, and acquired Diamond Bar and Bright Swallow for the purpose of marketing and selling the Company’s products. As a result, management views the business and operations of Nova Dongguan, Nova Macao, Diamond Bar, Bright Swallow and Ding Nuo as a blended gross margin when determining future growth, return on investment and cash flows. Nova Museum, a non-profit organization engaged principally in the promotion and dissemination of the culture and history of furniture in China, has no operations or substantial assets other than its decorations and renovation, and its heritage and cultural assets are for the purpose of exhibition only.

Accordingly, management concluded that the Company had one reportable segment under ASC 280 because: (i) the Company’s products sold through Nova Dongguan, Nova Macao, and Ding Nuo are created with similar production processes, in the same facilities, under the same regulatory environment and sold to customers using similar distribution systems; (ii) Diamond Bar is a furniture distributor based in California focusing on customers in US, and Bright Swallow is a furniture distributor based in Hong Kong focusing on customers in Canada, they both are operated under the same senior management of Nova Dongguan and Nova Macao, and management views the operations of Nova Dongguan, Nova Macao, Diamond Bar, Bright Swallow and Ding Nuo as a whole for making business decisions; and (iii) although Nova Museum is principally engaged in the dissemination of the culture and history of furniture in China, it also serves a function of promoting and marketing the Company’s image and products by providing a platform and channel for consumers to be exposed to the Company and its products, it is operated under the same management with the same resources and in the same location as Nova Dongguan, and it is an additive and supplemental unit to the Company’s main operations, the manufacture and sale of furniture.

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

As of December 31, 2013, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Results of Operations

Comparison of Years Ended December 31, 2013 and 2012

The following table sets forth the results of our operations for the years ended December 31, 2013 and 2012. Certain columns may not add due to rounding.

	2013		2012
	$	% of Sales	$	% of Sales
Net sales	78,356,493		66,297,498
Cost of sales	62,990,736	80%	51,572,076	78%
Gross profit	15,365,757	20%	14,725,422	22%
Operating expenses	9,304,873	12%	8,070,813	12%
Income from operations	6,060,884	8%	6,654,609	10%
Other income (expenses), net	(594,081)	(1)%	(149,072)	-%
Income tax expense	599,342	1%	1,071,654	2%
Net income	4,867,461	6%	5,433,883	8%

Net Sales

Net sales for the year ended December 31, 2013 were $78.36 million, an increase of 18% from $66.30 million in 2012; this increase in net sales resulted primarily from a 2% increase in average selling price and 14% increase in sales volume.  Our newly acquired subsidiary Bright Swallow contributed $6.24 million to sales for the year ended December 31, 2013. Our overall average selling price increased approximately 2% in the year ended December 31, 2013 compared to 2012, resulting primarily from increased sales volume of higher-margin products and finished goods purchased from third party manufacturers (but with relatively lower profit margin) in both the China domestic market and worldwide. Our largest selling product categories in the years ended December 31, 2013 and 2012 were sofas, cabinets and dining tables, which accounted for approximately 37%, 17% and 16% of sales, respectively, for the year ended December 31, 2013 and 21%, 18% and 22% of sales, respectively, for the year ended December 31, 2012.

Of the $12.06 million increase in net sales in the year ended December 31, 2013 compared to 2012, $13.19 million (more than the total increase in net sales) was attributable to sales in markets other than China (China sales decreased in 2013 described below), principally as a result of increased sales in North America. North American sales increased 45% to $44.03 million in year ended December 31, 2013 compared to $30.45 million in 2012 as we aggressively expanded sales to the U.S. and Canadian markets and integrated the operations of Diamond Bar and newly-acquired Bright Swallow.  As part of our gradual change in sales and marketing strategy starting in 2012, we increased marketing efforts in the U.S. markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Europe were $14.27 million in the year ended December 31, 2013, a decrease of 3.90% from $14.84 million in 2012. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. Sales to Asia, including Hong Kong and other countries, increased to $3.25 million in the year ended December 31, 2013 compared to $3.07 million in 2012, primarily due to increase of the sales orders from our major customers in Asia.

Sales to China, which includes sales to franchisees in addition to wholesalers and agents to domestic retail stores and distributors for the export market, accounted for 20% of sales in the year ended December 31, 2013 compared to 26% of sales in 2012. Sales to franchisees selling our branded products in China contributed approximately $3.08 million or 19% of our total China sales in the year ended December 31, 2013 compared to $3.97 million or 23% in 2012. The Company is currently adopting new image standards as well as product lines for its franchise operations that will take time to develop.  First, through our production line, we intend to produce some products made from marble material. Second, we intend to import a range of additional products from the U.S. or Europe. We also intend to enrich our product lines to include Bedroom series, like Beds, Bed side tables, mattresses (which could be imported or purchased in China) and Bedding sets including Bed sheets, pillowcases, quilt covers, etc.(which can be purchased within China). We expect this trend to reverse itself in the near future.  Overall sales to China decreased 7% to $16.01 million in the year ended December 31, 2013 compared to $17.15 million in 2012.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 22% to $62.99 million in the year ended December 31, 2013 compared to $51.57 million in 2012 due primarily to an increase in sales and production. Cost of sales for products that we manufactured was $17.19 million in the year ended December 31, 2013, a 10% decrease from $19.14 million in 2012. Material costs, labor costs and related overhead accounted for 71%, 20% and 9% of cost of sales for such products in the year ended December 31, 2013 compared to 74%, 19% and 7% in 2012, respectively. The cost of products purchased from third party manufacturers increased 41% to $45.80 million in the year ended December 31, 2013 from $32.44 million in 2012. The increase of products purchased from third party manufacturers is primarily due to increased sales orders, which exceeded the company’s current manufacturing capacity, and purchase of Bright Swallow, which is a furniture wholesale company. Cost of sales as a percentage of net sales was 80% in the year ended December 31, 2013 compared to 78% in 2012. The increase in cost of sales as a percentage of net sales from the year ended December 31, 2013 to 2012 resulted primarily from increased cost of products purchased from third party manufacturers as well as increased cost of labor as a result of continuous inflation in China and increased factory overhead resulting from the economies of scale.

Gross Profit

Gross profit increased 4% to $15.37 million in the year ended December 31, 2013 compared to $14.73 million in 2012. Our gross profit margin decreased to 20% in the year ended December 31, 2013 compared to 22% in 2012. The decrease in gross profit margin resulted primarily from increased cost of sales as a percentage of net sales, which was due primarily to changes in our sales and marketing strategy that included increased purchases of products from other manufacturers and a decreased percentage of self-produced products, and overall price increases on labor as a result of continuous inflation in China and increased factory overhead; in addition, we attracted more sales orders from certain big trading company customers by lowering the selling price to them.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses. Operating expenses increased 15% to $9.30 million in the year ended December 31, 2013 from $8.07 million in 2012. Selling expense increased 6% to $3.35 million in the year ended December 31, 2013 from $3.16 million in 2012 due primarily to increased sales, an increase of salary and commission to sales persons by $161,000 and an increase of show expense by $196,600, but offset with a decrease in delivery costs by $101,000 and a decrease in marketing by $87,700. General and administration expense increased by 24% to $5.92 million in the year ended December 31, 2013 from $4.79 million in 2012 due primarily to stock compensation expense of $317,000 to the Company’s president and an increase of amortization expense of Bright Swallow’s customer relationship by $271,000, attorney fees by $157,000, independent director fees by $55,000, rents by $134,000, insurance by $294,000 and warrant expenses by $77,000, but offset with a decrease in salaries by $29,000, service fees by $23,000, freight cost by $166,000, factor charge by $48,000 and research and development expenses by $71,000.

Other Income (Expense)

Other expenses were $594,081 in the year ended December 31, 2013, compared with other expenses of $149,072 in 2012, an increase of $445,009. The increase in other expenses was due primarily to machinery and equipment repairs that the Company paid for machinery and equipment that was damaged during shipping and installation, and which the Company does not anticipate will be reimbursed through its insurance policy in the amount of $205,998, and financial expenses due to foreign exchange transaction loss, other taxes and surcharges, and interest expenses from the lines of credit.

Income Tax Expense

Income tax expense was $599,342 in the year ended December 31, 2013 compared with $1,071,654 in 2012.  The decrease in income tax expense is mainly due to decreased taxable income.

Net Income

Net income was $4.87 million in the year ended December 31, 2013, a decrease of 10.0% from $5.43 million in 2012. Our net profit margin was 6% in the year ended December 31, 2013, a decrease of 2% from 8% for 2012, due to the reasons explained above regarding gross profit margin. The decrease in profit margin resulted primarily from increased cost of sales as a percentage of net sales, which was due primarily to changes in our sales and marketing strategy that included increased purchases of products from other manufacturers and a decreased percentage of self-produced products, and overall price increases on labor as a result of continuous inflation in China and increased factory overhead; in addition, we attracted more sales orders from certain big trading company customers by lowering the selling price to them.

Liquidity and Capital Resources

Our principal demands for liquidity are to increase sales in the U.S. and China, to purchase inventory, and for sales distribution and general corporate purposes. We intend to meet our liquidity requirements, including capital expenditures related to the expansion of our manufacturing facilities and production capacity, purchase of raw materials and the expansion of our business, primarily through cash flow provided by operations and collections of accounts receivable.

As we continue to execute our growth strategy focused on aggressively expanding sales, particularly in the U.S. and China, we remain focused on improving net margins and bottom line growth.  As noted above, a particular focus in this regard is on reducing reliance on lower margin third party manufacturing and expansion of our own higher margin production facilities. We also believe there is elasticity in pricing our higher end products and an ongoing opportunity to improve our product mix which should help us to stay in step with cost increases.  We further believe that increased direct sales in China, including the start-up of an internet sales platform for us to take internet orders in China, will positively impact profitability.

The Company relies primarily on internally generated cash flow and proceeds under our existing credit facilities to support growth.  We may seek additional financing in the form of bank loans or other credit facilities or funds raised through future offerings of our equity or debt, if and when we determine such offerings are required. Should we determine to seek any such financing, apart from the shelf registration statement currently in place discussed below (see “Shelf Registration” below), over the next twelve months, given our strong balance sheet as of December 31, 2013, and the current low interest rate environment, we believe it would most likely be in the form of non-diluting debt though there is no certainty that we may be able to do this and if so, on terms acceptable to us.  See “Lines of Credit,” below.

We had net working capital of $28,894,282 at December 31, 2013, an increase of $12,350,729 from net working capital of $16,543,553 at December 31, 2012. The ratio of current assets to current liabilities was 4.14-to-1 at December 31, 2013.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2013 and 2012:

	2013	2012
Cash (used in) provided by:
Operating activities	$47,762	$826,862
Investing activities	(3,975,954)	(8,808,163)
Financing activities	3,078,435	8,621,939

Net cash provided by operating activities was $0.04 million in the year ended December 31, 2013, an increase of cash outflow of $0.78 million or 95% from $0.83 million of cash provided by operating activities in 2012. The increase in cash outflow was attributable primarily to a significant increase in cash outflow on accounts payable ($3.01 million outflow in the year ended December 31, 2013 compared to $0.35 million inflow in 2012), even though we had less cash outflow on inventory and advances to suppliers.

Net cash used in investing activities was $3.98 million in the year ended December 31, 2013, a decrease of $4.83 million or 55% from $8.81 million in 2012. In the year ended December 31, 2013, we paid $0.50 million for the acquisition of property and equipment, $3.50 million for acquisition of Bright Swallow, and $0.24 million for construction in progress for a new manufacturing plant at Nova Dongguan (Phase II factory construction project), offset by $0.34 million of cash received from the acquisition of Bright Swallow. In 2012, we paid $3.00 million as a deposit for the acquisition of Bright Swallow, $0.65 million for the acquisition of property and equipment, $0.54 million partial payment for the acquisition of a land use right, and $4.63 million for construction in progress for Dongguan new plant construction.

Net cash provided by financing activities was $3.08 million in year ended December 31, 2013 compared to the cash inflow of $8.62 million in 2012. In the year ended December 31, 2013, we repaid $17.49 million for bank loans, but borrowed $18.34 million from bank loans, received $1.20 million from St. Joyal for stock subscriptions, and received $1.02 million from warrants exercised. In  2012, we received $1.75 million from a private placement, $6.52 million proceeds from bank loans, $0.20 million from a factor, and $0.14 million from warrants exercised.

As of December 31, 2013, we had gross accounts receivable of $28,247,886 of which $22,567,479 was with aging within 90 days, $5,680,407 was with aging over 90 days; we had an allowance for bad debt of $280,055 for accounts receivables. The increase in accounts receivable was primarily due to increased sales in Diamond Bar by 30.90% in the year ended December 31, 2013 to $23.64 million, compared to $18.06 million in 2012.

To attract franchisees to our new franchise network in 2010, we granted new store operators a payment term of 90 days. We have a short history of collections with franchisees, but based on subsequent collections, we fully expect payment. Our management assesses the financial position, credit quality, credit history and other factors such as current market conditions before entering into product franchise agreements with new store operators to help ensure each franchisee’s ability to make payment in a timely manner. We retain the right to review and assess the performance of franchisees annually under the product franchise agreement, enabling our termination of franchises that fail to meet certain performance targets or make payments on product orders. We have since started phasing out the preferential payment terms we used in 2011, and our current product franchise agreement requires payment in full before delivery for most of franchise customers, but provides 60 – 90 days credit terms to certain major and long-term customers.

Sales to international markets typically are made through letters of credit, but for some long-term, high volume customers, such as Actona Company, we accept telegraphic transfer, or T/T, with a payment term of 15-30 days upon receipts of the products. Historically, we have not experienced bad debts from our sales to international markets. Our accounts receivable related to sales to international markets including the Canadian market through Bright Swallow’s sales, typically are less than three months, depending on customer shipment schedules. We expect the balance of accounts receivable to decrease as our new sales strategy and shortened payment term to our major customers in the international markets takes effect along with our new payment terms for franchisees.

Diamond Bar gives 30 -60 days payment terms to customers who are approved for AR coverage by our credit insurance company. In most cases, Diamond Bar provides 30 days payment terms to most of the customers and 60 days payment terms for certain big customers with outstanding payment histories.  Diamond Bar requires prepayment or COD for customers who are not approved by our credit insurance company.  As a result of this policy, management expects accounts receivable outstanding from sales in US and China to decrease correspondingly going forward.

On November 16, 2009, the Foreign Trade and Economic Cooperation Bureau of Dongguan approved an increase in the registered capital of Nova Dongguan from $8 million to $20 million, with the $12 million in additional contribution of capital to be paid within two years, for which we have received extensions. As of December 31, 2013 and December 31, 2012, Nova Dongguan had received total capital contributions of $14.60 million and $13.60 million, respectively. As of January 20, 2014, Nova Dongguan had received additional capital contributions of $1.00 million. The remaining $4.40 million of contribution to registered capital was originally due by June 30, 2012, and the local State Administration of Industry and Commerce (“SAIC”) granted extensions for contributions during our annual review process in 2012 and 2013 by renewal of our business license for the years of 2012 and 2013.  Pursuant to the new Registered Capital Registration System Reform Plan promulgated by the State Council on February 7, 2014 and its implementation rules by the local SAIC, from March 1, 2014, companies registered in China are not subject to annual review by SAIC and there is no registered capital contribution deadline requirement by SAIC.  Nova Dongguan is currently complying with the new corporate registration regulation in China.

Private Placement

On January 13, 2012, we completed a closing of a private placement pursuant to which we sold 517,000 units, each such unit consisting of 1 share of our common stock and a warrant to purchase 15% of 1 share of our common stock, at $4.00 per unit for gross proceeds of $2,068,000 (net proceeds of $1,753,849 after commission and offering-related costs). The warrants are immediately exercisable, expire on the third anniversary of their issuance and entitle the holders to purchase 77,550 shares of our common stock at $4.50 per share. We may call the warrants at $5.00 per share at any time after: (i) a registration statement registering the common stock underlying the warrants becomes effective; (ii) the common stock is listed on a national securities exchange; and (iii) the closing price of the common stock equals or exceeds $5.00. We paid the placement agent in the private placement commissions consisting of $206,800 and warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 77,550 shares of our common stock. The purchasers of the units and the placement agent received registration rights pursuant to a registration rights agreement that requires us to file a registration statement within 60 days of the closing of the private placement covering the shares of common stock and the shares of common stock issuable upon exercise of the warrants issued in the private placement. The registration statement with respect to such securities was filed with the SEC on March 30, 2012 and was declared effective on January 15, 2013.

Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.5% and maturity on June 1, 2015. The line of credit is secured by all of the assets of Diamond Bar Outdoors, Inc., a subsidiary of Nova Lifestyle and is guaranteed by Nova Lifestyle. As of December 31, 2013 and 2012, Diamond Bar had $4,754,258 and $3,283,613 outstanding on the line of credit, respectively.  During the years ended December 31, 2013 and 2012, the Company recorded interest expense of $158,543 and $71,539, respectively, related to this agreement.

In June 2013, the loan was modified for the following covenants: (i) maintain a minimum tangible net worth of not less than $5 million; (ii) maintain a current ratio in excess of 1.25 to 1.00; and (iii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iv) the pre-tax income must be not less than 1.000% of total revenue quarterly. As of December 31, 2013, Diamond Bar was in compliance with all the covenants.  In addition, the loan agreement provided a cross default provision whereby an event of default on this loan will cause the Nova Macau loan to also be in default.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,280,356 (RMB 20 million) with maturity on April 24, 2015.  As of December 31, 2013 and 2012, Nova Dongguan had $820,089 (RMB 5.00 million) with maturity on November 20, 2014 and $1,645,565 (RMB 10.34 million) outstanding on the line of credit, respectively.  The loan currently bears monthly interest of 0.55% and requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was secured by the building of Nova Dongguan and is guaranteed by Nova Dongguan and the Company’s CEO. During the years ended December 31, 2013 and 2012, the Company recorded interest expense of $56,407 and $43,575, respectively, related to this agreement.

On August 24, 2012, Nova Macao entered into an agreement with a commercial bank in Hong Kong for a line of credit of up to $8,000,000 with maturity on August 23, 2013. On August 23, 2013, the Company renewed the line of credit with annual interest rate of 4.25% and maturity on November 21, 2013. On December 17, 2013, the Company renewed the line of credit of up to $6,500,000 with maturity on January 30, 2015. The loan requires monthly payment of the interest and the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance. As of December 31, 2013 and December 31, 2012, Nova Macao had $1,848,000 and $1,600,000 outstanding on the line of credit, respectively. During the years ended December 31, 2013 and 2012, the Company paid interest of $78,664 and $6,139, respectively related to this agreement.

The loan has the following covenants: (i) total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $6,500,000, (b) insurance claim limits and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible account receivables are insured buyers by Sinosure assigned to the bank and within established insurance limit; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount should be settled with 7 days by Nova Furniture Macao Commercial Offshore Limited; and. (v) the Company maintains a debt to tangible net worth ratio of not in excess of 3.0x throughout the whole term of the loan. As of December 31, 2013, Nova Macao was in compliance with all the covenants.

Shelf Registration

On February 20, 2014, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000.  The shelf registration statement was declared effective as of March 7, 2014 and expires on March 6, 2017.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective as of such date  as identified in our internal control over financial reporting below.

Notwithstanding the material weakness discussed below, management has concluded that the consolidated financial statements included in this form 10-K present fairly, in all material aspects, the Company's financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Internal Control over Financial Reporting

Our management, with oversight from our audit committee effective as of June 4, 2013, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements. In designing and evaluating internal controls, management recognizes that any internal controls, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of control systems must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

As of December 31, 2013, we believe there is a material weakness in our internal control over financial reporting. Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

 We have taken, and are taking, certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We plan to hire additional credentialed professional staff and consulting professionals with greater knowledge and experience of U.S. GAAP and related regulatory requirements to oversee our financial reporting process in order to ensure our compliance with U.S. GAAP and other relevant securities laws. For example, we have started to interview candidates for a Vice President of Finance position, and expect to hire such a person by July 2014. In addition, we plan to provide additional training to our accounting personnel on U.S. GAAP, and other regulatory requirements regarding the preparation of financial statements. Until such time as we hire qualified accounting personnel with the requisite U.S. GAAP knowledge and experience and train our current accounting personnel, we have engaged an outside CPA with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP.. In addition to above stated remediation plan we have hired an outside Sarbanes-Oxley Act consultant in March 2012 to assist us in improving the design and operations of our internal controls over financial reporting and their assessment for our U.S. parent company and all subsidiaries.

We believe the measures described above will remediate the material weakness from the prior year identified above. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures are necessary to address control any future deficiencies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names of our directors, executive officers and certain significant employees and their ages, positions and biographical information as of the date of this report. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. Each executive officer is a full time employee. Our directors hold office for one-year terms or until their successors have been elected and qualified. Ya Ming Wong, our Chief Executive Officer, is the brother of Ah Wan Wong, our Vice President of Marketing. There are no other family relationships between any of our directors, executive officers or other key personnel and any other of our directors, executive officers or key personnel. There are no arrangements or understandings between any of our directors or executive officers and any other persons pursuant to which such director or executive officer was selected in that capacity.

Name	Position	Age
Ya Ming Wong (1)	Chief Executive Officer and Director	46
Yuen Ching Ho	Chief Financial Officer and Director	54
Thanh H. Lam (2)	Chairperson, President and Director	46
Man Shek Ng	Corporate Secretary	43
Ah Wan Wong	Vice President – Marketing	41
Mark Chapman	Vice President – Marketing	45
James R. Talevich	Director	64
Michael Viotto	Director	63
Chung Shing Yam	Director	55
Peter Kam	Director	63

(1) Resigned as Chairman of the Board on June 4, 2013
(2) Appointed as Chairperson of the Board on June 4, 2013

Ya Ming Wong, Chief Executive Officer and Director

Mr. Wong was appointed our Chief Executive Officer on June 30, 2011 and a Member of our Board of Directors on June 30, 2011. Mr. Wong was one of the two founders of Nova Dongguan, our wholly owned subsidiary, and served as its Chief Executive Officer since its inception in 2003. Mr. Wong has over 20 years of experience in the furniture industry. Mr. Wong has been appointed the vice-chairman of the Dongguan City Association of Enterprises with Foreign Investment (DGAEFI) since December 2008, the vice-chairman of the Dongguan Furniture Association (DGFA) since April 2003, and the director of The International Furniture and Decoration (Hong Kong) Association since January 2003. From 1991 to 2003, Mr. Wong served as the Chief Executive Officer of Navy Blue Inc., a Macao-based furniture company with manufacturing facilities in Dongguan, China. Prior to that time, from 1988 to 1991, Mr. Wong worked for C&E German Furniture Ltd., a Hong Kong-based furniture company with manufacturing facilities in Dongguan, China, as the design and production manager. Mr. Wong graduated from Hong Kong Tang Shiu Kin Victoria Technical School in 1988. Mr. Wong is the brother of Ah Wan Wong, our Vice President of Marketing. Mr. Wong brings extensive knowledge about business strategy and product development in the furniture industry in China and international markets and of our operations and long-term strategy to the Board of Directors. The Board of Directors believes that Mr. Wong’s vision, leadership and extensive knowledge about us and the furniture industry is essential to our future growth.

Yuen Ching Ho, Chief Financial Officer and Director

Mr. Ho was appointed our Chief Financial Officer on June 30, 2011 and a Member of our Board of Directors on May 28, 2013. Mr. Ho was one of the two founders of Nova Dongguan, our wholly owned subsidiary and served as its Chief Financial Officer since its inception in 2003. Mr. Ho also was responsible for the administration, finance and marketing of Nova Macao, our wholly owned subsidiary, since its inception in 2006. Mr. Ho has over 20 years of experience in the furniture industry. From 1991 to 2003, Mr. Ho served as the Chief Operating Officer of Navy Blue Inc., a Macao-based furniture company with manufacturing facilities in Dongguan, China. Prior to that time, from 1990 to 1991, Mr. Ho worked as the export administrative staff for C&E German Furniture Ltd., a Hong Kong-based furniture company with manufacturing facilities in Dongguan, China. Mr. Ho received a bachelor’s degree in Commerce from St. Mary’s University in 1984 and obtained his MBA from The Chinese University of Hong Kong in 1990.

Thanh H. Lam, President and Director

Ms. Lam was appointed our President and a member of our Board of Directors on June 30, 2011, and was elected as Chairperson of the Board of Directors on June 4, 2013, following Ya Ming Wong's resignation as Chairman of the Board of Directors. Ms. Lam was a co-founder of the Diamond Sofa brand and previously was the Chief Executive Officer of Diamond Bar in Commerce, California, our wholly owned subsidiary acquired in August 2011. Ms. Lam has pioneered the Diamond Sofa brand since 1992 and, prior to our acquisition of the company, was in charge of its product development and merchandising for the U.S. market and managed its national sales force and oversaw distribution. In 2005, Ms. Lam was featured in a Furniture Today “Fresh Faces” profile, one of the highest honors bestowed to exceptional and talented young entrepreneurs in the furniture industry. Ms. Lam received her Bachelor of Science degree in Business Administration and Finance from the California State University of Los Angeles. Ms. Lam brings to the Board of Directors 21 years of experience in developing a furniture brand and marketing to the U.S. furniture industry. The Board of Directors believes that Ms. Lam’s in-depth knowledge of the U.S. furniture market and knowledge of our business through her work with the Diamond Sofa brand will assist us in our future growth and expansion plans.

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

Ah Wan Wong, Vice President, Marketing, China Sales

Mr. Wong became a Vice President of Marketing for us as of June 30, 2011. Previously, Mr. Wong served as the Chief Marketing Officer of Nova Dongguan, our wholly owned subsidiary, since 2006. Mr. Wong is the brother of Ya Ming Wong, our Chief Executive Officer. From 2003 to 2006, Mr. Wong worked as the General Manager for Aura Deco Ltd. and, from 1996 to 2003, as the export manager for Gamamobel International. Mr. Wong also worked as the Coordinator for Da Silva’s Agency from 1994 to 1995. Mr. Wong graduated from Hong Kong Polytechnic University in 1994.

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

James R. Talevich, Director

Mr. James R. Talevich became a director on May 28, 2013, and  currently serves as a member of the Executive Committee and Advisory Council of the SEC Financial Reporting Institute at the USC Marshall School of Business, as well as Vice President of the UCLA Anderson School of Management Alumni Board of Directors and Executive Committee, and as a member of the Concordia University Healthcare Management Advisory Board.  Mr. Talevich served as Chief Financial Officer of I-Flow Corporation, a NASDAQ-listed medical technology company, from 2000 to 2009, Chief Financial Officer of Gish Biomedical, a NASDAQ-listed manufacturing company, from 1999 to 2000, and Chief Financial Officer of Tectrix Fitness Equipment from 2005 to 2009.  Previously, he held financial management positions with Mallinckrodt Group Inc, Fiat S.p.A, Pfizer Inc., SensorMedics Corporation, Baxter International Inc., and KPMG.  Mr. Talevich previously served on the Board of Directors of AcryMed, Inc., a developer of antimicrobial nanoparticle technologies, from 2008 to 2009.  Mr. Talevich received a B.A. in physics from California State University, Fullerton in 1973 and an MBA from the UCLA Anderson School of Management in 1975.  He is licensed as a Certified Public Accountant.

Michael J. Viotto, Director

Mr. Michael J. Viotto was appointed a member of our Board of Directors on May 28, 2013, and currently serves as a Business Development Agent at Coface North America, and has served in that role since 2009.  During 2008 and 2009, Mr. Viotto served as a Senior Wholesale Account Executive at Bank of America. From 2002 to 2008, he was a Senior Wholesale Account Executive for Washington Mutual, Inc. in California.  Mr. Viotto received his B.S. in Business Administration from California Polytechnic University in Pomona, California in March, 1985. He is licensed as a Salesperson by the State of California Department of Real Estate.  Mr. Viotto is also licensed as a Casualty and Property Broker-Agent by the California Department of Insurance.

Chung Shing Yam, Director

Mr. Chung Shing Yam was appointed a member of our Board of Directors on May 28, 2013, and currently serves as the sole investor and developer of Kang Hu Village, a private housing estate located in the Dongguan area of the People’s Republic of China.  Through Kang Hu Village, Mr. Yam also provides real estate agent and management services. Mr. Yam serves as a director of the Asian Knowledge Management Association, and is the Board Chairman of the Politic and Commerce Association, Dongguan city, Guangdong province, as well as the permanent Honorary President and Vice Chief Director of the Overseas Association in Dongguan.  He is also the Deputy Chairman of the Dongguan City Association of Enterprises with Foreign Investment.  Mr. Yam graduated from The Hong Kong Polytechnic University in 1981 with a major in Business and received his Master of Business Administration (MBA) from The Hong Kong Polytechnic University in 1987.

Peter Kam, Director

Mr. Peter Kam was appointed a member of our Board of Directors on May 28, 2013,  and is currently involved in various business ventures.  From 1977 through the present, Mr. Kam has owned and served as the President of his dental practice, Peter M. Kam, D.D.S. Inc. From 1992 to the present, he has owned and served as President of Titan Properties, Inc.  Since 2000, Mr. Kam has been the sole owner of his law practice, the Law Offices of Peter M. Kam.  Since 2006, he has served as a director of Pacific Alliance Bank, and currently serves as Chairman of the Loan Committee. Mr. Kam is also a charter member and shareholder of Green Tree Inn, a hotel chain in China with over 400 hotels.  Mr. Kam received his B.S. in Physics from the University of California Los Angeles (“UCLA”) in 1971 and his M.S. in physics from UCLA in 1973.  Mr. Kam attended the UOP School of Dentistry, and received his DDS Degree in 1977.  Mr. Kam was admitted to practice dentistry by the California Board of Dental Examiner in 1977.  Mr. Kam later attended the Southwestern School of Law, and earned his JD degree in 1999, and was admitted to the California Bar in 2000.

Legal Proceedings

During the past ten years, none of our directors or executive officers has been:

●
the subject of any bankruptcy petition filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

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

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics, which applies to all of our directors, officers and employees, that we believe is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of Code violations; and provide accountability for adherence to the Code of Business Conduct and Ethics.  The Code of Business Conduct and Ethics also includes an insider trading policy. Our Code of Business Conduct and Ethics is filed as an exhibit to this Annual Report and is available in print, without charge, upon written request to Nova LifeStyle, Inc. 6565 E. Washington Blvd., Commerce, CA 90040, Attn: Corporate Secretary.

Director Independence

Effective as of May 28, 2013, we use the definition for independence set forth in the NASDAQ listed company standards currently in effect and all applicable rules and regulations of the SEC to determine that we have a majority of the board of directors comprised of “independent” directors, and to determine that the committees of our board of directors are comprised of “independent” directors.  Based on those standards, the board of directors has determined that James Talevich, Michael Viotto and Peter Kam are independent directors.

Committees of the Board of Directors

Audit Committee

Our Audit Committee consists of James Talevich, Michael Viotto and Peter Kam, each of whom is independent. The Audit Committee assists the board of directors oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditor, and prepares the report that the Securities and Exchange Commission requires to be included in our annual proxy statement. The Audit Committee operates under a written charter. Mr. Talevich is the Chairman of our Audit Committee.

The board of directors determined that Mr. Talevich possesses accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of the NASDAQ listed company standards currently in effect and all applicable rules and regulations of the SEC and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Compensation Committee

The Compensation Committee is responsible for overseeing and, as appropriate, making recommendations to the board of directors regarding the annual salaries and other compensation of our executive officers and general employees and other policies, and for providing assistance and recommendations with respect to our compensation policies and practices. James Talevich, Michael Viotto and Peter Kam are members of the Compensation Committee. The Compensation Committee operates under a written charter.  Mr. Kam is the Chairman of the Compensation Committee.

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to assist the board of directors in identifying qualified individuals to become members of our board of directors, in determining the composition of the board of directors and in monitoring the process to assess board effectiveness.  James Talevich, Michael Viotto and Peter Kam are members of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates under a written charter.  Mr. Viotto is the Chairman of the Nominating Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by us and on the written representations of certain reporting persons, we believe that all such Section 16(a) filing requirements were timely met during 2013, except that James Talevich, Michael Viotto, Chung Shing Yam, and Peter Kam did not file Forms 3 within 10 days of becoming directors.

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

Executive Compensation

The following table sets forth information concerning the compensation for the years ended December 31, 2013 and 2012, of each of our named executive officers.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Ya Ming Wong	2013	100,000	0	0	0	0	0	0	100,000
Chief Executive Officer	2012	100,000	0	0	0	0	0	0	100,000
Yuen Ching Ho	2013	80,000	0	0	0	0	0	0	80,000
Chief Financial Officer and Director	2012	80,000	0	0	0	0	0	0	80,000
Thanh H. Lam	2013	80,000	0	191,000 (1)	0	0	0	0	271,000
Chairperson, President and Director	2012	80,000	0	0	0	0	0	0	80,000

(1) Representing the value of 50,000 shares of our common stock issued to Ms. Lam in May 2003 as a part of her Stock Award Agreement.  Ms. Lam was granted 200,0000 shares of our common stock over four years under a Stock Award Agreement, effective May 3, 2013; the remaining shares  will be issued 50,000 shares a year on each anniversary of the effective date of the Stock Award Agreement; provided,  however, that if Ms. Lam is terminated for any reason other than death or disability, the Company will issue to Ms. Lam  a pro-rata amount of shares equal in number to 50,000 multiplied by the ratio of the number of calendar days lapsed since the most recent annual grant date divided by 365, but in any case no more than 50,000 shares.

Employment Agreements

On November 7, 2013, we entered into one-year employment agreements, renewable upon mutual agreement, with Messrs. Wong and Ho pursuant to which they will be compensated at $100,000 and $80,000 per annum, respectively. On May 3, 2013, we entered into a five-year amended and restated employment agreement, renewable automatically for one-year terms, unless either Ms. Lam or the Company notifies the other in writing of its desire not to renew at least ninety (90) days prior to the conclusion of the then current term, with Ms. Lam pursuant to which she would be compensated at $80,000 per annum and devote her best efforts to her position as our president. Ms. Lam is also to receive two hundred thousand (200,000) shares of the Company’s common stock pursuant to the agreement entered in May 2013, and in accordance with a Stock Award Agreement, effective May 3, 2013; she has received 50,000 to date, and the remaining shares  will be issued 50,000 shares a year for each of the next three years. Each of our executive officers is eligible for annual cash bonuses at the sole discretion of the Board of Directors. Our employment agreements with Messrs. Wong and Ho and Ms. Lam contain provisions prohibiting competition by such officers following their employment with us.  These employment agreements were approved by the Board of Directors and the Compensation Committee.

We currently do not have any defined pension plan for our named executive officers. We currently do not have nonqualified defined contribution or other plans that provides for the deferral of compensation for our named executive officers nor do we currently intend to establish any such plan.

Our employment agreements with Messrs. Wong and Ho and Ms. Lam specify the conditions under which the agreements may be terminated and stipulate, in the agreements with Messrs. Wong and Ho, that such officers shall not be entitled to severance payments upon termination. We do not have any other existing arrangements providing for payments or benefits in connection with the resignation, severance, retirement or other termination of any of our named executive officers, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

Equity Awards and Equity Incentive Plans

As of December 31, 2013, there were no outstanding equity awards held by our named executive officers.

We currently have no equity incentive plan. We intend to adopt an equity incentive plan in order to further our growth by enabling our officers, employees, contractors and service providers to acquire our common stock, increasing their personal involvement with us and thereby enabling us to attract and retain our officers, employees, contractors and service providers.

Compensation of Directors

As of December 31, 2013, none of our directors has received any compensation from us for serving as our directors, except as set forth below.

In connection with their appointment to the Board of Directors on May 28, 2013,  the Company entered into director agreements with Mr. Talevich, Mr. Viotto, Mr. Kam, and Mr. Yam.  In his agreement, Mr. Talevich will receive compensation in the amount of $23,500 annually, plus expenses.  Each of Mr. Viotto and Mr. Kam will receive compensation in the amount of $20,500 annually, plus expenses.  Mr. Yam will receive compensation in the amount of $12,000 annually, plus expenses.  The director agreements impose certain customary confidentiality and non-disclosure obligations on the directors.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our non-employee directors for 2013.

Name	Fees earned or paid in cash ($) (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
James Talevich	17,158	-	-	-	-	-	-	17,158
Michael Viotto	18,108	-	-	-	-	-	-	18,108
Peter Kam	15,158	-	-	-	-	-	-	15,158
Ching Shing Yam	6,500	-	-	-	-	-	-	6,500

(1) Where applicable, the amounts have been converted into US dollars by using average exchange rates for the periods.

Except as set forth above, we do not currently compensate our directors for acting as such, although we may do so for independent directors in the future, including with cash and equity.  All directors are eligible to receive reimbursement of expenses incurred with respect to attendance at board meetings. We do not maintain a medical, dental or retirement benefits plan for our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth information as of March 25, 2014, regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our named executive officers and directors as a group.

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

Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our common stock. Except as otherwise indicated, the address of each of the shareholders listed below is: c/o Nova LifeStyle, Inc., 6565 E. Washington Blvd., Commerce, CA 90040.

As of March 25, 2014, there were 19,389,032 shares of our common stock issued and outstanding.

Name of beneficial owner	Number of shares	Percent of class
5% Shareholders
Jun Jiang	1,142,800 (1)	5.9%
Steven Liu	1,117,500 (2)	5.8%

Directors and named executive officers
Ya Ming Wong, Chief Executive Officer and Director	4,854,000 (3)	25%
Yuen Ching Ho, Chief Financial Officer	4,854,000 (4)	25%
Thanh H. Lam, Chairperson and President	95,000 (5)	*
James R. Talevich, Director	0	0%
Michael Viotto, Director	0	0%
Chung Shing Yam, Director	0	0%
Peter Kam, Director	0	0%
Directors and named executive officers as a group (7 persons)	9,803,000	50.4%

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

(5)
Consists of 50,000 shares of our common stock issued to Ms. Lam in May 2003 as a part of her Stock Award Agreement, in addition to 45,000 additional shares that would be issued to Ms. Lam if her employment was terminated on March 28, 2014, as discussed in more detail below.  Ms. Lam was granted 200,0000 shares of our common stock over four years under a Stock Award Agreement, effective May 3, 2013; the remaining shares  will be issued 50,000 shares a year on each anniversary of the effective date of the Stock Award Agreement; provided,  however, that if Ms. Lam is terminated for any reason other than death or disability, the Company will issue to Ms. Lam  a pro-rata amount of shares equal in number to 50,000 multiplied by the ratio of the number of calendar days lapsed since the most recent annual grant date divided by 365, but in any case no more than 50,000 shares.

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

On January 1, 2011, Nova Furniture entered into the St. Joyal Shareholder Agreement with St. Joyal, an unrelated California corporation engaged in business investment and development. St. Joyal has introduced us from time to time in 2010 and 2011 to prospective customers through its business contacts with U.S. domestic furniture wholesalers and retailers. St. Joyal did not receive any commissions or compensation from Nova Furniture for these introductions. Pursuant to the St. Joyal Shareholder Agreement, St. Joyal agreed to pay $2.4 million to Nova Furniture by January 1, 2014, for 18.75% of the equity interest in Nova Furniture, of which St. Joyal has paid $1.65 million as of December 31, 2013 and $0.75 million remains outstanding. The parties have agreed to extend the payment of the remaining balance until April 15, 2014.  The St. Joyal Shareholder Agreement also provides for St. Joyal to help us to expand into the U.S. market by continuing to introduce us to prospective customers and acting as an advisor to us on sales and other business matters. The St. Joyal Shareholder Agreement provides for no compensation to St. Joyal, nor do we have any plans to compensate St. Joyal other than the reimbursement of expenses, of which none have accrued as of December 31, 2013.

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

On August 6, 2011, Diamond Bar entered into a three-year renewable lease agreement for warehouse and office space in Commerce, California. The building owner and lessor is D.D.P. Properties, Inc., a California corporation owned and controlled with his family by Tay Duc Diep, the husband of our President, Ms. Lam. The monthly rent under this lease is $38,100, with total rental expense in 2013 of $415,000 and total rental expense in 2012 of $457,200. This lease terminated as of October 31, 2013.

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president. On April 1, 2013, the Company renewed the lease for one year. The lease was for $31,650 and only for use during two furniture exhibitions held in April 1, 2013 to March 31, 2014.

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

Prior to June 4, 2013, we relied on our Board of Directors to review related party transactions involving us on an ongoing basis to prevent conflicts of interest. The Board of Directors would review a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions were presented to the Board of Directors for approval before they were entered into or, if this was not possible, for ratification after the transaction had occurred. If the Board of Directors found that a conflict of interest existed, then it determined the appropriate remedial action, if any. The Board of Directors approved or ratified a transaction if it determined that the transaction was consistent with our best interests. These policies and procedures were not evidenced in writing. Upon our establishment of an Audit Committee on June 4, 2013, we granted authority for reviewing related party transactions to the Audit Committee to approve or ratify such related party transactions.

Director Independence

Our Board of Directors currently is comprised of seven directors: Mr. Wong  and Ms. Lam, who have served as our directors since June 30, 2011, and Mr. Ho, who has served as a director since May 28, 2013, none of whom qualifies as an “independent” director for the purposes of the NASDAQ listed company standards currently in effect and all applicable rules and regulations of the SEC, and Mr. Talevich, Mr. Viotto, Mr. Yam, and Mr. Kam, who have served as directors since May 28, 2013, all of whom qualify as “independent” directors for the purposes of the NASDAQ listed company standards currently in effect and all applicable rules and regulations of the SEC . We have elected the above independent directors to our Board of Directors as a requirement to the listing of our common stock on a national securities exchange, and established an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee as separately-designated committees of the Board of Directors with written charters governing such committees. The Board has confirmed Mr. Talevich as an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K. The composition of our Board of Directors, and that of its committees, is subject to the corporate governance provisions of our primary trading market, including the requirement for the appointment of independent directors in accordance with the Sarbanes-Oxley Act of 2002 and regulations adopted pursuant thereto by the SEC and the national securities exchange on which our common stock is listed.

Item 14. Principal Accounting Fees and Services

Our Board of Directors selected Marcum Bernstein & Pinchuk LLP, or Marcum, as the independent registered certified public accounting firm to audit the books and accounts of our company and subsidiaries for the fiscal years ending December 31, 2012 and December 31, 2013. Marcum has served as our independent accountant since June 30, 2011.  The following table presents the aggregate fees billed for professional services rendered by Marcum for the years ended December 31, 2013 and 2012.

	2013	2012
	Marcum	Marcum
Audit fees	$213,850	$200,000
Audit-related fees	48,500	0
Tax fees	0	0
All other fees	0	0

In the above table, “audit fees” are fees billed for services provided related to the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for those fiscal periods. “Audit-related fees” are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, which include audits in connection with acquisitions. “Tax fees” are fees billed by the independent accountant for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the independent accountant for products and services not included in the foregoing categories.

Audit Committee’s Pre-Approval Policy

Prior to June 4, 2013, our Board of Directors acted as and performed the functions of our audit committee, including the pre-approval of all audit and permissible non-audit services provided by our independent accountants. Beginning on June 4, 2013, our audit committee performed these functions. These services may include audit services, audit-related services, tax services and other services. In the past, our Board of Directors generally pre-approved, and currently, our audit committee, generally pre-approves services for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, in the past, the Board of Directors and, currently, the audit committee, as applicable, may have pre-approved or may pre-approve particular services on a case-by-case basis. For each proposed service, the independent accountant is required to provide detailed back-up documentation at the time of approval. This pre-approval policy for services provided by the independent accountants is set forth in the governing charter for the audit committee.

None of the services described in this Item 14 were approved by the Audit Committee, as none were services requiring pre-approval under the pre-approval waiver provisions of paragraph (c)(7)(i)(C) of Rule 2-01 of SEC Regulation S-X.

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
10.6
Lock-Up Agreement between Ya Ming Wong and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.9 to the First Amendment to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 10, 2011)

10.7
Lock-Up Agreement between Yuen Ching Ho and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.10 to the First Amendment to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 10, 2011)

10.8
Lock-Up Agreement between Jun Jiang and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.11 to the First Amendment to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 10, 2011)

10.9
Lock-Up Agreement between Qiang Liu and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.12 to the First Amendment to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 10, 2011)

10.10
Stock Purchase Agreement between Nova LifeStyle, Inc. and Jun Zhang, dated August 31, 2011 (Incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on September 6, 2011)

10.11
Trademark Purchase and Assignment Agreement by and between St. Joyal and Nova LifeStyle, Inc., dated August 31, 2011 (Incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on September 6, 2011)

10.12
First Amendment to Intellectual Property Rights Transfer Agreement by and between Nova Furniture (Dongguan) Co., Ltd. and Ya Ming Wong, dated September 21, 2011 (Incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-177353) filed on October 17, 2011)

10.13
Stock Acquisition Agreement by and between Nova LifeStyle, Inc. and Bright Swallow International Group Limited, dated March 22, 2013 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on March 26, 2013)

10.14#
Amended and Restated Employment Agreement between Nova LifeStyle, Inc. and Thanh H. Lam, dated May 3, 2013 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 333-163019) filed on May 9, 2013)

10.15#	Form of Director Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 3, 2013)
10.16#
Employment Agreement between Nova LifeStyle, Inc. and Ya Ming Wong, dated November 7, 2013 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 333-163019) filed on November 12, 2013)

10.17#
Employment Agreement between Nova LifeStyle, Inc. and Yuen Ching Ho, dated November 7, 2013 (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 333-163019) filed on November 12, 2013)

10.18†	First Amendment to Lock-Up Agreement between Ya Ming Wong and Nova LifeStyle, Inc., dated March 25, 2014
10.19†	First Amendment to Lock-Up Agreement between Yuen Ching Ho and Nova LifeStyle, Inc., dated March 25, 2014
10.20†	First Amendment to Lock-Up Agreement between Jun Jiang and Nova LifeStyle, Inc., dated March 25, 2014
10.21†	First Amendment to Lock-Up Agreement between Qiang Liu and Nova LifeStyle, Inc., dated March 25, 2014
10.22†	Lock-Up Agreement between Ah Wan Wong and Nova LifeStyle, Inc., dated August 18, 2011
10.23†	Lock-Up Agreement between Man Shek Ng and Nova LifeStyle, Inc., dated August 18, 2011
10.24†	First Amendment to Lock-Up Agreement between Ah Wan Wong and Nova Lifestyle, Inc., dated March 25, 2014
10.25†	First Amendment to Lock-Up Agreement between Man Shek Ng and Nova Lifestyle, Inc. , dated March 25, 2014
10.26†	Stock Award Agreement between Tanh H. Lam and Nova Lifestyle, Inc., effective May 3, 2013
14.1	Code of Business Conduct and Ethics of Nova Lifestyle, Inc. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 10, 2013)

21.1†	Subsidiaries of the Registrant
23.1†	Consent of Marcum Bernstein & Pinchuk LLP
24.1†	Power of Attorney (Included on the Signature Page of this Annual Report on Form 10-K)
31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#           Indicates management contract or compensatory plan, contract or arrangement.
†           Filed herewith.
‡           Furnished herewith.

NOVA LIFESTYLE, INC.

Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Nova LifeStyle, Inc.

We have audited the accompanying consolidated balance sheet of Nova LifeStyle, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income,  changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova LifeStyle, Inc., as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein & Pinchuk LLP

Marcum Bernstein & Pinchuk llp
New York, NY
March 31, 2014

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

	2013	2012

Assets

Current Assets
Cash and cash equivalents	$2,323,338	$3,150,492
Accounts receivable, net	27,967,831	22,387,517
Advance to suppliers	3,535,100	3,105,584
Inventories	3,353,634	3,240,721
Prepaid expenses and other receivables	648,620	179,713
Income tax receivable	38,654	--
Deferred tax asset	243,682	157,423

Total Current Assets	38,110,859	32,221,450

Noncurrent Assets
Heritage and cultural assets	132,993	129,002
Plant, property and equipment, net	13,146,638	8,551,114
Construction in progress	1,024,645	5,374,056
Acquisition deposit	--	3,000,000
Lease deposit	103,122	43,029
Goodwill	1,027,124	218,606
Intangible assets, net	6,976,991	1,216,092
Deferred tax asset, net	44,334	--

Total Noncurrent Assets	22,455,847	18,531,899

Total Assets	$60,566,706	$50,753,349

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
DECEMBER 31, 2013 AND 2012

	2013	2012

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$6,895,254	$7,123,534
Line of credit	820,089	6,529,178
Advance from customers	43,077	257,191
Accrued liabilities and other payables	1,458,157	1,495,835
Taxes payable	-	272,159

Total Current Liabilities	9,216,577	15,677,897

Noncurrent Liabilities
Line of credit	6,602,258	-
Deferred rent payable	74,152	55,902
Deferred tax liability, net	--	45,370
Income tax payable	5,944,424	4,608,592

Total Noncurrent Liabilities	12,620,834	4,709,864

Total Liabilities	21,837,411	20,387,761

Contingencies and Commitments

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 19,206,024 and 18,536,567 shares issued and outstanding as of December 31, 2013 and 2012	19,206	18,537
Additional paid-in capital	20,977,058	19,107,845
Subscription receivable	(750,000)	(1,950,000)
Statutory reserves	6,241	6,241
Accumulated other comprehensive income	2,603,010	2,176,646
Retained earnings	15,873,780	11,006,319

Total Stockholders' Equity	38,729,295	30,365,588

Total Liabilities and Stockholders' Equity	$60,566,706	$50,753,349

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012

Net Sales	$78,356,493	$66,297,498

Cost of Sales	62,990,736	51,572,076

Gross Profit	15,365,757	14,725,422

Operating Expenses
Selling expenses	3,345,903	3,158,191
General and administrative expenses	5,921,091	4,788,947
Loss on disposal of plant, property and equipment	37,879	123,675

Total Operating Expenses	9,304,873	8,070,813

Income From Operations	6,060,884	6,654,609

Other Income (Expenses)
Non-operating expense	(217,221)	50,915
Foreign exchange transaction gain	(71,296)	47
Interest expense	(292,291)	(188,868)
Financial expense	(13,273)	(11,166)

Total Other Expenses, Net	(594,081)	(149,072)

Income Before Income Tax	5,466,803	6,505,537

Income Tax Expense	599,342	1,071,654

Net Income	4,867,461	5,433,883

Other Comprehensive Income
Foreign currency translation	426,364	37,672

Comprehensive Income	$5,293,825	$5,471,555

Basic weighted average shares outstanding	18,876,052	18,530,591
Diluted weighted average shares outstanding	19,122,386	18,681,448

Basic net earnings per share	$0.26	$0.29
Diluted net earnings per share	$0.25	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

					Accumulated
					Other			Total
	Common stock		Additional Paid	Subscription	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	in Capital	receivable	Income	Reserve	Earnings	Equity

Balance - January 1, 2012	17,898,267	$17,899	$17,074,534	$(1,950,000)	$2,138,974	$6,241	$5,572,436	$22,860,084

Sale of common stock in private placement, net	517,000	517	1,753,332	--	--	--	--	1,753,849

Exercise of warrants	71,300	71	142,529	--	--	--	--	142,600

Stock issued for service	50,000	50	137,450	--	--	--	--	137,500

Net income	--	--	--	--	--	--	5,433,883	5,433,883

Foreign currency translation gain	--	--	--	--	37,672	--	--	37,672

Balance - December 31, 2012	18,536,567	18,537	19,107,845	(1,950,000)	2,176,646	6,241	11,006,319	30,365,588

Exercise of warrants	510,807	511	1,021,103	--	--	--	--	1,021,614

Stock issued for service	158,650	158	681,481	--	--	--	--	681,639

Capital contribution from officers	--	--	90,000	--	--	--	--	90,000

Fund received from subscription receivable	--	--	--	1,200,000	--	--	--	1,200,000

Warrants expense	--	--	76,629	--	--	--	--	76,629

Net income	--	--	--	--	--	--	4,867,461	4,867,461

Foreign currency translation gain	--	--	--	--	426,364	--	--	426,364

Balance - December 31, 2013	19,206,024	$19,206	$20,977,058	$(750,000)	$2,603,010	$6,241	$15,873,780	$38,729,295

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

Cash Flows From Operating Activities
Net Income	$4,867,461	$5,433,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,324,881	764,596
Deferred tax expense (benefit)	(171,938)	163,370
Stock compensation expense	581,640	57,292
Warrants expense	76,629	--
Loss on fixed assets disposal	37,879	123,675
Bad debt allowance	52,188	225,897
Changes in operating assets and liabilities:
Accounts receivable	(3,155,909)	(3,624,756)
Accounts receivable - related party	--	28,289
Advance to suppliers	(411,706)	(2,753,569)
Inventories	(53,035)	(1,386,750)
Other current assets	(106,268)	(32,900)
Accounts payable	(3,008,918)	351,846
Advance from customers	(216,523)	165,291
Accrued expenses and other payables	(181,904)	658,371
Deferred rent payable	16,209	(3,178)
Taxes payable	392,076	655,505

Net Cash Provided by Operating Activities	42,762	826,862

Cash Flows From Investing Activities
Deposit on acquisition of Bright Swallow Int'l Group Ltd.	--	(3,000,000)
Acquisition of Bright Swallow	(3,500,000)	--
Cash acquired from acquisition of Bright Swallow	342,029	--
Cash received from fixed assets disposal	1,350	8,363
Acquisition of intangible asset	--	(538,614)
Purchase of property and equipment	(502,081)	(651,805)
Construction in progress	(317,252)	(4,626,107)

Net Cash Used in Investing Activities	(3,975,954)	(8,808,163)

Cash Flows From Financing Activities
Repayment to related parties	(1,987)	--
Proceeds from subscription receivable	1,200,000	--
Proceed from line of credit and bank loan	18,344,000	6,522,139
Repayment to line of credit and bank loan	(17,485,192)	--
Cash proceeds from private placement, net	--	1,753,849
Due from factor	--	203,351
Cash received from warrants exercised	1,021,614	142,600

Net Cash Provided by Financing Activities	$3,078,435	$8,621,939

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$27,603	$4,675

Net (decrease) / increase in cash and cash equivalents	(827,154)	645,313

Cash and cash equivalents, beginning of year	3,150,492	2,505,179

Cash and cash equivalents, ending of year	$2,323,338	$3,150,492

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for:
Income tax payments	$364,053	$269,316
Interest expense	$267,019	$121,403

Supplemental Disclosure of Non-Cash Financing Activities

Construction deposit transfer to construction in progress	$--	$633,212
Construction in progress transfer to fixed assets	$4,747,665	$--

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

On January 3, 2011, Nova Furniture issued an additional 11,917,616 shares (post-recapitalization shares) of its capital stock, of which 2,235,000 shares were issued to Nova Holdings and 9,682,616 shares were issued to St. Joyal, an unrelated U.S. company incorporated in the State of California and engaged in business development and investment activities. Following this issuance, Nova Holdings held 81.25% and St. Joyal held 18.75% of the equity interests in Nova Furniture. Pursuant to a shareholder agreement, St. Joyal is committed to pay $2.4 million by January 1, 2014, in exchange for its 18.75% equity interest in Nova Furniture. As of December 31, 2013, St. Joyal has paid $1.65 million to the Company and $0.75 million remains outstanding. The parties have agreed to extend the payment of the remaining balance until April 15, 2014.

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

On April 24, 2013, Nova LifeStyle completed the acquisition of Bright Swallow International Group Limited, a British Virgin Island corporation (the “BSI” or “Bright Swallow”), Nova Lifestyle acquired all the outstanding capital stock of Bright Swallow for $6.5 million paid in full at the closing pursuant to a stock purchase agreement entered into with the sole shareholder of Bright Swallow. Bright Swallow is engaged in export of sofas to overseas customers (see Note 18).

On October 21, 2013, Nova Dongguan incorporated Dongguan Ding Nuo Household Products Co., Ltd. (“Ding Nuo”) under the laws of the PRC and contributed capital of RMB 1 million ($162,994). Nova Dongguan made an additional capital contribution of RMB 0.1 million ($16,305) on November 27, 2013 through one of Nova Dongguan’s officer who acts as the nominee shareholder of Ding Nuo. All of the nominee shareholder’s shares were put in escrow and trust with Nova Dongguan and all profits and loss of Ding Nuo will be distributed to Nova Dongguan; accordingly, Nova Dongguan effectively controls 100% of Ding Nuo.  Ding Nuo was established mainly for engaging in business with IKEA.

The “Company” and “Nova” collectively refer to Nova LifeStyle, the U.S. parent, and its subsidiaries, Nova Furniture, Nova Dongguan, Nova Macao, Nova Museum, Diamond Bar, BSI and Ding Nuo.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first step of the two-step goodwill impairment test is required to be performed. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the first step of the two-step goodwill impairment test for Diamond Bar reporting unit.  Accordingly, as of December 31, 2013 and 2012, the Company concluded there was no impairment of goodwill of Diamond Bar.

On April 24, 2013, Nova LifeStyle completed the acquisition of Bright Swallow.  Under the acquisition method of accounting, the total purchase is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their fair values with the excess charged to goodwill. Nova Lifestyle recognized $808,518 goodwill from the acquisition. As of December 31, 2013, the Company first assessed qualitative factors and determined it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.  The Company then performed the first step of the two-step goodwill impairment test.  The Company completed the step one analysis using discounted cash flow. The DCF method uses revenue and expense projections and risk-adjusted discount rates. The process of determining fair value is subjective and requires management to exercise a significant amount of judgment in determining future growth rates, discount and tax rates and other factors. The results of the step one analysis indicated there was no impairment of goodwill of Bright Swallow.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company recorded $280,055 and $226,137 as allowance for bad debts as of December 31, 2013 and 2012, respectively.

Inventories

Inventories are stated at the lower of cost or market value with cost determined on a weighted-average basis, which approximates the first-in first-out method. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company did not record any provision for write-downs of inventory at December 31, 2013 and 2012.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2013 and 2012, there were no significant impairments of its long-lived assets except that the Company disposed of an obsolete and unused workshop and recognized a loss of $37,879 and $123,675 for the year ended December 31, 2013 and 2012, respectively.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products in development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense was $426,662 and $497,859 for the years ended December 31, 2013 and 2012, respectively.

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

A reconciliation of the January 1, 2012, through December 31, 2013, amount of unrecognized tax benefits excluding interest and penalties ("Gross UTB") is as follows:

	Gross UTB
	2013	2012
Beginning Balance – January 1	4,010,657	$3,709,129
Increase in unrecorded tax benefits taken in the years ending December 31, 2013 and 2012	800,778	291,220
Exchange rate adjustment	115,996	10,308
Ending Balance – December 31	$4,927,431	$4,010,657

At December 31, 2013, and 2012, the Company had cumulatively accrued approximately $1,017,000 and $610,000, respectively, for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense, which totaled approximately $416,000 and $291,000 for years ended December 31, 2013, and 2012, respectively.

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

The Company’s Chinese subsidiaries are subject to taxation in the PRC. The Chinese’s subsidiaries’  PRC income tax returns are generally not subject to examination by the tax authorities for tax years before 2008. With a few exceptions, the tax years 2008-2012 remain open to examination by tax authorities in the PRC; the tax years 2011-2012 for US entities remain open to examination by tax authorities in the US.

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

Franchise Arrangements

In 2010, the Company began entering into area product franchise agreements with franchisees who operate specialty furniture stores carrying only Nova-branded products. The product franchise agreement provides for the franchisee to retail Nova-brand furniture products for a period of one year from the date of the agreement. The franchisee is required to pay a deposit of RMB 30,000 at the signing of the agreement, which is used as payment for future purchases and is deferred on the Company’s balance sheet as a customer deposit. The franchisee is required to guarantee a minimum purchase amount from the Company during the contract period. The Company has the right to terminate the agreement should the franchisee fail to meet the minimum purchase amounts. The Company provides the franchisee with store images and designs, signage, floor plan product information and training. In addition, the Company will rebate a per square meter subsidy to the franchisee for the store build-out within six months from the agreement date. The franchisee earns 30% of the rebate on its initial purchase from the Company and then at a rate of 5% of each subsequent purchase until fully refunded of its deposit or six months from the agreement date, whichever is earlier. At December 31, 2013 and 2012, the Company had franchising subsidy payable of $149,667 and $179,786, respectively, and was included in other payables. In accordance with ASC 605-50, as the Company does not receive an identifiable benefit from these rebates, the rebates are recorded as a reduction of revenue on sales to the franchisees.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead that are directly attributable to the production of the products. Write-down of inventory to the lower of cost or net realizable value is also recorded in the cost of sales.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the years ended December 31, 2013 and 2012, shipping and handling costs were $500,714 and $623,721, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $425,850 and $519,692 for the years ended December 31, 2013 and 2012, respectively.

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

The following table presents a reconciliation of basic and diluted earnings per share for the years ended December 31, 2013 and 2012:

	2013	2012
Net income	$4,867,461	$5,433,883

Weighted average shares outstanding – basic	18,876,052	18,530,591
Effect of dilutive securities:
Unexercised warrants	246,334	150,857

Weighted average shares outstanding – diluted	19,122,386	18,681,448

Earnings per share – basic	$0.26	$0.29
Earnings per share – diluted	$0.25	$0.29

At December 31, 2013 and 2012, the Company had no options to purchase shares of common stock outstanding and warrants to purchase 522,473 and 983,280 shares of common stock were outstanding and exercisable, respectively.  For both the years ended December 31, 2013 and 2012, 155,100 shares purchasable under the warrants were excluded from EPS as their effects were anti-dilutive.

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

Two major customers accounted for 26% (15% and 11% for each) and 32% (18% and 14% for each) of the Company’s sales for the years ended December 31, 2013 and 2012, respectively.  Accounts receivable from these customers amounted to $8,136,122 and $7,310,616 as of December 31, 2013 and 2012, respectively.

The Company purchased its products from three major vendors during the year ended December 31, 2013, and from four major vendors during the year December 31, 2012, accounting for 33% (13%, 10% and 10% for each) and 48% (15%, 11%, 11% and 11% for each) of the purchases, respectively. Accounts payable to these vendors were $919,941 and $2,242,851 as of December 31, 2013 and 2012, respectively.

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

The Company’s sales, purchase and expense transactions in China are denominated in Chinese Yuan Renminbi (“RMB”), and all of the assets and liabilities of the Company’s subsidiaries in China are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

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

Foreign Currency Translation and Transactions

The consolidated financial statements are presented in USD. The functional currency of Nova LifeStyle, Nova Furniture, Nova Macao, Bright Swallow and Diamond Bar is the United States Dollar (“$” or “USD”). The functional currency of Nova Dongguan, Nova Museum and Ding Nuo is RMB. The functional currencies of the Company’s foreign operations are translated into USD for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the weighted-average exchange rate during the fiscal year. The translation adjustments are recorded as a separate component of stockholders’ equity, captioned “Accumulated other comprehensive income.” Gains and losses resulting from transactions denominated in foreign currencies are included in “Other income (expenses)” in the consolidated statements of income and comprehensive income. There have been no significant fluctuations in the exchange rate for the conversion of RMB to USD after the balance sheet date.

The RMB to USD exchange rates in effect as of December 31, 2013 and December 31, 2012, were RMB6.0969 = USD$1.00 and RMB6.2855 = USD$1.00, respectively. The weighted-average RMB to USD exchange rates in effect for the years ended December 31, 2013 and 2012, were RMB6.2142 = USD$1.00 and RMB6.3125 = USD$1.00, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of the People’s Republic of China.

Comprehensive Income

The Company follows FASB ASC 220 “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the consolidated statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the years ended December 31, 2013 and 2012 included net income and foreign currency translation adjustments.

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

Management determined that the Company’s operations constitute a single reportable segment in accordance with ASC 280. The Company operates exclusively in one business and industry segment: the design, manufacture and sale of furniture. All of the Company’s long-lived assets for production are located at its facilities in Dongguan, Guangdong Province, China, and operate within the same environmental, safety and quality regulations governing furniture manufacturers. The Company established Nova Macao and Ding Nuo, and acquired Diamond Bar and Bright Swallow for the purpose of marketing and selling the Company’s products. As a result, management views the business and operations of Nova Dongguan, Nova Macao, Diamond Bar, Bright Swallow and Ding Nuo as a blended gross margin when determining future growth, return on investment and cash flows. Nova Museum, a non-profit organization engaged principally in the promotion and dissemination of the culture and history of furniture in China, has no operations or substantial assets other than its decorations and renovation, and its heritage and cultural assets are for the purpose of exhibition only.

Accordingly, management concluded that the Company had one reportable segment under ASC 280 because: (i) the Company’s products sold through Nova Dongguan, Nova Macao, and Ding Nuo are created with similar production processes, in the same facilities, under the same regulatory environment and sold to customers using similar distribution systems; (ii) Diamond Bar is a furniture distributor based in California focusing customers in US, and Bright Swallow is a furniture distributor based in Hong Kong focusing customers in Canada, they both are operated under the same senior management of Nova Dongguan and Nova Macao, and management views the operations of Nova Dongguan, Nova Macao, Diamond Bar, Bright Swallow and Ding Nuo as a whole for making business decisions; and (iii) although Nova Museum is principally engaged in the dissemination of the culture and history of furniture in China, it also serves a function of promoting and marketing the Company’s image and products by providing a platform and channel for consumers to be exposed to the Company and its products, it is operated under the same management with the same resources and in the same location as Nova Dongguan, and it is an additive and supplemental unit to the Company’s main operations, the manufacture and sale of furniture.

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

As of December 31, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Note 3 - Inventories

As of December 31, 2013 and 2012, inventories consisted of the following:

	December 31,	December 31,
	2013	2012

Raw material	$250,914	$369,642
Work in progress	964,587	832,270
Finished goods	2,138,133	2,038,809

	$3,353,634	$3,240,721

Note 4 - Heritage and Cultural Assets

As of December 31, 2013 and 2012, Nova Museum had heritage and cultural assets of $132,993 and $129,002, consisting principally of collectibles and antiques for exhibition. Depreciation is not required to be provided on heritage assets that have indefinite lives and no reduction in their value with the passage of time; however, the carrying amount of the heritage and cultural assets will be reviewed when there is evidence of impairment in accordance with ASC 360-10.

Note 5 - Plant, Property and Equipment, Net

As of December 31, 2013 and 2012, plant, property and equipment consisted of the following:

	2013	2012

Building and workshops	$10,945,252	$7,426,146
Office equipment	659,947	581,227
Autos	318,759	309,195
Machinery	4,921,867	3,100,756
Decoration and renovation	775,874	548,497
Less: accumulated depreciation	(4,475,061)	(3,414,707)

	$13,146,638	$8,551,114

Depreciation expense was $954,532 and $709,812 for the years ended December 31, 2013 and 2012, respectively.

During the years ended December 31, 2013 and 2012, the Company had disposal loss of $37,879 and 123,675, respectively, from retirement of unused and obsolete workshop and equipment.

Note 6 - Construction in Progress

At December 31, 2013 and 2012, the construction in progress of $1,024,645 and $5,374,056, respectively, consisted of construction cost of a new manufacturing plant at Nova Dongguan (Phase II factory construction project). The total construction cost is approximately $6.16 million. As of December 31, 2013, the factory construction was substantially completed and the Company is in the stage of purchasing and installing the manufacturing machines and equipment.

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

At February 28, 2012, the Company acquired another land use right for $536,193 (RMB3.4 million) with useful life of 50 years and is amortizing such right on a straight-line basis for 50 years. As of December 31, 2012, the Company paid in full for this land use right.  In addition, the Company is required to pay an annual fee at $240 per MU (total 17.97 MU for the land) from the second year after commencement of the land filling for 60 years for a total of approximately $333,000 (RMB 2.1 million). The payment will be made annually with a 5% increase every 5 years. The Company records such fees on a straight-line basis.

The Company acquired a customer relationship with a fair value of $50,000 on August 31, 2011, as part of its acquisition of Diamond Bar. Concurrently with its acquisition of Diamond Bar, the Company entered into a trademark purchase and assignment agreement for all rights, title and interest in two trademarks (Diamond Sofa and Diamond Furniture) for $200,000 paid in full at the closing. Amortization of customer relationship and trademark is provided using the straight-line method and estimated lives were 5 years for each.

The Company acquired a customer relationship with a fair value of $6,100,559 on April 24, 2013, as part of its acquisition of Bright Swallow. Amortization of customer relationship is provided using the straight-line method and estimated life was 15 years.

Intangible assets consisted of the following at December 31, 2013 and 2012:

	2013	2012

Land use right	$1,149,009	$1,114,532
Customer relationship	6,150,559	50,000
Trademark	200,000	200,000
Less: accumulated amortization	(522,577)	(148,440)

	$6,976,991	$1,216,092

Amortization of intangible assets was $370,349 and $54,784 for the years ended December 31, 2013 and 2012, respectively. Annual amortization expense is expected to be approximately $472,430 for each year from 2014 to 2015, $459,100 for 2016, and $432,430 for 2017 and 2018.

Note 8 - Prepaid Expenses and Other Receivables

Other current assets consisted of the following at December 31, 2013 and 2012:

	2013	2012

Prepaid expenses	$546,364	$111,521
Other receivables	102,256	68,192
Total	$648,620	$179,713

Other receivables represented cash advances to employees, security deposit and exhibition deposits. At December 31, 2013, prepaid expenses included prepayments for consulting of approximately $100,000, designing fee for show rooms of approximately $245,040, insurance of approximately $115,600, and IR expense of approximately $80,200.

Note 9 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following at December 31, 2013 and 2012:

	2013	2012

Other payables	$119,481	$89,982
Salary payable	500,057	961,669
Financed insurance premiums	61,147	-
Accrued consulting fees	174,710	-
Franchising subsidy	149,667	179,786
Accrued rents	164,982	-
Accrued expenses, others	288,113	264,398

Total	$1,458,157	$1,495,835

Accrued expenses represented utility, freight expenses and service charges from accountants and attorneys. Other payables represented payables to contractors and vendors other than for purchase of materials. Franchising subsidy represented the accrued amount the Company will pay to its franchisees as a rebate to support their franchise store decoration expense.

Note 10 - Line of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.5% and maturity on June 1, 2015. The line of credit is secured by all of assets of Diamond Bar Outdoors, Inc., a subsidiary of Nova Lifestyle and guaranteed by Nova Lifestyle. As of December 31, 2013 and 2012, Diamond Bar had $4,754,258 and $3,283,613 outstanding on the line of credit, respectively.  During the years ended December 31, 2013 and 2012, the Company recorded interest expense of $158,543 and $71,539, respectively.

In June 2013, the loan was modified for the following covenants: (i) maintain a minimum tangible net worth of not less than $5 million; (ii) maintain a current ratio in excess of 1.25 to 1.00; and (iii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iv) the pre-tax income must be not less than 1.000% of total revenue quarterly. As of December 31, 2013, Diamond Bar was in compliance with all the covenants.  In addition, the loan agreement provided a cross default provision whereby an event of default on this loan will cause the Nova Macau loan to also be in default.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,280,356 (RMB 20 million) with maturity on April 24, 2015.  As of December 31, 2013 and 2012, Nova Dongguan had $820,089 (RMB 5.00 million) with maturity on November 20, 2014 and $1,645,565 (RMB 10.34 million) outstanding on the line of credit, respectively.  The loan currently bears monthly interest of 0.55% and requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was secured by the building of Nova Dongguan and guaranteed by Nova Dongguan and the Company’s CEO. During the years ended December 31, 2013 and 2012, the Company recorded interest expense of $56,407 and $43,575, respectively.

On August 24, 2012, Nova Macao entered into an agreement with a commercial bank in Hong Kong for a line of credit of up to $8,000,000 with maturity on August 23, 2013. On August 23, 2013, the Company renewed the line of credit with annual interest rate of 4.25% and maturity on November 21, 2013. On December 17, 2013, the Company renewed the line of credit of up to $6,500,000 with maturity on January 30, 2015. The loan requires monthly payment on the interest and the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance. As of December 31, 2013 and 2012, Nova Macao had $1,848,000 and $1,600,000 outstanding on the line of credit, respectively. During the years ended December 31, 2013 and 2012, the Company paid interest of $78,664 and $6,139, respectively.

The loan has the following covenants: (i) total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $6,500,000, (b) insurance claim limits and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible account receivables are insured buyers by Sinosure assigned to the bank and within established insurance limit; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount should be settled with 7 days by Nova Furniture Macao Commercial Offshore Limited; and. (v) the Company maintains a debt to tangible net worth ratio of not in excess of 3.0x throughout the whole term of the loan. As of December 31, 2013, Nova Macao was in compliance with all the covenants.

Note 11 – Income Taxes and Other Taxes (Receivable) Payable

Taxes (receivable) payable consisted of the following at December 31, 2013 and 2012:

	2013	2012
Income tax (receivable) payables	$(38,654)	$255,793
Other taxes payable	-	16,366
Total tax payable (receivable) – current	$(38,654)	$272,159
Total income tax payable – noncurrent	$5,944,424	$4,608,592

Other taxes payable includes VAT, city construction, sales tax and stamp tax.

The components of income before income taxes consisted of the following for the years ended December 31, 2013 and 2012:

	2013	2012

Income (loss) subject to domestic income taxes only	$(345,043)	$491,393
Income subject to foreign income taxes only	5,811,846	6,014,144
Total	$5,466,803	$6,505,537

The Company’s subsidiaries incorporated in the PRC are subject to enterprise income taxes.  The provision for income taxes from continuing operations consisted of the following:

	2013	2012
Current:
Federal	$243,587	$363,780
State	(1,951)	35,187
PRC	533,667	509,623
	775,303	908,590

Deferred:
Federal	(136,075)	143,431
State	(17,061)	26,021
PRC	(22,825)	(6,388)
Total provision for income taxes	$599,342	$1,071,654

The following is reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income from continuing operations before income taxes:

	2013	2012
Tax at Federal Statutory rate	$1,855,311	$2,211,861
Foreign Rate Differential	(522,166)	(541,273)
Foreign Permanent Differences	47,627	7,395
ASC 740-10 Uncertain Tax Position	708,296	582,672
Tax exemption	(1,481,334)	(1,397,866)
Others	(8,392)	208,865
	$599,342	$1,071,654

The following presents the aggregate dollar and per share effects of the Company’s tax exemption:

The aggregate dollar effect of tax holiday

	2013	2012
Aggregate dollar effect of tax holiday	$1,481,334	$1,397,866

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	2013	2012
Current Deferred Tax Assets:
Accrued liabilities	$260,413	$157,423

Current Deferred Tax Liabilities:
Prepaid Expenses	(16,731)	-

Net Current Deferred Tax Assets before Valuation Allowance	243,682	157,423
Less: Valuation Allowance	-	-
Current Deferred Tax Assets, Net:	243,682	157,423

Non-Current Deferred Tax Assets:
Fed & CA Amortization	33,129	8,852
Fed & CA NOL	55,315	-
Intercompany payable	-	-
Land Use Rights	7,251	7,034
PRC Fixed Asset and Amortization	995	643
NOL	19,239	5,045

Non-Current Deferred Tax Liabilities:
Fed & CA Depreciation	(29,740)	(35,237)
Purchase Accounting	(17,000)	(17,000)
Prepaid Expenses	(661)	(320)
PRC Depreciation on Building	(8,309)	(9,342)

Net Non-Current Deferred Tax Assets (Liabilities) before Valuation Allowance	60,219	(40,325)
Less: Valuation Allowance	(15,885)	(5,045)
Non-Current Deferred Tax Assets (Liabilities), Net:	44,334	(45,370)

Total Deferred, Net:	$288,016	$112,053

The Company has recorded a partial valuation allowance against its PRC deferred tax assets for the year ended December 31, 2013 and 2012. In accordance with ASC 740 Accounting for Income Taxes, based on all available evidence, including the Company’s historical results and the forecast of its future income, it is more likely than not that substantially all of its PRC entities will be able to realize the Company's deferred tax assets.

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

For U.S. federal income tax purposes, the Company has net operating loss, or NOL carryforwards of approximately $147,000 and $0 at December 31, 2013 and 2012, respectively.  For U.S. California income tax purposes, the Company has net operating loss, or NOL carryforwards of approximately $114,000 and $0 at December 31, 2013 and 2012, respectively.  The NOL carryforwards will expire after 20 years beginning from the year it occurred if not utilized.

Nova Dongguan, Nova Museum and Ding Nuo are governed by the Enterprise Income Tax Law of the PRC, which is subject to a 25% corporate income tax. On September 19, 2013, BSI moved the office from Macau to Hong Kong, which is subject to a 16.5% corporate income tax. Nova Museum is subject to a 25% corporate income tax in the first year and allowed to apply for tax-exempt status in the second year following its incorporation.  Nova Macao is an income tax-exempt entity incorporated and domiciled in Macao.

The Company has net operating loss carry forwards for PRC enterprise income tax purposes of $56,773 and $0 at December 31, 2013 and 2012 respectively.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $19.4 million as of December 31, 2013 and $13.7 million as of December 31, 2012. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

Note 12 - Related Party Transactions

Diamond Bar leased a warehouse and office in Commerce, California, U.S., from an entity owned by the spouse of the Company’s president. The lease expired upon the sale of the property by the landlord in June 2013 and the Company continued to lease the space on monthly basis until October 31, 2013 with the written permission from the buyer. The monthly rent under this lease was $41,500. Total rental expense for the years ended December 31, 2013 and 2012 was $373,500 and $457,200, respectively.

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president. On April 1, 2013, the Company renewed the lease for one year. The lease was for $31,650 and only for use during two furniture exhibitions held in April 1, 2013 to March 31, 2014.

Note 13 - Deferred Rent Payable

Deferred rent payable represented supplemental payments the Company must pay to the residents who originally lived on the land in Dongguan, Guangdong Province, China, to which the Company acquired land use rights for commercial use. The Company was required to pay an annual amount at RMB 800 per mu (or 666.67 square meters) for a total of 60 mu (or 40,000 square meters) starting from 2003 for 60 years. The payment increases 10% every 5 years. The Company recorded such expense on a straight-line basis. During the years ended December 31, 2013 and 2012, the Company recorded expense of $14,331 and $13,550, respectively. As of December 31, 2013 and 2012, the Company had $74,152 and $55,902 of deferred rent payable, respectively.

Note 14 - Stockholders’ Equity

Warrants

Following is a summary of the warrant activity for the years ended December 31, 2013 and 2012:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2012	899,480	$2.00	2.63
Exercisable at January 1, 2012	899,480	$2.00	2.63
Granted	155,100	4.50	3.00
Exercised	71,300	2.00	-
Outstanding at December 31, 2012	983,280	2.39	1.69
Exercisable at December 31, 2012	983,280	2.39	1.69
Granted	50,000	4.00	2.50
Exercised	510,807	2.00	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at December 31, 2013	522,473	$2.93	0.93
Exercisable at December 31, 2013	522,473	$2.93	0.93

Shares issued to IR firm

On August 3, 2012, the Company entered into a contract with an investor relations firm. The Company agreed to issue 100,000 shares of common stock to the firm for 24 months of investor relation services. On August 15, 2012, the Company issued the first 50,000 of such 100,000 shares to the investor relations firm, at $2.75 per share, which was the stock price on the date of contract. The remaining 50,000 common stock shares were to be issued to the investor relations firm within 180 business days of the contract signing date and the Company issued the remaining 50,000 common stock shares on April 30, 2013.  During the years ended December 31, 2013 and 2012, the Company recorded $137,500 and $57,292 as stock-based compensation, respectively.

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

On July 1, 2013, the Company entered into a consulting agreement with a consulting firm in China for providing management M&A, business strategy and financing consultation services effective July 15, 2013. The Company agreed to issue 50,000 shares of common stock to the firm for 12 months of consulting services starting on July 15, 2013. The Company also agreed to issue three-year warrants for the firm to purchase 50,000 shares of the Company’s common stock with an exercise price of $4 per share. Both the common stock and warrants shall be issued to Consultant or its designees within 7 business days upon execution of the Agreement. The fair value of the 50,000 shares of common stock was $200,000 at July 1, 2013, and will be amortized over the service term.  During the year ended December 31, 2013, the company recorded $100,000 as stock-based compensation.

The warrants issued to the consulting firm are exercisable for a fixed number of shares, and classified as equity instruments. The Company accounted for the warrants issued based on the fair value method under ASC Topic 505, and the fair value of the warrants was calculated using the Black-Scholes model under the following assumptions: estimated life of 3 years, volatility of 353%, risk-free interest rate of 0.66% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. Because these equity-classified warrants are vested immediately and are non-forfeitable; based on ASC 505-50, performance commitment has been reached at the grant date, and accordingly, the measurement date is the grant date.  The fair value of the warrants issued to the consulting firm at grant date was $194,989, and will be amortized over the service term. During year ended December 31, 2013, the company recorded $76,629 as warrants expense.

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

At December 31, 2013 and 2012, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital. Nova Dongguan did not make any transfer to surplus reserves due to its accumulated deficit.

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

Note 16 - Geographical Sales

Geographical distribution of sales consisted of the following for the years ended December 31, 2013 and 2012:

Geographical Areas	2013	2012

China*	$16,013,329	$17,148,142
North America	44,031,182	30,453,771
Asia**	2,516,044	1,840,624
Europe	14,265,227	14,843,873
Australia	794,527	777,651
Hong Kong	704,167	813,482
Other countries	32,017	419,955

	$78,356,493	$66,297,498

* excluding Hong Kong
** excluding China

Note 17 - Commitments and Contingencies

Lease Commitment

On June 17, 2013, the Company entered into a lease agreement for office, warehouse, and storage and distribution space with five years term from November 1, 2013 to October 31, 2018. The lease agreement also provides an option to extend for an additional six-year term. The monthly rental payment is $42,000 with 3% increase annually.  The rent will be recorded on a straight-line basis over the term of the lease.

On September 19, 2013, Bright Swallow entered into a lease agreement for office with two years term from October 1, 2013, to September 30, 2015. The monthly rental payment is 20,000 Hong Kong Dollars ($2,580 at September 30, 2013).

The Company has entered into several lease agreements for office and warehouse space in Commerce, California and showroom space in Las Vegas, Nevada and High Point, North Carolina with month-to-month or annual terms. Total rental expense for the years ended December 31, 2013 and 2012 was $620,192 and $630,900, respectively. The estimated annual rental expense for lease commitments is as follows:

Year	Amount
2014	$537,450
2015	544,910
2016	537,360
2017	553,480
2018	472,710
Thereafter	-
Total	$2,645,910

Capital Contribution

Nova Dongguan’s total registered capital is $20 million. As of December 31, 2013 and 2012, Nova Dongguan received $14.60 million and $13.60 million in capital contributions, respectively. On January 20, 2014, Nova Dongguan received capital contributions of $1.00 million. The remaining $4.40 million of contribution to registered capital was originally due by June 30, 2012, and the local State Administration of Industry and Commerce (“SAIC”) has granted extension for contribution during our annual review process in 2012 and 2013 by renewal of our business license for the years of 2012 and 2013.  Pursuant to the new Registered Capital Registration System Reform Plan promulgated by the State Council on February 7, 2014 and its implementation rules by local SAIC,  from March 1, 2014, companies registered in China are not required for annual review by SAIC and there is no registered capital contribution deadline requirement by SAIC.  Nova Dongguan is currently complying with the new corporate registration regulation in China.

Employment Agreements

On November 7, 2013, the Company entered into one-year employment agreements with Mr. Ya Ming (Jeffrey) Wong and Mr. Yuen Ching (Sammy) Ho to serve as the Company’s Chief Executive Officer and Chief Financial Officer, respectively. The agreements provide for annual salaries of $100,000 and $80,000, respectively and annual bonuses at the sole discretion of the Board of Directors.

On June 30, 2011, the Company entered into a one-year employment agreement with Thanh H. Lam to serve as the Company’s president. The agreement, as amended effective as of September 1, 2011, provides for an annual salary of $80,000 and an annual bonus at the sole discretion of the Board. The agreement was automatically extended for another year at June 30, 2012. On May 3, 2013, the Company entered an amended and restated employment agreement with Thanh H. Lam to serve as the Company’s president for five years. The agreement provides for an annual salary of $80,000, 200,000 shares of the Company’s common stock and an annual bonus at the sole discretion of the Board. The 200,000 shares to be issued to Ms. Lam are subject to the terms of a stock award agreement. The first 50,000 shares of common stock shall be vested immediately, and the remaining shares shall be vested at 50,000 shares per year for three years on each anniversary of the effective date of the stock award agreement. During the year ended December 31, 2013, the Company recorded $317,791 as stock-based compensation to Thanh H Lam.

Note 18 - Business Acquisition and Unaudited Pro Forma Information

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

As a result of the acquisition, Bright Swallow became a wholly owned subsidiary of the Company. Prior to the closing of the transaction, there were no material relationships between the Company and Bright Swallow, or any of their respective affiliates, directors or officers, or any associates of their respective officers or directors, other than in respect of the Stock Acquisition Agreement. The purpose of the acquisition was to expedite the Company’s market share expansion.  The purchase of Bright Swallow will be accounted for as a business combination under ASC Topic 805, “Business Combinations”.   Bright Swallow completed the process of legal title transfer with the local authority on August 1, 2013.

The acquisition closing date was April 24, 2013. Since there were no material transactions from April 24, 2013 to April 30, 2013, May 1, 2013 has been designated as the acquisition date in these financial statements.  The Company expects to realize synergies from combining the Bright Swallow operations with its own.  Revenue of Bright Swallow included in the consolidated income statement for the year ended December 31, 2013 was $6,238,555.  Net income of Bright Swallow included in the consolidated income statement for the years ended December 31, 2013 was $131,376.  Under the acquisition method of accounting, the total purchase price is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition with the excess recorded as goodwill.  Goodwill represents the synergies expected from combining Bright Swallow’s business with the Company’s existing operations.  Goodwill is expected to be deductible for tax purposes over a period of 15 years. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$342,029
Accounts receivable	2,317,889
Other receivable	110,000
Customer relationship	6,100,559
Goodwill	808,518
Accounts payable	(2,670,477)
ASC 740 income tax liabilities	(508,518)
Net assets acquired	$6,500,000

The following unaudited pro forma consolidated results of operations of Nova LifeStyle and Bright Swallow for the years ended December 31, 2013 and 2012, presents the operations of Nova LifeStyle and Bright Swallow as if the acquisition of Bright Swallow occurred on January 1, 2013 and 2012, respectively. The unaudited pro forma consolidated results of operation for the years ended December 31, 2013 and 2012.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	2013	2012
	(Unaudited)	(Unaudited)
Net sales	$81,852,777	$80,000,995

Net income	$5,161,654	$6,270,496

Basic weighted average shares outstanding	18,876,052	18,530,591
Diluted weighted average shares outstanding	19,122,386	18,681,448

Basic net earnings per share	$0.27	$0.34
Diluted net earnings per share	$0.27	$0.34

Note 19 - Subsequent Events

The company has evaluated subsequent events through the issuance of the consolidated financial statements and the following subsequent event has been identified that requires disclosure in this section.

On March 3, 2014, the Company entered into a consulting agreement with a consulting firm for investor relations consulting services effective March 3, 2014 and with a term continuing until September 2, 2014. The Company agreed to pay a retainer of $10,000 to be held during the term, $9,700 a month for its services and $25,000 upon an offering of primary shares by the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA LIFESTYLE, INC.
(Registrant)

Date: March 31, 2014	By:	/s/ Ya Ming Wong
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

Signature	Title	Date
/s/ Ya Ming Wong	Chief Executive Officer and Director	March 31, 2014
Ya Ming Wong	(Principal Executive Officer)
/s/ Yuen Ching Ho	Chief Financial Officer and Director	March 31, 2014
Yuen Ching Ho	(Principal Financial and Accounting Officer)
/s/ Thanh H. Lam	Chairperson of the Board, President and Director	March 31, 2014
Thanh H. Lam

/s/ James R. Talevich	Director	March 31, 2014
James R. Talevich

/s/ Michael Viotto	Director	March 31, 2014
Michael Viotto

/s/ Peter Kam	Director	March 31, 2014
Peter Kam

/s/ Chung Shing Yam	Director	March 31, 2014
Chung Shing Yam

EXHIBIT INDEX

Exhibit No.	Description
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
10.6
Lock-Up Agreement between Ya Ming Wong and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.9 to the First Amendment to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 10, 2011)

10.7
Lock-Up Agreement between Yuen Ching Ho and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.10 to the First Amendment to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 10, 2011)

10.8
Lock-Up Agreement between Jun Jiang and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.11 to the First Amendment to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 10, 2011)

10.9
Lock-Up Agreement between Qiang Liu and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.12 to the First Amendment to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 10, 2011)

10.10
Stock Purchase Agreement between Nova LifeStyle, Inc. and Jun Zhang, dated August 31, 2011 (Incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on September 6, 2011)

10.11
Trademark Purchase and Assignment Agreement by and between St. Joyal and Nova LifeStyle, Inc., dated August 31, 2011 (Incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on September 6, 2011)

10.12
First Amendment to Intellectual Property Rights Transfer Agreement by and between Nova Furniture (Dongguan) Co., Ltd. and Ya Ming Wong, dated September 21, 2011 (Incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-177353) filed on October 17, 2011)

10.13
Stock Acquisition Agreement by and between Nova LifeStyle, Inc. and Bright Swallow International Group Limited, dated March 22, 2013 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on March 26, 2013)

10.14
Amended and Restated Employment Agreement between Nova LifeStyle, Inc. and Thanh H. Lam, dated May 3, 2013 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 333-163019) filed on May 9, 2013)

10.15#	Form of Director Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 3, 2013)
10.16#
Employment Agreement between Nova LifeStyle, Inc. and Ya Ming Wong, dated November 7, 2013 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 333-163019) filed on November 12, 2013)

10.17#
Employment Agreement between Nova LifeStyle, Inc. and Yuen Ching Ho, dated November 7, 2013 (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 333-163019) filed on November 12, 2013)

10.18†	First Amendment to Lock-Up Agreement between Ya Ming Wong and Nova LifeStyle, Inc., dated March 25, 2014
10.19†	First Amendment to Lock-Up Agreement between Yuen Ching Ho and Nova LifeStyle, Inc., dated March 25, 2014
10.20†	First Amendment to Lock-Up Agreement between Jun Jiang and Nova LifeStyle, Inc., dated March 25, 2014
10.21†	First Amendment to Lock-Up Agreement between Qiang Liu and Nova LifeStyle, Inc., dated March 25, 2014
10.22†	Lock-Up Agreement between Ah Wan Wong and Nova LifeStyle, Inc., dated June 30, 2011
10.23†	Lock-Up Agreement between Man Shek Ng and Nova LifeStyle, Inc., dated August 18, 2011
10.24†	First Amendment to Lock-Up Agreement between Ah Wan Wong and Nova Lifestyle, Inc., dated March 25, 2014
10.25†	First Amendment to Lock-Up Agreement between Man Shek Ng and Nova Lifestyle, Inc. , dated March 25, 2014
10.26†	Stock Award Agreement between Tanh H. Lam and Nova Lifestyle, Inc., effective May 3, 2013
14.1	Code of Business Conduct and Ethics of Nova Lifestyle, Inc. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 10, 2013)

21.1†	Subsidiaries of the Registrant
23.1†	Consent of Marcum Bernstein & Pinchuk LLP
24.1†	Power of Attorney (Included on the Signature Page of this Annual Report on Form 10-K)
31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#           Indicates management contract or compensatory plan, contract or arrangement.
†           Filed herewith.
‡           Furnished herewith.