Form 10-Q
period 2014-03-31
Nova Lifestyle, Inc.
filed 2014-05-15
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-177353

NOVA LIFESTYLE, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6565 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,718,016 shares of common stock outstanding as of May 12, 2014.

Nova Lifestyle, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$2,062,951	$2,323,338
Accounts receivable, net	25,228,012	27,967,831
Advance to suppliers	7,159,053	3,535,100
Inventories	3,045,662	3,353,634
Prepaid expenses and other receivables	634,836	648,620
Income tax receivable	--	38,654
Deferred tax asset	242,419	243,682

Total Current Assets	38,372,933	38,110,859

Noncurrent Assets
Heritage and cultural assets	131,800	132,993
Plant, property and equipment, net	13,098,286	13,146,638
Construction in progress	809,463	1,024,645
Lease deposit	104,199	103,122
Equipment deposit	64,693	-
Goodwill	1,027,124	1,027,124
Intangible assets, net	6,848,021	6,976,991
Deferred tax asset, net	--	44,334

Total Noncurrent Assets	22,083,586	22,455,847

Total Assets	$60,456,519	$60,566,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	March 31,	December 31,
	2014	2013

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$5,905,764	$6,895,254
Line of credit	2,660,731	820,089
Advance from customers	75,736	43,077
Accrued liabilities and other payables	1,786,005	1,458,157
Taxes payable	62,204	-

Total Current Liabilities	10,490,440	9,216,577

Noncurrent Liabilities
Line of credit	4,506,727	6,602,258
Deferred rent payable	69,833	74,152
Deferred tax liability	10,978	--
Income tax payable	5,957,063	5,944,424

Total Noncurrent Liabilities	10,544,601	12,620,834

Total Liabilities	21,035,041	21,837,411

Contingencies and Commitments

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 19,394,357 and 19,206,024 shares issued and outstanding as of March 31, 2014 and December 31, 2013	19,394	19,206
Additional paid-in capital	21,497,000	20,977,058
Subscription receivable	(750,000)	(750,000)
Statutory reserves	6,241	6,241
Accumulated other comprehensive income	2,471,511	2,603,010
Retained earnings	16,177,332	15,873,780

Total Stockholders' Equity	39,421,478	38,729,295

Total Liabilities and Stockholders' Equity	$60,456,519	$60,566,706

 The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Net Sales	$17,882,892	$14,996,951

Cost of Sales	14,630,017	11,750,848

Gross Profit	3,252,875	3,246,103

Operating Expenses
Selling expenses	735,345	721,796
General and administrative expenses	1,962,629	1,044,959

Total Operating Expenses	2,697,974	1,766,755

Income From Operations	554,901	1,479,348

Other Income (Expenses)
Non-operating expense	19,658	(21,100)
Interest expense	(63,451)	(74,397)
Financial expense	(34,871)	(29,330)

Total Other Expenses, Net	(78,664)	(124,827)

Income Before Income Tax	476,237	1,354,521

Income Tax Expense	172,685	176,054

Net Income	303,552	1,178,467

Other Comprehensive Income
Foreign currency translation	(131,499)	36,608

Comprehensive Income	$172,053	$1,215,075

Basic weighted average shares outstanding	19,348,479	18,536,699
Diluted weighted average shares outstanding	19,548,665	18,638,283

Basic net earnings per share	$0.02	$0.06
Diluted net earnings per share	$0.02	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net Income	$303,552	$1,178,467
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	414,153	230,283
Stock compensation expense	47,775	34,375
Warrants expense	38,314	--
Changes in bad debt allowance	(32,544)	(2,302)
Changes in operating assets and liabilities:
Accounts receivable	2,723,924	865,275
Advance to suppliers	(3,629,384)	(321,935)
Inventories	288,533	408,404
Other current assets	(50,178)	58,393
Accounts payable	(959,552)	(2,380,947)
Advance from customers	32,665	(67,670)
Accrued expenses and other payables	332,014	(369,397)
Deferred rent payable	(3,674)	(5,004)
Taxes payable	208,269	9,190

Net Cash Used in Operating Activities	(286,133)	(362,868)

Cash Flows From Investing Activities
Deposit on acquisition of Bright Swallow Int'l Group Ltd.	--	(1,500,000)
Purchase of property and equipment	(154,729)	(61,771)
Construction in progress	--	(234,668)

Net Cash Used in Investing Activities	(154,729)	(1,796,439)

Cash Flows From Financing Activities
Repayment to related parties	--	(1,987)
Proceed from line of credit and bank loan	6,502,000	3,710,000
Repayment to line of credit and bank loan	(6,749,531)	(4,104,164)
Cash received from warrants exercised	434,041	5,948

Net Cash Provided by (Used in) Financing Activities	$186,510	$(390,203)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$(6,035)	$265

Net decrease in cash and cash equivalents	(260,387)	(2,549,245)

Cash and cash equivalents, beginning of period	2,323,338	3,150,492

Cash and cash equivalents, ending of period	$2,062,951	$601,247

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for:
Income tax payments	$399	$150,520
Interest expense	$64,380	$68,319

Supplemental Disclosure of Non-Cash Financing Activities

Construction in progress transfer to fixed assets	$207,136	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

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

On January 3, 2011, Nova Furniture issued an additional 11,917,616 shares (post-recapitalization shares) of its capital stock, of which 2,235,000 shares were issued to Nova Holdings and 9,682,616 shares were issued to St. Joyal, an unrelated U.S. company incorporated in the State of California and engaged in business development and investment activities. Following this issuance, Nova Holdings held 81.25% and St. Joyal held 18.75% of the equity interests in Nova Furniture. Pursuant to a shareholder agreement, St. Joyal is committed to pay $2.4 million by January 1, 2014, in exchange for its 18.75% equity interest in Nova Furniture. As of March 31, 2014, St. Joyal has paid $1.65 million to the Company and $0.75 million remains outstanding, which was paid in full in April 2014.

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

The interim condensed consolidated financial information as of March 31, 2014 and for the three month periods ended March 31, 2014 and 2013 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC on March 31, 2014.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of March 31, 2014, its interim condensed consolidated results of operations and cash flows for the three month periods ended March 31, 2014 and 2013, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first step of the two-step goodwill impairment test is required to be performed. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the first step of the two-step goodwill impairment test for Diamond Bar reporting unit.  Accordingly, as of December 31, 2013, the Company concluded there was no impairment of goodwill of Diamond Bar.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company recorded $247,019 and $280,055 as allowance for bad debts as of March 31, 2014 and December 31, 2013, respectively.

Inventories

Inventories are stated at the lower of cost or market value with cost determined on a weighted-average basis, which approximates the first-in first-out method. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company did not record any provision for write-downs of inventory at March 31, 2014 and December 31, 2013.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2014 and December 31, 2013, there were no significant impairments of its long-lived assets.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products in development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense was $238,345 and $86,752 for the three months ended March 31, 2014 and 2013, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision.  The actual effective tax rate of 36.26% for the period ended March 31, 2014 differs from the U.S. federal statutory tax rate primarily as a result of interest from tax reserves previously booked for uncertain tax positions compared to year to date pre-tax earnings.

Nova Lifestyle, Inc. and Diamond Bar Outdoors, Inc. (“Diamond Bar”) are subject to U.S. federal and state income taxes. Nova Furniture BVI and Bright Swallow International Group Limited (“BSI”) were incorporated in the BVI. There is no income tax for a company domiciled in the BVI. Accordingly, the Company’s consolidated financial statements do not present any income tax provision related to the BVI tax jurisdiction where Nova Furniture BVI and BSI are domiciled.

Nova Dongguan, Nova Museum, and Ding Nuo are governed by the Enterprise Income Tax Law of the People’s Republic of China (the “PRC”) which is subject to a 25% corporate income tax. Nova Museum is subject to a 25% corporate income tax in the first year and allowed to apply for tax-exempt status in the second year following its incorporation.  Nova Macao is an income tax-exempt entity incorporated and domiciled in Macao.

During the three months ended March 31, 2014 and 2013, the Company recorded income tax expense of approximately $173,000 and $176,000 respectively.

As of March 31, 2014, unrecognized tax benefits were approximately $5.0 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $5.0 million as of March 31, 2014. As of March 31, 2013, unrecognized tax benefits were approximately $4.0 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $4.0 million as of March 31, 2013.

A reconciliation of the January 1, 2014, through March 31, 2014, amount of unrecognized tax benefits excluding interest and penalties ("Gross UTB") is as follows:

Gross UTB

Beginning Balance – January 1, 2014	4,927,431
Increase in unrecorded tax benefits taken in the three months ending March 31, 2014	31,365
Exchange rate adjustment – 2014	(18,941)
Ending Balance – March 31, 2014	$4,939,855

At March 31, 2014, the Company had cumulatively accrued approximately $1,123,000 for estimated interest and penalties related to unrecognized tax benefits. At December 31, 2013, the Company had cumulatively accrued approximately $1,017,000 for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense, which totaled approximately $106,000 and $81,000 for the three months ended March 31, 2014, and 2013, respectively. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

Nova Dongguan and Ding Nuo are subject to taxation in the PRC. Nova Dongguan’s PRC income tax returns are generally not subject to examination by the tax authorities for tax years before 2009. With a few exceptions, the tax years 2009-2013 remain open to examination by tax authorities in the PRC; the tax years 2011-2013 for US entities remain open to examination by tax authorities in the US.

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

Franchise Arrangements

In 2010, the Company began entering into area product franchise agreements with franchisees who operate specialty furniture stores carrying only Nova-branded products. The product franchise agreement provides for the franchisee to retail Nova-brand furniture products for a period of one year from the date of the agreement. The franchisee is required to pay a deposit of RMB 30,000 at the signing of the agreement, which is used as payment for future purchases and is deferred on the Company’s balance sheet as a customer deposit. The franchisee is required to guarantee a minimum purchase amount from the Company during the contract period. The Company has the right to terminate the agreement should the franchisee fail to meet the minimum purchase amounts. The Company provides the franchisee with store images and designs, signage, floor plan product information and training. In addition, the Company will rebate a per square meter subsidy to the franchisee for the store build-out within six months from the agreement date. The franchisee earns 30% of the rebate on its initial purchase from the Company and then at a rate of 5% of each subsequent purchase until fully refunded of its deposit or six months from the agreement date, whichever is earlier. At March 31, 2014 and December 31, 2013, the Company had franchising subsidy payable of $148,324 and $149,667, respectively, and was included in other payables. In accordance with ASC 605-50, as the Company does not receive an identifiable benefit from these rebates, the rebates are recorded as a reduction of revenue on sales to the franchisees.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead that are directly attributable to the production of the products. Write-down of inventory to the lower of cost or net realizable value is also recorded in the cost of sales.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the three months ended March 31, 2014 and 2013, shipping and handling costs were $117,472 and $103,567, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $104,923 and $97,363 for the three months ended March 31, 2014 and 2013, respectively.

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

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013

Net income	$303,552	$1,178,467

Weighted average shares outstanding – basic	19,348,479	18,536,699
Effect of dilutive securities:
Unexercised warrants	200,186	101,584

Weighted average shares outstanding – diluted	19,548,665	18,638,283

Earnings per share – basic	$0.02	$0.06
Earnings per share – diluted	$0.02	$0.06

At March 31, 2014 and December 31, 2013, the Company had no options to purchase shares of common stock outstanding and warrants to purchase 334,140 and 522,473 shares of common stock were outstanding and exercisable, respectively.  For the three months ended March 31, 2014 and 2013, 0 and 155,100 shares purchasable under the warrants were excluded from EPS as their effects were anti-dilutive.

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

One and two major customers accounted for 11% and 30% (20% and 10% for each) of the Company’s sales for the three months ended March 31, 2014 and 2013, respectively.  Accounts receivable from these customers amounted to $5,476,184 and $4,927,157 as of March 31, 2014 and 2013, respectively.

The Company purchased its products from four major vendors during the three months ended March 31, 2014, and from five major vendors during the three months ended March 31, 2013, accounting for 56% (16%, 15%, 15% and 10% for each) and 70% (17%, 15%, 14%, 12% and 12% for each) of the purchases, respectively. Accounts payable to these vendors were $2,407,683 and $1,368,065 as of March 31, 2014 and 2013, respectively.

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

The RMB to USD exchange rates in effect as of March 31, 2014 and December 31, 2013, were RMB6.1521 = USD$1.00 and RMB6.0969 = USD$1.00, respectively. The weighted-average RMB to USD exchange rates in effect for the three months ended March 31, 2014 and 2013, were RMB6.1180 = USD$1.00 and RMB6.2785 = USD$1.00, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of the People’s Republic of China.

Comprehensive Income

The Company follows FASB ASC 220 “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the consolidated statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended March 31, 2014 and 2013 included net income and foreign currency translation adjustments.

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

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists.” The amendments in this ASU are to improve the current U.S. GAAP because they are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carry-forwards, similar tax losses, or tax credit carry-forwards exist. Current U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

As of March 31, 2014, the adoption of ASU 2013-11 did not have an impact on our statement of operations but did impacted our balance sheet classification, with a decrease in long-term deferred tax assets and a corresponding decrease in long term income tax payable by approximately $55,000.

Note 3 - Inventories

As of March 31, 2014 and December 31, 2013, inventories consisted of the following:

	March 31,	December 31,
	2014	2013

Raw material	$292,993	$250,914
Work in progress	1,360,844	964,587
Finished goods	1,391,825	2,138,133

	$3,045,662	$3,353,634

Note 4 - Heritage and Cultural Assets

As of March 31, 2014 and December 31, 2013, Nova Museum had heritage and cultural assets of $131,800 and $132,993, consisting principally of collectibles and antiques for exhibition. Depreciation is not required to be provided on heritage assets that have indefinite lives and no reduction in their value with the passage of time; however, the carrying amount of the heritage and cultural assets will be reviewed when there is evidence of impairment in accordance with ASC 360-10.

Note 5 - Plant, Property and Equipment, Net

As of March 31, 2014 and December 31, 2013, plant, property and equipment consisted of the following:

	March 31,	December 31,
	2014	2013

Building and workshops	$10,847,045	$10,945,252
Office equipment	713,273	659,947
Autos	315,899	318,759
Machinery	5,069,358	4,921,867
Decoration and renovation	881,339	775,874
Less: accumulated depreciation	(4,728,628)	(4,475,061)

	$13,098,286	$13,146,638

Depreciation expense was $294,251 and $193,454 for the three months ended March 31, 2014 and 2013, respectively.

Note 6 - Construction in Progress

At March 31, 2014 and December 31, 2013, the construction in progress was $809,463 and $1,024,645, respectively, consisted of cost of equipment and machinery to be installed in a new manufacturing plant at Nova Dongguan, the factory construction was substantially completed and the Company is in the stage of purchasing and installing the manufacturing machines and equipment.

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

Intangible assets consisted of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013

Land use right	$1,138,699	$1,149,009
Customer relationship	6,150,559	6,150,559
Trademark	200,000	200,000
Less: accumulated amortization	(641,237)	(522,577)

	$6,848,021	$6,976,991

Amortization of intangible assets was $119,902 and $36,829 for the three months ended March 31, 2014 and 2013, respectively. Annual amortization expense is expected to be approximately $472,800 for each year from 2014 to 2016, $449,400 for 2017, $432,800 for 2018, and $431,900 for 2019.

Note 8 - Prepaid Expenses and Other Receivables

Other current assets consisted of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013

Prepaid expenses	$524,069	$546,364
Other receivables	110,767	102,256
Total	$634,836	$648,620

Other receivables represented cash advances to employees, security deposit and exhibition deposits. At March 31, 2014, prepaid expenses included prepayments for marketing of approximately $180,000, research and development fee of approximately $94,300, insurance of approximately $85,800, Shanghai show expenses of approximately $22,800, IR expense of approximately $95,800 and other prepaid expenses of approximately $45,300. At December 31, 2013, prepaid expenses included prepayments for consulting of approximately $100,000, designing fee for show rooms of approximately $245,040, insurance of approximately $115,600, and IR expense of approximately $80,200.

Note 9 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013

Other payables	$116,163	$119,481
Salary payable	760,629	500,057
Financed insurance premiums	12,811	61,147
Accrued consulting fees	153,262	174,710
Franchising subsidy	148,324	149,667
Accrued rents	155,972	164,982
Accrued expenses, others	438,844	288,113

Total	$1,786,005	$1,458,157

At March 31, 2014 and December 31, 2013, other accrued expenses mainly included auditing, legal, designer fee and utilities.  Other payables represented payables to landlord, contractors and vendors other than for purchase of materials. Franchising subsidy represented the accrued amount the Company will pay to its franchisees as a rebate to support their franchise store decoration expense.

Note 10 - Line of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.5% and maturity on June 1, 2015. The line of credit is secured by all of assets of Diamond Bar Outdoors, Inc., a subsidiary of Nova Lifestyle and guaranteed by Nova Lifestyle. As of March 31, 2014 and December 31, 2013, Diamond Bar had $4,506,727 and $4,754,258 outstanding on the line of credit, respectively.  During the three months ended March 31, 2014 and 2013, the Company recorded interest expense of $43,732 and $39,781, respectively.

In June 2013, the loan was modified for the following covenants: (i) maintain a minimum tangible net worth of not less than $5 million; (ii) maintain a current ratio in excess of 1.25 to 1.00; and (iii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iv) the pre-tax income must be not less than 1.000% of total revenue quarterly. As of March 31, 2014, Diamond Bar was in compliance with all the covenants.  In addition, the loan agreement provided a cross default provision whereby an event of default on this loan will cause the Nova Macau loan, which is described below, to also be in default, as both loans are from the same lender.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,280,356 (RMB 20 million) with maturity on April 24, 2015.  As of March 31, 2014 and December 31, 2013, Nova Dongguan had $812,731 (RMB 5.00 million) with maturity on November 20, 2014 and $820,089 (RMB 5.00 million) outstanding on the line of credit, respectively.  The loan currently bears monthly interest of 0.55% and requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was secured by the building of Nova Dongguan and guaranteed by Nova Dongguan and the Company’s CEO. During the three months ended March 31, 2014 and 2013, the Company recorded interest expense of $13,485 and $15,532, respectively.

On August 24, 2012, Nova Macao entered into an agreement with a commercial bank in Hong Kong for a line of credit of up to $8,000,000 with maturity on August 23, 2013. On August 23, 2013, the Company renewed the line of credit with annual interest rate of 4.25% and maturity on November 21, 2013. On December 17, 2013, the Company renewed the line of credit of up to $6,500,000 with maturity on January 30, 2015. The loan requires monthly payment on the interest and the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance. As of March 31, 2014 and December 31, 2013, Nova Macao had $1,848,000 outstanding on the line of credit. During the three months ended March 31, 2014 and 2013, the Company paid interest of $21,380 and $19,084, respectively.

The loan has the following covenants: (i) total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $6,500,000, (b) insurance claim limits and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible account receivables are insured buyers by Sinosure assigned to the bank and within established insurance limit; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount should be settled with 7 days by Nova Furniture Macao Commercial Offshore Limited; and. (v) the Company maintains a debt to tangible net worth ratio of not in excess of 3.0x throughout the whole term of the loan. As of March 31, 2014, Nova Macao was in compliance with all the covenants.

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

Note 12 - Deferred Rent Payable

Deferred rent payable represented supplemental payments the Company must pay to the residents who originally lived on the land in Dongguan, Guangdong Province, China, to which the Company acquired land use rights for commercial use. The Company was required to pay an annual amount at RMB 800 per mu (or 666.67 square meters) for a total of 60 mu (or 40,000 square meters) starting from 2003 for 60 years. The payment increases 10% every 5 years. The Company recorded such expense on a straight-line basis. During the three months ended March 31, 2014 and 2013, the Company recorded expense of $4,956 and $3,406, respectively. As of March 31, 2014 and December 31, 2013, the Company had $69,833 and $74,152 of deferred rent payable, respectively.

Note 13 - Stockholders’ Equity

Warrants

Following is a summary of the warrant activity for the three months ended March 31, 2014:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2014	522,473	$2.93	0.93
Exercisable at January 1, 2014	522,473	$2.93	0.93
Granted	-	-	-
Exercised	188,333	2.30	-

Outstanding at March 31, 2014	334,140	3.29	0.82
Exercisable at March 31, 2014	334,140	3.29	0.82

Shares issued to IR firm

On August 3, 2012, the Company entered into a contract with an investor relations firm. The Company agreed to issue 100,000 shares of common stock to the firm for 24 months of investor relation services. On August 15, 2012, the Company issued the first 50,000 of such 100,000 shares to the investor relations firm, at $2.75 per share, which was the stock price on the date of contract. The remaining 50,000 common stock shares were to be issued to the investor relations firm within 180 business days of the contract signing date and the Company issued the remaining 50,000 common stock shares on April 30, 2013.  During three months ended March 31, 2014 and 2013, the Company amortized $34,375 as IR expense.

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

On July 1, 2013, the Company entered into a consulting agreement with a consulting firm in China for providing management M&A, business strategy and financing consultation services effective July 15, 2013. The Company agreed to issue 50,000 shares of common stock to the firm for 12 months of consulting services starting on July 15, 2013. The Company also agreed to issue three-year warrants for the firm to purchase 50,000 shares of the Company’s common stock with an exercise price of $4 per share. Both the common stock and warrants shall be issued to Consultant or its designees within 7 business days upon execution of the Agreement. The fair value of the 50,000 shares of common stock was $200,000 at July 1, 2013, and will be amortized over the service term.  During the three months ended March 31, 2014, the company amortized $50,000 as consulting expenses.

The warrants issued to the consulting firm are exercisable for a fixed number of shares, and classified as equity instruments. The Company accounted for the warrants issued based on the fair value method under ASC Topic 505, and the fair value of the warrants was calculated using the Black-Scholes model under the following assumptions: estimated life of 3 years, volatility of 353%, risk-free interest rate of 0.66% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. Because these equity-classified warrants are vested immediately and are non-forfeitable; based on ASC 505-50, performance commitment has been reached at the grant date, and accordingly, the measurement date is the grant date.  The fair value of the warrants issued to the consulting firm at grant date was $194,989, and will be amortized over the service term. During the three months ended March 31, 2014, the company recorded $38,314 as warrants expense.

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

At March 31, 2014 and December 31, 2013, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital. Nova Dongguan did not make any transfer to surplus reserves due to its accumulated deficit.

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

Note 15 - Geographical Sales

Geographical distribution of sales consisted of the following for the three months ended March 31, 2014 and 2013:

	March 31,	March 31,
Geographical Areas	2014	2013

China*	$3,075,618	$3,218,490
North America	11,234,232	7,880,892
Asia**	532,792	455,321
Europe	2,911,720	3,272,538
Australia	-	74,127
Hong Kong	128,530	95,583

	$17,882,892	$14,996,951

* excluding Hong Kong
** excluding China

Note 16 - Commitments and Contingencies

Lease Commitment

On June 17, 2013, Diamond Bar entered into a lease agreement for office, warehouse, and storage and distribution space with five years term from November 1, 2013 to October 31, 2018. The lease agreement also provides an option to extend for an additional six-year term. The monthly rental payment is $42,000 with 3% increase annually.  The rent will be recorded on a straight-line basis over the term of the lease.

On September 19, 2013, Bright Swallow entered into a lease agreement for office space with two years term from October 1, 2013, to September 30, 2015. The monthly rental payment is 20,000 Hong Kong Dollars ($2,580 at September 30, 2013).

The Company has entered into several lease agreements for office and warehouse space in Commerce, California and showroom space in Las Vegas, Nevada and High Point, North Carolina with month-to-month or annual terms.

Diamond Bar subleased portion of its warehouse to one of its customers. The sublease income was recorded against the rental expense. Total rental expense for the three months ended March 31, 2014 and 2013 was $102,609 and $127,200, respectively. The estimated annual rental expense for lease commitments is as follows:

12 Months Ended March 31	Amount
2015	$518,774
2016	503,306
2017	487,838
2018	487,838
2019	284,572
Thereafter	-
Total	$2,282,328

Capital Contribution

Nova Dongguan’s total registered capital is $20 million. As of March 31, 2014 and December 31, 2013, Nova Dongguan received $15.60 million and $14.60 million in capital contributions, respectively. In April 2014, Nova Dongguan received the remaining $4.40 million capital contribution; thus, the total registered capital of $20 million was received in full.

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

On June 30, 2011, the Company entered into a one-year employment agreement with Thanh H. Lam to serve as the Company’s president. The agreement, as amended effective as of September 1, 2011, provides for an annual salary of $80,000 and an annual bonus at the sole discretion of the Board. The agreement was automatically extended for another year at June 30, 2012. On May 3, 2013, the Company entered an amended and restated employment agreement with Thanh H. Lam to serve as the Company’s president for five years. The agreement provides for an annual salary of $80,000, 200,000 shares of the Company’s common stock and an annual bonus at the sole discretion of the Board. The 200,000 shares to be issued to Ms. Lam are subject to the terms of a stock award agreement. The first 50,000 shares of common stock shall be vested immediately, and the remaining shares shall be vested at 50,000 shares per year for three years on each anniversary of the effective date of the stock award agreement. During the three months ended March 31, 2014, the Company recorded $47,775 as stock-based compensation to Thanh H Lam.

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

The acquisition closing date was April 24, 2013. Since there were no material transactions from April 24, 2013 to April 30, 2013, May 1, 2013 has been designated as the acquisition date in these financial statements.  The Company expects to realize synergies from combining the Bright Swallow operations with its own.  Revenue of Bright Swallow included in the consolidated income statement for the three months ended March 31, 2014 was $1,651,698.  Net loss of Bright Swallow included in the consolidated income statement for the years ended March 31, 2014 was $7,679.  Under the acquisition method of accounting, the total purchase price is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition with the excess recorded as goodwill.  Goodwill represents the synergies expected from combining Bright Swallow’s business with the Company’s existing operations.  Goodwill is expected to be deductible for tax purposes over a period of 15 years. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$342,029
Accounts receivable	2,317,889
Other receivable	110,000
Customer relationship	6,100,559
Goodwill	808,518
Accounts payable	(2,670,477)
ASC 740 income tax liabilities	(508,518)
Net assets acquired	$6,500,000

The following unaudited pro forma consolidated results of operations of Nova LifeStyle and Bright Swallow for the years three months March 31, 2013, presents the operations of Nova LifeStyle and Bright Swallow as if the acquisition of Bright Swallow occurred on January 1, 2013. The unaudited pro forma consolidated results of operation for the three months ended March 31, 2013.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

March 31,
2013
(Unaudited)

Net sales	$17,397,568

Net income	$1,325,112

Basic weighted average shares outstanding	18,536,699
Diluted weighted average shares outstanding	18,638,283

Basic net earnings per share	$0.07
Diluted net earnings per share	$0.07

Note 18 - Subsequent Events

The company has evaluated subsequent events through the issuance of the consolidated financial statements and the following subsequent event has been identified that requires disclosure in this section.

On April 14, 2014, the Company entered into a Securities Purchase Agreement with certain purchasers pursuant to which the Company will sell to the Buyers, in a registered direct offering, an aggregate of 1,320,059 shares of common stock, par value $0.001 per share, at a negotiated purchase price of $6.78 per share, for aggregate gross proceeds to the Company of $8.95 million, before deducting fees to the placement agent of $716,000 and other estimated offering expenses of $20,000 payable by the Company.

As part of the transaction, the Buyers will also receive (i) Series A warrants to purchase up to 660,030 shares of Common Stock in the aggregate at an exercise price of $8.48 per share (the “Series A Warrants”). ; (ii) Series B warrants to purchase up to 633,628 shares of Common Stock in the aggregate at an exercise price of $6.82 per share (the “Series B Warrants”); and (iii) Series C warrants to purchase up to 310,478 shares of Common Stock in the aggregate at an exercise price of $8.53 per share (the “Series C Warrants” and together with the Series A Warrants and the Series B Warrants, the “Warrants”). The Series A Warrants have a term of four years and are exercisable by the holders at any time after the date of issuance. The value of warrants was determined by using the Binomial option pricing model with the following assumptions: risk-free interest rate – 0.82%; dividend yield – 0%; expected volatility – 121%. The fair value of the Warrants was $2,996,634. The Series B Warrants have a term of six months and are exercisable by the holders at any time after the date of issuance. The value of warrants was determined by using the Binomial option pricing model with the following assumptions: risk-free interest rate – 0.06%; dividend yield – 0%; expected volatility – 99%  The fair value of the Warrants was $922,105. The Series C Warrants have a term of four years and are exercisable by the holders at any time after the date of issuance. After the six month anniversary of the issuance date of the Series C Warrants, to the extent that a holder of Series C Warrant exercises less than 70% of such holder’s Series B Warrants and the closing sale price of the Common Stock is equal to or greater than $9.81 for a period of ten consecutive trading days, then the Company may purchase the entire then-remaining portion of such holder’s Series C Warrants for $1,000. The value of warrants was determined by using the Binomial option pricing model with the following assumptions: risk-free interest rate – 0.82%; dividend yield – 0%; expected volatility – 121%. The fair value of the Warrants was $1,408,265.

In addition, the Company granted Placement Agent or its designees at the Closing warrants to purchase that number of shares of common stock of the Company equal to seven percent (7%) of the aggregate number of Shares placed in the Placement.  The Placement Agent Warrants shall have the same terms, including exercise price, anti-dilution and registration rights, as the warrants issued to the Investors in the Placement.  The placement agent and its designees received Series PA warrants to purchase up to 92,404 shares of common stock at the closing.  The value of Placement Agent Series PA warrants was determined by using the Binomial option pricing model with the following assumptions: risk-free interest rate – 0.91%; dividend yield – 0%; expected volatility – 122%. The fair value of the Warrants was $332,862.

According to FASB ASC 815-40-15, these warrants will be classified as a liability on the balance sheet, initially recorded at fair value with changes in fair value recorded in earnings at each reporting period as they have a settlement provision for adjusting the strike price if new equity is issued at a later date at a price below the strike price.

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

Our acquisition of Bright Swallow International Group Limited, an established furniture company with a global client base was finalized on April 24, 2013, and all issued and outstanding shares of Bright Swallow have been transferred to Nova by Bright Swallow's previous sole owner Mr. Zhu Wei, as that purchase has become an integral part of the Nova LifeStyle brand family. The purchase price for the acquisition was $6.5 million in cash and was fully paid at the closing of the acquisition. Bright Swallow’s complementary product line and geographical reach will offer Nova LifeStyle an ideal opportunity to expand its overall global market presence.  Bright Swallow’s current client, Canadian based The Brick Limited (www.TheBrick.com) has over 200 locations and provides an excellent example of this exceptional integration opportunity. This new brand also provides Nova LifeStyle with an excellent opportunity to market to existing Bright Swallow partners and increase its sales accordingly.  Bright Swallow is a British Virgin Island company with its principal offices relocated to Macao.  On October 1, 2013, Bright Swallow moved to a new office in Hong Kong in order to expand its business there.

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

We are a U.S. holding company with no material assets other than the ownership interests of our wholly owned subsidiaries through which we market, design, manufacture and sell residential furniture worldwide: Nova Dongguan, Nova Macao, Nova Museum, Nova Furniture, Bright Swallow, Diamond Bar and Ding Nuo, with each of Nova Museum and Ding Nuo a wholly owned subsidiary of Nova Dongguan. Nova Furniture (Dongguan) Co., Ltd. (“Nova Dongguan”) is a wholly foreign owned enterprise (“WFOE”) and was incorporated under the laws of the PRC on June 6, 2003. Nova Furniture Macao Commercial Offshore Limited (“Nova Macao”),was organized under the laws of Macao on May 20, 2006. Nova Dongguan organized Nova Dongguan Chinese Style Furniture Museum (“Nova Museum”), on March 17, 2011, as a non-profit organization under the laws of the PRC engaged in the promotion of the culture and history of furniture in China. Nova Dongguan and Nova Macao are wholly owned subsidiaries of Nova Furniture Limited (“Nova Furniture”), a wholly owned subsidiary of the Company, organized under the laws of the BVI on April 29, 2003. We acquired Nova Furniture pursuant to the Share Exchange Agreement on June 30, 2011. Diamond Bar Outdoors, Inc. (“Diamond Bar”), is a California corporation organized on June 15, 2000, which we acquired pursuant to a stock purchase agreement on August 31, 2011.  On April 24, 2013, we acquired all of the outstanding stock of Bright Swallow; the purchase price was $6.5 million in cash and was fully paid at the closing of the acquisition.  In 2013, we formed Ding Nuo as a new subsidiary, which is held 90.91% by Nova Furniture and 9.09% by Mr. Gu XingChang, as described above.

Nova Dongguan markets and sells our products in China to stores in our franchise network and to wholesalers and agents for domestic retailers and exporters. Nova Dongguan also provides the design expertise and facilities to manufacture our branded products and products for international markets under Original Design Manufacturer (“ODM”) and Original Equipment Manufacturer (“OEM”) agreements. Nova Macao is a trading company, importing, marketing and selling products designed and manufactured by Nova Dongguan and third party manufacturers for the U.S. and international markets.  Nova Macao manages all aspects of Nova Dongguan’s export market. Diamond Bar markets and sells products manufactured by us and third party manufacturers under the Diamond Sofa brand to distributors and retailers principally in the U.S. market. Newly-acquired Bright Swallow sells products manufactured by third party manufacturers through The Brick Limited which is principally in the Canadian market. Newly organized Ding Nuo is primarily engaged in conducting business with IKEA. We added a factory in 2011 and completed construction of a new plant at our Nova Dongguan facilities in the second quarter of 2013. The manufacturing capacity provided by these new plants will help Nova Dongguan maintain current and anticipated levels of production on pace with our anticipated expansion and increase in sales to China. We intend to meet our liquidity requirements, including capital expenditures related to the expansion of our manufacturing facilities at Nova Dongguan, purchase of raw materials and the expansion of our business, through cash flow provided by operations, our existing credit facilities, and any possible equity financing.

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

Accounts Receivable

Our policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  In 2012, the company elected to establish a bad debt allowance in consideration of (1) the many collections-based variables associated with a fast growing global operation and (2) being subject to possible defaults that cannot be reasonably anticipated. The Company maintained an allowance for bad debt of $247,019 and $280,055 as of March 31, 2014 and December 31, 2013, respectively.

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

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists.” The amendments in this ASU are to improve the current U.S. GAAP because they are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carry-forwards, similar tax losses, or tax credit carry-forwards exist. Current U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

As of March 31, 2014, the adoption of ASU 2013-11 did not have an impact on our statement of operations but did impacted our balance sheet classification, with a decrease in long-term deferred tax assets and a corresponding decrease in long term income tax payable by approximately $55,000.

Results of Operations

Comparison of three months Ended March 31, 2014 and 2013

The following table sets forth the results of our operations for the three months ended March 31, 2014 and 2013. Certain columns may not add due to rounding.

	Three Months ended March 31,
	2014		2013
	$	% of Sales	$	% of Sales
Net sales	17,882,892		14,996,951
Cost of sales	14,630,017	82%	11,750,848	78%
Gross profit	3,252,875	18%	3,246,103	22%
Operating expenses	2,697,974	15%	1,766,755	12%
Income from operations	554,901	3%	1,479,348	10%
Other income (expenses), net	(78,664)	-%	(124,827)	(1)%
Income tax expense	172,685	1%	176,054	1%
Net income	303,552	2%	1,178,467	8%

Net Sales

Net sales for the three months ended March 31, 2014 were $17.88 million, an increase of 19% from $15.00 million in the same period of 2013; this increase in net sales resulted primarily from a 9% increase in sales volume due to an 8% decrease in average selling price.  Our newly acquired subsidiary Bright Swallow contributed $1.65 million to sales for the three months ended March 31, 2014. Our overall average selling price decreased approximately 8% in the three months ended March 31, 2014 compared to 2013, resulting primarily from increased sales volume of low price products and finished goods purchased from third party manufacturers (with relatively lower profit margin) in both the China domestic market and worldwide. Our largest selling product categories in the three months ended March 31, 2014 and 2013 were sofas, cabinets and dining tables, which accounted for approximately 38%, 17% and 14% of sales, respectively, for the three months ended March 31, 2014 and 20%, 16% and 17% of sales, respectively, for the three months ended March 31, 2013.

Of the $2.89 million increase in net sales in the three months ended March 31, 2014 compared to the same period of 2013, $3.03 million (more than the total increase in net sales) was attributable to sales in markets other than China (China sales decreased in the three months ended March 31, 2014 described below), principally as a result of increased sales in North America. North American sales increased 43% to $11.23 million in the three months ended March 31, 2014 compared to $7.88 million in the same period of 2013 as we aggressively expanded sales to the U.S. and Canadian markets and integrated the operations of Diamond Bar and newly-acquired Bright Swallow.  As part of our gradual change in sales and marketing strategy starting in 2012, we increased marketing efforts in the U.S. markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Europe were $2.91 million in the three months ended March 31, 2014, a decrease of 11.03% from $3.27 million in the same period of 2013. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. Sales to Asia, including Hong Kong and other countries, increased to $0.66 million in the three months ended March 31, 2014 compared to $0.55 million in the same period of 2013, primarily due to increase of the sales orders from our major customers in Asia.

Sales to China, which includes sales to franchisees in addition to wholesalers and agents to domestic retail stores and distributors for the export market, accounted for 17% of sales in the three months ended March 31, 2014 compared to 21% of sales in the same period of 2013. Sales to franchisees selling our branded products in China contributed approximately $0.57 million or 19% of our total China sales in the three months ended March 31, 2014 compared to $0.55 million or 17% in the same period of 2013. The Company is currently adopting new image standards as well as product lines for its franchise operations that will take time to develop.  First, through our production line, we intend to produce some products made from marble material. Second, we intend to import a range of additional products from the U.S. or Europe. We also intend to enrich our product lines to include Bedroom series, like Beds, Bed side tables, mattresses (which could be imported or purchased in China) and Bedding sets including Bed sheets, pillowcases, quilt covers, etc.(which can be purchased within China). We expect this trend to reverse itself in the near future.  Overall sales to China decreased 4% to $3.08 million in the three months ended March 31, 2014 compared to $3.22 million in the same period of 2013.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 25% to $14.63 million in the three months ended March 31, 2014 compared to $11.75 million in the same period of 2013 due primarily to an increase in sales and production. Cost of sales for products that we manufactured was $3.59 million in the three months ended March 31, 2014, a 29% increase from $2.78 million in the same period of 2013. Material costs, labor costs and related overhead accounted for 68%, 18% and 14% of cost of sales for such products in the three months ended March 31, 2014 compared to 67%, 23% and 10% in the same period of 2013, respectively. The cost of products purchased from third party manufacturers increased 23% to $11.04 million in the three months ended March 31, 2014 from $8.98 million in the same period of 2013. The increase of products purchased from third party manufacturers is primarily due to increased sales orders, which exceeded the company’s current manufacturing capacity, and purchase of Bright Swallow, which is a furniture wholesale company. Cost of sales as a percentage of net sales was 82% in the three months ended March 31, 2014 compared to 78% in the same period of 2013. The increase in cost of sales as a percentage of net sales from the three months ended March 31, 2014 to 2013 resulted primarily from increased cost of products purchased from third party manufacturers and increased factory overhead resulting from the economies of scale.

Gross Profit

Gross profit increased 0.2% to $3.25 million in the three months ended March 31, 2014 compared to $3.25 million in the same period of 2013. Our gross profit margin decreased to 18% in the three months ended March 31, 2014 compared to 22% in the same period of 2013. The decrease in gross profit margin resulted primarily from increased cost of sales as a percentage of net sales, which was due primarily to changes in our sales and marketing strategy that included increased purchases of products from other manufacturers and a decreased percentage of self-produced products, and increased factory overhead; in addition, we attracted more sales orders from certain big trading company customers by lowering the selling price to them.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses. Operating expenses increased 53% to $2.70 million in the three months ended March 31, 2014 from $1.77 million in the same period of 2013. Selling expense increased 2% to $0.74 million in the three months ended March 31, 2014 from $0.72 million in the same period of 2013 due primarily to increased sales. General and administration expense increased by 88% to $1.96 million in the three months ended March 31, 2014 from $1.04 million in the same period of 2013 due primarily to stock compensation expense of $47,700 to the Company’s president and an increase of amortization expense of Bright Swallow’s customer relationship by $101,600, auditor fees by $85,400, independent director fees by $20,000, rents by $79,600, insurance by $83,800, research and development expenses by $151,600, license fee for listing Nasdaq by $126,000, salary by $66,600, and warrant expenses by $38,300.

Other Income (Expense)

Other expenses were $78,664 in the three months ended March 31, 2014, compared with other expenses of $124,827 in the same period of 2013, a decrease of $46,163. The decrease in other expenses was due primarily to the subsidy income of $49,000 from Chinese government for encouraging and supporting the Company on business expansion of approximately $41,500 and compensating for export credit insurance of approximately $7,500 during the three months ended March 31, 2014.

Income Tax Expense

Income tax expense was $172,685 in the three months ended March 31, 2014 compared with $176,054 in the same period of 2013.  The decrease in income tax expense is mainly due to decreased taxable income.

Net Income

Net income was $0.30 million in the three months ended March 31, 2014, a decrease of 74.0% from $1.18 million for the same period of 2013. Our net profit margin was 2% in the three months ended March 31, 2014, a decrease of 6% from 8% for 2013, due to the reasons explained above. The decrease in profit margin resulted primarily from increased cost of sales as a percentage of net sales, which was due primarily to changes in our sales and marketing strategy that included increased purchases of products from other manufacturers and a decreased percentage of self-produced products, and overall price increases on labor as a result of continuous inflation in China and increased factory overhead; in addition, we attracted more sales orders from certain big trading company customers by lowering the selling price to them.

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

We had net working capital of $27,882,493 at March 31, 2014, a decrease of $1,011,789 from net working capital of $28,894,282 at December 31, 2013. The ratio of current assets to current liabilities was 3.66-to-1 at March 31, 2014.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2014 and 2013:

	2014	2013
Cash (used in) provided by:
Operating activities	$(286,133)	$(362,868)
Investing activities	(154,729)	(1,796,439)
Financing activities	186,510	(390,203)

Net cash used in operating activities was $0.29 million in the three months ended March 31, 2014, a decrease of cash outflow of $0.08 million or 21% from $0.36 million of cash used in operating activities in 2013. The decrease in cash outflow was attributable primarily to improve timely collection on accounts receivables and less payment made for outstanding accounts payable ($0.96 million outflow in the three months ended March 31, 2014 compared to $2.38 million outflow in the same period of 2013), even though we had increased cash outflow on advances to suppliers ($3.63 million outflow in the three months ended March 31, 2014 compared to $0.32 million outflow in the same period of 2013).

Net cash used in investing activities was $0.15 million in the three months ended March 31, 2014, a decrease of $1.64 million or 91% from $1.80 million in the same period of 2013. In the three months ended March 31, 2014, we paid $0.15 million for the acquisition of property and equipment. In the same period of 2013, we paid $1.50 million as a deposit for the acquisition of Bright Swallow, $0.06 million for the acquisition of property and equipment, and $0.23 million for construction in progress for Dongguan new plant construction.

Net cash provided by financing activities was $0.19 million in three months ended March 31, 2014 compared to the cash outflow of $0.39 million in the same period of 2013. In the three months ended March 31, 2014, we repaid $6.75 million for bank loans, but borrowed $6.50 million from bank loans, and received $0.43 million from warrants exercised. In the same period of 2013, we received $3.71 million proceeds from bank loans, but repaid $4.10 million from bank loans.

As of March 31, 2014, we had gross accounts receivable of $25,475,031 of which $15,695,260 was with aging within 90 days, $9,779,771 was with aging over 90 days; we had an allowance for bad debt of $247,019 for accounts receivables. The decrease in accounts receivable was primarily due to most of the accounts receivable of December 31, 2013 has been collected in January and February of 2014.

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

Nova Dongguan’s total registered capital is $20 million. As of March 31, 2014 and December 31, 2013, Nova Dongguan received $15.60 million and $14.60 million in capital contributions, respectively. In April 2014, Nova Dongguan received the remaining $4.40 million capital contribution; thus, the total registered capital of $20 million was received in full.

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

Subsequent to the end of the quarter ended March 31, 2014, the Company entered into a Securities Purchase Agreement on April 14, 2014, with certain purchasers pursuant to which the Company will sell to the Buyers, in a registered direct offering, an aggregate of 1,320,059 shares of common stock, par value $0.001 per share, at a negotiated purchase price of $6.78 per share, for aggregate gross proceeds to the Company of $8.95 million.

As part of the transaction, the Buyers will also receive (i) Series A warrants to purchase up to 660,030 shares of Common Stock in the aggregate at an exercise price of $8.48 per share (the “Series A Warrants”). ; (ii) Series B warrants to purchase up to 633,628 shares of Common Stock in the aggregate at an exercise price of $6.82 per share (the “Series B Warrants”); and (iii) Series C warrants to purchase up to 310,478 shares of Common Stock in the aggregate at an exercise price of $8.53 per share (the “Series C Warrants” and together with the Series A Warrants and the Series B Warrants, the “Warrants”). The Series A Warrants have a term of four years and are exercisable by the holders at any time after the date of issuance. The Series B Warrants have a term of six months and are exercisable by the holders at any time after the date of issuance. The Series C Warrants have a term of four years and are exercisable by the holders at any time after the date of issuance. After the six month anniversary of the issuance date of the Series C Warrants, to the extent that a holder of Series C Warrant exercises less than 70% of such holder’s Series B Warrants and the closing sale price of the Common Stock is equal to or greater than $9.81 for a period of ten consecutive trading days, then the Company may purchase the entire then-remaining portion of such holder’s Series C Warrants for $1,000.  The shares and warrants were registered on a takedown of our shelf registration statement described below.

Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.5% and maturity on June 1, 2015. The line of credit is secured by all of the assets of Diamond Bar Outdoors, Inc., a subsidiary of Nova Lifestyle and is guaranteed by Nova Lifestyle. As of March 31, 2014 and December 31, 2013, Diamond Bar had $4,506,727 and $4,754,258 outstanding on the line of credit, respectively.  During the three months ended March 31, 2014 and 2013, the Company recorded interest expense of $43,732 and $39,781, respectively, related to this agreement.

In June 2013, the loan was modified for the following covenants: (i) maintain a minimum tangible net worth of not less than $5 million; (ii) maintain a current ratio in excess of 1.25 to 1.00; and (iii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iv) the pre-tax income must be not less than 1.000% of total revenue quarterly. As of March 31, 2014, Diamond Bar was in compliance with all the covenants.  In addition, the loan agreement provided a cross default provision whereby an event of default on this loan will cause the Nova Macau loan, which is described below, to also be in default, as both loans are from the same lender.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,280,356 (RMB 20 million) with maturity on April 24, 2015.  As of March 31, 2014 and December 31, 2013, Nova Dongguan had $812,731 (RMB 5.00 million) with maturity on November 20, 2014 and $820,089 (RMB 5.00 million) outstanding on the line of credit, respectively.  The loan currently bears monthly interest of 0.55% and requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was secured by the building of Nova Dongguan and is guaranteed by Nova Dongguan and the Company’s CEO. During the three months ended March 31, 2014 and 2013, the Company recorded interest expense of $13,485 and $17,334, respectively, related to this agreement.

On August 24, 2012, Nova Macao entered into an agreement with a commercial bank in Hong Kong for a line of credit of up to $8,000,000 with maturity on August 23, 2013. On August 23, 2013, the Company renewed the line of credit with annual interest rate of 4.25% and maturity on November 21, 2013. On December 17, 2013, the Company renewed the line of credit of up to $6,500,000 with maturity on January 30, 2015. The loan requires monthly payment of the interest and the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance. As of March 31, 2014 and December 31, 2013, Nova Macao had $1,848,000 outstanding on the line of credit. During the three months ended March 31, 2014 and 2013, the Company paid interest of $21,380 and $19,084, respectively related to this agreement.

The loan has the following covenants: (i) total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $6,500,000, (b) insurance claim limits and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible account receivables are insured buyers by Sinosure assigned to the bank and within established insurance limit; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount should be settled with 7 days by Nova Furniture Macao Commercial Offshore Limited; and. (v) the Company maintains a debt to tangible net worth ratio of not in excess of 3.0x throughout the whole term of the loan. As of March 31, 2014, Nova Macao was in compliance with all the covenants.

Shelf Registration

On February 20, 2014, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000.  The shelf registration statement was declared effective as of March 7, 2014 and expires on March 6, 2017.  As noted above, the shares and warrants issued by the Company on April 14, 2014, were registered on a takedown of the shelf registration.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective as of such date as identified in our internal control over financial reporting below.

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

Changes in Internal Control over Financial Reporting

As of March 31, 2014, we have identified certain matters that constituted a material weakness in our internal control over financial reporting. Specifically, we lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NOVA LIFESTYLE, INC.
(Registrant)
Date: May 15, 2014	By:	/s/ Ya Ming Wong
Ya Ming Wong Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2014		/s/ Yuen Ching Ho
Yuen Ching Ho Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith
‡ Furnished herewith