Form 10-Q
period 2014-06-30
Nova Lifestyle, Inc.
filed 2014-08-11
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 011-36259

NOVA LIFESTYLE, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6565 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,727,316 shares of common stock outstanding as of August 8, 2014.

Nova Lifestyle, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$2,526,928	$2,323,338
Accounts receivable, net	33,092,678	27,967,831
Advance to suppliers	7,964,419	3,535,100
Inventories	4,724,505	3,353,634
Prepaid expenses and other receivables	683,781	648,620
Income tax receivable	--	38,654
Deferred tax asset	242,403	243,682

Total Current Assets	49,234,714	38,110,859

Noncurrent Assets
Heritage and cultural assets	131,785	132,993
Plant, property and equipment, net	14,660,242	13,146,638
Construction in progress	1,667	1,024,645
Lease deposit	92,548	103,122
Deposits	1,393,291	-
Goodwill	218,606	1,027,124
Intangible assets, net	6,728,038	6,976,991
Deferred tax asset, net	--	44,334

Total Noncurrent Assets	23,226,177	22,455,847

Total Assets	$72,460,891	$60,566,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	June 30,	December 31,
	2014	2013

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$7,656,638	$6,895,254
Line of credit	6,947,574	820,089
Advance from customers	158,740	43,077
Accrued liabilities and other payables	1,590,340	1,458,157
Warrant derivative liability	3,448,953	--
Taxes payable	400,572	-

Total Current Liabilities	20,202,817	9,216,577

Noncurrent Liabilities
Line of credit	-	6,602,258
Deferred rent payable	74,753	74,152
Deferred tax liability	10,977	--
Income tax payable	6,065,111	5,944,424

Total Noncurrent Liabilities	6,150,841	12,620,834

Total Liabilities	26,353,658	21,837,411

Contingencies and Commitments

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 20,727,316 and 19,206,024 shares issued and outstanding as of June 30, 2014 and December 31, 2013	20,727	19,206
Additional paid-in capital	24,075,645	20,977,058
Subscription receivable	--	(750,000)
Statutory reserves	6,241	6,241
Accumulated other comprehensive income	2,474,633	2,603,010
Retained earnings	19,529,987	15,873,780

Total Stockholders' Equity	46,107,233	38,729,295

Total Liabilities and Stockholders' Equity	$72,460,891	$60,566,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Net Sales	$43,816,110	$34,160,399	$25,933,218	$19,163,448

Cost of Sales	35,591,560	27,061,440	20,961,543	15,310,592

Gross Profit	8,224,550	7,098,959	4,971,675	3,852,856

Operating Expenses
Selling expenses	1,623,671	1,574,072	888,326	852,276
General and administrative expenses	3,670,726	2,500,699	1,708,097	1,455,740
Goodwill impairment	808,518	--	808,518	--
Loss on disposal fixed assets	22,526	--	22,526	--
				.
Total Operating Expenses	6,125,441	4,074,771	3,427,467	2,308,016

Income From Operations	2,099,109	3,024,188	1,544,208	1,544,840

Other Income (Expenses)
Non-operating expense	167,001	(36,926)	147,343	(15,826)
Change in fair value of warrant liability	2,210,913	--	2,210,913	--
Interest expense	(139,465)	(142,466)	(76,014)	(68,069)
Financial expense	(6,865)	(66,346)	28,006	(37,016)

Total Other Expenses, Net	2,231,584	(245,738)	2,310,248	(120,911)

Income Before Income Tax	4,330,693	2,778,450	3,854,456	1,423,929

Income Tax Expense	674,486	412,903	501,801	236,849

Net Income	3,656,207	2,365,547	3,352,655	1,187,080

Other Comprehensive Income
Foreign currency translation	(128,377)	243,902	3,122	207,294

Comprehensive Income	$3,527,830	$2,609,449	$3,355,777	$1,394,374

Basic weighted average shares outstanding	19,879,336	18,649,161	20,404,360	18,760,387
Diluted weighted average shares outstanding	20,036,396	18,902,873	20,508,436	19,067,296

Basic net earnings per share	$0.18	$0.13	$0.16	$0.06
Diluted net earnings per share	$0.18	$0.13	$0.16	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)

Cash Flows From Operating Activities
Net Income	$3,656,207	$2,365,547
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	829,356	557,607
Stock compensation expense	95,525	276,445
Warrants expense	76,629	--
Change in fair value of warrant liability	(2,210,913)	--
Changes in bad debt allowance	36,551	(7,158)
Goodwill impairment	808,518
Loss on disposal of fixed assets	22,526	--
Changes in operating assets and liabilities:
Accounts receivable	(5,223,478)	1,232,459
Advance to suppliers	(4,728,626)	(249,180)
Inventories	(1,389,265)	(212,982)
Other current assets	(5,102)	27,898
Accounts payable	1,084,988	(1,943,392)
Advance from customers	115,672	(149,633)
Accrued expenses and other payables	107,909	(3,650)
Deferred rent payable	1,282	1,257
Taxes payable	655,955	88,689

Net Cash Provided by (Used in) Operating Activities	(6,066,266)	1,983,907

Cash Flows From Investing Activities
Deposit on acquisition of Bright Swallow Int'l Group Ltd.	--	(3,500,000)
Cash acquired from acquisition of Bright Swallow	--	342,029
Acquisition of intangible asset	--	(29,643)
Deposits on plant construction and website design	(1,387,704)
Purchase of property and equipment	(1,243,033)	(107,422)
Cash received from disposition of fixed assets	11,998	--
Construction in progress	(1,676)	(348,149)

Net Cash Used in Investing Activities	(2,620,415)	(3,643,185)

Cash Flows From Financing Activities
Repayment to related parties	--	(1,987)
Proceeds from line of credit and bank loan	15,117,000	3,710,000
Repayment to line of credit and bank loan	(15,584,322)	(4,435,906)
Proceeds from subscription receivable	750,000	--
Cash received from warrants exercised	448,841	554,848
Proceeds from equity financing, net of expenses of $831,000	8,139,000	--

Net Cash Provided by (Used in) Financing Activities	$8,870,519	$(173,045)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

	Six Months Ended June 30,
	2014	2013

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$19,752	$14,232

Net increase (decrease) in cash and cash equivalents	203,590	(1,818,091)

Cash and cash equivalents, beginning of period	2,323,338	3,150,492

Cash and cash equivalents, ending of period	$2,526,928	$1,332,401

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for:
Income tax payments	$21,580	$326,090
Interest expense	$147,780	$144,621

Supplemental Disclosure of Non-Cash Financing Activities

Construction in progress transfer to fixed assets	$1,021,111	$4,231,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

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

On January 3, 2011, Nova Furniture issued an additional 11,917,616 shares (post-recapitalization shares) of its capital stock, of which 9,682,616 shares were issued to Nova Holdings and 2,235,000 shares were issued to St. Joyal, an unrelated U.S. company incorporated in the State of California and engaged in business development and investment activities. Following this issuance, Nova Holdings held 81.25% and St. Joyal held 18.75% of the equity interests in Nova Furniture. Pursuant to a shareholder agreement, St. Joyal is committed to pay $2.4 million by January 1, 2014, in exchange for its 18.75% equity interest in Nova Furniture. St. Joyal has paid in full in April 2014.

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

On April 24, 2013, Nova LifeStyle completed the acquisition of Bright Swallow International Group Limited, a British Virgin Island corporation (the “BSI” or “Bright Swallow”), Nova Lifestyle acquired all the outstanding capital stock of Bright Swallow for $6.5 million paid in full at the closing pursuant to a stock purchase agreement entered into with the sole shareholder of Bright Swallow. Bright Swallow is engaged in export of sofas to overseas customers.

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

The interim condensed consolidated financial information as of June 30, 2014 and for the six and three month periods ended June 30, 2014 and 2013 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC on March 31, 2014.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of June 30, 2014, its interim condensed consolidated results of operations and cash flows for the six and three month periods ended June 30, 2014 and 2013, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates, required by management, include the allowance for bad debt, valuation of inventories and recoverability of long-lived assets, goodwill and warrant derivative liability. Actual results could differ from those estimates.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first step of the two-step goodwill impairment test is required to be performed. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the first step of the two-step goodwill impairment test for Diamond Bar reporting unit.  Accordingly, as of June 30, 2014 and December 31, 2013, the Company concluded there was no impairment of goodwill of Diamond Bar.

On April 24, 2013, Nova LifeStyle completed the acquisition of Bright Swallow.  Under the acquisition method of accounting, the total purchase is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their fair values with the excess charged to goodwill. Nova Lifestyle recognized $808,518 goodwill from the acquisition. As of December 31, 2013, the Company first assessed qualitative factors and determined it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.  The Company then performed the first step of the two-step goodwill impairment test.  The Company completed the step one analysis using discounted cash flow. The DCF method uses revenue and expense projections and risk-adjusted discount rates. The process of determining fair value is subjective and requires management to exercise a significant amount of judgment in determining future growth rates, discount and tax rates and other factors. The results of the step one analysis indicated there was no impairment of goodwill of Bright Swallow at December 31, 2013. As of June 30, 2014, the Company performed an interim goodwill impairment assessment for Bright Swallow based on Bright Swallow’s actual performance for the 1st six-months of 2014 and updated revenue and expense projections. Based on this analysis, the Company concluded that the goodwill of $0.81 million for Bright Swallow was impaired as of June 30, 2014. The goodwill impairment charge is non-cash. The goodwill impairment charge is not deductible for income tax purposes and, therefore, the Company has not recorded a corresponding tax benefit in 2014.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company recorded $316,004 and $280,055 as allowance for bad debts as of June 30, 2014 and December 31, 2013, respectively.

Inventories

Inventories are stated at the lower of cost or market value with cost determined on a weighted-average basis, which approximates the first-in first-out method. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company did not record any provision for write-downs of inventory at June 30, 2014 and December 31, 2013.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2014 and December 31, 2013, there were no significant impairments of its long-lived assets except the disposal of damaged equipment, furniture and fixture and recognized a loss from disposal of $22,526 during the six and three months ended June 30, 2014.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products in development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense was $564,874 and $189,127 for the six months ended June 30, 2014 and 2013, respectively; $326,529 and $102,375 for the three months ended June 30, 2014 and 2013, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision.  The actual effective tax rate of 15.57% for the period ended June 30, 2014 differs from the U.S. federal statutory tax rate primarily as a result of a tax benefit from the tax-exemption status of Nova Macao and non-taxable income from change in fair value of warrant liability from Nova Lifestyle offset by tax liability reserves from uncertain tax positions.

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

Nova Dongguan, Nova Museum, and Ding Nuo are governed by the Enterprise Income Tax Law of the People’s Republic of China (the “PRC”) which is subject to a 25% corporate income tax. Nova Museum is subject to a 25% corporate income tax in the first year and allowed to apply for tax-exempt status in the second year following its incorporation; however, Nova Museum did not apply for the tax-exempt status yet as of June 30, 2014.  Nova Macao is an income tax-exempt entity incorporated and domiciled in Macao.

During the six months ended June 30, 2014 and 2013, the Company recorded income tax expense of approximately $674,000 and $413,000 respectively. During the three months ended June 30, 2014 and 2013, the Company recorded income tax expense of approximately $501,000 and $237,000 respectively.

As of June 30, 2014, unrecognized tax benefits were approximately $5.2 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $5.2 million as of June 30, 2014. As of June 30, 2013, unrecognized tax benefits were approximately $4.6 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $4.6 million as of June 30, 2013.

A reconciliation of the January 1, 2014, through June 30, 2014, amount of unrecognized tax benefits excluding interest and penalties ("Gross UTB") is as follows:

Gross UTB

Beginning Balance – January 1, 2014	4,927,431
Increase in unrecorded tax benefits taken in the six months ending June 30, 2014	277,523
Exchange rate adjustment – 2014	(19,499)
Ending Balance – June 30, 2014	$5,185,455

At June 30, 2014, the Company had cumulatively accrued approximately $1,231,000 for estimated interest and penalties related to unrecognized tax benefits. At December 31, 2013, the Company had cumulatively accrued approximately $1,017,000 for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense, which totaled approximately $214,000 and $203,000 for the six months ended June 30, 2014, and 2013, respectively; and totaled approximately $108,000 and $122,000 for the three months ended June 30, 2014, and 2013, respectively. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

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

Franchise Arrangements

In 2010, the Company began entering into area product franchise agreements with franchisees who operate specialty furniture stores carrying only Nova-branded products. The product franchise agreement provides for the franchisee to retail Nova-brand furniture products for a period of one year from the date of the agreement. The franchisee is required to pay a deposit of RMB 30,000 at the signing of the agreement, which is used as payment for future purchases and is deferred on the Company’s balance sheet as a customer deposit. The franchisee is required to guarantee a minimum purchase amount from the Company during the contract period. The Company has the right to terminate the agreement should the franchisee fail to meet the minimum purchase amounts. The Company provides the franchisee with store images and designs, signage, floor plan product information and training. In addition, the Company will rebate a per square meter subsidy to the franchisee for the store build-out within six months from the agreement date. The franchisee earns 30% of the rebate on its initial purchase from the Company and then at a rate of 5% of each subsequent purchase until fully refunded of its deposit or six months from the agreement date, whichever is earlier. At June 30, 2014 and December 31, 2013, the Company had franchising subsidy payable of $148,307 and $149,667, respectively, and was included in other payables. In accordance with ASC 605-50, as the Company does not receive an identifiable benefit from these rebates, the rebates are recorded as a reduction of revenue on sales to the franchisees.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead that are directly attributable to the production of the products. Write-down of inventory to the lower of cost or net realizable value is also recorded in the cost of sales.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the six months ended June 30, 2014 and 2013, shipping and handling costs were $301,740 and $258,430, respectively; during the three months ended June 30, 2014 and 2013, shipping and handling costs were $184,268 and 154,863, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $122,948 and $115,316 for the six months ended June 30, 2014 and 2013, respectively; and $18,025 and 17,953 for the three months ended June 30, 2014 and 2013, respectively.

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

The following table presents a reconciliation of basic and diluted earnings per share for the six and three months ended June 30, 2014 and 2013:

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013

Net income	$3,656,207	$2,365,547	3,352,655	1,187,080

Weighted average shares outstanding – basic	19,879,336	18,649,161	20,404,360	18,760,387
Effect of dilutive securities:
Unexercised warrants	157,060	253,712	104,076	306,909

Weighted average shares outstanding – diluted	20,036,396	18,902,873	20,508,436	19,067,296

Earnings per share – basic	$0.18	$0.13	0.16	0.06
Earnings per share – diluted	$0.18	$0.13	0.16	0.06

At June 30, 2014 and December 31, 2013, the Company had no options to purchase shares of common stock outstanding and warrants to purchase 2,017,780 and 522,473 shares of common stock were outstanding and exercisable, respectively.  For the six months ended June 30, 2014 and 2013, 1,696,540 and 155,100 shares purchasable under the warrants were excluded from EPS as their effects were anti-dilutive.  For the three months ended June 30, 2014 and 2013, 1,696,540 and 155,100 shares purchasable under the warrants were excluded from EPS as their effects were anti-dilutive.

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

One major customer accounted for 10% of the Company’s sales for the six months ended June 30, 2014, and two major customers accounted for 30% (18% and 12% for each) of the Company’s sales for the six months ended June 30, 2013.  One major customer accounted for 11% of the Company’s sales for the three months ended June 30, 2014, and two major customers accounted for 29% (16% and 13% for each) of the Company’s sales for the three months ended June 30, 2013. Accounts receivable from these customers amounted to $1,754,605 and $1,574,675 as of June 30, 2014 and December 31, 2013, respectively.

The Company purchased its products from four major vendors during the six months ended June 30, 2014, and from three major vendors during the six months ended June 30, 2013, accounting for 64% (22%, 16%, 15% and 11% for each) and 34% (14%, 10% and 10% for each) of the purchases, respectively. Four vendors accounted for 68% of the purchases during the three months ended June 30, 2014 (25%, 16%, 15% and 12%, respectively) and one major vendor accounted for 13% of the purchases during the three months ended June 30, 2013. Accounts payable to these vendors were $3,181,776 and $2,881,672 as of June 30, 2014 and December 31, 2013, respectively.

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

The carrying value of cash, accounts receivable, advance to suppliers, other receivables, accounts payable, other payables and accrued expenses approximate estimated fair values because of their short maturities.

The carrying value of the warrant liability is determined using the Binomial Lattice option pricing model as described in Note 15. Certain assumptions used in the calculation of the warrant liability represent level-3 unobservable inputs. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of June 30, 2014.

The following table summarizes the activity of Level 3 inputs measured on a recurring basis:

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)

Six Months Ended
June 30, 2014

Issuance of Series A, B and C Warrants and Placement Agent Warrants on April 14 and April 17, 2014, respectively.	$5,659,866
Adjustment resulting from change in value recognized in earnings (a)	(2,210,913)
Reclassification to equity upon exercise
Balance at June 30, 2014,	$3,448,953

(a)  Adjustment resulting from change in fair value is the amount of total gains or losses for the period attributable to the change in unrealized gains or losses relating to liabilities held at the reporting date. The unrealized gain or loss is recorded in change in fair value of warrant liability in the accompanying consolidated statements of operations.

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

The RMB to USD exchange rates in effect as of June 30, 2014 and December 31, 2013, were RMB6.1528 = USD$1.00 and RMB6.0969 = USD$1.00, respectively. The weighted-average RMB to USD exchange rates in effect for the six months ended June 30, 2014 and 2013, were RMB6.1180 = USD$1.00 and RMB6.2413 = USD$1.00, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of the People’s Republic of China.

Comprehensive Income

The Company follows FASB ASC 220 “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the consolidated statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six and three months ended June 30, 2014 and 2013 included net income and foreign currency translation adjustments.

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

As of June 30, 2014, the adoption of ASU 2013-11 did not have an impact on our statement of operations but did impacted our balance sheet classification, with a decrease in long-term deferred tax assets and a corresponding decrease in long term income tax payable by approximately $55,000.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  The adoption of this standard is not expected to have a material impact on the Company's condensed consolidated financial position and results of operations.

The Financial Accounting Standards Board ("FASB") has issued Accounting Standards Update ("ASU") No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's condensed consolidated financial position and results of operations.

Note 3 - Inventories

As of June 30, 2014 and December 31, 2013, inventories consisted of the following:

	June 30,	December 31,
	2014	2013

Raw material	$292,697	$250,914
Work in progress	1,045,820	964,587
Finished goods	3,385,988	2,138,133

	$4,724,505	$3,353,634

Note 4 – Advance to suppliers

As of June 30, 2014 and December 31, 2013, the Company had advance to suppliers of $7,964,419 and $3,353,100, respectively. During the six months ended June 30, 2014, the Company made certain advance payments to one of its suppliers totaling $5,000,000 to secure a favorable pricing structure on purchase orders submitted. As a result of production delays, on July 1, 2014, the Company entered into an agreement with this supplier to charge interest on these advances at an annual rate of 4.75% with maturity on March 31, 2015. Interest is to be paid monthly. Shipments received from the supplier will be credited against the advance payments.  The supplier has the option to repay the short-term advances for any product that it will not be able to deliver at any time. Initial shipments against these purchase orders was received by the Company in July 2014.

Note 5 - Heritage and Cultural Assets

As of June 30, 2014 and December 31, 2013, Nova Museum had heritage and cultural assets of $131,785 and $132,993, consisting principally of collectibles and antiques for exhibition. Depreciation is not required to be provided on heritage assets that have indefinite lives and no reduction in their value with the passage of time; however, the carrying amount of the heritage and cultural assets will be reviewed when there is evidence of impairment in accordance with ASC 360-10.

Note 6 - Plant, Property and Equipment, Net

As of June 30, 2014 and December 31, 2013, plant, property and equipment consisted of the following:

	June 30,	December 31,
	2014	2013

Building and workshops	$10,845,811	$10,945,252
Office equipment	669,103	659,947
Autos	1,042,661	318,759
Machinery	6,063,150	4,921,867
Decoration and renovation	938,218	775,874
Less: accumulated depreciation	(4,898,701)	(4,475,061)

	$14,660,242	$13,146,638

Depreciation expense was $589,553 and $402,455 for the six months ended June 30, 2014 and 2013, respectively; and 295,302 and 209,001 for the three months ended June 30, 2014 and 2013, respectively.

Note 7 - Construction in Progress

At June 30, 2014, the construction in progress was $1,667 mainly for office decoration. At December 31, 2013, the construction in progress was $1,024,645, for equipment and machinery to be installed in a new manufacturing plant at Nova Dongguan, the factory construction was completed and the manufacturing machines and equipment were installed, and put into the operation during the second quarter of 2014.

Note 8 – Deposits

At June 30, 2014, the deposits mainly consisted of $761,600 for the deposit payment for construction for a new plant at Nova Dongguan and $604,100 deposit for eCommerce platform, website and mobile application design. Total cost of design is approximately $1.30 million, the Company expects to complete all the design in the fourth quarter of 2014. As of June 30, 2014, the Company approved design from the designer for eCommerce platform, website and mobile application.

Note 9 - Intangible Assets

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

Intangible assets consisted of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013

Land use right	$1,138,569	$1,149,009
Customer relationship	6,150,559	6,150,559
Trademark	200,000	200,000
Less: accumulated amortization	(761,090)	(522,577)

	$6,728,038	$6,976,991

Amortization of intangible assets was $239,803 and $155,152 for the six months ended June 30, 2014 and 2013, respectively, and $119,901 and 118,323 for the three months ended June 30, 2014 and 2013, respectively. Annual amortization expense is expected to be approximately $472,800 for each year from 2014 to 2016, $439,500 for 2017, $432,800 for 2018, and $429,500 for 2019.

Note 10 - Prepaid Expenses and Other Receivables

Other current assets consisted of the following at June 30, 2014 and December 31, 2013:

	June30,	December 31,
	2014	2013

Prepaid expenses	$603,983	$546,364
Other receivables	79,798	102,256
Total	$683,781	$648,620

Other receivables represented cash advances to employees, security deposit and exhibition deposits. At June 30, 2014, prepaid expenses included prepayments for marketing of approximately $120,000, product design fee of approximately $97,500, insurance of approximately $246,200, Shanghai show expenses of approximately $49,400 and other prepaid expenses of approximately $90,800. At December 31, 2013, prepaid expenses included prepayments for consulting of approximately $100,000, designing fee for show rooms of approximately $245,040, insurance of approximately $115,600, and IR expense of approximately $80,200.

Note 11 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013

Other payables	$138,146	$119,481
Salary payable	529,231	500,057
Financed insurance premiums	169,870	61,147
Accrued consulting fees	121,512	174,710
Franchising subsidy	148,307	149,667
Accrued rents	155,963	164,982
Accrued expenses, others	327,311	288,113

Total	$1,590,340	$1,458,157

At June 30, 2014 and December 31, 2013, other accrued expenses mainly included designer fee and utilities.  Other payables represented payables to landlord, contractors and vendors other than for purchase of materials. Franchising subsidy represented the accrued amount the Company will pay to its franchisees as a rebate to support their franchise store decoration expense.

Note 12 - Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.5% and maturity on June 1, 2015. The line of credit is secured by all of assets of Diamond Bar Outdoors, Inc., a subsidiary of Nova Lifestyle and guaranteed by Nova Lifestyle. As of June 30, 2014 and December 31, 2013, Diamond Bar had $4,286,936 and $4,754,258 outstanding on the line of credit, respectively.  During the six months ended June 30, 2014 and 2013, the Company recorded interest expense of $78,933 and $74,485, respectively. During the three months ended June 30, 2014 and 2013, the Company recorded interest expense of $35,201 and $34,704, respectively.

In June 2013, the loan was modified for the following covenants: (i) maintain a minimum tangible net worth of not less than $5 million; (ii) maintain a current ratio in excess of 1.25 to 1.00; and (iii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iv) the pre-tax income must be not less than 1.000% of total revenue quarterly. As of June 30, 2014, Diamond Bar was in compliance with all the covenants.  In addition, the loan agreement provided a cross default provision whereby an event of default on this loan will cause the Nova Macao loan, which is described below, to also be in default, as both loans are from the same lender.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,280,356 (RMB 20 million) with maturity on April 24, 2015.  As of June 30, 2014 and December 31, 2013, Nova Dongguan had $812,638 (RMB 5.00 million) with maturity on November 20, 2014 and $820,089 (RMB 5.00 million) outstanding on the line of credit, respectively.  The loan currently bears monthly interest of 0.55% and requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was secured by the building of Nova Dongguan and guaranteed by Nova Dongguan and the Company’s CEO. During the six months ended June 30, 2014 and 2013, the Company recorded interest expense of $27,119 and $31,179, respectively. During the three months ended June 30, 2014 and 2013, the Company recorded interest expense of $13,634 and $15,647, respectively.

On August 24, 2012, Nova Macao entered into an agreement with a commercial bank in Hong Kong for a line of credit of up to $8,000,000 with maturity on August 23, 2013. On August 23, 2013, the Company renewed the line of credit with annual interest rate of 4.25% and maturity on November 21, 2013. On December 17, 2013, the Company renewed the line of credit of up to $6,500,000 with maturity on January 30, 2015. The loan requires monthly payment on the interest and the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance. As of June 30, 2014 and December 31, 2013, Nova Macao had $1,848,000 outstanding on the line of credit. During the six months ended June 30, 2014 and 2013, the Company paid interest of $41,233 and $38,957, respectively. During the three months ended June 30, 2014 and 2013, the Company paid interest of $19,853 and 19,873, respectively.

The loan has the following covenants: (i) total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $6,500,000, (b) insurance claim limits and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible account receivables are insured buyers by Sinosure assigned to the bank and within established insurance limit; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount should be settled with 7 days by Nova Furniture Macao Commercial Offshore Limited; and. (v) the Company maintains a debt to tangible net worth ratio of not in excess of 3.0x throughout the whole term of the loan. As of June 30, 2014, Nova Macao was in compliance with all the covenants.

Note 13 - Related Party Transactions

Diamond Bar leased a warehouse and office in Commerce, California, U.S., from an entity owned by the spouse of the Company’s president. The lease expired upon the sale of the property by the landlord in June 2013 and the Company continued to lease the space on monthly basis until October 31, 2013 with the written permission from the buyer. The monthly rent under this lease was $41,500.

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president. On March 16, 2014, the Company renewed the lease for one year. The lease was for $31,650 and only for use during two furniture exhibitions held in April 1, 2014 to March 31, 2015.

Note 14 - Deferred Rent Payable

Deferred rent payable represented supplemental payments the Company must pay to the residents who originally lived on the land in Dongguan, Guangdong Province, China, to which the Company acquired land use rights for commercial use. The Company was required to pay an annual amount at RMB 800 per mu (or 666.67 square meters) for a total of 60 mu (or 40,000 square meters) starting from 2003 for 60 years. The payment increases 10% every 5 years. The Company recorded such expense on a straight-line basis. During the six months ended June 30, 2014 and 2013, the Company recorded expense of $6,991 and $6,852, respectively. During the three months ended June 30, 2014 and 2013, the Company recorded expense of $2,035 and $3,446, respectively. As of June 30, 2014 and December 31, 2013, the Company had $74,753 and $74,152 of deferred rent payable, respectively.

Note 15 - Stockholders’ Equity

Warrants

Following is a summary of the warrant activity for the six months ended June 30, 2014:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2014	522,473	$2.93	0.93
Exercisable at January 1, 2014	522,473	$2.93	0.93
Granted	1,696,540	7.87	2.69
Exercised	201,233	2.33	-

Outstanding at June 30, 2014	2,017,780	7.14	2.18
Exercisable at June 30, 2014	2,017,780	7.14	2.18

Shares issued to IR firm

On August 3, 2012, the Company entered into a contract with an investor relations firm. The Company agreed to issue 100,000 shares of common stock to the firm for 24 months of investor relation services. On August 15, 2012, the Company issued the first 50,000 of such 100,000 shares to the investor relations firm, at $2.75 per share, which was the stock price on the date of contract. The remaining 50,000 common stock shares were to be issued to the investor relations firm within 180 business days of the contract signing date and the Company issued the remaining 50,000 common stock shares on April 30, 2013.  During six months ended June 30, 2014 and 2013, the Company amortized $68,750 as IR expense. During three months ended June 30, 2014 and 2013, the Company amortized $34,375 as IR expense.

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

On July 1, 2013, the Company entered into a consulting agreement with a consulting firm in China for providing management M&A, business strategy and financing consultation services effective July 15, 2013. The Company agreed to issue 50,000 shares of common stock to the firm for 12 months of consulting services starting on July 15, 2013. The Company also agreed to issue three-year warrants for the firm to purchase 50,000 shares of the Company’s common stock with an exercise price of $4 per share. Both the common stock and warrants shall be issued to Consultant or its designees within 7 business days upon execution of the Agreement. The fair value of the 50,000 shares of common stock was $200,000 at July 1, 2013, and will be amortized over the service term.  During the six and three months ended June 30, 2014, the company amortized $100,000 and $50,000 as consulting expenses.

The warrants issued to the consulting firm are exercisable for a fixed number of shares, and classified as equity instruments. The Company accounted for the warrants issued based on the fair value method under ASC Topic 505, and the fair value of the warrants was calculated using the Black-Scholes model under the following assumptions: estimated life of 3 years, volatility of 353%, risk-free interest rate of 0.66% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. Because these equity-classified warrants are vested immediately and are non-forfeitable; based on ASC 505-50, performance commitment has been reached at the grant date, and accordingly, the measurement date is the grant date.  The fair value of the warrants issued to the consulting firm at grant date was $194,989, and will be amortized over the service term. During the six and three months ended June 30, 2014, the company recorded $76,629 and $38,314 as warrants expense, respectively.

Shares and Warrants issued through private placement

On April 14, 2014, the Company entered into a Securities Purchase Agreement with certain purchasers pursuant to which the Company sold to the Buyers, in a registered direct offering, an aggregate of 1,320,059 shares of common stock, par value $0.001 per share, at a negotiated purchase price of $6.78 per share, for aggregate gross proceeds to the Company of $8.95 million, before deducting fees to the placement agent of $716,000 and other estimated offering expenses of $20,000 payable by the Company.

As part of the transaction, the Buyers also received (i) Series A warrants to purchase up to 660,030 shares of Common Stock in the aggregate at an exercise price of $8.48 per share (the “Series A Warrants”). ; (ii) Series B warrants to purchase up to 633,628 shares of Common Stock in the aggregate at an exercise price of $6.82 per share (the “Series B Warrants”); and (iii) Series C warrants to purchase up to 310,478 shares of Common Stock in the aggregate at an exercise price of $8.53 per share (the “Series C Warrants” and together with the Series A Warrants and the Series B Warrants, the “Warrants”). According to FASB ASC 815-40-15, these warrants will be classified as a liability on the balance sheet, initially recorded at fair value with changes in fair value recorded in earnings at each reporting period as they have a settlement provision for adjusting the strike price if new equity is issued at a later date at a price below the strike price.

The Series A Warrants have a term of four years and are exercisable by the holders at any time after the date of issuance. The value of warrants as of April 14, 2014 was determined by using the Binomial option pricing model with the following assumptions: risk-free interest rate – 0.82%; dividend yield – 0%; expected volatility – 121%. As of June 30, 2014, the fair value of the Series A Warrants was $2,067,595 with the assumptions of risk-free interest rate – 0.88%; dividend yield – 0%; expected volatility – 118%. The Company recorded $929,039 as income from change in fair value of the warrants for the six and three months ended June 30, 2014. The Series B Warrants have a term of six months and are exercisable by the holders at any time after the date of issuance. The value of warrants as of April 14, 2014 was determined by using the Binomial option pricing model with the following assumptions: risk-free interest rate – 0.06%; dividend yield – 0%; expected volatility – 99%. As of June 30, 2014, the fair value of the Series B Warrants was $120,447 with the assumptions of risk-free interest rate – 0.04%; dividend yield – 0%; expected volatility – 72%. The Company recorded $801,658 as income from change in fair value of the warrants for the six and three months ended June 30, 2014. The Series C Warrants have a term of four years and are exercisable by the holders at any time after the date of issuance. After the six month anniversary of the issuance date of the Series C Warrants, to the extent that a holder of Series C Warrant exercises less than 70% of such holder’s Series B Warrants and the closing sale price of the Common Stock is equal to or greater than $9.81 for a period of ten consecutive trading days, then the Company may purchase the entire then-remaining portion of such holder’s Series C Warrants for $1,000. The value of warrants as of April 14, 2014 was determined by using the Binomial option pricing model with the following assumptions: risk-free interest rate – 0.82%; dividend yield – 0%; expected volatility – 121%. As of June 30, 2014, the fair value of the Series C Warrants was $971,087 with the assumptions of risk-free interest rate 0.88%; dividend yield – 0%; expected volatility – 118%. The Company recorded $437,178 as income from change in fair value of the warrants for the six and three months ended June 30, 2014.

In addition, the Company granted Placement Agent or its designees at the Closing warrants to purchase that number of shares of common stock of the Company equal to seven percent (7%) of the aggregate number of Shares placed in the Placement.  The Placement Agent Warrants shall have the same terms, including exercise price, anti-dilution and registration rights, as the warrants issued to the Investors in the Placement.  The placement agent and its designees received Series PA warrants to purchase up to 92,404 shares of common stock at the closing.  The value of Placement Agent Series PA warrants as of April 17, 2014 was determined by using the Binomial option pricing model with the following assumptions: risk-free interest rate – 0.91%; dividend yield – 0%; expected volatility – 122%. As of June 30, 2014, the fair value of the PA Warrants was $289,824 with the assumptions of risk-free interest rate - 0.88%; dividend yield – 0%; expected volatility – 118%. The Company recorded $43,038 as income from change in fair value of the warrants for the six and three months ended June 30, 2014.

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

At June 30, 2014 and December 31, 2013, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital. Nova Dongguan did not make any transfer to surplus reserves due to its accumulated deficit.

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

Note 17 - Geographical Sales

Geographical distribution of sales consisted of the following for the six and three months ended June 30, 2014 and 2013:

	For six months ended June 30,		For three months ended June 30,
Geographical Areas	2014	2013	2014	2013

China*	$7,738,321	$7,400,141	4,662,703	4,181,651
North America	25,915,694	18,136,952	14,681,463	10,256,059
Asia**	3,231,560	1,012,898	2,698,768	557,578
Europe	6,216,758	7,001,281	3,305,037	3,728,743
Australia	162,232	346,156	162,232	272,029
Hong Kong	478,843	246,704	350,313	151,121
Other countries	72,702	16,267	72,702	16,267
	$43,816,110	$34,160,399	25,933,218	19,163,448

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

On September 19, 2013, Bright Swallow entered into a lease agreement for office space with two years term from October 1, 2013, to September 30, 2015. The monthly rental payment is 20,000 Hong Kong Dollars ($2,580 at June 30, 2014).

The Company has entered into several lease agreements for office and warehouse space in Commerce, California and showroom space in Las Vegas, Nevada and High Point, North Carolina with month-to-month or annual terms.

Diamond Bar subleased portion of its warehouse to one of its customers. The sublease income was recorded against the rental expense. Total rental expense for the six months ended June 30, 2014 and 2013 was $220,221 and $255,171, respectively, $117,612 and $127,971 for the three months ended June 30, 2014 and 2013, respectively. The estimated annual rental expense for lease commitments is as follows:

Year	Amount
June 30, 2015	$518,774
June 30, 2016	495,572
June 30, 2017	487,838
June 30, 2018	487,838
June 30, 2019	162,613
Thereafter	-
Total	$2,152,635

Capital Contribution

Nova Dongguan’s total registered capital is $20 million. As of June 30, 2014 and December 31, 2013, Nova Dongguan had received $20.00 million and $14.60 million in cumulative capital contributions, respectively.

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

On May 3, 2013, the Company entered an amended and restated employment agreement with Thanh H. Lam to serve as the Company’s president for five years. The agreement provides for an annual salary of $80,000, 200,000 shares of the Company’s common stock and an annual bonus at the sole discretion of the Board. The 200,000 shares to be issued to Ms. Lam are subject to the terms of a stock award agreement. The first 50,000 shares of common stock shall be vested immediately, and the remaining shares shall be vested at 50,000 shares per year for three years on each anniversary of the effective date of the stock award agreement. During the six months ended June 30, 2014 and 2013, the Company recorded $95,525 and $191,000 as stock-based compensation to Thanh H Lam, respectively. During the three months ended June 30, 2014 and 2013, the Company recorded $47,775 and $191,000 as stock-based compensation to Thanh H Lam, respectively.

Note 19 - Subsequent Events

The company has evaluated subsequent events through the issuance of the consolidated financial statements and the following subsequent event has been identified that requires disclosure in this section.

In July 2014, the Company entered into restricted stock award agreements (under 2014 Omnibus Long-Term Incentive Plan) with four independent directors of the Board. The company agreed to grant 5,000 shares to one and 4,000 shares to each of three of its independent directors with a grant date on July 9, 2014, respectively. The restricted period lapses as to twenty-five percent (25%) of the restricted stock on each of the three-month, six-month, nine-month and twelve-month anniversaries of the grant date. The fair value of these shares was $81,090, which was calculated based on the stock price of $4.77 per share on July 9, 2014.

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

Our acquisition of Bright Swallow International Group Limited, an established furniture company with a Canadian client base was finalized on April 24, 2013, and all issued and outstanding shares of Bright Swallow have been transferred to Nova by Bright Swallow's previous sole owner Mr. Zhu Wei, as that purchase has become an integral part of the Nova LifeStyle brand family. The purchase price for the acquisition was $6.5 million in cash and was fully paid at the closing of the acquisition. Bright Swallow’s complementary product line and geographical reach will offer Nova LifeStyle an ideal opportunity to expand its overall global market presence.  Bright Swallow’s current client, Canadian based The Brick Limited (www.TheBrick.com) has over 200 locations and provides an excellent example of this exceptional integration opportunity. This new brand also provides Nova LifeStyle with an excellent opportunity to market to existing Bright Swallow partners and increase its sales accordingly.  Bright Swallow is a British Virgin Island company with its principal offices  in Hong Kong.

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

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the allowance for bad debts, valuation of inventories and recoverability of long-lived assets, goodwill and warrant derivative liability. Actual results could differ from those estimates.

Accounts Receivable

Our policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  In 2012, the company elected to establish a bad debt allowance in consideration of (1) the many collections-based variables associated with a fast growing global operation and (2) being subject to possible defaults that cannot be reasonably anticipated. The Company maintained an allowance for bad debt of $316,004 and $280,055 as of June 30, 2014 and December 31, 2013, respectively.

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

As of June 30, 2014, the adoption of ASU 2013-11 did not have an impact on our statement of operations but did impact our balance sheet classification, with a decrease in long-term deferred tax assets and a corresponding decrease in long term income tax payable of approximately $55,000.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  The adoption of this standard is not expected to have a material impact on the Company's condensed consolidated financial position and results of operations.

The Financial Accounting Standards Board ("FASB") has issued Accounting Standards Update ("ASU") No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's condensed consolidated financial position and results of operations.

Results of Operations

Comparison of three months Ended June 30, 2014 and 2013

The following table sets forth the results of our operations for the three months ended June 30, 2014 and 2013. Certain columns may not add due to rounding.

	Three Months ended June 30,
	2014		2013
	$	% of Sales	$	% of Sales
Net sales	25,933,218		19,163,448
Cost of sales	20,961,543	81%	15,310,592	80%
Gross profit	4,971,675	19%	3,852,856	20%
Operating expenses	3,427,467	13%	2,308,016	12%
Income from operations	1,544,208	6%	1,544,840	8%
Other income (expenses), net	2,310,248	9%	(120,911)	(1)%
Income tax expense	501,801	2%	236,849	1%
Net income	3,352,655	13%	1,187,080	6%

Net Sales

Net sales for the three months ended June 30, 2014 were $25.93 million, an increase of 35% from $19.16 million in the same period of 2013; this increase in net sales resulted primarily from a 67% increase in sales volume due to a 25% decrease in average selling price.   Our overall average selling price decreased approximately 25% in the three months ended June 30, 2014 compared to 2013, resulting primarily from increased sales volume of low price products in both the China domestic market and worldwide. Our largest selling product categories in the three months ended June 30, 2014 and 2013 were sofas, cabinets and dining tables, which accounted for approximately 37%, 18% and 17% of sales, respectively, for the three months ended June 30, 2014, and 37%, 18% and 15% of sales, respectively, for the three months ended June 30, 2013.

Of the $6.77 million increase in net sales in the three months ended June 30, 2014 compared to the same period of 2013, $6.29 million was attributable to sales in markets other than China, principally as a result of increased sales in North America and Asia, including Hong Kong and other countries. North American sales increased 43% to $14.68 million in the three months ended June 30, 2014 compared to $10.26 million in the same period of 2013 as we aggressively expanded sales to the U.S. and Canadian markets and integrated the operations of Diamond Bar and newly-acquired Bright Swallow.  As part of our gradual change in sales and marketing strategy starting in 2012, we increased marketing efforts in the U.S. markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Europe were $3.31 million in the three months ended June 30, 2014, a decrease of 11.36% from $3.73 million in the same period of 2013. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. Sales to Asia, including Hong Kong, and other countries, increased 229% to $3.28 million in the three months ended June 30, 2014 compared to $1.00 million in the same period of 2013, primarily due to increase of the sales orders from our major customers in Asia.

Sales to China, which included sales to franchisees in addition to wholesalers and agents to domestic retail stores and distributors for the export market, accounted for 18% of sales in the three months ended June 30, 2014 compared to 22% of sales in the same period of 2013. Sales to franchisees selling our branded products in China contributed approximately $0.55 million or 12% of our total China sales in the three months ended June 30, 2014 compared to $0.64 million or 15% in the same period of 2013. The Company is currently adopting new image standards as well as product lines for its franchise operations that will take time to develop.  First, through our production line, we intend to produce some products made from marble material. Second, we intend to import a range of additional products from the U.S. or Europe. We also intend to enrich our product lines to include Bedroom series, like Beds, Bed side tables, mattresses (which could be imported or purchased in China) and Bedding sets including Bed sheets, pillowcases, quilt covers, and other items (which can be purchased within China). We expect this trend to reverse itself in the near future.  Overall sales to China increased 12% to $4.66 million in the three months ended June 30, 2014 compared to $4.18 million in the same period of 2013.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 37% to $20.96 million in the three months ended June 30, 2014 compared to $15.31 million in the same period of 2013 due primarily to an increase in sales and production. Cost of sales for products that we manufactured was $4.88 million in the three months ended June 30, 2014, a 12% increase from $4.36 million in the same period of 2013. Material costs, labor costs and related overhead accounted for 65%, 23% and 12% of cost of sales for such products in the three months ended June 30, 2014 compared to 71%, 21% and 8% in the same period of 2013, respectively. The cost of products purchased from third party manufacturers increased 47% to $16.08 million in the three months ended June 30, 2014 from $10.95 million in the same period of 2013. The increase of products purchased from third party manufacturers is primarily due to increased sales orders, which exceeded the company’s current manufacturing capacity, and the purchase of Bright Swallow, which is a furniture wholesale company. Cost of sales as a percentage of net sales was 81% in the three months ended June 30, 2014 compared to 80% in the same period of 2013. The increase in cost of sales as a percentage of net sales from the three months ended June 30, 2014 to 2013 resulted primarily from increased cost of products purchased from third party manufacturers.

Gross Profit

Gross profit increased 29% to $4.97 million in the three months ended June 30, 2014 compared to $3.85 million in the same period of 2013. Our gross profit margin decreased to 19% in the three months ended June 30, 2014 compared to 20% in the same period of 2013. The decrease in gross profit margin resulted primarily from increased cost of sales as a percentage of net sales, which was due primarily to changes in our sales and marketing strategy that included increased purchases of products from other manufacturers and a decreased percentage of self-produced products, and increased factory overhead; in addition, we attracted more sales orders from certain big trading company customers by lowering the selling price to them.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses, goodwill impairment and loss on disposal of fixed assets. Operating expenses increased 49% to $3.43 million in the three months ended June 30, 2014 from $2.31 million in the same period of 2013. Selling expense increased 4% to $0.89 million in the three months ended June 30, 2014 from $0.85 million in the same period of 2013 due primarily to increased sales. General and administration expense increased by 17% to $1.71 million in the three months ended June 30, 2014 from $1.46 million in the same period of 2013 due primarily to an increase of amortization expense of Bright Swallow’s customer relationship by $104,200, insurance by $65,600, research and development expenses by $224,500, and salary by $76,700, and a decrease in stock compensation of $159,900.  In addition, the Company performed goodwill impairment tests, and concluded that goodwill of $0.81 million for Bright Swallow was impaired for the three months ended June 30, 2014.

Other Income (Expense)

Other income was $2,310,248 in the three months ended June 30, 2014, compared with other expenses of $120,911 in the same period of 2013, an increase of $2,431,159. The increase in other income was due primarily to change in fair value of warrant liability of $2,210,913, and the subsidy income of $1,500 from Chinese government for encouraging and supporting of the Company’s business expansion, and the insurance compensation of $136,600 for machinery which was damaged during shipping in the three months ended June 30, 2014.

Income Tax Expense

Income tax expense was $501,801 in the three months ended June 30, 2014 compared with $236,849 in the same period of 2013.  The increase in income tax expense is mainly due to increased taxable income.

Net Income

Net income was $3.35 million in the three months ended June 30, 2014, an increase of 182% from $1.19 million for the same period of 2013. Our net profit margin was 13% in the three months ended June 30, 2014, an increase of 7% from 6% for 2013, due to the reasons explained above. The increase in profit margin resulted primarily from income from the change in fair value of warrant liability, which is a non-cash and non-taxable income.

Comparison of six months Ended June 30, 2014 and 2013

The following table sets forth the results of our operations for the six months ended June 30, 2014 and 2013. Certain columns may not add due to rounding.

	Six Months ended June 30,
	2014		2013
	$	% of Sales	$	% of Sales
Net sales	43,816,110		34,160,399
Cost of sales	35,591,560	81%	27,061,440	79%
Gross profit	8,224,550	19%	7,098,959	21%
Operating expenses	6,125,441	14%	4,074,771	12%
Income from operations	2,099,109	5%	3,024,188	9%
Other income (expenses), net	2,231,584	5%	(245,738)	(1)%
Income tax expense	674,486	2%	412,903	1%
Net income	3,656,207	8%	2,365,547	7%

Net Sales

Net sales for the six months ended June 30, 2014 were $43.82 million, an increase of 28% from $34.16 million in the same period of 2013; this increase in net sales resulted primarily from a 39% increase in sales volume due to a 18% decrease in average selling price.  Our subsidiary Bright Swallow, which was acquired in April 2013, contributed $4.39 million to sales for the six months ended June 30, 2014 while it only brought us $1.33 million for the same period of 2013.  Our overall average selling price decreased approximately 18% in the six months ended June 30, 2014 compared to 2013, resulting primarily from increased sales volume of low price products in both the China domestic market and worldwide. Our largest selling product categories in the six months ended June 30, 2014 and 2013 were sofas, cabinets and dining tables, which accounted for approximately 37%, 18% and 16% of sales, respectively, for the six months ended June 30, 2014, and 35%, 19% and 18% of sales, respectively, for the six months ended June 30, 2013.

Of the $9.66 million increase in net sales in the six months ended June 30, 2014 compared to the same period of 2013, $9.32 million was attributable to sales in markets other than China, principally as a result of increased sales in North America and Asia, including Hong Kong and other countries. North American sales increased 43% to $25.92 million in the six months ended June 30, 2014 compared to $18.14 million in the same period of 2013 as we aggressively expanded sales to the U.S. and Canadian markets and integrated the operations of Diamond Bar and newly-acquired Bright Swallow.  As part of our gradual change in sales and marketing strategy starting in 2012, we increased marketing efforts in the U.S. markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Europe were $6.22 million in the six months ended June 30, 2014, a decrease of 11.21% from $7.00 million in the same period of 2013. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. Sales to Asia, including Hong Kong, and other countries, increased 143% to $3.95 million in the six months ended June 30, 2014 compared to $1.62 million in the same period of 2013, primarily due to the increase of sales orders from our major customers in Asia.

Sales to China, which included sales to franchisees in addition to wholesalers and agents to domestic retail stores and distributors for the export market, accounted for 18% of sales in the six months ended June 30, 2014 compared to 22% of sales in the same period of 2013. Sales to franchisees selling our branded products in China contributed approximately $1.13 million or 15% of our total China sales in the six months ended June 30, 2014 compared to $1.19 million or 16% in the same period of 2013. The Company is currently adopting new image standards as well as product lines for its franchise operations that will take time to develop.  First, through our production line, we intend to produce some products made from marble material. Second, we intend to import a range of additional products from the U.S. or Europe. We also intend to enrich our product lines to include Bedroom series, like Beds, Bed side tables, mattresses (which could be imported or purchased in China) and Bedding sets including Bed sheets, pillowcases, quilt covers, and other items (which can be purchased within China). We expect this trend to reverse itself in the near future.  Overall sales to China increased 5% to $7.74 million in the six months ended June 30, 2014 compared to $7.40 million in the same period of 2013.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 32% to $35.59 million in the six months ended June 30, 2014 compared to $27.06 million in the same period of 2013 due primarily to an increase in sales and production. Cost of sales for products that we manufactured was $8.47 million in the six months ended June 30, 2014, an 18% increase from $7.15 million in the same period of 2013. Material costs, labor costs and related overhead accounted for 66%, 21% and 13% of cost of sales for such products in the six months ended June 30, 2014 compared to 69%, 22% and 9% in the same period of 2013, respectively. The cost of products purchased from third party manufacturers increased 36% to $27.12 million in the six months ended June 30, 2014 from $19.91 million in the same period of 2013. The increase of products purchased from third party manufacturers is primarily due to increased sales orders, which exceeded the company’s current manufacturing capacity, and purchase of Bright Swallow, which is a furniture wholesale company. Cost of sales as a percentage of net sales was 81% in the six months ended June 30, 2014 compared to 79% in the same period of 2013. The increase in cost of sales as a percentage of net sales from the six months ended June 30, 2014 to 2013 resulted primarily from increased cost of products purchased from third party manufacturers.

Gross Profit

Gross profit increased 15.86% to $8.22 million in the six months ended June 30, 2014 compared to $7.10 million in the same period of 2013. Our gross profit margin decreased to 19% in the six months ended June 30, 2014 compared to 21% in the same period of 2013. The decrease in gross profit margin resulted primarily from increased cost of sales as a percentage of net sales, which was due primarily to changes in our sales and marketing strategy that included increased purchases of products from other manufacturers and a decreased percentage of self-produced products, and increased factory overhead, in addition, we attracted more sales orders from certain big trading company customers by lowering the selling price to them.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses, goodwill impairment and loss on disposal of fixed assets. Operating expenses increased 50% to $6.13 million in the six months ended June 30, 2014 from $4.07 million in the same period of 2013. Selling expense increased 3% to $1.62 million in the six months ended June 30, 2014 from $1.57 million in the same period of 2013 due primarily to increased sales. General and administrative expense increased by 47% to $3.67 million in the six months ended June 30, 2014 from $2.50 million in the same period of 2013 due primarily to an increase of salary by $140,900, depreciation expense of additions of fixed assets by $181,800, research and development expenses by $375,700, auditor fees by $71,000, attorney fees by $64,500, independent director fees by $37,400, consulting fees by $106,800, insurance by $149,000, license fees related to listing on Nasdaq by $163,000, and warrant expenses by $76,600.  In addition, the Company performed goodwill impairment tests, and concluded that goodwill of $0.81 million for Bright Swallow was impaired for the six months ended June 30, 2014.

Other Income (Expense)

Other income was $2,231,584 in the six months ended June 30, 2014, compared with other expenses of $245,738 in the same period of 2013, an increase of $2,477,322. The increase in other income was due primarily to change in fair value of warrant liability of $2,210,913, and the subsidy income of $50,500 from Chinese government for encouraging and supporting of the Company’s business expansion, and the insurance compensation of $136,600 for machinery which was damaged during shipping in the six months ended June 30, 2014.

Income Tax Expense

Income tax expense was $674,486 in the six months ended June 30, 2014 compared with $412,903 in the same period of 2013.  The increase in income tax expense is mainly due to increased taxable income.

Net Income

Net income was $3.66 million in the six months ended June 30, 2014, an increase of 55% from $2.36 million for the same period of 2013. Our net profit margin was 8% in the six months ended June 30, 2014, an increase of 1% from 7% for 2013, due to the reasons explained above. The increase in profit margin resulted primarily from income from the change in fair value of warrant liability, which is a non-cash and non-taxable income.

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

The Company relies primarily on internally generated cash flow and proceeds under our existing credit facilities to support growth.  We may seek additional financing in the form of bank loans or other credit facilities or funds raised through future offerings of our equity or debt, if and when we determine such offerings are required. On April 14, 2014, the Company raised approximately $8.14 million after deducting fees to the placement agent of $716,000 and other estimated offering expenses of $115,000 by entering into a Securities Purchase Agreement with certain purchasers in a registered direct offering.

We had net working capital of $29,031,897 at June 30, 2014, an increase of $137,615 from net working capital of $28,894,282 at December 31, 2013. The ratio of current assets to current liabilities was 2.44-to-1 at June 30, 2014.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2014 and 2013:

	2014	2013
Cash (used in) provided by:
Operating activities	$(6,066,266)	$1,983,907
Investing activities	(2,620,415)	(3,643,185)
Financing activities	8,870,519	(173,045)

Net cash used in operating activities was $6.07 million in the six months ended June 30, 2014, an increase of cash outflow of $8.05 million or 406% from $1.98 million of cash provided by operating activities in 2013. The increase in cash outflow was attributable primarily to advance payments to one of our suppliers in exchange for the purchase of finished goods inventory at a favorable price ($4.73 million outflow in the six months ended June 30, 2014 compared to $0.25 million outflow in the same period of 2013), an increase in inventory by stocking more fast-selling products in order to avoid shipment delays ($1.39 million outflow in the six months ended June 30, 2014 compared to $0.21 million outflow in the same period of 2013), and the provision of longer sales terms on accounts receivable for the Company’s new product lines ($5.22 million outflow in the six months ended June 30, 2014 compared to $1.23 million cash inflow in the same period of 2013), despite an increase in cash inflow from accounts payable ($1.08 million inflow in the six months ended June 30, 2014 compared to $1.94 million outflow in the same period of 2013).

Net cash used in investing activities was $2.62 million in the six months ended June 30, 2014, a decrease of $1.02 million or 28% from $3.64 million in the same period of 2013. In the six months ended June 30, 2014, we paid $1.24 million for the acquisition of property and equipment and $1.39 million for deposits on new plant construction, website and mobile application design. In the same period of 2013, we paid $3.50 million as a deposit for the acquisition of Bright Swallow, $0.11 million for the acquisition of property and equipment, and $0.35 million for construction in progress for Dongguan new plant construction.

Net cash provided by financing activities was $8.87 million in the six months ended June 30, 2014, an increase of $9.04 million or 5,226% from cash outflow of $0.17 million in the same period of 2013. In the six months ended June 30, 2014, we repaid $15.58 million for bank loans, but borrowed $15.12 million from bank loans, and received $0.75 from outstanding subscription receivable, $0.45 million from warrants exercised and $8.14 million from equity financing. In the same period of 2013, we received $3.71 million proceeds from bank loans, but repaid $4.44 million in bank loans, and received $0.55 from warrants exercised.

As of June 30, 2014, we had gross accounts receivable of $33,408,682 of which $24,560,274 was with aging within 90 days, $8,848,408 was with aging over 90 days; we had an allowance for bad debt of $316,004 for accounts receivables. The increase in accounts receivable was primarily due to increase of sales during the three months ended June 30, 2014.

To attract franchisees to our new franchise network in 2010, we granted new store operators a payment term of 90 days. We have a short history of collections with franchisees, but based on subsequent collections, we fully expect payment. Our management assesses the financial position, credit quality, credit history and other factors such as current market conditions before entering into product franchise agreements with new store operators to help ensure each franchisee’s ability to make payment in a timely manner. We retain the right to review and assess the performance of franchisees annually under the product franchise agreement, enabling our termination of franchises that fail to meet certain performance targets or make payments on product orders. We have since started phasing out the preferential payment terms we used in 2011, and our current product franchise agreement requires payment in full before delivery for most franchise customers, but provides 60 – 90 day credit terms to certain major and long-term customers.

Sales to international markets typically are made through letters of credit, but for some long-term, high volume customers, we accept telegraphic transfer, or T/T, with a payment term of 15-30 days upon receipt of the products. Historically, we have not experienced bad debts from our sales to international markets. Our accounts receivable related to sales to international markets, including the Canadian market through Bright Swallow’s sales, typically are less than three months, depending on customer shipment schedules. We expect the balance of accounts receivable to decrease as our new sales strategy and shortened payment terms to our major customers in the international markets takes effect along with our new payment terms for franchisees.

Diamond Bar gives 30-60 day payment terms to customers who are approved for AR coverage by our credit insurance company. In most cases, Diamond Bar provides 30 day payment terms to most of the customers and 60 day payment terms for certain big customers with outstanding payment histories.  Diamond Bar requires prepayment or COD for customers who are not approved by our credit insurance company.  As a result of this policy, management expects accounts receivable outstanding from sales in the US and China to decrease correspondingly going forward.

Private Placement

On April 14, 2014, the Company entered into a Securities Purchase Agreement with certain purchasers pursuant to which the Company sold to the Buyers, in a registered direct offering, an aggregate of 1,320,059 shares of common stock, par value $0.001 per share, at a negotiated purchase price of $6.78 per share, for aggregate gross proceeds to the Company of $8.95 million.

As part of the transaction, the Buyers also received (i) Series A warrants to purchase up to 660,030 shares of Common Stock in the aggregate at an exercise price of $8.48 per share (the “Series A Warrants”). ; (ii) Series B warrants to purchase up to 633,628 shares of Common Stock in the aggregate at an exercise price of $6.82 per share (the “Series B Warrants”); and (iii) Series C warrants to purchase up to 310,478 shares of Common Stock in the aggregate at an exercise price of $8.53 per share (the “Series C Warrants” and together with the Series A Warrants and the Series B Warrants, the “Warrants”). The Series A Warrants have a term of four years and are exercisable by the holders at any time after the date of issuance. The Series B Warrants have a term of six months and are exercisable by the holders at any time after the date of issuance. The Series C Warrants have a term of four years and are exercisable by the holders at any time after the date of issuance. After the six month anniversary of the issuance date of the Series C Warrants, to the extent that a holder of a Series C Warrant exercises less than 70% of such holder’s Series B Warrants and the closing sale price of the Common Stock is equal to or greater than $9.81 for a period of ten consecutive trading days, then the Company may purchase the entire then-remaining portion of such holder’s Series C Warrants for $1,000.  The shares and warrants were registered on a takedown of our shelf registration statement described below.

Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.5% and maturity on June 1, 2015. The line of credit is secured by all of the assets of Diamond Bar Outdoors, Inc., a subsidiary of Nova Lifestyle and is guaranteed by Nova Lifestyle. As of June 30, 2014 and December 31, 2013, Diamond Bar had $4,286,936 and $4,754,258 outstanding on the line of credit, respectively.  During the six months ended June 30, 2014 and 2013, the Company recorded interest expense of $78,933 and $74,485, respectively; during the three months ended June 30, 2014 and 2013, the Company recorded interest expense of $35,201 and $34,704, respectively, related to this agreement.

In June 2013, the loan was modified for the following covenants: (i) maintain a minimum tangible net worth of not less than $5 million; (ii) maintain a current ratio in excess of 1.25 to 1.00; and (iii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iv) the pre-tax income must be not less than 1.000% of total revenue quarterly. As of June 30, 2014, Diamond Bar was in compliance with all the covenants.  In addition, the loan agreement provided a cross default provision whereby an event of default on this loan will cause the Nova Macao loan, which is described below, to also be in default, as both loans are from the same lender.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,280,356 (RMB 20 million) with maturity on April 24, 2015.  As of June 30, 2014 and December 31, 2013, Nova Dongguan had $812,638 (RMB 5.00 million) with maturity on November 20, 2014 and $820,089 (RMB 5.00 million) outstanding on the line of credit, respectively.  The loan currently bears monthly interest of 0.55% and requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was secured by the building of Nova Dongguan and is guaranteed by Nova Dongguan and the Company’s CEO. During the six months ended June 30, 2014 and 2013, the Company recorded interest expense of $27,119 and $31,179, respectively; during the three months ended June 30, 2014 and 2013, the Company recorded interest expense of $13,634 and $15,647, respectively, related to this agreement.

On August 24, 2012, Nova Macao entered into an agreement with a commercial bank in Hong Kong for a line of credit of up to $8,000,000 with maturity on August 23, 2013. On August 23, 2013, the Company renewed the line of credit with annual interest rate of 4.25% and maturity on November 21, 2013. On December 17, 2013, the Company renewed the line of credit of up to $6,500,000 with maturity on January 30, 2015. The loan requires monthly payment of the interest and the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance. As of June 30, 2014 and December 31, 2013, Nova Macao had $1,848,000 outstanding on the line of credit. During the six months ended June 30, 2014 and 2013, the Company record interest of $41,233 and $38,957, respectively; during the three months ended June 30, 2014 and 2013, the Company record interest of $19,853 and $19,873, respectively, related to this agreement.

The loan has the following covenants: (i) total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $6,500,000, (b) insurance claim limits and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible account receivables are insured buyers by Sinosure assigned to the bank and within established insurance limit; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount should be settled within 7 days by Nova Furniture Macao Commercial Offshore Limited; and. (v) the Company maintains a debt to tangible net worth ratio of not in excess of 3.0x throughout the whole term of the loan. As of June 30, 2014, Nova Macao was in compliance with all the covenants.

Shelf Registration

On February 20, 2014, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000.  The shelf registration statement was declared effective as of March 7, 2014 and expires on March 6, 2017.  As noted above, the shares and warrants issued by the Company on April 14, 2014, were registered on a takedown under the shelf registration.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective as of such date as identified in our internal control over financial reporting below.

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

Changes in Internal Control over Financial Reporting

As of June 30, 2014, we have identified certain matters that constituted a material weakness in our internal control over financial reporting. Specifically, we lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NOVA LIFESTYLE, INC.
(Registrant)
Date: August 11, 2014	By:	/s/ Ya Ming Wong
Ya Ming Wong Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2014		/s/ Yuen Ching Ho
Yuen Ching Ho Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith
‡ Furnished herewith