Form 10-Q
period 2014-09-30
Nova Lifestyle, Inc.
filed 2014-11-12
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 011-36259

NOVA LIFESTYLE, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6565 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,787,316 shares of common stock outstanding as of November 10, 2014.

Nova Lifestyle, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$1,867,461	$2,323,338
Accounts receivable, net	37,730,838	27,967,831
Advance to suppliers	6,368,879	3,535,100
Inventories	6,095,466	3,353,634
Prepaid expenses and other receivables	1,018,799	648,620
Income tax receivable	--	38,654
Deferred tax asset	242,403	243,682

Total Current Assets	53,323,846	38,110,859

Noncurrent Assets
Heritage and cultural assets	131,791	132,993
Plant, property and equipment, net	14,517,939	13,146,638
Construction in progress	613,367	1,024,645
Lease deposit	92,550	103,122
Deposits	795,490	-
Goodwill	218,606	1,027,124
Intangible assets, net	6,608,218	6,976,991
Deferred tax asset, net	--	44,334

Total Noncurrent Assets	22,977,961	22,455,847

Total Assets	$76,301,807	$60,566,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	September 30,	December 31,
	2014	2013

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$8,353,551	$6,895,254
Line of credit	7,167,715	820,089
Advance from customers	102,055	43,077
Accrued liabilities and other payables	1,426,931	1,458,157
Warrant derivative liability	2,818,689	--
Taxes payable	87,140	-

Total Current Liabilities	19,956,081	9,216,577

Noncurrent Liabilities
Line of credit	-	6,602,258
Deferred rent payable	79,685	74,152
Deferred tax liability	10,978	--
Income tax payable	6,458,094	5,944,424

Total Noncurrent Liabilities	6,548,757	12,620,834

Total Liabilities	26,504,838	21,837,411

Contingencies and Commitments

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 20,787,316 and 19,206,024 shares issued and outstanding as of September 30, 2014 and December 31, 2013	20,787	19,206
Additional paid-in capital	24,183,997	20,977,058
Subscription receivable	--	(750,000)
Shares to be issued	462,000	--
Statutory reserves	6,241	6,241
Accumulated other comprehensive income	2,473,274	2,603,010
Retained earnings	22,650,670	15,873,780

Total Stockholders' Equity	49,796,969	38,729,295

Total Liabilities and Stockholders' Equity	$76,301,807	$60,566,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Net Sales	$69,708,982	$56,471,241	$25,892,872	$22,310,842

Cost of Sales	55,592,993	44,973,299	20,001,433	17,911,859

Gross Profit	14,115,989	11,497,942	5,891,439	4,398,983

Operating Expenses
Selling expenses	2,798,329	2,386,646	1,174,658	812,574
General and administrative expenses	5,799,195	4,381,147	2,128,469	1,880,448
Goodwill impairment	808,518	--	--	--
Loss on disposal fixed assets	28,963	--	6,437	--
				.
Total Operating Expenses	9,435,005	6,767,793	3,309,564	2,693,022

Income From Operations	4,680,984	4,730,149	2,581,875	1,705,961

Other Income (Expenses)
Non-operating income (expenses), net	164,280	(46,497)	(2,721)	(9,571)
Change in fair value of warrant liability	2,841,177	--	630,264	--
Interest income (expense)	(100,917)	(218,815)	38,548	(76,349)
Financial expense	(56,323)	(106,229)	(49,458)	(39,883)

Total Other Income (Expenses), Net	2,848,217	(371,541)	616,633	(125,803)

Income Before Income Tax	7,529,201	4,358,608	3,198,508	1,580,158

Income Tax Expense	752,311	772,135	77,825	359,232

Net Income	6,776,890	3,586,473	3,120,683	1,220,926

Other Comprehensive Income
Foreign currency translation	(129,736)	313,811	(1,359)	69,909

Comprehensive Income	$6,647,154	$3,900,284	$3,119,324	$1,290,835

Basic weighted average shares outstanding	20,133,976	18,778,902	20,861,990	19,026,934
Diluted weighted average shares outstanding	20,274,325	19,038,815	20,943,076	19,276,153

Basic net earnings per share	$0.34	$0.19	$0.15	$0.06
Diluted net earnings per share	$0.33	$0.19	$0.15	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)

Cash Flows From Operating Activities
Net Income	$6,776,890	$3,586,473
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,244,376	923,347
Deferred tax expense (benefit)	55,317	(17,179)
Stock compensation expense	462,895	449,490
Warrants expense	76,629	48,747
Change in fair value of warrant liability	(2,841,177)	--
Changes in bad debt allowance	76,438	22,947
Goodwill impairment	808,518	--
Loss on disposal of fixed assets	28,963	--
Changes in operating assets and liabilities:
Accounts receivable	(9,886,758)	(1,594,509)
Advance to suppliers	(2,839,808)	1,083,200
Inventories	(2,761,204)	31,344
Other current assets	(127,273)	(434,290)
Accounts payable	1,486,895	(2,034,541)
Advance from customers	59,882	(209,094)
Accrued expenses and other payables	(64,664)	(37,491)
Deferred rent payable	6,211	6,142
Taxes payable	678,640	413,876

Net Cash (Used in) Provided By Operating Activities	(6,759,230)	2,238,462

Cash Flows From Investing Activities
Deposit on acquisition of Bright Swallow Int'l Group Ltd.	--	(3,500,000)
Cash acquired from acquisition of Bright Swallow	--	342,029
Deposits on plant construction	(786,378)	--
Purchase of property and equipment	(1,371,816)	(467,964)
Cash received from disposition of fixed assets	11,998	--
Construction in progress	(640,501)	(319,309)

Net Cash Used in Investing Activities	(2,786,697)	(3,945,244)

Cash Flows From Financing Activities
Repayment to related parties	--	(1,987)
Proceeds from line of credit and bank loan	21,417,000	12,081,000
Repayment to line of credit and bank loan	(21,664,221)	(12,762,396)
Proceeds from subscription receivable	750,000	--
Cash received from warrants exercised	448,841	795,848
Proceeds from equity financing, net of expenses of $831,000	8,139,000	--

Net Cash Provided by Financing Activities	$9,090,620	$112,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

	Nine Months Ended September 30,
	2014	2013

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$(570)	$24,221

Net decrease in cash and cash equivalents	(455,877)	(1,570,096)

Cash and cash equivalents, beginning of period	2,323,338	3,150,492

Cash and cash equivalents, ending of period	$1,867,461	$1,580,396

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for:
Income tax payments	$21,485	$358,957
Interest expense	$227,285	$210,303

Supplemental Disclosure of Non-Cash Financing Activities

Construction in progress transfer to fixed assets	$1,044,015	$4,747,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

Note 1 - Organization and Description of Business

Nova LifeStyle, Inc. (“Nova LifeStyle” or the “Company”), formerly known as Stevens Resources, Inc., was incorporated in the State of Nevada on September 9, 2009.

The Company is a U.S. holding company with no material assets other than the ownership interests of our subsidiaries through which we market, design, manufacture and sell furniture worldwide: Nova Furniture Limited (“Nova Furniture”), Bright Swallow, Nova Furniture (Dongguan) Co., Ltd. (“Nova Dongguan”), Nova Furniture Macao Commercial Offshore Limited (“Nova Macao”), Nova Dongguan Chinese Style Furniture Museum (“Nova Museum”), Diamond Bar Outdoors, Inc. (“Diamond Bar”), and Dongguan Ding Nuo Household Products Co., Ltd. (“Ding Nuo”).

Nova Dongguan is a wholly foreign-owned enterprise, or WFOE, and was incorporated under the laws of the PRC on June 6, 2003. Nova Macao was organized under the laws of Macao on May 20, 2006. Nova Dongguan and Nova Macao are wholly owned subsidiaries of Nova Furniture, a wholly owned subsidiary of the Company organized under the laws of the British Virgin Islands, or the BVI. Nova Dongguan organized Nova Museum on March 17, 2011 as a non-profit organization under the laws of the PRC engaged in the promotion of the culture and history of furniture in China. Diamond Bar, doing business as Diamond Sofa, was incorporated in California on June 15, 2000. Nova Dongguan markets and sells our products in China to stores in our franchise network and to wholesalers and agents for domestic retailers and exporters. Nova Dongguan also provides the design expertise and facilities to manufacture our branded products and products for international markets under original design manufacturer and original equipment manufacturer agreements, or ODM and OEM agreements. Nova Macao is a trading company, importing, marketing and selling products designed and manufactured by Nova Dongguan and third party manufacturers for the U.S. and international markets. Diamond Bar markets and sells products manufactured by us and third party manufacturers under the Diamond Sofa brand to distributors and retailers principally in the U.S. market.  On April 24, 2013, we completed our acquisition of Bright Swallow, an established furniture company with a global client base.  Bright Swallow’s current client, Canadian based The Brick Limited (www.TheBrick.com) has over 200 locations and provides an excellent example of this exceptional integration opportunity. On October 21, 2013, Nova Dongguan incorporated Dongguan Ding Nuo Household Products Co., Ltd. (“Ding Nuo”) under the laws of the PRC and contributed capital of RMB 1 million ($162,994). Nova Dongguan made an additional capital contribution of RMB 0.1 million ($16,305) on November 27, 2013 through one of Nova Dongguan’s officer who acts as the nominee shareholder of Ding Nuo. All of the nominee shareholder’s shares were put in escrow and trust with Nova Dongguan and all profits and loss of Ding Nuo will be distributed to Nova Dongguan; accordingly, Nova Dongguan effectively controls 100% of Ding Nuo.  Ding Nuo was established mainly for engaging in business with IKEA.

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

The interim condensed consolidated financial information as of September 30, 2014 and for the nine and three month periods ended September 30, 2014 and 2013 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC on March 31, 2014.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of September 30, 2014, its interim condensed consolidated results of operations and cash flows for the nine and three month periods ended September 30, 2014 and 2013, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first step of the two-step goodwill impairment test is required to be performed. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the first step of the two-step goodwill impairment test for Diamond Bar reporting unit.  Accordingly, as of September 30, 2014 and December 31, 2013, the Company concluded there was no impairment of goodwill of Diamond Bar.

On April 24, 2013, Nova LifeStyle completed the acquisition of Bright Swallow.  Under the acquisition method of accounting, the total purchase is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their fair values with the excess charged to goodwill. Nova Lifestyle recognized $808,518 goodwill from the acquisition. As of December 31, 2013, the Company first assessed qualitative factors and determined it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.  The Company then performed the first step of the two-step goodwill impairment test.  The Company completed the step one analysis using discounted cash flow. The DCF method uses revenue and expense projections and risk-adjusted discount rates. The process of determining fair value is subjective and requires management to exercise a significant amount of judgment in determining future growth rates, discount and tax rates and other factors. The results of the step one analysis indicated there was no impairment of goodwill of Bright Swallow at December 31, 2013. In June 2014, the Company performed an interim goodwill impairment assessment for Bright Swallow based on Bright Swallow’s actual performance for the 1st six-months of 2014 and updated revenue and expense projections. Based on this analysis, the Company concluded that the goodwill of $0.81 million for Bright Swallow was impaired as of June 30, 2014. The goodwill impairment charge is non-cash. The goodwill impairment charge is not deductible for income tax purposes and, therefore, the Company has not recorded a corresponding tax benefit in 2014.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company recorded $355,960 and $280,055 as allowance for bad debts as of September 30, 2014 and December 31, 2013, respectively.

Inventories

Inventories are stated at the lower of cost or market value with cost determined on a weighted-average basis, which approximates the first-in first-out method. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company did not record any provision for write-downs of inventory at September 30, 2014 and December 31, 2013.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2014 and December 31, 2013, there were no significant impairments of its long-lived assets except the disposal of autos, damaged equipment, furniture and fixtures for which the Company recognized a loss from disposal of $28,963 and $6,437 during the nine and three months ended September 30, 2014, respectively.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products in development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense was $903,798 and $301,837 for the nine months ended September 30, 2014 and 2013, respectively; $338,924 and $112,710 for the three months ended September 30, 2014 and 2013, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision.  The actual effective tax rate of 10.00% for the period ended September 30, 2014 differs from the U.S. federal statutory tax rate primarily as a result of a tax benefit from the tax-exemption status of Nova Macao and non-taxable income from change in fair value of warrant liability from Nova Lifestyle offset by tax liability reserves from uncertain tax positions.

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

Nova Museum, and Ding Nuo are governed by the Enterprise Income Tax Law of the People’s Republic of China (the “PRC”) which is subject to a 25% corporate income tax.  Nova Dongguan is qualified as High-Tech Enterprise status in China, which is entitled to the 15% preferential tax rate until December 31st, 2015. Nova Macao is an income tax-exempt entity incorporated and domiciled in Macao.

During the nine months ended September 30, 2014 and 2013, the Company recorded income tax expense of approximately $752,000 and $772,000 respectively. During the three months ended September 30, 2014 and 2013, the Company recorded income tax expense of approximately $78,000 and $359,000 respectively.

As of September 30, 2014, unrecognized tax benefits were approximately $5.2 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $5.2 million as of September 30, 2014. As of September 30, 2013, unrecognized tax benefits were approximately $4.6 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $4.6 million as of September 30, 2013.

A reconciliation of the January 1, 2014, through September 30, 2014, amount of unrecognized tax benefits excluding interest and penalties ("Gross UTB") is as follows:

Gross UTB

Beginning Balance – January 1, 2014	4,927,431
Increase in unrecorded tax benefits taken in the nine months ending September 30, 2014	279,785
Exchange rate adjustment – 2014	(19,260)
Ending Balance – September 30, 2014	$5,187,956

At September 30, 2014, the Company had cumulatively accrued approximately $1,344,000 for estimated interest and penalties related to unrecognized tax benefits. At December 31, 2013, the Company had cumulatively accrued approximately $1,017,000 for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense, which totaled approximately $327,000 and $366,000 for the nine months ended September 30, 2014, and 2013, respectively; and totaled approximately $113,000 and $152,000 for the three months ended September 30, 2014, and 2013, respectively. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

For the nine months ended September 30, 2014, the Company has recorded $82,000 of unrecognized tax benefit related to transfer pricing adjustment between Nova Dongguan and Macau in the statement of operations and in long term income taxes payable.

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

The Company’s sales policy allows for the return of product within the warranty period if the product is defective and the defects are the Company’s fault.  As alternatives for the product return option, the customers have options of asking a discount from the Company for the products with quality issues or receiving replacement parts from the Company at no cost. The amount for return of products, the discount provided to the customers and cost for the replacement parts were immaterial in the nine and three months ended September 30, 2014 and 2013.

Franchise Arrangements

In 2010, the Company began entering into area product franchise agreements with franchisees who operate specialty furniture stores carrying only Nova-branded products. The product franchise agreement provides for the franchisee to retail Nova-brand furniture products for a period of one year from the date of the agreement. The franchisee is required to pay a deposit of RMB 30,000 at the signing of the agreement, which is used as payment for future purchases and is deferred on the Company’s balance sheet as a customer deposit. The franchisee is required to guarantee a minimum purchase amount from the Company during the contract period. The Company has the right to terminate the agreement should the franchisee fail to meet the minimum purchase amounts. The Company provides the franchisee with store images and designs, signage, floor plan product information and training. In addition, the Company will rebate a per square meter subsidy to the franchisee for the store build-out within six months from the agreement date. The franchisee earns 30% of the rebate on its initial purchase from the Company and then at a rate of 5% of each subsequent purchase until fully refunded of its deposit or six months from the agreement date, whichever is earlier. At September 30, 2014 and December 31, 2013, the Company had franchising subsidy payable of $148,314 and $149,667, respectively, and was included in other payables. In accordance with ASC 605-50, as the Company does not receive an identifiable benefit from these rebates, the rebates are recorded as a reduction of revenue on sales to the franchisees.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead that are directly attributable to the production of the products. Write-down of inventory to the lower of cost or net realizable value is also recorded in the cost of sales.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the nine months ended September 30, 2014 and 2013, shipping and handling costs were $441,234 and $386,659, respectively; during the three months ended September 30, 2014 and 2013, shipping and handling costs were $139,494 and 128,229, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $423,516 and $243,683 for the nine months ended September 30, 2014 and 2013, respectively; and $300,568 and 128,367 for the three months ended September 30, 2014 and 2013, respectively.

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

The following table presents a reconciliation of basic and diluted earnings per share for the nine and three months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013

Net income	$6,776,890	$3,586,473	3,120,683	1,220,926

Weighted average shares outstanding – basic	20,133,976	18,778,902	20,861,990	19,026,934
Effect of dilutive securities:
Unexercised warrants	140,349	259,913	81,086	249,219

Weighted average shares outstanding – diluted	20,274,325	19,038,815	20,943,076	19,276,153

Earnings per share – basic	$0.34	$0.19	0.15	0.06
Earnings per share – diluted	$0.33	$0.19	0.15	0.06

At September 30, 2014 and December 31, 2013, the Company had no options to purchase shares of common stock outstanding and warrants to purchase 1,875,090 and 522,473 shares of common stock were outstanding and exercisable, respectively.  For the nine months ended September 30, 2014 and 2013, 1,696,540 and 155,100 shares purchasable under the warrants were excluded from EPS as their effects were anti-dilutive.  For the three months ended September 30, 2014 and 2013, 1,825,090 and 155,100 shares purchasable under the warrants were excluded from EPS as their effects were anti-dilutive.

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

No major customer accounted for over 10% of the Company’s sales for the nine months ended September 30, 2014, and two major customers accounted for 28% (16% and 12% for each) of the Company’s sales for the nine months ended September 30, 2013.  No major customer accounted for over 10% of the Company’s sales for the three months ended September 30, 2014, and three major customers accounted for 37% (14%, 12% and 11% for each) of the Company’s sales for the three months ended September 30, 2013.

The Company purchased its products from four major vendors during the nine months ended September 30, 2014, and from one major vendor during the nine months ended September 30, 2013, accounting for 68% (20%, 19%, 15% and 14% for each) and 14% of the purchases, respectively. Three vendors accounted for 63% of the purchases during the three months ended September 30, 2014 (27%, 25% and 11%, respectively) and two major vendors accounted for 27% (15% and 12% for each) of the purchases during the three months ended September 30, 2013. Accounts payable to these vendors were $3,297,741 and $1,032,592 as of September 30, 2014 and December 31, 2013, respectively.

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

The carrying value of the warrant liability is determined using the Binomial Lattice option pricing model as described in Note 15. Certain assumptions used in the calculation of the warrant liability represent level-3 unobservable inputs. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of September 30, 2014.

The following table summarizes the activity of Level 3 inputs measured on a recurring basis:

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)

Nine Months Ended
September 30, 2014

Issuance of Series A, B and C Warrants and Placement Agent Warrants on April 14 and April 17, 2014, respectively.	$5,659,866
Adjustment resulting from change in value recognized in earnings (a)	(2,841,177)
Reclassification to equity upon exercise
Balance at September 30, 2014,	$2,818,689

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

Foreign Currency Translation and Transactions

The consolidated financial statements are presented in USD. The functional currency of Nova LifeStyle, Nova Furniture, Nova Macao, Bright Swallow and Diamond Bar is the United States Dollar (“$” or “USD”). The functional currency of Nova Dongguan, Nova Museum and Ding Nuo is RMB. The functional currencies of the Company’s foreign operations are translated into USD for balance sheet accounts using the current exchange rates in effect as of the balance sheet date, except for equity account using the historical exchange rate, and for revenue and expense accounts using the weighted-average exchange rate during the fiscal year. The translation adjustments are recorded as a separate component of stockholders’ equity, captioned “Accumulated other comprehensive income.” Gains and losses resulting from transactions denominated in foreign currencies are included in “Other income (expenses)” in the consolidated statements of income and comprehensive income. There have been no significant fluctuations in the exchange rate for the conversion of RMB to USD after the balance sheet date.

The RMB to USD exchange rates in effect as of September 30, 2014 and December 31, 2013, were RMB6.1525 = USD$1.00 and RMB6.0969 = USD$1.00, respectively. The weighted-average RMB to USD exchange rates in effect for the nine months ended September 30, 2014 and 2013, were RMB6.1454 = USD$1.00 and RMB6.2146 = USD$1.00, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of the People’s Republic of China.

Comprehensive Income

The Company follows FASB ASC 220 “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the consolidated statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the nine and three months ended September 30, 2014 and 2013 included net income and foreign currency translation adjustments.

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

As of September 30, 2014, the adoption of ASU 2013-11 did not have an impact on our statement of operations but did impact our balance sheet classification, with a decrease in long-term deferred tax assets and a corresponding decrease in long term income tax payable by approximately $55,000.

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

The Financial Accounting Standards Board ("FASB") has issued Accounting Standards Update ("ASU") No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's condensed consolidated financial position and results of operations.

Note 3 - Inventories

As of September 30, 2014 and December 31, 2013, inventories consisted of the following:

	September 30,	December 31,
	2014	2013

Raw material	$223,032	$250,914
Work in progress	1,744,843	964,587
Finished goods	4,127,591	2,138,133

	$6,095,466	$3,353,634

Note 4 – Advance to suppliers

As of September 30, 2014 and December 31, 2013, the Company had advance to suppliers of $6,368,879 and $3,535,100, respectively. During the nine months ended September 30, 2014, the Company made certain advance payments to one of its suppliers totaling $5,000,000 to secure a favorable pricing structure on purchase orders submitted. As a result of production delays, on July 1, 2014, the Company entered into an agreement with this supplier to charge interest on these advances at an annual rate of 4.75% with maturity on March 31, 2015. Interest is to be paid monthly. Shipments received from the supplier will be credited against the advance payments.  The supplier has the option to repay the short-term advances for any product that it will not be able to deliver at any time. Initial shipments against these purchase orders were received by the Company in July 2014. As of September 30, 2014, the outstanding balance of advance payments to this supplier was $1,981,611. During the nine and three months ended September 30, 2014, the supplier paid interest of $109,548 to the Company.

Note 5 - Heritage and Cultural Assets

As of September 30, 2014 and December 31, 2013, Nova Museum had heritage and cultural assets of $131,791 and $132,993, consisting principally of collectibles and antiques for exhibition. Depreciation is not required to be provided on heritage assets that have indefinite lives and no reduction in their value with the passage of time; however, the carrying amount of the heritage and cultural assets will be reviewed when there is evidence of impairment in accordance with ASC 360-10.

Note 6 - Plant, Property and Equipment, Net

As of September 30, 2014 and December 31, 2013, plant, property and equipment consisted of the following:

	September 30,	December 31,
	2014	2013

Building and workshops	$10,846,340	$10,945,252
Office equipment	674,126	659,947
Autos	1,055,439	318,759
Machinery	6,206,577	4,921,867
Decoration and renovation	938,258	775,874
Less: accumulated depreciation	(5,202,801)	(4,475,061)

	$14,517,939	$13,146,638

Depreciation expense was $884,749 and $672,812 for the nine months ended September 30, 2014 and 2013, respectively; and $295,196 and $270,357 for the three months ended September 30, 2014 and 2013, respectively.

Note 7 - Construction in Progress

At September 30, 2014, the construction in progress was mainly for the Company’s eCommerce platform and mobile apps, and Nova sales kit apps design. Total cost of design is approximately $1.30 million, the Company expects to complete all the design in the fourth quarter of 2014. As of September 30, 2014, the Company had approved all the layout designs for the eCommerce platform and is working with the designer for finalizing the layout for mobile apps, and had launched initial use of the Nova sales-kit. At December 31, 2013, the construction in progress was $1,024,645, for equipment and machinery to be installed in a new manufacturing plant at Nova Dongguan, the factory construction was completed and the manufacturing machines and equipment were installed, and put into the operation during the second quarter of 2014.

Note 8 – Deposits

At September 30, 2014, the deposits mainly consisted of $795,490 for the deposit payment for construction for a new plant at Nova Dongguan.

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

Intangible assets consisted of the following at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013

Land use right	$1,138,625	$1,149,009
Customer relationship	6,150,559	6,150,559
Trademark	200,000	200,000
Less: accumulated amortization	(880,966)	(522,577)

	$6,608,218	$6,976,991

Amortization of intangible assets was $359,627 and $250,535 for the nine months ended September 30, 2014 and 2013, respectively, and $119,824 and $95,383 for the three months ended September 30, 2014 and 2013, respectively. Annual amortization expense is expected to be approximately $472,800 for 2015, $469,300 for 2016, $432,600 for 2017, $431,800 for 2018, and $427,600 for 2019.

Note 10 - Prepaid Expenses and Other Receivables

Other current assets consisted of the following at September 30, 2014 and December 31, 2013:

	September30,	December 31,
	2014	2013

Prepaid expenses	$903,253	$546,364
Other receivables	115,546	102,256
Total	$1,018,799	$648,620

Other receivables represented cash advances to employees, security deposit and exhibition deposits. At September 30, 2014, prepaid expenses included prepayments for marketing of approximately $60,000, website server hosting fee of approximately $112,700, consulting fee of approximately $36,700, shipping and freight cost of approximately $17,500, IR expense of approximately $346,500, insurance of approximately $246,400, and other prepaid expenses of approximately $83,200. At December 31, 2013, prepaid expenses included prepayments for consulting of approximately $100,000, designing fee for show rooms of approximately $245,040, insurance of approximately $115,600, and IR expense of approximately $80,200.

Note 11 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013

Other payables	$41,069	$119,481
Salary payable	546,845	500,057
Financed insurance premiums	118,909	61,147
Accrued consulting fees	135,845	174,710
Franchising subsidy	148,314	149,667
Accrued rents	155,954	164,982
Accrued expenses, others	279,995	288,113

Total	$1,426,931	$1,458,157

At September 30, 2014 and December 31, 2013, other accrued expenses mainly included designer fee, legal and utilities.  Other payables represented payables to landlord, contractors and vendors other than for purchase of materials. Franchising subsidy represented the accrued amount the Company will pay to its franchisees as a rebate to support their franchise store decoration expense.

Note 12 - Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.5% and maturity on June 1, 2015. The line of credit is secured by all of assets of Diamond Bar Outdoors, Inc., a subsidiary of Nova Lifestyle and guaranteed by Nova Lifestyle. As of September 30, 2014 and December 31, 2013, Diamond Bar had $4,507,037 and $4,754,258 outstanding on the line of credit, respectively.  During the nine months ended September 30, 2014 and 2013, the Company recorded interest expense of $125,258 and $117,352, respectively. During the three months ended September 30, 2014 and 2013, the Company recorded interest expense of $46,325 and $42,867, respectively.

In June 2013, the loan was modified for the following covenants: (i) maintain a minimum tangible net worth of not less than $5 million; (ii) maintain a current ratio in excess of 1.25 to 1.00; and (iii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iv) the pre-tax income must be not less than 1.000% of total revenue quarterly. As of September 30, 2014, Diamond Bar was in compliance with all the covenants.  In addition, the loan agreement provided a cross default provision whereby an event of default on this loan will cause the Nova Macao loan, which is described below, to also be in default, as both loans are from the same lender.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,280,356 (RMB 20 million) with maturity on April 24, 2015.  As of September 30, 2014 and December 31, 2013, Nova Dongguan had $812,678 (RMB 5.00 million) with maturity on November 20, 2014 and $820,089 (RMB 5.00 million) outstanding on the line of credit, respectively.  The loan currently bears monthly interest of 0.55% and requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was secured by the building of Nova Dongguan and guaranteed by Nova Dongguan and the Company’s CEO. During the nine months ended September 30, 2014 and 2013, the Company recorded interest expense of $40,722 and $42,656, respectively. During the three months ended September 30, 2014 and 2013, the Company recorded interest expense of $13,603 and $13,630, respectively.

On August 24, 2012, Nova Macao entered into an agreement with a commercial bank in Hong Kong for a line of credit of up to $8,000,000 with maturity on August 23, 2013. On August 23, 2013, the Company renewed the line of credit with annual interest rate of 4.25% and maturity on November 21, 2013. On December 17, 2013, the Company renewed the line of credit of up to $6,500,000 with maturity on January 30, 2015. The loan requires monthly payment on the interest and the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance. As of September 30, 2014 and December 31, 2013, Nova Macao had $1,848,000 outstanding on the line of credit. During the nine months ended September 30, 2014 and 2013, the Company paid interest of $61,305 and $58,811, respectively. During the three months ended September 30, 2014 and 2013, the Company paid interest of $20,072 and $19,854, respectively.

The loan has the following covenants: (i) total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $6,500,000, (b) insurance claim limits and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible account receivables are insured buyers by Sinosure assigned to the bank and within established insurance limit; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount should be settled with 7 days by Nova Furniture Macao Commercial Offshore Limited; and. (v) the Company maintains a debt to tangible net worth ratio of not in excess of 3.0x throughout the whole term of the loan. As of September 30, 2014, Nova Macao was in compliance with all the covenants.

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

Note 14 - Deferred Rent Payable

Deferred rent payable represented supplemental payments the Company must pay to the residents who originally lived on the land in Dongguan, Guangdong Province, China, to which the Company acquired land use rights for commercial use. The Company was required to pay an annual amount at RMB 800 per mu (or 666.67 square meters) for a total of 60 mu (or 40,000 square meters) starting from 2003 for 60 years. The payment increases 10% every 5 years. The Company recorded such expense on a straight-line basis. During the nine months ended September 30, 2014 and 2013, the Company recorded expense of $14,802 and $10,323, respectively. During the three months ended September 30, 2014 and 2013, the Company recorded expense of $7,811 and $3,471, respectively. As of September 30, 2014 and December 31, 2013, the Company had $79,685 and $74,152 of deferred rent payable, respectively.

Note 15 - Stockholders’ Equity

Warrants

Following is a summary of the warrant activity for the nine months ended September 30, 2014:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2014	522,473	$2.93	0.93
Exercisable at January 1, 2014	522,473	2.93	0.93
Granted	1,696,540	7.87	2.69
Exercised	201,233	2.33	-
Expired	142,690	2.00

Outstanding at September 30, 2014	1,875,090	7.54	2.09
Exercisable at September 30, 2014	1,875,090	$7.54	2.09

Shares issued to IR firm

On August 3, 2012, the Company entered into a contract with an investor relations firm. The Company agreed to issue 100,000 shares of common stock to the firm for 24 months of investor relation services. On August 15, 2012, the Company issued the first 50,000 of such 100,000 shares to the investor relations firm, at $2.75 per share, which was the stock price on the date of contract. The remaining 50,000 common stock shares were to be issued to the investor relations firm within 180 business days of the contract signing date and the Company issued the remaining 50,000 common stock shares on April 30, 2013.  During the nine months ended September 30, 2014 and 2013, the Company amortized $80,208 and $103,125 as IR expense, respectively. During the three months ended September 30, 2014 and 2013, the Company amortized $11,458 and $34,375 as IR expense, respectively.

On July 1, 2014, the Company entered into a contract with an investor relations firm. The Company agreed to issue 100,000 shares of common stock to the firm for 12 months of investor relation services.  The fair value of the 100,000 shares of common stock was $462,000 and was recorded as shares to be issued at September 30, 2014; the fair value was calculated based on the stock price of $4.62 per share on July 1, 2014, and will be amortized over the service term.  During the nine and three months ended September 30, 2014, the company amortized $115,500 as IR expenses.

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

On July 1, 2013, the Company entered into a consulting agreement with a consulting firm in China for providing management M&A, business strategy and financing consultation services effective July 15, 2013. The Company agreed to issue 50,000 shares of common stock to the firm for 12 months of consulting services starting on July 15, 2013. The Company also agreed to issue three-year warrants for the firm to purchase 50,000 shares of the Company’s common stock with an exercise price of $4 per share. Both the common stock and warrants shall be issued to Consultant or its designees within 7 business days upon execution of the Agreement. The fair value of the 50,000 shares of common stock was $200,000 at July 1, 2013, and will be amortized over the service term.  During the nine and three months ended September 30, 2014, the company amortized $100,000 and $50,000 as consulting expenses. During the three months ended September 30, 2013, the company recorded $50,000 as stock-based compensation.

The warrants issued to the consulting firm are exercisable for a fixed number of shares, and classified as equity instruments. The Company accounted for the warrants issued based on the fair value method under ASC Topic 505, and the fair value of the warrants was calculated using the Black-Scholes model under the following assumptions: estimated life of 3 years, volatility of 353%, risk-free interest rate of 0.66% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. Because these equity-classified warrants are vested immediately and are non-forfeitable; based on ASC 505-50, performance commitment has been reached at the grant date, and accordingly, the measurement date is the grant date.  The fair value of the warrants issued to the consulting firm at grant date was $194,989, and will be amortized over the service term. During the nine and three months ended September 30, 2014, the company recorded $76,629 and $38,314 as warrants expense, respectively. During the nine and three months ended September 30, 2013, the company recorded $48,747 as warrants expense.

On August 15, 2014, the Company entered into a consulting agreement with a consulting firm for general business advisory, marketing and administration, and business strategy consulting services effective on September 1, 2014. The Company agreed to issue 10,000 shares of common stock to the firm for 12 months of consulting services starting on September 1, 2014. The fair value of the 10,000 shares of common stock was $42,000, which was calculated based on the stock price of $4.20 per share on September 1, 2014, and will be amortized over the service term.  During the nine and three months ended September 30, 2014, the company amortized $5,250 as consulting expenses.

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

The Series A Warrants have a term of four years and are exercisable by the holders at any time after the date of issuance. The value of warrants as of April 14, 2014 was determined by using the Binomial option pricing model with the following assumptions: risk-free interest rate – 0.82%; dividend yield – 0%; expected volatility – 121%. As of September 30, 2014, the fair value of the Series A Warrants was $1,750,729 with the assumptions of risk-free interest rate – 1.07%; dividend yield – 0%; expected volatility – 114%. The Company recorded $1,245,905 and $316,866 as income from change in fair value of the warrants for the nine and three months ended September 30, 2014, respectively. The Series B Warrants have a term of six months and are exercisable by the holders at any time after the date of issuance. The value of warrants as of April 14, 2014 was determined by using the Binomial option pricing model with the following assumptions: risk-free interest rate – 0.06%; dividend yield – 0%; expected volatility – 99%. As of September 30, 2014, the fair value of the Series B Warrants was $0 with the assumptions of risk-free interest rate – 0.02%; dividend yield – 0%; expected volatility – 39%. The Company recorded $922,105 and $120,447 as income from change in fair value of the warrants for the nine and three months ended September 30, 2014, respectively. On October 14, 2014, the series B Warrants have expired and none of series B warrants have been excised. The Series C Warrants have a term of four years and are exercisable by the holders at any time after the date of issuance. After the six month anniversary of the issuance date of the Series C Warrants, to the extent that a holder of Series C Warrant exercises less than 70% of such holder’s Series B Warrants and the closing sale price of the Common Stock is equal to or greater than $9.81 for a period of ten consecutive trading days, then the Company may purchase the entire then-remaining portion of such holder’s Series C Warrants for $1,000. On October 14, 2014, the Company’s closing sale price of the Common Stock was not equal to or greater than $9.81 for a period of ten consecutive trading days, accordingly, the Company cannot purchase the entire then-remaining portion of such holder’s Series C Warrants for $1,000. The value of warrants as of April 14, 2014 was determined by using the Binomial option pricing model with the following assumptions: risk-free interest rate – 0.82%; dividend yield – 0%; expected volatility – 121%. As of September 30, 2014, the fair value of the Series C Warrants was $822,509 with the assumptions of risk-free interest rate 1.07%; dividend yield – 0%; expected volatility – 114%. The Company recorded $585,756 and $148,578 as income from change in fair value of the warrants for the nine and three months ended September 30, 2014, respectively.

In addition, the Company granted Placement Agent or its designees at the Closing warrants to purchase that number of shares of common stock of the Company equal to seven percent (7%) of the aggregate number of Shares placed in the Placement.  The Placement Agent Warrants shall have the same terms, including exercise price, anti-dilution and registration rights, as the warrants issued to the Investors in the Placement.  The placement agent and its designees received Series PA warrants to purchase up to 92,404 shares of common stock at the closing.  The value of Placement Agent Series PA warrants as of April 17, 2014 was determined by using the Binomial option pricing model with the following assumptions: risk-free interest rate – 0.91%; dividend yield – 0%; expected volatility – 122%. As of September 30, 2014, the fair value of the PA Warrants was $245,451 with the assumptions of risk-free interest rate - 1.07%; dividend yield – 0%; expected volatility – 114%. The Company recorded $87,411 and $44,373 as income from change in fair value of the warrants for the nine and three months ended September 30, 2014, respectively.

Shares issued to Independent board of directors

In July 2014, the Company entered into restricted stock award agreements (under 2014 Omnibus Long-Term Incentive Plan) with four independent directors of the Board. The company agreed to grant 5,000 shares to one and 4,000 shares to each of three of its independent directors with a grant date on July 9, 2014, respectively. The restricted period lapses as to twenty-five percent (25%) of the restricted stock on each of the three-month, six-month, nine-month and twelve-month anniversaries of the grant date. The fair value of these shares was $81,090, which was calculated based on the stock price of $4.77 per share on July 9, 2014. During the nine and three months ended September 30, 2014, the company amortized $18,662 as directors’ stock compensation expenses with corresponding amount of shares to be issued at September 30, 2014.

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

At September 30, 2014 and December 31, 2013, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital. Nova Dongguan did not make any transfer to surplus reserves due to its accumulated deficit.

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

Note 17 - Geographical Sales

Geographical distribution of sales consisted of the following for the nine and three months ended September 30, 2014 and 2013:

	For nine months ended September 30,		For three months ended September 30,
Geographical Areas	2014	2013	2014	2013

China*	$12,156,477	$11,789,781	4,418,156	4,389,640
North America	44,248,448	30,774,215	18,332,753	12,637,264
Asia**	4,050,094	1,728,902	818,534	716,003
Europe	8,160,461	11,119,659	1,943,704	4,118,378
Australia	292,909	543,241	130,677	197,085
Hong Kong	693,590	483,426	214,747	236,722
Other countries	107,003	32,017	34,301	15,750
	$69,708,982	$56,471,241	25,892,872	22,310,842

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

On September 19, 2013, Bright Swallow entered into a lease agreement for office space with two years term from October 1, 2013, to September 30, 2015. The monthly rental payment is 20,000 Hong Kong Dollars ($2,580 at September 30, 2014).

The Company has entered into several lease agreements for office and warehouse space in Commerce, California and showroom space in Las Vegas, Nevada and High Point, North Carolina with month-to-month or annual terms.

Diamond Bar subleased portion of its warehouse to one of its customers. The sublease income was recorded against the rental expense. Total rental expense for the nine months ended September 30, 2014 and 2013 was $389,081 and $377,131, respectively, $168,860 and $121,960 for the three months ended September 30, 2014 and 2013, respectively. The rental expense is recorded on a straight-line basis over the term of the lease. Minimum future lease payments are as follows:

Year	Amount
September 30, 2015	$548,796
September 30, 2016	533,396
September 30, 2017	549,398
September 30, 2018	565,880
September 30, 2019	47,271
Thereafter	-
Total	$2,244,741

Capital Contribution

Nova Dongguan’s total registered capital is $20 million. As of September 30, 2014 and December 31, 2013, Nova Dongguan had received $20.00 million and $14.60 million in cumulative capital contributions, respectively.

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

On May 3, 2013, the Company entered an amended and restated employment agreement with Thanh H. Lam to serve as the Company’s president for five years. The agreement provides for an annual salary of $80,000, 200,000 shares of the Company’s common stock and an annual bonus at the sole discretion of the Board. The 200,000 shares to be issued to Ms. Lam are subject to the terms of a stock award agreement. The first 50,000 shares of common stock shall be vested immediately, and the remaining shares shall be vested at 50,000 shares per year for three years on each anniversary of the effective date of the stock award agreement. During the nine months ended September 30, 2014 and 2013, the Company recorded $143,250 and $270,016 as stock-based compensation to Thanh H Lam, respectively. During the three months ended September 30, 2014 and 2013, the Company recorded $47,725 and $79,016 as stock-based compensation to Thanh H Lam, respectively.

Note 19 - Subsequent Events

The company has evaluated subsequent events through the issuance of the consolidated financial statements and the following subsequent event has been identified that requires disclosure in this section.

On November 10, 2014, the Company’s Board of Directors ratified the 2015 annual compensation of the Company’s CEO, CFO and President as approved by the Company’s Compensation Committee, and, upon the recommendation of the Company’s Compensation Committee, approved the grant of Restricted Stock Units to the Company’s CEO, CFO and President.  The cash compensation for such officers will remain the same as in 2014 ($100,000 for CEO. $80,000 for CFO and $80,000 for the President).  In addition, all three of them will receive a grant of 46,403 Restricted Stock Units (“RSU”).  The fair value of the 46,403 shares of RSU was $200,000, which was calculated based on the stock price of $4.31 per share on October 27, 2014, the date the awards were determined by the Compensation Committee.  The RSU grants will be vested 25% on March 30, 2015, 25% on June 30, 2015, 25% on September 30, 2015 and 25% on December 31, 2015.

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

Our customers principally consist of distributors and retailers having a specific geographic coverage that deploy middle to high end private label home furnishings having very little competitive overlap within our specific furnishings products or product lines.  Nova LifeStyle is constantly seeking to integrate new sources of distribution and manufacturer that are properly aligned with our growth strategy thus allowing us to continually focus on building both same store sales growth as well as drive the expansion of our overall distribution and manufacturing relationships through a deployment of popular, as well as trend-based, furnishing solutions worldwide.

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

IKEA has strict standards and processes to choose and qualify its vendors and suppliers.  In order to be qualified as an IKEA supplier, a company must go through a review, inspection and approval process according to IKEA standards which include the supplier’s operating history, manufacturing facility and equipment,  production capacity, raw materials, employee benefits and work safety, environmental protection and compliance with laws and regulations, among other things.  Nova began the discussions with IKEA to become a supplier in 2012.  In order to expedite the qualification process with IKEA, the Company decided to incorporate a new company and construct a new facility/workshop in full compliance with IKEA's special requirements. Therefore, the Company incorporated Ding Nuo, built a manufacturing facility/workshop and leased it to Ding Nuo specifically for engaging in business with IKEA.  In early September 2014, Ding Nuo completed an initial purchase from IKEA.  The purchase was made under a Contract Review Trading Area – Supplier.   IKEA finished installing a Purchase Agreement (the “PUA”) system into Nova’s computer system in early October, so that IKEA is able to place future orders through the system for Nova to execute.  IKEA will place formal orders (every 2-3 weeks) through the system for the following 3 months. If DingNuo can successfully fulfill these orders (in terms of timing, product quality, delivery and other requirements) for the 3 months orders, then beginning in 2015, IKEA will provide the Company a yearly order plan.

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

Principal Factors Affecting Our Financial Performance

Significant factors that we believe could affect our operating results are the (i) cost of raw materials; (ii) prices of our products to our international retailer and wholesaler customers and their markup to end consumers; (iii) consumer acceptance of our new brands and product collections; and (iv) general economic conditions in the U.S., Canada, China, Europe and other international markets. We have experienced and anticipate continued fluctuation in raw material costs as a result of world economic conditions, such as the price of stainless and carbon steel. We can normally pass the raw material cost increase to our customers, but there may be a time lag as we renegotiate pricing with our customers on existing products and introduce new product collections. We attempt to mitigate short-term risks of raw material price swings in between customer price negotiations by purchasing some raw materials in advance based on forecasted production needs. In addition, we are less susceptible to these short-term raw material pricing risks in the China retail market because we reserve the right under our product franchise agreements to adjust our wholesale and retail product pricing based on raw material price fluctuations, providing franchisees with at least one month’s notice prior to price adjustment. We believe most of our customers are willing to pay us higher prices for our high quality and stylish products, timely delivery and strong production capacity, which we expect will allow us to maintain high gross profit margins for our products. We have diversified our products by introducing brands and product collections exclusively for China, acquiring the Diamond Sofa brand in the U.S. market and developing higher-margin products for the U.S. and international markets, acquiring Bright Swallow for the Canadian market and establishing Ding Nuo for doing business with IKEA. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites also should allow us to maintain our high gross profit margins. The markets in North America and Europe remain challenging because they are experiencing a slower than anticipated recovery from the recent international financial crisis and the Euro-area crisis in particular. However, we believe that discretionary purchases of furniture by middle to upper middle-income consumers, our target global consumer market, will increase along with expected growth in the worldwide furniture trade and recovery of housing markets. Furthermore, we believe that our expansion of direct sales in China and the U.S. will have a positive impact on our net sales and net income, while helping to diversify our customer base and end consumer markets.

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

Accounts Receivable

Our policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  In 2012, the company elected to establish a bad debt allowance in consideration of (1) the many collections-based variables associated with a fast growing global operation and (2) being subject to possible defaults that cannot be reasonably anticipated. The Company maintained an allowance for bad debt of $355,960 and $280,055 as of September 30, 2014 and December 31, 2013, respectively.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are the Company’s fault.  As alternatives for the product return option, the customers have options of asking a discount from the Company for the products with quality issues or receiving replacement parts from the Company at no cost. The amount for return of products, the discount provided to the customers and cost for the replacement parts were immaterial in the nine and three months ended September 30, 2014 and 2013.

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

As of September 30, 2014, the adoption of ASU 2013-11 did not have an impact on our statement of operations but did impact our balance sheet classification, with a decrease in long-term deferred tax assets and a corresponding decrease in long term income tax payable of approximately $55,000.

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

The Financial Accounting Standards Board ("FASB") has issued Accounting Standards Update ("ASU") No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's condensed consolidated financial position and results of operations.

Results of Operations

Comparison of three months Ended September 30, 2014 and 2013

The following table sets forth the results of our operations for the three months ended September 30, 2014 and 2013. Certain columns may not add due to rounding.

	Three Months ended September 30,
	2014		2013
	$	% of Sales	$	% of Sales
Net sales	25,892,872		22,310,842
Cost of sales	20,001,433	77%	17,911,859	80%
Gross profit	5,891,439	23%	4,398,983	20%
Operating expenses	3,309,564	13%	2,693,022	12%
Income from operations	2,581,875	10%	1,705,961	8%
Other income (expenses), net	616,633	2%	(125,803)	(1)%
Income tax expense	77,825	0%	359,232	2%
Net income	3,120,683	12%	1,220,926	5%

Net Sales

Net sales for the three months ended September 30, 2014, were $25.89 million, an increase of 16% from $22.31 million in the same period of 2013; this increase in net sales resulted primarily from a 6% increase in sales volume and 9% increase in average selling price.  Our overall average selling price increased approximately 9% in the three months ended September 30, 2014 compared to 2013, resulting primarily from ceasing sales of an extremely low priced product of Nova Dongguan. Our largest selling product categories in the three months ended September 30, 2014 and 2013 were sofas, cabinets and dining tables, which accounted for approximately 37%, 16% and 15% of sales, respectively, for the three months ended September 30, 2014, and 37%, 15% and 16% of sales, respectively, for the three months ended September 30, 2013.

Of the $3.58 million increase in net sales in the three months ended September 30, 2014, compared to the same period of 2013, $3.55 million was attributable to sales in markets other than China, principally as a result of increased sales in North America and Asia, including Hong Kong and other countries. North American sales increased 45% to $18.33 million in the three months ended September 30, 2014 compared to $12.64 million in the same period of 2013 as we aggressively expanded sales to the U.S. and Canadian markets and integrated the operations of Bright Swallow. As part of our gradual change in sales and marketing strategy starting in 2012, we increased marketing efforts in the U.S. markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Europe were $1.94 million in the three months ended September 30, 2014, a decrease of 52.8% from $4.12 million in the same period of 2013, as a result of the slow European economy. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. Sales to Asia, including Hong Kong, and other countries, increased 2.81% to $1.20 million in the three months ended September 30, 2014 compared to $1.17 million in the same period of 2013.

Sales to China, which included sales to franchisees in addition to wholesalers and agents to domestic retail stores and distributors for the export market, accounted for 6% of sales in the three months ended September 30, 2014, compared to 8% of sales in the same period of 2013. Sales to franchisees selling our branded products in China contributed approximately $0.67 million or 15% of our total China sales in the three months ended September 30, 2014, compared to $0.74 million or 17% in the same period of 2013. The Company is currently adopting new image standards as well as product lines for its franchise operations that will take time to develop.  First, through our production line, we intend to produce some products made from marble material. Second, we intend to import a range of additional products from the U.S. or Europe. We also intend to enrich our product lines to include a bedroom series, which would include beds, bed side tables, mattresses (which could be imported or purchased in China) and bedding sets including bed sheets, pillowcases, quilt covers, and other items (which can be purchased within China). Despite decreased sales to franchisees stores, our overall sales to China increased 1% to $4.42 million in the three months ended September 30, 2014, compared to $4.39 million in the same period of 2013 as a result of $0.57 million sales from our newly incorporated company, Ding Nuo.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 12% to $20.00 million in the three months ended September 30, 2014, compared to $17.91 million in the same period of 2013 due primarily to an increase in sales and production. Cost of sales for products that we manufactured was $4.94 million in the three months ended September 30, 2014, a 1% decrease from $5.01 million in the same period of 2013. Material costs, labor costs and related overhead accounted for 69%, 22% and 9% of cost of sales for such products in the three months ended September 30, 2014, compared to 72%, 19% and 9% in the same period of 2013, respectively. The cost of products purchased from third party manufacturers increased 17% to $15.06 million in the three months ended September 30, 2014, from $12.90 million in the same period of 2013. The increase of products purchased from third party manufacturers is primarily due to increased sales orders, which exceeded the company’s current manufacturing capacity. Cost of sales as a percentage of net sales was 77% in the three months ended September 30, 2014, compared to 80% in the same period of 2013. The decrease in cost of sales as a percentage of net sales from the three months ended September 30, 2014 to 2013 resulted primarily from increased sales while the cost of sales remained constant compared with the same period of last year.

Gross Profit

Gross profit increased 34% to $5.89 million in the three months ended September 30, 2014, compared to $4.40 million in the same period of 2013. Our gross profit margin increased to 23% in the three months ended September 30, 2014, compared to 20% in the same period of 2013. The increase in gross profit margin resulted primarily from decreased cost of sales as a percentage of net sales, which was due primarily to increased sales and decreased cost of direct materials for self-produced products; in addition, we attracted more sales orders from certain large trading company customers by conducting trade shows in United States.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses, goodwill impairment and loss on disposal of fixed assets. Operating expenses increased 23% to $3.31 million in the three months ended September 30, 2014, from $2.69 million in the same period of 2013. Selling expense increased 45% to $1.17 million in the three months ended September 30, 2014, from $0.81 million in the same period of 2013 due primarily to increased sales. General and administrative expense increased by 13% to $2.13 million in the three months ended September 30, 2014, from $1.88 million in the same period of 2013 due primarily to an increase of research and development expenses by $229,000, and salary by $77,300, public relations by $121,600, but offset with a decrease in attorney fee of $199,600.

Other Income (Expense)

Other income was $616,633 in the three months ended September 30, 2014, compared with other expenses of $125,803 in the same period of 2013, an increase of $742,436. The increase in other income was due primarily to change in fair value of warrant liability of $630,264 and the interest income of $109,548 paid by one of the Company’s suppliers in the three months ended September 30, 2014, as further discussed in Note 4 to our accompanying consolidated financial statements.

Income Tax Expense

Income tax expense was $77,825 in the three months ended September 30, 2014, compared with $359,232 in the same period of 2013.  The decrease in income tax expense is mainly due to increased nontaxable income of $630,264 from the change in fair value of warrant liability in the three months ended September 30, 2014.

Net Income

Net income was $3.12 million in the three months ended September 30, 2014, an increase of 156% from $1.22 million for the same period of 2013. Our net profit margin was 12% in the three months ended September 30, 2014, an increase of 7% from 5% for 2013, due to the reasons explained above. The increase in profit margin resulted primarily from income from the change in fair value of warrant liability, which is a non-cash and non-taxable income.

Comparison of nine months Ended September 30, 2014 and 2013

The following table sets forth the results of our operations for the nine months ended September 30, 2014 and 2013. Certain columns may not add due to rounding.

	Nine Months ended September 30,
	2014		2013
	$	% of Sales	$	% of Sales
Net sales	69,708,982		56,471,241
Cost of sales	55,592,993	80%	44,973,299	80%
Gross profit	14,115,989	20%	11,497,942	20%
Operating expenses	9,435,005	14%	6,767,793	12%
Income from operations	4,680,984	7%	4,730,149	8%
Other income (expenses), net	2,848,217	4%	(371,541)	(1)%
Income tax expense	752,311	1%	772,135	1%
Net income	6,776,890	10%	3,586,473	6%

Net Sales

Net sales for the nine months ended September 30, 2014, were $69.71 million, an increase of 23% from $56.47 million in the same period of 2013; this increase in net sales resulted primarily from a 34% increase in sales volume due to a 9% decrease in average selling price.  Our subsidiary Bright Swallow, which was acquired in April 2013, contributed $6.33 million to sales for the nine months ended September 30, 2014 while it only brought us $3.76 million for the same period of 2013.  Our overall average selling price decreased approximately 9% in the nine months ended September 30, 2014, compared to 2013, resulting primarily from increased sales volume of low price products in both the China domestic market and worldwide. Our largest selling product categories in the nine months ended September 30, 2014 and 2013 were sofas, cabinets and dining tables, which accounted for approximately 37%, 17% and 15% of sales, respectively, for the nine months ended September 30, 2014, and 36%, 17% and 17% of sales, respectively, for the nine months ended September 30, 2013.

Of the $13.24 million increase in net sales in the nine months ended September 30, 2014, compared to the same period of 2013, $12.87 million was attributable to sales in markets other than China, principally as a result of increased sales in North America and Asia, including Hong Kong and other countries. North American sales increased 44% to $44.25 million in the nine months ended September 30, 2014, compared to $30.77 million in the same period of 2013 as we aggressively expanded sales to the U.S. and Canadian markets and integrated the operations of Bright Swallow.  As part of our gradual change in sales and marketing strategy starting in 2012, we increased marketing efforts in the U.S. markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Europe were $8.16 million in the nine months ended September 30, 2014, a decrease of 26.61% from $11.12 million in the same period of 2013 as a result of the slow European economy. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. Sales to Asia, including Hong Kong, and other countries, increased 84% to $5.14 million in the nine months ended September 30, 2014, compared to $2.79 million in the same period of 2013, primarily due to the increase of sales orders from our major customers in Asia.

Sales to China, which included sales to franchisees in addition to wholesalers and agents to domestic retail stores and distributors for the export market, accounted for 17% of sales in the nine months ended September 30, 2014, compared to 21% of sales in the same period of 2013. Sales to franchisees selling our branded products in China contributed approximately $1.79 million or 15% of our total China sales in the nine months ended September 30, 2014, compared to $1.94 million or 16% in the same period of 2013. The Company is currently adopting new image standards as well as product lines for its franchise operations that will take time to develop.  First, through our production line, we intend to produce some products made from marble material. Second, we intend to import a range of additional products from the U.S. or Europe. We also intend to enrich our product lines to include a bedroom series, which would include beds, bed side tables, mattresses (which could be imported or purchased in China) and bedding sets including bed sheets, pillowcases, quilt covers, and other items (which can be purchased within China). Overall sales to China increased 3% to $12.16 million in the nine months ended September 30, 2014 compared to $11.79 million in the same period of 2013 as a result of $0.66 million sales from our newly incorporated company, Ding Nuo.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 24% to $55.59 million in the nine months ended September 30, 2014, compared to $44.97 million in the same period of 2013 due primarily to an increase in sales and production. Cost of sales for products that we manufactured was $13.23 million in the nine months ended September 30, 2014, a 10% increase from $12.00 million in the same period of 2013. Material costs, labor costs and related overhead accounted for 66%, 22% and 12% of cost of sales for such products in the nine months ended September 30, 2014, compared to 70%, 21% and 9% in the same period of 2013, respectively. The cost of products purchased from third party manufacturers increased 28% to $42.36 million in the nine months ended September 30, 2014, from $32.97 million in the same period of 2013. The increase of products purchased from third party manufacturers is primarily due to increased sales orders, which exceeded the company’s current manufacturing capacity, and the purchase and continued integration of Bright Swallow, which is a furniture wholesale company. Cost of sales as a percentage of net sales stayed the same at 80% in the nine months ended September 30, 2014, compared with the same period of 2013.

Gross Profit

Gross profit increased 22.77% to $14.11 million in the nine months ended September 30, 2014, compared to $11.50 million in the same period of 2013. The increase in gross profit resulted primarily from increase of net sales. Our gross profit margin stayed the same at 20% in the nine months ended September 30, 2014, compared with the same period of 2013.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses, goodwill impairment and loss on disposal of fixed assets. Operating expenses increased 39% to $9.44 million in the nine months ended September 30, 2014, from $6.77 million in the same period of 2013. Selling expense increased 17% to $2.80 million in the nine months ended September 30, 2014, from $2.39 million in the same period of 2013 due primarily to increased sales. General and administrative expense increased by 32% to $5.80 million in the nine months ended September 30, 2014, from $4.38 million in the same period of 2013 due primarily to an increase of salary by $181,500, amortization of Bright Swallow’s customer relationship by $116,400, research and development expenses by $601,900, rent by $140,000, public relations by $146,500, and license fees related to listing of the Company’s stock on Nasdaq by $169,800.  In addition, during the nine months ended September 30, 2014, the Company performed goodwill impairment tests, and concluded that goodwill of $0.81 million for Bright Swallow was impaired.

Other Income (Expense)

Other income was $2,848,217 in the nine months ended September 30, 2014, compared with other expenses of $371,541 in the same period of 2013, an increase of $3,219,758. The increase in other income was due primarily to change in fair value of warrant liability of $2,841,177, the interest income of $109,548 paid by one of the Company’s suppliers, as further discussed in Note 4 to our accompanying consolidated financial statements, the subsidy income of $50,500 from Chinese government for encouraging and supporting of the Company’s business expansion, and the insurance compensation of $136,600 for machinery which was damaged during shipping in the nine months ended September 30, 2014.

Income Tax Expense

Income tax expense was $752,311 in the nine months ended September 30, 2014, compared with $772,135 in the same period of 2013.

Net Income

Net income was $6.78 million in the nine months ended September 30, 2014, an increase of 89% from $3.59 million for the same period of 2013. Our net profit margin was 10% in the nine months ended September 30, 2014, an increase of 4% from 6% for 2013, due to the reasons explained above. The increase in profit margin resulted primarily from income from the change in fair value of warrant liability, which is a non-cash and non-taxable income.

Liquidity and Capital Resources

Our principal demands for liquidity are to increase sales in the U.S. and China, to purchase inventory, and for sales distribution and general corporate purposes. We intend to meet our liquidity requirements, including capital expenditures related to the expansion of our manufacturing facilities and production capacity, purchase of raw materials and the expansion of our business, primarily through cash flow provided by operations and collections of accounts receivable, and credit facilities from the bank.

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

We had net working capital of $33,367,765 at September 30, 2014, an increase of $4,473,483 from net working capital of $28,894,282 at December 31, 2013. The ratio of current assets to current liabilities was 2.67-to-1 at September 30, 2014.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2014 and 2013:

	2014	2013
Cash (used in) provided by:
Operating activities	$(6,759,230)	$2,238,462
Investing activities	(2,786,697)	(3,945,244)
Financing activities	9,090,620	112,465

Net cash used in operating activities was $6.76 million in the nine months ended September 30, 2014, an increase of cash outflow of $9.00 million from $2.24 million of cash provided by operating activities in 2013. The increase in cash outflow was attributable primarily to advance payments to suppliers of $2.84 million including $1.98 million to one of our suppliers in exchange for the purchase of finished goods inventory at a favorable price in the nine months ended September 30, 2014, an increase in inventory by stocking more fast-selling products in order to avoid shipment delays for $2.76 million outflow, and the provision of longer sales terms on accounts receivable for the Company’s new product lines for $9.89 million outflow in the nine months ended September 30, 2014, despite an increase in cash inflow from accounts payable for $1.49 million inflow in the nine months ended September 30, 2014.

Net cash used in investing activities was $2.79 million in the nine months ended September 30, 2014, a decrease of $1.16 million from $3.94 million in the same period of 2013. In the nine months ended September 30, 2014, we paid $1.37 million for the acquisition of property and equipment, $0.79 million for deposits on new plant construction, and $0.64 million for construction in progress for website and mobile application design. In the same period of 2013, we paid $3.50 million as a deposit for the acquisition of Bright Swallow, $0.47 million for the acquisition of property and equipment, and $0.32 million for construction in progress for Dongguan new plant construction, offset by $0.34 million of cash received from the acquisition of Bright Swallow.

Net cash provided by financing activities was $9.09 million in the nine months ended September 30, 2014, an increase of $8.98 million from cash inflow of $0.11 million in the same period of 2013. In the nine months ended September 30, 2014, we repaid $21.66 million for bank loans, but borrowed $21.42 million from bank loans, and received $0.75 from outstanding subscription receivable, $0.45 million from warrants exercised and $8.14 million from equity financing. In the same period of 2013, we received $12.08 million proceeds from bank loans, but repaid $12.76 million in bank loans, and received $0.80 from warrants exercised.

As of September 30, 2014, we had gross accounts receivable of $38,086,798, of which $27,568,532 was with aging within 90 days, and $10,518,266 was with aging over 90 days; we had an allowance for bad debt of $355,960 for accounts receivables. The increase in accounts receivable was primarily due to increase of sales during the nine months ended September 30, 2014.

As of September 30, 2014, the annualized accounts receivable turnover rate was 2.83 compared with 3.11 as of December 31, 2013. The decrease of accounts receivable turnover rate was due to promoting new product lines by extending sales terms on accounts receivable during nine months ended September 30, 2014.  Accordingly, the day sales outstanding (annualized) was 129.00 days at September 30, 2014, compared with 117.28 at December 31, 2013.

The annualized inventory turnover rate was 15.69 at September 30, 2014, compared with 19.10 at December 31, 2013. The decrease of inventory turnover rate was due to stocking of more fast-selling products in order to avoid shipment delays.

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

Sales to international markets typically are made through letters of credit, but for some long-term, high volume customers, we accept telegraphic transfer, or T/T, with a payment term of 15-30 days upon receipt of the products. Historically, we have not experienced bad debts from our sales to international markets. Our accounts receivable related to sales to international markets, including the Canadian market through Bright Swallow’s sales, typically are less than three months, depending on customer shipment schedules. We expect the balance of accounts receivable to decrease as our new sales strategy and shortened payment terms to our major customers in the international markets take effect along with our new payment terms for franchisees.

Diamond Bar gives 30-60 day payment terms to customers who are approved for Account Receivable coverage by our credit insurance company. In most cases, Diamond Bar provides 30 day payment terms to most of the customers and 60 day payment terms for certain big customers with outstanding payment histories.  Diamond Bar requires prepayment or COD for customers who are not approved by our credit insurance company.  As a result of this policy, management expects accounts receivable outstanding from sales in the US and China to decrease correspondingly going forward.

Private Placement

On April 14, 2014, the Company entered into a Securities Purchase Agreement with certain purchasers pursuant to which the Company sold to the Buyers, in a registered direct offering, an aggregate of 1,320,059 shares of common stock, par value $0.001 per share, at a negotiated purchase price of $6.78 per share, for aggregate gross proceeds to the Company of $8.95 million.

As part of the transaction, the Buyers also received (i) Series A warrants to purchase up to 660,030 shares of Common Stock in the aggregate at an exercise price of $8.48 per share (the “Series A Warrants”); (ii) Series B warrants to purchase up to 633,628 shares of Common Stock in the aggregate at an exercise price of $6.82 per share (the “Series B Warrants”); and (iii) Series C warrants to purchase up to 310,478 shares of Common Stock in the aggregate at an exercise price of $8.53 per share (the “Series C Warrants” and together with the Series A Warrants and the Series B Warrants, the “Warrants”). The Series A Warrants have a term of four years and are exercisable by the holders at any time after the date of issuance. The Series B Warrants have a term of six months and are exercisable by the holders at any time after the date of issuance. The Series C Warrants have a term of four years and are exercisable by the holders at any time after the date of issuance. After the six month anniversary of the issuance date of the Series C Warrants, to the extent that a holder of a Series C Warrant exercises less than 70% of such holder’s Series B Warrants and the closing sale price of the Common Stock is equal to or greater than $9.81 for a period of ten consecutive trading days, then the Company may purchase the entire then-remaining portion of such holder’s Series C Warrants for $1,000.  The shares and warrants were registered on a takedown of our shelf registration statement described below. The series B Warrants expired on October 14, 2014, and none of the Series B warrants were excised prior to such expiration.

Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.5% and maturity on June 1, 2015. The line of credit is secured by all of the assets of Diamond Bar Outdoors, Inc., a subsidiary of Nova Lifestyle and is guaranteed by Nova Lifestyle. As of September 30, 2014 and December 31, 2013, Diamond Bar had $4,507,037 and $4,754,258 outstanding on the line of credit, respectively.  During the nine months ended September 30, 2014 and 2013, the Company recorded interest expense of $125,258 and $117,352, respectively; during the three months ended September 30, 2014 and 2013, the Company recorded interest expense of $46,325 and $42,867, respectively, related to this agreement.  As of September 30, 2014, the Company had $492,963 available for borrowing.

In June 2013, the loan was modified for the following covenants: (i) maintain a minimum tangible net worth of not less than $5 million; (ii) maintain a current ratio in excess of 1.25 to 1.00; and (iii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iv) the pre-tax income must be not less than 1.000% of total revenue quarterly. As of September 30, 2014, Diamond Bar was in compliance with all the covenants.  In addition, the loan agreement provided a cross default provision whereby an event of default on this loan will cause the Nova Macao loan, which is described below, to also be in default, as both loans are from the same lender.

On August 24, 2012, Nova Macao entered into an agreement with a commercial bank in Hong Kong for a line of credit of up to $8,000,000 with maturity on August 23, 2013. On August 23, 2013, the Company renewed the line of credit with annual interest rate of 4.25% and maturity on November 21, 2013. On December 17, 2013, the Company renewed the line of credit of up to $6,500,000 with maturity on January 30, 2015. The loan requires monthly payment of the interest and the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance. As of September 30, 2014 and December 31, 2013, Nova Macao had $1,848,000 outstanding on the line of credit. During the nine months ended September 30, 2014 and 2013, the Company record interest of $61,305 and $58,811, respectively; during the three months ended September 30, 2014 and 2013, the Company recorded interest of $20,072 and $19,854, respectively, related to this agreement. As of September 30, 2014, the Company had $4,652,000 available for borrowing.

The loan has the following covenants: (i) total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $6,500,000, (b) insurance claim limits and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible account receivables are insured buyers by Sinosure assigned to the bank and within established insurance limit; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount should be settled within 7 days by Nova Furniture Macao Commercial Offshore Limited; and. (v) the Company maintains a debt to tangible net worth ratio of not in excess of 3.0x throughout the whole term of the loan. As of September 30, 2014, Nova Macao was in compliance with all the covenants.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,280,356 (RMB 20 million) with maturity on April 24, 2015.  As of September 30, 2014 and December 31, 2013, Nova Dongguan had $812,678 (RMB 5.00 million) with maturity on November 20, 2014 and $820,089 (RMB 5.00 million) outstanding on the line of credit, respectively.  The loan currently bears monthly interest of 0.55% and requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was secured by the building of Nova Dongguan and is guaranteed by Nova Dongguan and the Company’s CEO. During the nine months ended September 30, 2014 and 2013, the Company recorded interest expense of $40,722 and $42,656, respectively; during the three months ended September 30, 2014 and 2013, the Company recorded interest expense of $13,603 and $13,630, respectively, related to this agreement.  As of September 30, 2014, the Company had $ 2,438,033 (RMB 15 million) available for borrowing.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective as of such date as identified in our internal control over financial reporting below.

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

Changes in Internal Control over Financial Reporting

As of September 30, 2014, we have identified certain matters that constituted a material weakness in our internal control over financial reporting. Specifically, we lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NOVA LIFESTYLE, INC.
(Registrant)
Date: November 12, 2014	By:	/s/ Ya Ming Wong
Ya Ming Wong Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2014		/s/ Yuen Ching Ho
Yuen Ching Ho Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith
‡ Furnished herewith