Form 10-K
period 2014-12-31
Nova Lifestyle, Inc.
filed 2015-03-26
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
Common Stock, par value $0.001 per share.

Securities registered pursuant to Section 12(g) of the Act:
None.

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
Yes  ☐                      No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $47,002,690.72, computed by reference to $4.67 per share as of June 30, 2014, which is less than $75,000,000.

As of March 23, 2015, there were 20,940,513  shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Nova LifeStyle, Inc. Proxy Statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

Our History

We are a U.S. holding company with no material assets other than the ownership interests of our subsidiaries through which we market, design, manufacture and sell residential furniture worldwide: Nova Furniture Limited (“Nova Furniture”), Bright Swallow, Nova Furniture (Dongguan) Co., Ltd. (“Nova Dongguan”), Nova Furniture Macao Commercial Offshore Limited (“Nova Macao”), Nova Dongguan Chinese Style Furniture Museum (“Nova Museum”), Diamond Bar Outdoors, Inc. (“Diamond Bar”), and Dongguan Ding Nuo Household Products Co., Ltd. (“Ding Nuo”). Nova Dongguan is a wholly foreign-owned enterprise, or WFOE, and was incorporated under the laws of the PRC on June 6, 2003. Nova Macao was organized under the laws of Macao on May 20, 2006. Nova Dongguan and Nova Macao are wholly owned subsidiaries of Nova Furniture, our wholly owned subsidiary organized under the laws of the British Virgin Islands, or the BVI. Nova Dongguan organized Nova Museum on March 17, 2011 as a non-profit organization under the laws of the PRC engaged in the promotion of the culture and history of furniture in China. Diamond Bar, doing business as Diamond Sofa, was incorporated in California on June 15, 2000. Nova Dongguan markets and sells our products in China to stores in our franchise network and to wholesalers and agents for domestic retailers and exporters. Nova Dongguan also provides the design expertise and facilities to manufacture our branded products and products for international markets under original design manufacturer and original equipment manufacturer agreements, or ODM and OEM agreements. Nova Macao is a trading company, importing, marketing and selling products designed and manufactured by Nova Dongguan and third party manufacturers for the U.S. and international markets. As of January, 2013, Nova Macao manages all aspects of Nova Dongguan’s export market. Diamond Bar markets and sells products manufactured by us and third party manufacturers under the Diamond Sofa brand to distributors and retailers principally in the U.S. market.  On April 24, 2013, we completed our acquisition of Bright Swallow, an established furniture company with a global client base.  Bright Swallow’s current client, Canadian based The Brick Limited (www.TheBrick.com) has over 200 locations and provides an excellent example of this exceptional integration opportunity. This new brand also provides Nova LifeStyle with an excellent opportunity to market to existing Bright Swallow partners and increase its sales accordingly.  On October 1, 2013, Bright Swallow, a British Virgin Island company, moved to a new office in Hong Kong in order to expand the business there.  To service our relationship with Ikea, in order to meet certain customer service and other requirements of Ikea different from those of other customers of ours, we formed Ding Nuo as a new subsidiary in 2013, which is held 90.91% by Nova Dongguan and 9.09% by Mr. Gu XingChang, a longtime employee of ours who is a Chinese citizen with direct responsibilities for the Ikea relationship, in order to satisfy certain local regulatory requirements and to expedite the registration process of the new company in China. Nova Dongguan contributed RMB 1,000,000 (approximately $ 163,000) of registered capital to Ding Nuo and Mr. Gu contributed RMB 100,000 (approximately $16,300) to Ding Nuo, which he obtained through a loan from Nova Furniture.  Mr. Gu’s share was put in escrow and trust with Nova Furniture. This arrangement was memorialized pursuant to a Supplemental Agreement, between Gu XingChang and Nova Furniture, effective as of January 28, 2014. As a result, Nova Furniture effectively controls 100% of Ding Nuo. All profits of Ding Nuo will be distributed to Nova Furniture. On December 5, 2013, the local State Administration of Commerce and Industry issued a new business license for Ding Nuo.

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

Nova Furniture was incorporated on April 29, 2003, by our Chairman and Chief Executive Officer, Ya Ming Wong, and Chief Financial Officer, Yuen Ching Ho. Nova Furniture subsequently formed Nova Dongguan as a WFOE on June 6, 2003. On March 8, 2005, Messrs. Wong and Ho formed Nova Furniture Holdings Limited, which we refer to as Nova Holdings, a corporation organized under the laws of the BVI, and transferred their equity interests in Nova Furniture to Nova Holdings. As a result of this transaction, Nova Furniture became a wholly owned subsidiary of Nova Holdings. Nova Holdings subsequently formed two wholly owned subsidiaries as trading companies for Nova Dongguan products: Nova Furniture Hong Kong Limited, a company incorporated under the laws of Hong Kong on April 19, 2005, or Nova Hong Kong, and Nova Macao on May 20, 2006. Nova Hong Kong ceased doing business in October 2010 to consolidate our trading operations, and on February 28, 2011, Nova Holdings applied to the relevant Hong Kong government authorities to deregister the subsidiary. On January 3, 2011, Nova Furniture issued an additional 9,998 shares of its capital stock, of which 8,123 shares were issued to Nova Holdings and 1,875 shares were issued to St. Joyal, an unrelated California corporation engaged in business investment and development. St. Joyal, from time to time since 2009, has introduced us to prospective customers through its business contacts with U.S. domestic furniture wholesalers and retailers. Following this issuance, Nova Holdings and St. Joyal held 81.25% and 18.75%, respectively, of the equity interests in Nova Furniture. Pursuant to a shareholder agreement, St. Joyal is committed to pay $2.4 million by January 1, 2014, in exchange for its 18.75% equity interest in Nova Furniture. St. Joyal paid this amount in full in April 2014.  The St. Joyal Shareholder Agreement also provides for St. Joyal to assist in expanding our direct sales customer base in the U.S. On January 14, 2011, Nova Holdings transferred its equity interest in Nova Macao to Nova Furniture, which was accounted for as a reorganization of entities under common control. As a result of this transaction, Nova Macao became a wholly owned subsidiary of Nova Furniture.

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

Our organizational structure is set forth in the following diagram:

Our Products

We market and develop modern home furniture for today’s middle class, urban consumer in diverse markets worldwide. Our product offerings feature urban contemporary styles offering comfort and functionality in matching furniture collections and upscale luxury pieces appealing to lifestyle-conscious middle and upper middle-income consumers. Many of our products are part of multi-piece lifestyle collections in distinctive styles targeted at the medium and upper-medium price ranges and feature upholstered, wood and metal-based residential furniture pieces. We classify our products by room~~;~~ or series; including living room, dining room, bedroom and home office, and by category or piece such as sofas, chairs, dining tables, beds, entertainment consoles, cabinets and cupboards. Our largest selling product categories in the years ended December 31, 2014 and 2013 were sofas, cabinets and dining tables, which accounted for approximately 34%, 16% and 16% of sales, respectively, for the year ended December 31, 2014, and 37%, 17% and 16% of sales, respectively, for the year ended December 31, 2013. Our products are manufactured primarily from medium-density fiberboard, or MDF board, and particleboard covered with veneers or lacquers and combined with other materials, including steel, glass, marble, leather and fabrics.

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

China Market

Consumer demand for furniture in China has continued to grow in recent years, with consumption of furniture in China up 13.9% in 2014 from 2013, while furniture exports decreased 0.7% from 2013, according to the National Bureau of Statistics of China (NBS). The expansion of the retail furniture market in China is due, in part, to the country’s rapid economic growth. According to the China National Furniture Association, domestic consumption will be the principal development driver of furniture production in China going forward. China’s real Gross Domestic Product, or GDP, growth rate was 7.7% in 2013, and has grown an average of 8.5% annually since 2006; China’s GDP is expected to continue to grow at a rate of 7.5% in 2014 despite the recent slowdown in global markets, according to the IMF China Outlook. China has a large population, including a rapidly expanding middle class and young, urban consumer bases that offer a large pool of potential consumers for our products. China’s market population of middle class and affluent consumers is projected to grow to more than 400 million by 2020 from the approximately 150 million in 2010, according to the Boston Consulting Group’s “Big Prizes in Small Places; China’s Rapidly Multiplying Pockets of Growth” report from November 2010. Economic growth in China has led to greater levels of personal disposable income and increased spending among China’s expanding middle class consumer base. Furthermore, the economic and social development in China has brought about greater urbanization, with urban residents exceeding 53.73% of the population in 2013 compared to approximately 36.2% of the population in 2000, and this urbanization trend and expanding middle class has promoted increased investment in commercial residential buildings and new housing starts in China, which increased 10.5% in 2014, according to the NBS. As apartment and homeownership continues to rise in China, we believe that sales in the furniture industry will also improve.

In order to capture this residential furniture market opportunity for the middle and upper middle-income consumer in China, we have established distinct furniture brands designed specifically for the consumer preferences of the China market. We feature a wide selection of product categories and styles under our brands, each piece part of a collection bearing a distinctive style, design theme and selection of materials and finishes. We anticipate developing new collections semi-annually for each brand. Our sales to China, including sales to our franchise network and to wholesalers and agents for domestic retailers and distributors for the export market, were $17.03 million in 2014, a 6.37% increase over 2013, and accounted for 17.26% of sales in 2014 compared to 20% of sales in 2013. We expect that a significant portion of our sales will continue to come from sales to China. We intend to continue developing the China retail market aggressively, building brand awareness by increasing our general marketing efforts as well as strategically expanding both our internet presence as well as our growing franchise store network. Sales to our network of franchise stores consisted of $2.33 million or 13.65% of retail sales in China in 2014 compared to $3.08 million or 19.21% of retail sales in China in 2013 (fourth year of franchise store sales). The Company is currently adopting new image standards as well as product lines for their franchise operations and believes that sales to franchisees will begin to increase as these new initiatives take substance in both the stores as well as the electronic marketplace we are working to expand.  The new image standards seek to upgrade our products to meet more high-end standards. First, through our production line, we intend to produce some products made from marble material. Second, we intend to import a range of additional products from the U.S. or Europe. We also intend to enrich our product lines to include a Bedroom series - like beds, bed side tables, mattresses (which could be imported or purchased in China) and bedding sets including bed sheets, pillowcases, quilt covers, etc.(which can be purchased within China).

We believe that distributing our products through dedicated, single-brand stores displaying complete and fully accessorized room settings strengthens brand awareness, produces well-informed and focused sales personnel, and encourages consumers to purchase an entire room of furniture.  We believe that our brands and sales through our franchise store network in China and through e-commerce platforms will grow significantly as consumer demand for quality and stylish furniture increases in China in combination with raised living standards.

Our presence in China currently includes five brands with a wide selection of individual as well as matched pieces related to our furniture suites for the living room, dining room, bedroom and home office. Our most established and largest selling brand, Colorful World, or 花花世界, was first introduced in 2003 for the middle-income consumer with a young, clean and fashionable look designed for smaller, urban living spaces. We introduced a new Colorful World bedroom line, Sleeping Life of Colorful World, or 花花世界睡眠生活, in February 2013, featuring beds and mattresses that incorporate latex foam and other unique features to create a comfortable sleeping space.  We continue to provide updated designs and innovations for our Giorgio Mobili, or GM, brand of luxury furniture in 2010 with clean, classic living room and bedroom styles for the upper middle-income consumer. We launched our 1SOFA and Wo Zhi Bao or 屋之宝 brands in late 2013, and we are currently planning to continue to expand our presence in China through the increasingly popular internet sales channel (which we initiated in September 2012).  We expect to launch our own e-commerce platform in the third quarter of 2015 instead of relying on third party platforms (such as Alibaba and ID.com) and, as a result, we expect our internet sales in mainland China to eventually represent 50% of all of our mainland China sales.

International Markets

We sell products to the U.S. and international markets under the Diamond Sofa brand and as a trading company and vertically integrated manufacturer under ODM and OEM agreements for global furniture distributors and large national retailers. Worldwide GDP increased 3.3% in 2013, according to the IMF “World Economic Outlook Update” from January 2015, and global furniture production reached an estimated $437 billion in 2013, according to the CSIL World Outlook. The IMF anticipates further worldwide GDP growth of 3.3% in 2014, with much of the real growth expected in emerging economies. The markets in the U.S. and Europe remain challenging because they are experiencing a slower than anticipated recovery from the recent international financial crisis and the Euro-area crisis in particular. However, real growth in furniture demand in 2014 is forecasted to grow 3.3% in the world’s top 70 countries, according to the CSIL World Outlook. We believe that discretionary purchases of furniture by middle to upper middle-income consumers, our target global consumer market, will increase along with the expected growth in the worldwide furniture trade and recovery of housing markets. Furthermore, we believe that furniture featuring modern and contemporary styling such as ours will continue to be in greater demand.

In 2014, our products were sold in over 18 countries worldwide, with North America and Europe our principal international markets. Our sales to the U.S. and international markets were $81.68 million in 2014 and accounted for 83% of sales in 2014 compared to 80% of sales in 2013. We expect that a majority of our sales will continue to come from sales to customers outside of China, and in particular the North American and European markets. Sales to North America accounted for 65.2% and 56.2% of sales in 2014 and 2013, respectively, with the significant increase attributed principally to our expansion in the U.S. market and Canadian market. Sales to Europe accounted for 12% and 18% of sales in 2014 and 2013, respectively, with the decrease attributed principally to the challenging Euro-area economic climate and our changing sales and marketing strategy to diversify international sales. As we continue to expand our broad network of distributors, increase direct sales and enter emerging growth markets, we believe that we are well positioned to respond to changing market conditions, allowing us to take advantage of any upturns in the global and local economies of the markets we serve.

Our logistics, manufacturing and delivery capabilities provide our customers with the flexibility to select from our extensive furniture collections in their respective shipments. We design and manufacture our products for direct sales to private label retailers worldwide and for global furniture distributors and wholesalers that in turn offer our products to retailers under their own brand names, including Actona Company (Denmark), Artemis (Australia), BUT International (France), Dongguan Metals and Minerals Import and Export Company (Dongguan Wu Jin Kuang Ye) (China), Dormitienda (Spain) and El Dorado Furniture (U.S.). We offer a wide selection of stand-alone pieces across a variety of product categories and approximately 20 product collections developed exclusively for international markets.  During 2015, the Company expects to focus on increasing the sales volume of collections developed during 2014 for both the U.S. and international markets, rather than developing new collections.  We also sell products under the Diamond Sofa brand to distributors and retailers in North America and South America and to end-user consumers in the U.S. market through third party shopping portals. Our research and development team works with our customers to modify our existing product designs and create new designs and styles for their market’s particular requirements. We believe that we can continue to expand our sales in the U.S. and international markets as we integrate the Diamond Sofa brand and increase our direct sales to retailers and chain stores as we expand and explore new markets worldwide.

Sales and Marketing

Our sales and marketing strategies target middle class, urban consumers including: (1) expanding our franchise store network in China; (2) increasing direct sales in the U.S. and internationally; (3) internet sales and online marketing; (4) participation in trade exhibitions; and (5) promotion of furniture culture in China.

We sell our branded products in China primarily through our growing network of franchise stores. Each store is independently owned and operated under a product franchise agreement for a single brand in an exclusive sales region, typically designated by city or district. We believe distributing our products through dedicated, single-brand stores strengthens brand awareness, provides well-informed and focused sales personnel and encourages the purchase of multiple items per visit. The first franchise stores opened in the first quarter of 2010 under the Colorful World brand, and, as of December 31, 2014, we continue to operate approximately 39 franchise stores in strategically located in cities across China for both the Colorful World and Giorgio Mobili brands. We intend to focus on continued development of this market, building awareness of our brands in China by increasing marketing efforts and expanding our franchise store network to a goal of 20 additional locations in China during 2015. We anticipate locating franchise stores in cities throughout China in order to reduce our dependence on any one region. Most of the franchise stores currently are located within furniture marketplaces or shopping malls, which is common for the retail furniture industry in China, rather than as stand-alone storefronts. The location of these stores also helps to market and introduce our products by creating brand awareness within the furniture marketplaces among consumers. As part of the product franchise agreement, we provide sales and marketing training to the franchisee and assist in designing store interior details such as layout, decorations and lighting to reflect the distinctive style of the representative brand, complement the quality of our products and create an inviting shopping experience with curb appeal that targets our intended middle and upper middle-income consumer. Our store layout designs include the display of complete and fully accessorized room settings instead of individual furniture pieces to encourage consumers to purchase an entire room of furniture.

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

Our acquisition of Bright Swallow International Group Limited (Bright Swallow), an established furniture company with a global client base, was finalized in late April of 2013, and Bright Swallow has become an integral part of the Nova LifeStyle brand family. Bright Swallow posted revenues of just over $8.35 million for FY 2014, Bright Swallow’s first full fiscal year as our subsidiary, and its complementary product line and geographical reach has offered Nova LifeStyle an ideal opportunity to expand its overall global market presence.  One of Bright Swallow’s current clients, Canadian based The Brick Limited (www.TheBrick.com) has over 200 locations and provides an excellent example of this exceptional integration opportunity. This new brand also provides Nova LifeStyle with an excellent opportunity to market to existing Bright Swallow partners and increase its sales accordingly.  A British Virgin Island company with its principal offices in Jiaxing City, Zhejiang Province, Bright Swallow has grown steadily over the years and has an excellent management team in place that has become a part of the Nova LifeStyle team. Nova LifeStyle Inc. has assumed primary management for the operation of Bright Swallow and under the terms all issued and outstanding shares of Bright Swallow was transferred to Nova by Bright Swallow's sole owner Mr. Zhu Wei. The purchase price was $6.5 million in cash and Nova originally paid $3 million as a refundable deposit; the remainder of the purchase price was paid upon completion of all aspects of the transfer of ownership which occurred in the end of April 2013.

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

Manufacturing and Sourcing

Our manufacturing strategy includes a mix of internal production and sourcing of products from third party manufacturers. We operate manufacturing facilities through our wholly owned subsidiary, Nova Dongguan, in Dongguan, Guangdong Province, China, with an estimated annual production capacity of approximately 350,000 units, including approximately 22,000 sofas and 27,000 dining tables. We added a factory in 2011 and completed construction of a new plant at our Nova Dongguan facilities in the second quarter of 2013.  The manufacturing capacity provided by these new plants will help Nova Dongguan maintain current and anticipated levels of production on pace with our anticipated expansion and increase in sales to China, and to satisfy IKEA’s production demands. We also source finished products based on our designs or those of our customers from third party manufacturers in order to provide products we do not manufacture currently or to fulfill orders placed by customers in international markets. When outsourcing production of our branded products, we design and engineer the products for manufacturing to our specifications by third party manufacturers in China. We have informal strategic relationships with Dongguan Metals and Minerals, a large state-owned distributor in China, whereby Nova Macao sources products manufactured in China for customers in the U.S. and international markets, and with other third party manufacturers in the U.S., China and Hong Kong whereby Diamond Bar sources products designed for the U.S. market.

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

Suppliers and Raw Materials

We source finished goods from Nova Dongguan and third party manufacturers to provide products we do not manufacture currently or to fulfill orders placed by customers through Nova Macao and Diamond Bar for the U.S. and international markets. Our major raw material purchases for our manufacturing business include MDF board, particleboard, stainless and carbon steel, leather, glass and lacquers. The majority of our raw materials are sourced in China through suppliers with whom we have long-standing relationships and that are located in Guangdong, Jiangsu, Shanghai and Zhejiang Provinces. Our principal suppliers of finished goods and raw materials in 2014 were Kuka and Zhejiang Luxury Trading accounting for approximately 20% and 20% of our purchases, respectively.

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

Customers

Our target end customer is the middle and upper middle-income consumer of residential furniture. In China, we currently sell our products through stores in our franchise network and to unaffiliated retail stores and distributors. We initiated internet sales of our products direct to consumers in China through our own online store in September 2012. In the U.S. and international markets, our sales principally are to furniture distributors and retailers who in turn offer our products under their own brand names or under our Diamond Sofa brand. Our two largest customers since 2012 are Actona Company A/S, a global furniture distributor and Dongguan Metals and Minerals Import and Export Company (Dongguan Wu Jin Kuang Ye), which accounted for 14% and 26% of our sales in 2014 and 2013, respectively. No other customer accounted for greater than 10% of our sales in 2014 or 2013. We plan to increase direct sales to retailers and chain stores worldwide as we continue to diversify our customer base from global furniture distributors.

Our sales to customers in China, which includes sales to stores in our franchise network and to wholesalers and agents for domestic retailers and exporters, increased 6.37% to $17.03 million, up from $16.01 million in 2013, accounting for 17% and 20% of sales in 2014 and 2013, respectively. We expect that a significant portion of our sales will continue to come from our sales to China. Sales to our network of franchise stores strategically located in cities across China consisted of approximately $2.33 million, or approximately 14% of sales to China in 2014 compared to $3.08 million, or approximately 19% of sales to China in 2013, our fourth year of franchise store sales. Franchisees agree to sell products from one of our Colorful World and Giorgio Mobili brands pursuant to a product franchise agreement for a period of one year and guarantee to purchase a minimum amount of goods from us. The product franchise agreement is renewable and we retain the right to terminate the agreement should the franchisee fail to meet the minimum purchase amount requirements or our quality standards. We believe that consumers in China seek quality and stylish furniture designed as stand-alone pieces and whole furniture suites. We believe that our sales in China will grow significantly as we continue to expand our franchise store network for our distinctive brands and initiate internet-based sales of our new brands.

In the U.S. and international markets, we focus on establishing and growing long-term relationships with our customers. We believe that the majority of our customers view us as a strategic long-term supplier and value the quality of our products, our timely delivery and design capabilities. We generally negotiate renewable supplier agreements with firm pricing on our products, typically for a term of one year, as is customary in the furniture industry, with individual orders made on standard purchase orders. Our sales to customers outside of China were $81.68 million in 2014, up from $62.3 million in 2013, accounting for 83% and 80% of sales in 2014 and 2013, respectively. In 2014, we sold products into over 18 countries worldwide, with North America and Europe as our principal international markets. Sales to North America accounted for 65% and 56% of sales in 2014 and 2013, respectively, with the significant increase attributed principally to our expansion in the U.S. and Canadian market and acquisition of the Bright Swallow brand in 2013 and the strong increase under the Diamond Sofa brand, which we acquired in 2011. Sales to Europe accounted for 12% and 18% of sales in 2014 and 2013, respectively, with the decrease attributed principally to the challenging Euro-area economic climate and our changing sales and marketing strategy to diversify international sales. We expect that a majority of our sales will continue to come from our sales to the U.S. and international markets. We acquired Diamond Bar in August 2011, which has driven expansion of our sales to the U.S., Mexico, and South America through Diamond Bar’s longstanding customer relationships and distribution capabilities. It should be noted that Diamond Bar Outdoors’ US sales increased to 33.78% of Nova’s total sales and Nova Macao’s revenues increased 23.07% in 2014.  In addition, we anticipate increasing internet sales under the Diamond Sofa brand through third-party shopping portals. We believe that as we expand our broad network of distributors and increase direct sales, our exposure to regional recessions will be reduced and allow us to better capitalize on emerging market trends.

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

In China, we compete against importers of premium-priced foreign brands and other manufacturers and furniture franchisers located in China. Imported furniture in China mainly consists of luxury and specialty pieces priced significantly higher than domestically produced furniture. Our principal competitors that manufacture and franchise products for the China retail market include Steel-land (Jinfushi Group), Kuka Sofa, Zuoyou Furniture, SOHOME, Kinetic and Lixing, whose products are priced comparably with our products. We believe that our experience developing products for the U.S. and international markets has enabled us to develop the scale, logistics, manufacturing efficiencies and design expertise that serves as the foundation for us to compete and expand aggressively into the China retail market. We develop and market our brands to target multiple segments of China’s rapidly growing middle class based on style and price points. We design complete lifestyle-based furniture suites for middle and upper middle-income consumers in China to simplify the process of furnishing residences with a matching collection of quality and stylish furniture. We anticipate increasing the sales volume of collections developed during 2014 for our Chinese brands, rather than introducing new collections. Our manufacturing and distribution capabilities on orders for the China retail market enable us to offer rapid turnaround on production and delivery of our latest designs, which we believe makes our product offerings more attractive to retailers and franchisees compared to other manufacturers.

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

We currently perform all design and development related work for our products in-house using computer-aided modeling systems. We have used independent designers in the past for product design work, from which we build prototype furniture pieces for further refinement and testing. In 2014 and 2013, we invested $1,248,684 and $426,662, respectively, on research and development expense. We may increase future investments in research and development based on our growth and available capital.

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

On November 16, 2009, the Foreign Trade and Economic Cooperation Bureau of Dongguan approved an increase in the registered capital of Nova Dongguan from $8 million to $20 million, with the $12 million in additional contribution of capital to be paid within two years, for which we have received extensions. As of December 31, 2014 and December 31, 2013, Nova Dongguan had received total capital contributions of $20 million and $14.60 million, respectively.  Nova Dongguan is currently complying with the new corporate registration regulation in China.

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

Employees

As of December 31, 2014, we had 522 full time employees worldwide.  Our U.S. corporate office employs 22 full-time employees and our PRC subsidiary, Nova Dongguan, employees 500 full-time employees. We believe that relations with our employees are satisfactory. We enter into standard labor contracts with our employees in China as required by the PRC government and adhere to state and provincial employment regulations. We provide our employees in China with all social insurance as required by state and provincial laws, including pension, unemployment, basic medical and workplace injury insurance. We have no collective bargaining agreements with our employees.

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

Historically, a substantial part of our sales was attributed to a limited number of customers. Two major customers accounted for 14% and 26%, respectively, of our total sales in 2014 and 2013. If we lose either of these customers or they reduce the amount of business they do with us, our sales and profitability may be adversely affected. In addition, sales to our largest customer constituted of sales primarily to markets in the European Union. If the demand for our products decreases in one or more of the markets in the European Union supplied by our largest customer, or if there is any material social or regulatory changes in these markets, our sales could decline and we could lose market share, any of which could materially harm our business. We do not foresee relying on these same customers for sales generation as we expand our business to increase our sales to product franchise stores in China and direct sales to the U.S. and other international markets. We cannot assure you, however, that we will be able to successfully implement these plans.

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

Management anticipates that our existing capital resources, cash flows from operations, collection of our accounts receivable, and loan facilities that we entered into in 2012, any proceeds from any possible financings related to the shelf registration statement on Form S-3 we filed in February 2014, which became effective on March 7, 2014, and the aggregate gross proceeds to the Company of $8.95 million from the closing of the transactions contemplated under the Securities Purchase Agreement, dated as of April 14, 2014 and described in greater detail herein, will satisfy the liquidity requirements of our business for the next 12 months. However, if available funds are not sufficient to meet our plans for expansion, our plans include pursuing alternative financing arrangements, including additional bank loans based on our good credit rating or funds raised through additional offerings of our equity or debt, if and when we determine such offerings are required. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

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

Our standard payment term for accounts receivable is 30 - 120 days. We give an extended payment term to certain of our major customers of up to 180 days. Our sales to customers in the U.S. and international markets typically are made through letters of credit, but for some long-term, high volume customers, we accept payment by telegraphic transfer with a payment term of 15 days after delivery. We remain subject to negative impacts on our cash flow and liquidity due to the significant period of time our accounts receivable remain outstanding with respect to sales made under the longer payment terms. In 2013, we had accounts receivable turnover of 3.11 on an annualized basis, with sales outstanding of 117 days and inventory turnover of 19.10 on an annualized basis.   In 2014, we had accounts receivable turnover of 2.78 on an annualized basis, with sales outstanding of 131.29 days and inventory turnover of 22.74 on an annualized basis.  As of December 31, 2014, we had gross accounts receivable of $43,370,501, of which $31,492,022 was with aging within 90 days, $3,671,118 was with aging over 90 days, and $8,207,361 was with aging over 120 days; we had an allowance for bad debt of $398,991 for accounts receivables. The increase in accounts receivable was due to, among other things, Diamond Bar’s 41% increase in sales  in the year ended December 31, 2014 to $33.34 million, compared to $23.64 million in 2013, as well as a result of Nova Macao’s 23% increase in sales in the year ended December 31, 2014 to $39.89 million, compared to $32.41 million in 2013.  Additionally, we have granted longer terms to major customers to maintain good relationships and to attract new major accounts and the Company has been more lenient towards the collection of accounts receivable from certain major customers whose accounts receivable are guaranteed by Sinosure (China Export and Credit Insurance Company) credit insurance. While historically our collections have been reasonably assured, delays in collections and the significant period of time our accounts receivable remain outstanding may result in pressure on our cash flow and liquidity.  We are initiating a study of our receivables management process and based upon the resulting recommendations intend to adopt additional protocols during this annual period to insure we are optimizing our collections as well as general management efficiencies.

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

Our products are subject to PRC and international regulations related to the furniture industry. China has a series of compulsory and recommended national standards, or the GB and QB standards, that govern certain technical, safety and quality requirements for furniture manufactured in and exported from China. Our products are also subject to the mandatory and voluntary furniture test standards of the U.S. and international markets in which our customers distribute our products to end consumers, including environmental, ecological and formaldehyde emission standards and source of origin labeling requirements developed by ANSI/BIFMA, ASTM, CARB, FIRA and ISO. As of December 31, 2014, we have no regulatory approvals pending for our products or that we still need to obtain to conduct our business. We seek to manufacture all products to customer specifications and we believe that our products meet all currently applicable national and international furniture test standards. Any failure to manufacture and deliver products in compliance with all applicable standards and regulations for the markets in which our products are distributed may subject us to fines, penalties or business interruptions and could result in a decrease in clients or loss of market share. In addition, new or revised standards and regulations applicable to our products could require us to redesign existing and planned products, acquire new manufacturing equipment or incur other significant expenses. If we are not able to obtain regulatory approvals for our products based on the applicable standards and regulations, it could have material and adverse effects on our business, financial condition and prospects.

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

We are required to establish and maintain internal controls over financial reporting and disclosure controls and procedures and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. At present, we have instituted internal controls, but, as discussed below, we are in the process of correcting certain material weaknesses in our internal controls. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls and procedures will prevent all possible errors. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Prior to our acquisition of Nova Furniture, Diamond Bar and Bright Swallow, Nova Furniture and its subsidiaries, Diamond Bar and Bright Swallow were private operating companies with no experience operating as a public company or establishing the level of internal control over financial reporting required by the Sarbanes-Oxley Act, and Nova LifeStyle, the U.S. parent company, was a non-operating public shell. Prior to June 4, 2013, our Board of Directors lacked independent directors and an audit committee, and we lacked, and currently lack, sufficient accounting personnel with appropriate understanding of the generally accepted accounting principles in the U.S., or U.S. GAAP, and SEC reporting requirements, which constitutes a material weakness in our internal control over financial reporting. Accordingly, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2014, because of this material weakness.  See “Item 9A. Controls and Procedures.” We have taken, and are taking, certain actions intended to remediate this issue regarding our internal control over financial reporting, including the hiring of an outside Sarbanes-Oxley Act consultant as of March 2012 to assist in testing and improving our internal controls and for the design of effective documented financial accounting policies and procedures for our U.S. parent company and all subsidiaries. As of the date of this filing and during the year ended December 31, 2014, we have taken certain actions to remediate other identified material weaknesses related to our lack of independent directors and an audit committee. We have added independent directors and established an audit committee as a separately designated committee of the Board of Directors with a written charter, as of June 4, 2013. On June 4, 2013 we confirmed Mr. Talevich as an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K.  While Mr. Talevich notified the Board of Directors on March 8, 2015 that he will not stand for re-election at the next annual meeting of our shareholders, we anticipate that the Nominating and Corporate Governance Committee of the Board of Directors will include in its recommended list of nominees for directors an additional independent director with the requisite financial expertise to serve as the audit committee financial expert and to replace Mr. Talevich in his current role as chair of the Audit Committee of the Board of Directors.  We have also started to interview candidates for a Vice President of Finance position, which requires the candidate to have experience in U.S. GAAP and SEC financial reporting.  We are still in the process of searching for an acceptable candidate.  In addition, we plan to provide additional training to our accounting personnel on U.S. GAAP, and other regulatory requirements regarding the preparation of financial statements.  Until such time as we hire qualified accounting personnel with the requisite U.S. GAAP knowledge and experience and train our current accounting personnel, we have engaged an outside CPA with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP.  However, the measures we have taken may not be sufficient to mitigate the foregoing risks associated with the lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements. We anticipate that these actions have had, and will have, a material impact on our internal control over financial reporting in 2014, and in future periods.

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

The rapid growth of China’s economy has been uneven among economic sectors and geographic regions of the country and has been fueled over the last three years by a large amount of debt issuances. China’s economy grew at an annual rate of 7.4% in 2014, as measured by the year-over-year change in GDP according to the NBS. Rapid economic growth and less restrictive monetary policies can lead to growth in the money supply and rising inflation. According to the NBS, the annual inflation rate in China, as measured by the year-over-year change in consumer price index, was 2.0% as of December 2014, according to the NBS. If prices for our products fail to rise at a rate sufficient to compensate for the increased costs of supplies, such as raw materials, due to inflation, it may have an adverse effect on our profitability, which the Company would attempt to mitigate by reducing the cost with more automated production practices.

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

Future sales of shares of our common stock could adversely affect the prevailing market price of our stock. As of March 23, 2015, Messrs. Wong, our Chief Executive Officer, and Ho, our Chief Financial Officer, our two largest shareholders, owned 23% and 19%, respectively, of our outstanding shares of common stock. If our significant shareholders sell a large number of shares, or if we issue a large number of shares, the market price of our stock could decline. Moreover, the perception in the public market that shareholders might sell shares of our stock could depress the market for our shares. Our management and certain of our other significant shareholders who received shares of our common stock issued pursuant to the Share Exchange Agreement are subject to lockup agreements that prohibit their sale of all shares of our common stock held currently or acquired by them in the future to the general public until the earliest to occur of (i) three years following the date the Company’s securities are listed on a registered national securities exchange or (ii) if the closing of an offering does not occur within one year from the date of the Lock-Up Agreements, which were entered into in June and August 2011, then two years from the date the lockup agreements. On March 25, 2014, the Company and Lock-Up Holders entered into the First Amendment to the Lock-Up Agreements and added a new provision in the lock up period paragraph to clarify that if the closing of an offering does occur within one year from the date of the Agreements, then the lock-up period will automatically terminate upon three years from the date of the Agreements.

These lockup agreements terminated in June and August of 2014. As a result, if such shareholders sell substantial amounts of our common stock in the public market, such sales could create a circumstance commonly referred to as an “overhang,” in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price we deem reasonable or appropriate.

We may issue additional shares of our common stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our shareholders.

Our Articles of Incorporation, as amended, authorize the issuance of up to 75,000,000 shares of common stock, par value $0.001 per share. As of March 23, 2015, there were 52,946,575, authorized and unissued shares of our common stock available for future issuance, based on 20,940,513  shares of our common stock outstanding and our reservation of 1,112,912 shares of our common stock issuable upon exercise of outstanding warrants. Although we have no commitments as of the date of this report to issue our securities, we may issue a substantial number of additional shares of our common stock or debt securities to complete a business combination or to raise capital.  On February 20, 2014, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000.  The shelf registration statement was declared effective as of March 7, 2014 and expires on March 6, 2017.

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

As of March 23, 2015, Messrs. Wong, our Chief Executive Officer, and Ho, our Chief Financial Officer, our two largest shareholders, owned 23% and 19%, respectively,  of our outstanding shares of common stock. Together and individually, Messrs. Wong and Ho exert significant influence over us, giving them the ability, among other things, to exercise significant control over the election of all or a majority of the Board of Directors and to approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Without the consent of Messrs. Wong and Ho, we could be prevented from entering into potentially beneficial transactions if such transactions conflict with our principal shareholders’ interests. The interests of Messrs. Wong and Ho may differ from the interests of our other shareholders.

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

We believe that our existing office, distribution and manufacturing facilities are adequate for current and presently foreseeable operations. In general, our properties are well maintained, considered adequate and being utilized for their intended purposes. See Notes 5, 6, 7, 8, 9 and 19 to our consolidated financial statements contained herein, which disclose amounts invested in land use rights, buildings, machinery, equipment and lease agreements.

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

	High	Low
2013
First Quarter (through March 31, 2013)	$3.10	$1.92
Second Quarter (through June 30, 2013)	5.01	2.75
Third Quarter (through September 30, 2013)	$4.50	$3.70
Fourth Quarter (through December 31, 2013)	4.95	3.90

2014
First Quarter (through March 31, 2014)	$10.35	$4.45
Second Quarter (through June 30, 2014)	8.15	3.90
Third Quarter (through September 30, 2014)	$5.50	$4.02
Fourth Quarter (through December 31, 2014)	4.49	2.76

Holders of Record

On March 23, 2015, there were approximately 20,940,513 shareholders of record based on information provided by our transfer agent. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

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

IKEA has strict standards and processes to choose and qualify its vendors and suppliers.  In order to be qualified as an IKEA supplier, a company must go through a review, inspection and approval process according to IKEA standards which include the supplier’s operating history, manufacturing facility and equipment,  production capacity, raw materials, employee benefits and work safety, environmental protection and compliance with laws and regulations, among other things.  Nova began the discussions with IKEA to become a supplier in 2012.  In order to expedite the qualification process with IKEA, the Company decided to incorporate a new company and construct a new facility/workshop in full compliance with IKEA's special requirements. Therefore, the Company incorporated Ding Nuo, built a manufacturing facility/workshop and leased it to Ding Nuo specifically for engaging in business with IKEA.  In early September 2014, Ding Nuo completed production of an initial purchase order from IKEA.  The purchase was made under a Contract Review Trading Area – Supplier.   IKEA finished installing a Purchase Agreement (the “PUA”) system into Nova’s computer system in early October, so that IKEA is able to place future orders through the system for Nova to execute.   Ding Nuo has successfully fulfilled IKEA’s testing orders (in terms of timing, product quality, delivery and other requirements) for the 3 months, and IKEA is in the process of providing the Company a yearly order plan.   In addition, we testing manufactured certain new style and well-demand furniture at IKEA’s request, and is now waiting for IKEA’s quality inspection.

Our experience developing and marketing products for international markets has enabled us to develop the scale, logistics, marketing, manufacturing efficiencies and design expertise that serve as the foundation for us to expand aggressively into the highly attractive U.S., Canada and China markets.

We are a U.S. holding company with no material assets other than the ownership interests of our wholly owned subsidiaries through which we market, design, manufacture and sell residential furniture worldwide: Nova Dongguan, Nova Macao, Nova Museum, Nova Furniture, Bright Swallow, Diamond Bar and Ding Nuo, with each of Nova Museum and Ding Nuo a wholly owned subsidiary of Nova Dongguan. Nova Furniture (Dongguan) Co., Ltd. (“Nova Dongguan”) is a wholly foreign owned enterprise (“WFOE”) and was incorporated under the laws of the PRC on June 6, 2003. Nova Furniture Macao Commercial Offshore Limited (“Nova Macao”), was organized under the laws of Macao on May 20, 2006. Nova Dongguan organized Nova Dongguan Chinese Style Furniture Museum (“Nova Museum”), on March 17, 2011, as a non-profit organization under the laws of the PRC engaged in the promotion of the culture and history of furniture in China. Nova Dongguan and Nova Macao are wholly owned subsidiaries of Nova Furniture Limited (“Nova Furniture”), a wholly owned subsidiary of the Company, organized under the laws of the BVI on April 29, 2003. We acquired Nova Furniture pursuant to the Share Exchange Agreement on June 30, 2011. Diamond Bar Outdoors, Inc. (“Diamond Bar”), is a California corporation organized on June 15, 2000, which we acquired pursuant to a stock purchase agreement on August 31, 2011.  On April 24, 2013, we acquired all of the outstanding stock of Bright Swallow; the purchase price was $6.5 million in cash and was fully paid at the closing of the acquisition.  In 2013, we formed Ding Nuo as a new subsidiary, which is held 90.91% by Nova Furniture and 9.09% by Mr. Gu XingChang, as described above.

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

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the allowance for bad debts, valuation of inventories and recoverability of long-lived assets, goodwill and fair value of warrant derivative liability. Actual results could differ from those estimates.

Accounts Receivable

Our policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  In 2012, the company elected to establish a bad debt allowance in consideration of (1) the many collections-based variables associated with a fast growing global operation and (2) being subject to possible defaults that cannot be reasonably anticipated. The Company maintained an allowance for bad debt of $398,991 and $280,055 as of December 31, 2014 and 2013, respectively.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are the Company’s fault.  As alternatives for the product return option, the customers have options of asking a discount from the Company for the products with quality issues or receiving replacement parts from the Company at no cost. The amount for return of products, the discount provided to the customers and cost for the replacement parts were immaterial for the years ended December 31, 2014 and 2013.

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

As of December 31, 2014, the adoption of ASU 2013-11 did not have an impact on our statement of operations but did impact our balance sheet classification, with a decrease in long-term deferred tax assets and a corresponding decrease in long term income tax payable of approximately $55,000.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position and results of operations.

The Financial Accounting Standards Board ("FASB") has issued Accounting Standards Update ("ASU") No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position and results of operations.

Results of Operations

Comparison of Years Ended December 31, 2014 and 2013

The following table sets forth the results of our operations for the years ended December 31, 2014 and 2013. Certain columns may not add due to rounding.

	Year ended December 31,
	2014		2013
	$	% of Sales	$	% of Sales
Net sales	98,711,275		78,356,493
Cost of sales	79,319,418	80%	62,990,736	80%
Gross profit	19,391,857	20%	15,365,757	20%
Operating expenses	14,141,144	14%	9,304,873	12%
Income from operations	5,250,713	5%	6,060,884	8%
Other income (expenses), net	4,284,671	4%	(594,081)	(1)%
Income tax expense	980,736	1%	599,342	1%
Net income	8,554,648	9%	4,867,461	6%

Net Sales

Net sales for the year ended December 31, 2014, were $98.71 million, an increase of 26% from $78.36 million in 2013; this increase in net sales resulted primarily from a 32% increase in sales volume due to a 6% decrease in average selling price.  Our subsidiary Bright Swallow, which was acquired in April 2013, contributed $8.35 million to sales for the year ended December 31, 2014, an increase from the $6.24 million in sales it contributed for the year ended December 31, 2013.  Our new subsidiary Ding Nuo, which was formed in October 2013, contributed $2.03 million to sales for the year ended December 31, 2014. Our overall average selling price decreased approximately 6% in the year ended December 31, 2014, compared to 2013, resulting primarily from increased sales volume of low price products in both the Chinese domestic market and worldwide. Our largest selling product categories in the years ended December 31, 2014 and 2013 were sofas, cabinets and dining tables, which accounted for approximately 34%, 16% and 16% of sales, respectively, for the year ended December 31, 2014, and 37%, 17% and 16% of sales, respectively, for the year ended December 31, 2013.

Of the $20.35 million increase in net sales in the year ended December 31, 2014, compared to 2013, $19.33 million was attributable to sales in markets other than China, principally as a result of increased sales in North America and Asia, including Hong Kong and other countries. North American sales increased 46% to $64.39 million in the year ended December 31, 2014, compared to $44.03 million in 2013 as we aggressively expanded sales to the U.S. and Canadian markets and integrated the operations of Bright Swallow.  As part of our gradual change in sales and marketing strategy starting in 2012, we increased marketing efforts in the U.S. markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Europe were $11.40 million in the year ended December 31, 2014, a decrease of 20% from $14.27 million in 2013 as a result of the slow European economy. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. Sales to Asia, including Hong Kong, and other countries, increased 61% to $5.23 million in the year ended December 31, 2014, compared to $3.25 million in 2013, primarily due to the increase of sales orders from our major customers in Asia.

Sales to China, which included sales to franchisees in addition to wholesalers and agents to domestic retail stores and distributors for the export market, accounted for 17% of sales in the year ended December 31, 2014, compared to 20% of sales in 2013. Sales to franchisees selling our branded products in China contributed approximately $2.33 million or 14% of our total China sales in the year ended December 31, 2014, compared to $3.08 million or 19% in 2013. The Company is currently adopting new image standards as well as product lines for its franchise operations that will take time to develop.  First, through our production line, we intend to produce some products made from marble material. Second, we intend to import a range of additional products from the U.S. or Europe. We also intend to enrich our product lines to include a bedroom series, which would include beds, bed side tables, mattresses (which could be imported or purchased in China) and bedding sets including bed sheets, pillowcases, quilt covers, and other items (which can be purchased within China). Overall sales to China increased 6% to $17.03 million in the year ended December 31, 2014 compared to $16.01 million in 2013 as a result of $2.03 million sales from our newly incorporated company, Ding Nuo.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 26% to $79.32 million in the year ended December 31, 2014, compared to $62.99 million in 2013 due primarily to an increase in sales and production. Cost of sales for products that we manufactured was $18.66 million in the year ended December 31, 2014, a 9% increase from $17.19 million in 2013. Material costs, labor costs and related overhead accounted for 67%, 22% and 11% of cost of sales for such products in the year ended December 31, 2014, compared to 71%, 20% and 9% in 2013, respectively. The cost of products purchased from third party manufacturers increased 32% to $60.56 million in the year ended December 31, 2014, from $45.80 million in 2013. The increase of products purchased from third party manufacturers is primarily due to increased sales orders, which exceeded the company’s current manufacturing capacity, and the purchase and continued integration of Bright Swallow, which is a furniture wholesale company. Cost of sales as a percentage of net sales stayed the same at 80% in the year ended December 31, 2014, compared with 2013.

Gross Profit

Gross profit increased 26.20% to $19.39 million in the year ended December 31, 2014, compared to $15.37 million in 2013. The increase in gross profit resulted primarily from increase of net sales. Our gross profit margin stayed the same at 20% in the year ended December 31, 2014, compared with 2013.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses, goodwill impairment, and loss on disposal of fixed assets. Operating expenses increased 52% to $14.14 million in the year ended December 31, 2014, from $9.30 million in 2013. Selling expense increased 64% to $5.48 million in the year ended December 31, 2014, from $3.35 million in 2013 due primarily to increased sales. General and administrative expense increased by 32% to $7.82 million in the year ended December 31, 2014, from $5.92 million in 2013 due primarily to an increase of salary by $227,000, amortization of Bright Swallow’s customer relationship by $186,700, research and development expenses by $822,000, rent by $218,000, public relations by $257,800, insurance by $159,900 and license fees related to listing of the Company’s stock on Nasdaq by $169,300.  In addition, during the year ended December 31, 2014, the Company performed goodwill impairment tests, and concluded that goodwill of $0.81 million was impaired.

Other Income (Expense)

Other income was $4,284,671 in the year ended December 31, 2014, compared with other expenses of $594,081 in 2013, an increase of $4,878,752. The increase in other income was due primarily to change in fair value of warrant liability of $4,194,847, the interest income of $133,955 paid by one of the Company’s suppliers, as further discussed in Note 4 to our accompanying consolidated financial statements, the subsidy income of $41,300 from Chinese government for encouraging and supporting of the Company’s business expansion, $43,900 from Chinese government incentive payment for the Company’s recognition as one of the top 20 strongest brand name companies, and the insurance compensation of $136,000 for machinery which was damaged during shipping in the year ended December 31, 2014.

Change in fair value of warrant liability is the amount of total gains or losses for the period attributable to the change in unrealized gains or losses relating to warrant liabilities held at the reporting date. The primary factors that caused material changes in the fair value of the warrant liability is the Company’s stock price.

Income Tax Expense

Income tax expense was $980,736 in the year ended December 31, 2014, compared with $599,342 in 2013.  The increase in income tax expense was mainly due to increased taxable income.

Net Income

Net income was $8.55 million in the year ended December 31, 2014, an increase of 76% from $4.87 million for 2013. Our net profit margin was 9% in the year ended December 31, 2014, an increase of 3% from 6% for 2013, due to the reasons explained above. The increase in profit margin resulted primarily from income from the change in fair value of warrant liability, which is a non-cash and non-taxable income.

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

The Company relies primarily on internally generated cash flow and proceeds under our existing credit facilities to support growth.  We may seek additional financing in the form of bank loans or other credit facilities or funds raised through future offerings of our equity or debt, if and when we determine such offerings are required. On April 14, 2014, the Company raised approximately $8.12 million after deducting fees to the placement agent of $716,000 and other estimated offering expenses of $115,000 by entering into a Securities Purchase Agreement with certain purchasers in a registered direct offering.

We had net working capital of $34,524,963 at December 31, 2014, an increase of $5,630,681 from net working capital of $28,894,282 at December 31, 2013. The ratio of current assets to current liabilities was 2.56-to-1 at December 31, 2014.

The following is a summary of cash provided by or used in each of the indicated types of activities during the year ended December 31, 2014 and 2013:

	2014	2013
Cash (used in) provided by:
Operating activities	$(6,455,730)	$42,762
Investing activities	(4,137,725)	(3,975,954)
Financing activities	9,510,373	3,078,435

Net cash used in operating activities was $6.46 million in the year ended December 31, 2014, an increase of cash outflow of $6.50 million from $0.04 million of cash provided by operating activities in 2013. The increase in cash outflow was attributable primarily to advance payments to suppliers of $4.57 million including $0.64 million to one of our suppliers in exchange for the purchase of finished goods inventory at a favorable price in the year ended December 31, 2014, an increase in inventory by stocking more fast-selling products in order to avoid shipment delays for $0.27 million outflow, and the provision of longer sales terms on accounts receivable for the Company’s new product lines for $15.07 million outflow in the year ended December 31, 2014, despite an increase in cash inflow from accounts payable for $3.51 million inflow and cash inflow from other payables for $1.00 million in the year ended December 31, 2014.

Net cash used in investing activities was $4.14 million in the year ended December 31, 2014, an increase of $0.16 million from $3.98 million in 2013. In the year ended December 31, 2014, we paid $1.62 million for the acquisition of property and equipment, $1.25 million for deposits on new plant construction, $0.67 million and $0.61 million for construction in progress for new factory and website and mobile application design. In 2013, we paid $3.50 million as a deposit for the acquisition of Bright Swallow, $0.50 million for the acquisition of property and equipment, and $0.32 million for construction in progress for Dongguan new plant construction, offset by $0.34 million of cash received from the acquisition of Bright Swallow.

Net cash provided by financing activities was $9.51 million in the year ended December 31, 2014, an increase of $6.43 million from cash inflow of $3.08 million in 2013. In the year ended December 31, 2014, we repaid $30.44 million for bank loans, but borrowed $30.61 million from bank loans, and received $0.75 million from outstanding subscription receivable, $0.47 million from warrants exercised and $8.12 million from equity financing. In 2013, we received $18.34 million proceeds from bank loans, but repaid $17.49 million in bank loans, and received $1.20 million from subscription receivable and $1.02 million from warrants exercised.

As of December 31, 2014, we had gross accounts receivable of $43,370,501, of which $31,492,022 was with aging within 90 days, and $11,878,479 was with aging over 90 days; we had an allowance for bad debt of $398,991 for accounts receivables. The increase in accounts receivable was primarily due to increase of sales during the year ended December 31, 2014. As of March 10, 2015, all accounts receivable outstanding at December 31, 2013 had been collected, and $17,138,710 of accounts receivable outstanding at December 31, 2014 had been collected.

As of December 31, 2014, the annualized accounts receivable turnover rate was 2.78 compared with 3.11 as of December 31, 2013. The decrease of accounts receivable turnover rate was due to promoting new product lines by extending sales terms on accounts receivable during year ended December 31, 2014.  Accordingly, the day sales outstanding (annualized) was 131.29 days at December 31, 2014, compared with 117.28 at December 31, 2013.

The annualized inventory turnover rate was 22.74 at December 31, 2014, compared with 19.10 at December 31, 2013. The increase of inventory turnover rate was due to stocking of more fast-selling products in order to avoid shipment delays.

To attract franchisees to our new franchise network in 2010, we granted new store operators a payment term of 90 days. We have a short history of collections with franchisees, but based on subsequent collections, we fully expect payment. Our management assesses the financial position, credit quality, credit history and other factors such as current market conditions before entering into product franchise agreements with new store operators to help ensure each franchisee’s ability to make payment in a timely manner. We retain the right to review and assess the performance of franchisees annually under the product franchise agreement, enabling our termination of franchises that fail to meet certain performance targets or make payments on product orders. Our current product franchise agreement requires payment in full before delivery for most franchise customers, but provides 60 – 120 day credit terms to certain major and long-term customers.  Beginning in 2014, we extended payment terms of up to 180 days for certain new customers in order to attract more sales.

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

Diamond Bar gives 30-60 day payment terms to customers who are approved for Account Receivable coverage by our credit insurance company. In most cases, Diamond Bar provides 30 day payment terms to most of the customers and 60-120 day payment terms for certain big customers with outstanding payment histories.  Beginning in 2014, Diamond Bar extended payment terms of up to 180 days for certain new customers and major customers in order to maintain good relationships and to attract new major accounts.  Diamond Bar requires prepayment or COD for customers who are not approved by our credit insurance company.

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

Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.5% and maturity on June 1, 2015. The line of credit is secured by all of the assets of Diamond Bar Outdoors, Inc., a subsidiary of Nova Lifestyle and is guaranteed by Nova Lifestyle. As of December 31, 2014 and December 31, 2013, Diamond Bar had $4,682,613 and $4,754,258 outstanding on the line of credit, respectively.  During the years ended December 31, 2014 and 2013, the Company recorded interest expense of $174,840 and $158,543, respectively. As of December 31, 2014, the Company had $317,387 available for borrowing without violating any covenants.

In June 2013, the loan was modified for the following covenants: (i) maintain a minimum tangible net worth of not less than $5 million; (ii) maintain a current ratio in excess of 1.25 to 1.00; and (iii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iv) the pre-tax income must be not less than 1.000% of total revenue quarterly. As of December 31, 2014, Diamond Bar was in compliance with all the covenants.  In addition, the loan agreement provided a cross default provision whereby an event of default on this loan will cause the Nova Macao loan, which is described below, to also be in default, as both loans are from the same lender.

On August 24, 2012, Nova Macao entered into an agreement with a commercial bank in Hong Kong for a line of credit of up to $8,000,000 with maturity on August 23, 2013. On August 23, 2013, the Company renewed the line of credit with annual interest rate of 4.25% and maturity on November 21, 2013. On December 17, 2013, the Company renewed the line of credit of up to $6,500,000 with maturity on January 30, 2015.  On January 22, 2015, the Company renewed the line of credit to extend the maturity date until January 29, 2016.  The loan requires monthly payment of the interest and the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance. As of December 31, 2014 and December 31, 2013, Nova Macao had $1,848,000 outstanding on the line of credit. During the years ended December 31, 2014 and 2013, the Company recorded interest of $81,158 and $78,664, respectively, related to this agreement. As of December 31, 2014, the Company had $4,652,000 available for borrowing without violating any covenants.

The loan has the following covenants: (i) total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $6,500,000, (b) insurance claim limits and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible account receivables are insured buyers by Sinosure assigned to the bank and within established insurance limit; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount should be settled within 7 days by Nova Furniture Macao Commercial Offshore Limited; and. (v) the Company maintains a debt to tangible net worth ratio of not in excess of 3.0x throughout the whole term of the loan. As of December 31, 2014, Nova Macao was in compliance with all the covenants.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,280,356 (RMB 20 million) with maturity on April 24, 2015.  On November 20, 2014, the Company paid off the line of credit and entered into a new agreement with a reduced line of credit of up to $1,634,254 (RMB 10 million) with a maturity on May 19, 2015.  As of December 31, 2014, Nova Dongguan had $1,062,265 (RMB 6.50 million) outstanding with maturity on May 19, 2015. As of December 31, 2013, Nova Dongguan had $820,089 (RMB 5.00 million) outstanding under the previous line of credit which was paid off on November 20, 2014, as described above.  The loan currently bears monthly interest of 0.56% and requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was secured by the building of Nova Dongguan and is guaranteed by Nova Dongguan and the Company’s CEO. During the years ended December 31, 2014 and 2013, the Company recorded interest expense of $55,159 and $56,407, respectively, related to the applicable line of credit agreements.  As of December 31, 2014, the Company had $ 2,206,243 (RMB 13.5 million) available for borrowing without violating any covenants.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective as of such date  as identified in our internal control over financial reporting below.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, based upon the updated framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 and updated in May 2013.  Based on this assessment, our management concluded that, as of December 31, 2014, there is a material weakness in our internal control over financial reporting.  Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

 We have taken, and are taking, certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We plan to hire additional credentialed professional staff and consulting professionals with greater knowledge and experience of U.S. GAAP and related regulatory requirements to oversee our financial reporting process in order to ensure our compliance with U.S. GAAP and other relevant securities laws. For example, we have started to interview candidates for a Vice President of Finance position.  We are still in the process of searching for an acceptable candidate. In addition, we plan to provide additional training to our accounting personnel on U.S. GAAP, and other regulatory requirements regarding the preparation of financial statements. Until such time as we hire qualified accounting personnel with the requisite U.S. GAAP knowledge and experience and train our current accounting personnel, we have engaged an outside CPA with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP. In addition to above stated remediation plan we hired an outside Sarbanes-Oxley Act consultant in March 2012 to assist us in improving the design and operations of our internal controls over financial reporting and their assessment for our U.S. parent company and all subsidiaries.

We believe the measures described above will remediate the material weakness from the prior year identified above. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures are necessary to address control any future deficiencies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following table sets forth the names of our executive officers and certain significant employees and their ages, positions and biographical information as of the date of this report. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. Each executive officer is a full time employee. Ya Ming Wong, our Chief Executive Officer, is the brother of Ah Wan Wong, our Vice President of Marketing. There are no other family relationships between any of our executive officers or other key personnel and any other of our executive officers or key personnel. There are no arrangements or understandings between any of our executive officers and any other persons pursuant to which such executive officer was selected in that capacity.

Name	Position	Age
Ya Ming Wong (1)	Chief Executive Officer and Director	47
Yuen Ching Ho	Chief Financial Officer and Director	55
Thanh H. Lam (2)	Chairperson, President and Director	47
Man Shek Ng	Corporate Secretary	44
Ah Wan Wong	Vice President – Marketing	42
Mark Chapman	Vice President – Marketing	46

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

Information relating to nominees for director of Nova LifeStyle, compliance with Section 16(a) of the Securities Exchange Act of 1934, and the Company’s code of ethics is set forth under the captions “Proposal 1–Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Code of Ethics,” respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2015. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014.

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

Item 11. Executive Compensation

Information required by this Item 11 relating to executive compensation and other matters is set forth under the captions “Executive Compensation,” “Non-Employee Director Compensation,” and “Corporate Governance” in the Proxy Statement referred to in Item 10.  This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to ownership of common stock of Nova LifeStyle by certain persons is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement referred to in Item 10 above.  Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information relating to existing or proposed relationships or transactions between Nova LifeStyle and any affiliate of Nova LifeStyle, as well as matters related to director independence, is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement referred to in Item 10.  This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information relating to Nova LifeStyle’s principal accountant’s fees and services is set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement referred to in Item 10.  This information is incorporated herein by reference.

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

4.1	Specimen Stock Certificate (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
4.2	Form of Regulation S Subscription Agreement (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 22, 2011)
4.3	Form of Regulation D Subscription Agreement (Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 22, 2011)
4.4	Form of Regulation S Warrant (Incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 22, 2011)
4.5	Form of Regulation D Warrant (Incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 22, 2011)
4.6	Form of Regulation S Registration Rights Agreement (Incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 22, 2011)
4.7	Form of Regulation D Registration Rights Agreement (Incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 22, 2011)
4.8	Form of Regulation S Subscription Agreement (Incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on January 18, 2012)
4.9	Form of Regulation D Subscription Agreement (Incorporated herein by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on January 18, 2012)
4.10	Form of Regulation S Warrant (Incorporated herein by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on January 18, 2012)
4.11	Form of Regulation D Warrant (Incorporated herein by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on January 18, 2012)
4.12	Form of Regulation S Registration Rights Agreement (Incorporated herein by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on January 18, 2012)
4.13	Form of Regulation D Registration Rights Agreement (Incorporated herein by reference to Exhibit 4.13 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on January 18, 2012)
4.14	Form of Series A Warrant (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on April 14, 2014)
4.15	Form of Series B Warrant (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on April 14, 2014)
4.16	Form of Series C Warrant (Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on April 14, 2014)

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
10.16#
Employment Agreement between Nova LifeStyle, Inc. and Ya Ming Wong, dated November 7, 2013 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 333-163019) filed on November 12, 2013)

10.17#
Employment Agreement between Nova LifeStyle, Inc. and Yuen Ching Ho, dated November 7, 2013 (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 333-163019) filed on November 12, 2013)

10.18
First Amendment to Lock-Up Agreement between Ya Ming Wong and Nova LifeStyle, Inc., dated March 25, 2014 (Incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.19
First Amendment to Lock-Up Agreement between Yuen Ching Ho and Nova LifeStyle, Inc., dated March 25, 2014 (Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.20
First Amendment to Lock-Up Agreement between Jun Jiang and Nova LifeStyle, Inc., dated March 25, 2014 (Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.21
First Amendment to Lock-Up Agreement between Qiang Liu and Nova LifeStyle, Inc., dated March 25, 2014 (Incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.22
Lock-Up Agreement between Ah Wan Wong and Nova LifeStyle, Inc., dated August 18, 2011 (Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.23
Lock-Up Agreement between Man Shek Ng and Nova LifeStyle, Inc., dated August 18, 2011 (Incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.24
First Amendment to Lock-Up Agreement between Ah Wan Wong and Nova Lifestyle, Inc., dated March 25, 2014 (Incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.25
First Amendment to Lock-Up Agreement between Man Shek Ng and Nova Lifestyle, Inc. , dated March 25, 2014 (Incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.26#
Stock Award Agreement between Tanh H. Lam and Nova Lifestyle, Inc., effective May 3, 2013 (Incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.27
Securities Purchase Agreement by and among Nova LifeStyle, Inc. and each of the investors listed on the Schedule of Buyers attached thereto, dated April 14, 2014 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 333-163019) filed on April 14, 2014)

10.28
Placement Agent Agreement by and between Nova LifeStyle, Inc. and FT Global Capital, Inc., dated March 31, 2014 (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 333-163019) filed on April 14, 2014)

10.29#	Nova LifeStyle, Inc. 2014 Omnibus Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A (File No. 333-163019) filed on July 10, 2014)
10.30#
Nova LifeStyle, Inc. Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K/A (File No. 333-163019) filed on July 10, 2014)

10.31#†	Employment Agreement between Nova LifeStyle, Inc. and Ya Ming Wong, dated March 25, 2015 and effective as of November 10, 2014
10.32#†	Employment Agreement between Nova LifeStyle, Inc. and Yuen Ching Ho, dated March 25, 2015 and effective as of November 10, 2014
14.1	Code of Business Conduct and Ethics of Nova Lifestyle, Inc. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 10, 2013)

21.1†	Subsidiaries of the Registrant
23.1†	Consent of Marcum Bernstein & Pinchuk LLP
24.1†	Power of Attorney (Included on the Signature Page of this Annual Report on Form 10-K)
31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

#           Indicates management contract or compensatory plan, contract or arrangement.
†           Filed herewith.
‡           Furnished herewith.

NOVA LIFESTYLE, INC.

Consolidated Financial Statements
Years Ended December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Nova LifeStyle, Inc.

We have audited the accompanying consolidated balance sheet of Nova LifeStyle, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income,  changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova LifeStyle, Inc., as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein & Pinchuk LLP

Marcum Bernstein & Pinchuk LLP
New York, NY
March 26, 2015

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

	2014	2013

Assets

Current Assets
Cash and cash equivalents	$1,244,308	$2,323,338
Accounts receivable, net	42,971,510	27,967,831
Advance to suppliers	8,104,312	3,535,100
Inventories	3,612,868	3,353,634
Prepaid expenses and other receivables	641,208	648,620
Income tax receivable	--	38,654
Deferred tax asset	118,866	243,682

Total Current Assets	56,693,072	38,110,859

Noncurrent Assets
Heritage and cultural assets	132,513	132,993
Plant, property and equipment, net	14,377,909	13,146,638
Construction in progress	1,378,860	1,024,645
Lease deposit	96,096	103,122
Deposits	1,264,551	--
Goodwill	218,606	1,027,124
Intangible assets, net	6,493,726	6,976,991
Deferred tax asset, net	--	44,334

Total Noncurrent Assets	23,962,261	22,455,847

Total Assets	$80,655,333	$60,566,706

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
DECEMBER 31, 2014 AND 2013

	2014	2013

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$10,454,485	$6,895,254
Line of credit	7,592,879	820,089
Advance from customers	123,673	43,077
Accrued liabilities and other payables	2,470,284	1,458,157
Warrant derivative liability	1,465,019	--
Taxes payable	61,769	--

Total Current Liabilities	22,168,109	9,216,577

Noncurrent Liabilities
Line of credit	--	6,602,258
Deferred rent payable	85,077	74,152
Deferred tax liability	12,199	--
Income tax payable	6,607,739	5,944,424

Total Noncurrent Liabilities	6,705,015	12,620,834

Total Liabilities	28,873,124	21,837,411

Contingencies and Commitments

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 20,897,316 and 19,206,024 shares issued and outstanding as of December 31, 2014 and 2013	20,897	19,206
Additional paid-in capital	24,751,476	20,977,058
Subscription receivable	--	(750,000)
Statutory reserves	6,241	6,241
Accumulated other comprehensive income	2,575,167	2,603,010
Retained earnings	24,428,428	15,873,780

Total Stockholders' Equity	51,782,209	38,729,295

Total Liabilities and Stockholders' Equity	$80,655,333	$60,566,706

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013

Net Sales	$98,711,275	$78,356,493

Cost of Sales	79,319,418	62,990,736

Gross Profit	19,391,857	15,365,757

Operating Expenses
Selling expenses	5,477,132	3,345,903
General and administrative expenses	7,823,767	5,921,091
Goodwill impairment	808,518	--
Loss on disposal of fixed assets	31,727	37,879

Total Operating Expenses	14,141,144	9,304,873

Income From Operations	5,250,713	6,060,884

Other Income (Expenses)
Non-operating income (expenses), net	241,189	(217,221)
Foreign exchange transaction gain (loss)	48,183	(71,296)
Change in fair value of warrant liability	4,194,847	--
Interest expense	(158,336)	(292,291)
Financial expense	(41,212)	(13,273)

Total Other Income (Expenses), Net	4,284,671	(594,081)

Income Before Income Tax	9,535,384	5,466,803

Income Tax Expense	980,736	599,342

Net Income	8,554,648	4,867,461

Other Comprehensive Income
Foreign currency translation	(27,843)	426,364

Comprehensive Income	$8,526,805	$5,293,825

Basic weighted average shares outstanding	20,381,934	18,876,052
Diluted weighted average shares outstanding	20,470,258	19,122,386

Basic net earnings per share	$0.42	$0.26
Diluted net earnings per share	$0.42	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

					Accumulated
					Other			Total
	Common stock		Additional Paid	Subscription	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	in Capital	receivable	Income	Reserve	Earnings	Equity

Balance - December 31, 2012	18,536,567	$18,537	$19,107,845	$(1,950,000)	$2,176,646	$6,241	$11,006,319	$30,365,588

Exercise of warrants	510,807	511	1,021,103	--	--	--	--	1,021,614

Stock issued for service	158,650	158	681,481	--	--	--	--	681,639

Capital contribution from officers	--	--	90,000	--	--	--	--	90,000

Fund received from subscription receivable	--	--	--	1,200,000	--	--	--	1,200,000

Warrants expense	--	--	76,629	--	--	--	--	76,629

Net income	--	--	--	--	--	--	4,867,461	4,867,461

Foreign currency translation gain	--	--	--	--	426,364	--	--	426,364

Balance - December 31, 2013	19,206,024	19,206	20,977,058	(750,000)	2,603,010	6,241	15,873,780	38,729,295

Exercise of warrants	201,233	201	468,640	--	--	--	--	468,841

Sales of common stock net of issuance cost of $831,000	1,320,059	1,320	8,117,680	--	--	--	--	8,119,000

Stock issued for IR service	120,000	120	541,280	--	--	--	--	541,400

Stock issued to officer	50,000	50	190,955	--	--	--	--	191,005

Stock compensation for board of directors	--	--	39,101	--	--	--	--	39,101

Funds received from subscription receivable	--	--	--	750,000	--	--	--	750,000

Warrants expense	--	--	76,629	--	--	--	--	76,629

Derivative warrants issued in connection with sales of common stock	--	--	(5,659,866)	--	--	--	--	(5,659,866)

Net income	--	--	--		--	--	8,554,648	8,554,648

Foreign currency translation gain	--	--	--	--	(27,843)	--	--	(27,843)

Balance - December 31, 2014	20,897,316	$20,897	$24,751,476	$--	$2,575,167	$6,241	$24,428,428	$51,782,209

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Cash Flows From Operating Activities
Net Income	$8,554,648	$4,867,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,700,758	1,324,881
Deferred tax expense (benefit)	180,720	(171,938)
Stock compensation expense	663,317	581,640
Warrants expense	76,629	76,629
Change in fair value of warrant liability	(4,194,847)	--
Changes in bad debt allowance	119,121	52,188
Goodwill impairment	808,518	--
Loss on disposal of fixed assets	31,727	37,879

Changes in operating assets and liabilities:
Accounts receivable	(15,066,077)	(3,155,909)
Advance to suppliers	(4,572,043)	(411,706)
Inventories	(266,023)	(53,035)
Other current assets	131,343	(106,268)
Accounts payable	3,508,782	(3,008,918)
Advance from customers	80,602	(216,523)
Accrued expenses and other payables	998,188	(181,904)
Deferred rent payable	11,149	16,209
Taxes payable	777,758	392,076

Net Cash (Used in) Provided by Operating Activities	(6,455,730)	42,762

Cash Flows From Investing Activities
Deposit on acquisition of Bright Swallow Int'l Group Ltd.	--	(3,500,000)
Cash acquired from acquisition of Bright Swallow	--	342,029
Deposits on plant construction	(1,252,811)	--
Purchase of property and equipment	(1,617,961)	(502,081)
Cash received from disposition of fixed assets	11,998	1,350
Construction in progress	(1,278,951)	(317,252)

Net Cash Used in Investing Activities	(4,137,725)	(3,975,954)

Cash Flows From Financing Activities
Repayment to related parties	--	(1,987)
Proceeds from subscription receivable	750,000	1,200,000
Proceed from line of credit and bank loan	30,612,098	18,344,000
Repayment to line of credit and bank loan	(30,439,566)	(17,485,192)
Cash received from warrants exercised	468,841	1,021,614
Proceeds from equity financing, net of expenses of $831,000	8,119,000	--

Net Cash Provided by Financing Activities	$9,510,373	$3,078,435

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$4,052	$27,603

Net decrease in cash and cash equivalents	(1,079,030)	(827,154)

Cash and cash equivalents, beginning of year	2,323,338	3,150,492

Cash and cash equivalents, ending of year	$1,244,308	$2,323,338

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for:
Income tax payments	$21,493	$364,053
Interest expense	$312,322	$267,019

Supplemental Disclosure of Non-Cash Financing Activities

Construction in progress transfer to fixed assets	$797,665	$4,747,359

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 1 - Organization and Description of Business

Nova LifeStyle, Inc. (“Nova LifeStyle” or the “Company”), formerly known as Stevens Resources, Inc., was incorporated in the State of Nevada on September 9, 2009.

The Company is a U.S. holding company with no material assets other than the ownership interests of our subsidiaries through which we market, design, manufacture and sell furniture worldwide: Nova Furniture Limited (“Nova Furniture”), Bright Swallow International Group Limited, (“Bright Swallow” or “BSI”) Nova Furniture (Dongguan) Co., Ltd. (“Nova Dongguan”), Nova Furniture Macao Commercial Offshore Limited (“Nova Macao”), Nova Dongguan Chinese Style Furniture Museum (“Nova Museum”), Diamond Bar Outdoors, Inc. (“Diamond Bar”), and Dongguan Ding Nuo Household Products Co., Ltd. (“Ding Nuo”).

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

On April 24, 2013, the Company completed the acquisition of Bright Swallow, an established furniture company with a global client base.   On October 21, 2013, Nova Dongguan incorporated Dongguan Ding Nuo Household Products Co., Ltd. (“Ding Nuo”) under the laws of the PRC and contributed capital of RMB 1 million ($162,994). Nova Dongguan made an additional capital contribution of RMB 0.1 million ($16,305) on November 27, 2013 through one of Nova Dongguan’s officer who acts as the nominee shareholder of Ding Nuo. All of the nominee shareholder’s shares were put in escrow and trust with Nova Dongguan and all profits and loss of Ding Nuo will be distributed to Nova Dongguan; accordingly, Nova Dongguan effectively controls 100% of Ding Nuo.  Ding Nuo was established mainly for engaging in business with IKEA.

The “Company” and “Nova” collectively refer to Nova LifeStyle, the U.S. parent, and its subsidiaries, Nova Furniture, Nova Dongguan, Nova Macao, Nova Museum, Diamond Bar, BSI and Ding Nuo.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates, required by management, include the allowance for bad debt, valuation of inventories and recoverability of long-lived assets, goodwill and fair value of warrant derivative liability. Actual results could differ from those estimates.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first step of the two-step goodwill impairment test is required to be performed. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the first step of the two-step goodwill impairment test for Diamond Bar reporting unit.  Accordingly, as of December 31, 2014 and 2013, the Company concluded there was no impairment of goodwill of Diamond Bar.

On April 24, 2013, Nova LifeStyle completed the acquisition of Bright Swallow.  Under the acquisition method of accounting, the total purchase is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their fair values with the excess charged to goodwill. Nova Lifestyle recognized $808,518 goodwill from the acquisition. As of December 31, 2013, the Company first assessed qualitative factors and determined it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.  The Company then performed the first step of the two-step goodwill impairment test.  The Company completed the step one analysis using discounted cash flow. The DCF method uses revenue and expense projections and risk-adjusted discount rates. The process of determining fair value is subjective and requires management to exercise a significant amount of judgment in determining future growth rates, discount and tax rates and other factors. The results of the step one analysis indicated there was no impairment of goodwill of Bright Swallow at December 31, 2013. In June 2014, the Company performed an interim goodwill impairment assessment for Bright Swallow based on Bright Swallow’s actual performance for the first six-months of 2014 and updated revenue and expense projections. Based on this analysis, the Company concluded that the goodwill of $0.81 million for Bright Swallow was impaired as of June 30, 2014. The goodwill impairment charge is non-cash. The goodwill impairment charge is not deductible for income tax purposes and, therefore, the Company has not recorded a corresponding tax benefit in 2014.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company recorded $398,991 and $280,055 as allowance for bad debts as of December 31, 2014 and 2013, respectively.

Inventories

Inventories are stated at the lower of cost or market value with cost determined on a weighted-average basis, which approximates the first-in first-out method. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company did not record any provision for write-downs of inventory at December 31, 2014 and 2013.

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

Based on its review, the Company believes that, as of December 31, 2014 and 2013, there were no significant impairment of its long-lived assets except that the Company disposed of autos, damaged equipment, furniture and fixtures for which the Company recognized a loss from disposal of $31,727 and $37,879 for the years ended December 31, 2014 and 2013, respectively.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products in development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense was $1,248,684 and $426,662 for the years ended December 31, 2014 and 2013, respectively.

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

A reconciliation of the January 1, 2013, through December 31, 2014, amount of unrecognized tax benefits excluding interest and penalties ("Gross UTB") is as follows:

	Gross UTB
	2014	2013
Beginning Balance – January 1	4,927,431	4,010,657
Increase in unrecorded tax benefits taken in the years ending December 31, 2014 and 2013	196,624	800,778
Exchange rate adjustment	8,385	115,996
Ending Balance – December 31	$5,132,440	4,927,431

At December 31, 2014, the Company had cumulatively accrued approximately $1,457,000 for estimated interest and penalties related to uncertain tax positions. At December 31, 2013, the Company had cumulatively accrued approximately $1,017,000 for estimated interest and penalties related to uncertain tax positions. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense, which totaled approximately $440,000 and $416,000 for the years ended December 31, 2014, and 2013, respectively; The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

For the year ended December 31, 2014, the Company recorded $63,000 of unrecognized tax benefit related to transfer pricing adjustment between Nova Dongguan and Macau in the statement of operations and in long-term income tax payable.

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

The Company’s Chinese subsidiaries are subject to taxation in the PRC. The PRC income tax returns are generally not subject to examination by the tax authorities for tax years before 2009. With a few exceptions, the tax years 2009 -2014 remain open to examination by tax authorities in the PRC. The tax years 2011 - 2014 for US entities remains open to examination by tax authorities in the US.

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

The Company’s sales policy allows for the return of product within the warranty period if the product is defective and the defects are the Company’s fault.  As alternatives for the product return option, the customers have options of asking a discount from the Company for the products with quality issues or receiving replacement parts from the Company at no cost. The amount for return of products, the discount provided to the customers and cost for the replacement parts were immaterial for the years ended December 31, 2014 and 2013.

Franchise Arrangements

In 2010, the Company began entering into area product franchise agreements with franchisees who operate specialty furniture stores carrying only Nova-branded products. The product franchise agreement provides for the franchisee to retail Nova-brand furniture products for a period of one year from the date of the agreement. The franchisee is required to pay a deposit of RMB 30,000 at the signing of the agreement, which is used as payment for future purchases and is deferred on the Company’s balance sheet as a customer deposit. The franchisee is required to guarantee a minimum purchase amount from the Company during the contract period. The Company has the right to terminate the agreement should the franchisee fail to meet the minimum purchase amounts. The Company provides the franchisee with store images and designs, signage, floor plan product information and training. In addition, the Company will rebate a per square meter subsidy to the franchisee for the store build-out within six months from the agreement date. The franchisee earns 30% of the rebate on its initial purchase from the Company and then at a rate of 5% of each subsequent purchase until fully refunded of its deposit or six months from the agreement date, whichever is earlier. At December 31, 2014 and 2013, the Company had franchising subsidy payable of $117,704 and $149,667, respectively, and these amounts were included in other payables. In accordance with ASC 605-50, as the Company does not receive an identifiable benefit from these rebates, the rebates are recorded as a reduction of revenue on sales to the franchisees.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead that are directly attributable to the production of the products. Write-down of inventory to the lower of cost or net realizable value is also recorded in the cost of sales.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the years ended December 31, 2014 and 2013, shipping and handling costs were $622,941 and $500,714, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $1,810,314 and $425,850 for the years ended December 31, 2014 and 2013, respectively, and was included in the selling expense in the consolidated statement of income and comprehensive income.

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

The following table presents a reconciliation of basic and diluted earnings per share for the years ended December 31, 2014 and 2013:

	2014	2013

Net income	$8,554,648	$4,867,461

Weighted average shares outstanding – basic	20,381,934	18,876,052
Effect of dilutive securities:
Unexercised warrants	88,324	246,334

Weighted average shares outstanding – diluted	20,470,258	19,122,386

Earnings per share – basic	$0.42	$0.26
Earnings per share – diluted	$0.42	$0.25

At December 31, 2014 and 2013, the Company had no options to purchase shares of common stock outstanding and warrants to purchase 1,241,462 and 522,473 shares of common stock were outstanding and exercisable, respectively.  For the years ended December 31, 2014 and 2013, 1,062,912 and 155,100 shares purchasable under the warrants were excluded from EPS as their effects were anti-dilutive.

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

No major customer accounted for over 10% of the Company’s sales for the year ended December 31, 2014, and two major customers accounted for 26% (15% and 11% for each) of the Company’s sales for the year ended December 31, 2013.

The Company purchased its products from four major vendors during the year ended December 31, 2014, and from three major vendors during the year ended December 31, 2013, accounting for 67% (20%, 20%, 15% and 12% for each) and 33% (13%, 10% and 10% for each) of the purchases, respectively. Accounts payable to these vendors were $637,639 and $919,941 as of December 31, 2014 and 2013, respectively.

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

The carrying value of the warrant liability is determined using the Binomial Lattice option pricing model as described in Note 15. Certain assumptions used in the calculation of the warrant liability represent level-3 unobservable inputs. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of December 31, 2014.

The following table summarizes the activity of Level 3 inputs measured on a recurring basis:

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)

For The Year Ended
December 31, 2014

Issuance of Series A, B and C Warrants and Placement Agent Warrants on April 14 and April 17, 2014, respectively.	$5,659,866
Adjustment resulting from change in value recognized in earnings (a)	(4,194,847)
Reclassification to equity upon exercise
Balance at December 31, 2014	$1,465,019

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

The RMB to USD exchange rates in effect as of December 31, 2014 and December 31, 2013, were RMB6.119 = USD$1.00 and RMB6.0969 = USD$1.00, respectively. The weighted-average RMB to USD exchange rates in effect for the years ended December 31, 2014 and 2013, were RMB6.1431 = USD$1.00 and RMB6.2146 = USD$1.00, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of the People’s Republic of China.

Comprehensive Income

The Company follows FASB ASC 220 “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the consolidated statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the years ended December 31, 2014 and 2013 included net income and foreign currency translation adjustments.

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

Accordingly, management concluded that the Company had one reportable segment under ASC 280 because: (i) the Company’s products sold through Nova Dongguan, Nova Macao, and Ding Nuo are created with similar production processes, in the same facilities, under the same regulatory environment and sold to customers using similar distribution systems; (ii) Diamond Bar is a furniture distributor based in California focusing on customers in the US, and Bright Swallow is a furniture distributor based in Hong Kong focusing on customers in Canada, they both are operated under the same senior management of Nova Dongguan and Nova Macao, and management views the operations of Nova Dongguan, Nova Macao, Diamond Bar, Bright Swallow and Ding Nuo as a whole for making business decisions; and (iii) although Nova Museum is principally engaged in the dissemination of the culture and history of furniture in China, it also serves a function of promoting and marketing the Company’s image and products by providing a platform and channel for consumers to be exposed to the Company and its products, it is operated under the same management with the same resources and in the same location as Nova Dongguan, and it is an additive and supplemental unit to the Company’s main operations, the manufacture and sale of furniture.

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

As of December 31, 2014, the adoption of ASU 2013-11 did not have an impact on our statement of operations but did impact our balance sheet classification, with a decrease in long-term deferred tax assets and a corresponding decrease in long term income tax payable by approximately $55,000.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position and results of operations.

The Financial Accounting Standards Board ("FASB") has issued Accounting Standards Update ("ASU") No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position and results of operations.

Note 3 - Inventories

As of December 31, 2014 and 2013, inventories consisted of the following:

	December 31,	December 31,
	2014	2013

Raw material	$205,813	$250,914
Work in progress	1,153,605	964,587
Finished goods	2,253,450	2,138,133

	$3,612,868	$3,353,634

Note 4 – Advance to Suppliers

As of December 31, 2014 and 2013, the Company had an advance to suppliers of $8,104,312 and $3,535,100, respectively. During the year ended December 31, 2014, the Company made certain advance payments to one of its suppliers totaling $5,000,000 to secure a favorable pricing structure on purchase orders submitted. As a result of production delays, on July 1, 2014, the Company entered into an agreement with this supplier to charge interest on these advances at an annual rate of 4.75% with maturity on March 31, 2015. Interest is to be paid monthly. Shipments received from the supplier will be credited against the advance payments.  The supplier has the option to repay the short-term advances for any product that it will not be able to deliver at any time. Initial shipments against these purchase orders were received by the Company in July 2014. As of December 31, 2014, the outstanding balance of advance payments to this supplier was $636,791. The advance was paid in full on January 21, 2015. During the year ended December 31, 2014, the supplier paid interest of $121,403 to the Company.

Note 5 - Heritage and Cultural Assets

As of December 31, 2014 and 2013, Nova Museum had heritage and cultural assets of $132,513 and $132,993, consisting principally of collectibles and antiques for exhibition. Depreciation is not required to be provided on heritage assets that have indefinite lives and no reduction in their value with the passage of time; however, the carrying amount of the heritage and cultural assets will be reviewed when there is evidence of impairment in accordance with ASC 360-10.

Note 6 - Plant, Property and Equipment, Net

As of December 31, 2014 and 2013, plant, property and equipment consisted of the following:

	2014	2013

Building and workshops	$10,905,721	$10,945,252
Office equipment	690,913	659,947
Autos	1,060,270	318,759
Machinery	6,287,877	4,921,867
Decoration and renovation	994,272	775,874
Less: accumulated depreciation	(5,561,144)	(4,475,061)

	$14,377,909	$13,146,638

Depreciation expense was $1,229,527 and $954,532 for the years ended December 31, 2014 and 2013, respectively.

Note 7 - Construction in Progress

At December 31, 2014, the construction in progress mainly consisted of the Company’s new factory construction at Dongguan for $767,160, and eCommerce platform and mobile apps, and Nova sales kit apps design for $611,700. The total cost for factory construction was $2.55 million (RMB 15,619,776), and is currently at the very initial stage with no estimated completion date at this time.  Total cost of eCommerce platform, mobile apps, and Nova sales kit apps design is approximately $1.30 million. As of December 31, 2014, the Company put the Nova sales-kit apps design into the testing process, eCommerce and mobile apps have finished programing and the Company is currently in the process of obtaining an ICP (Internet Content Provider) license. ICP is a permit issued by the Chinese Ministry of Industry and Information Technology to permit Chinese-based websites to operate in China. The Company expects to launch the service of eCommerce and mobile apps in the third quarter of 2015. At December 31, 2013, the construction in progress was $1,024,645, for equipment and machinery to be installed in a new manufacturing plant at Nova Dongguan, the factory construction was completed and the manufacturing machines and equipment were installed, and put into operation during the second quarter of 2014.

Note 8 - Deposits

At December 31, 2014, the deposits mainly consisted of $1,264,551 for the deposit payment for construction for a new plant at Nova Dongguan.

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

Intangible assets consisted of the following at December 31, 2014 and 2013:

	2014	2013

Land use right	$1,144,859	$1,149,009
Customer relationship	6,150,559	6,150,559
Trademark	200,000	200,000
Less: accumulated amortization	(1,001,692)	(522,577)

	$6,493,726	$6,976,991

Amortization of intangible assets was $479,511 and $370,349 for the years ended December 31, 2014 and 2013, respectively. Annual amortization expense is expected to be approximately $472,700 for 2015, $459,300 for 2016, $432,600 for 2017, $429,400 for 2018, and $427,700 for 2019.

Note 10 - Prepaid Expenses and Other Receivables

Other current assets consisted of the following at December 31, 2014 and 2013:

	2014	2013

Prepaid expenses	$554,972	$546,364
Other receivables	86,236	102,256
Total	$641,208	$648,620

Other receivables mainly represented cash advances to employees and exhibition deposits. At December 31, 2014, prepaid expenses included prepayments for eCommerce website server hosting fee of approximately $112,700, IR expense of approximately $231,000, insurance of approximately $201,200, and other prepaid expenses of approximately $10,000. At December 31, 2013, prepaid expenses included prepayments for consulting of approximately $100,000, designing fee for show rooms of approximately $245,040, insurance of approximately $115,600, and IR expense of approximately $80,200.

Note 11 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following at December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013

Other payables	$196,233	$119,481
Salary payable	574,002	500,057
Financed insurance premiums	67,948	61,147
Accrued consulting fees	140,590	174,710
Franchising subsidy	117,704	149,667
Accrued rents	155,945	164,982
Accrued commission	426,252	-
Accrued marketing expense	419,800	-
Accrued expenses, others	371,810	288,113

Total	$2,470,284	$1,458,157

At December 31, 2014 and 2013, other accrued expenses mainly included designer fee, legal and utilities.  Other payables represented payables to landlord, contractors and vendors other than for purchase of materials. Franchising subsidy represented the accrued amount the Company will pay to its franchisees as a rebate to support their franchise store decoration expense.

Note 12 - Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.5% and maturity on June 1, 2015. The line of credit is secured by all of assets of Diamond Bar Outdoors, Inc., a subsidiary of Nova Lifestyle and guaranteed by Nova Lifestyle. As of December 31, 2014 and 2013, Diamond Bar had $4,682,614 and $4,754,258 outstanding on the line of credit, respectively.  During the years ended December 31, 2014 and 2013, the Company recorded interest expense of $173,670 and $158,543, respectively.

In June 2013, the loan was modified for the following covenants: (i) maintain a minimum tangible net worth of not less than $5 million; (ii) maintain a current ratio in excess of 1.25 to 1.00; and (iii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iv) the pre-tax income must be not less than 1.000% of total revenue quarterly. As of December 31, 2014, Diamond Bar was in compliance with all the covenants.  In addition, the loan agreement provided a cross default provision whereby an event of default on this loan will cause the Nova Macao loan, which is described below, to also be in default, as both loans are from the same lender.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,280,356 (RMB 20 million) with maturity on April 24, 2015.  On November 20, 2014, the Company paid off the line of credit and entered into a new agreement with a reduced line of credit of up to $1,634,254 (RMB 10 million) with a maturity on May 19, 2015.  As of December 31, 2014, Nova Dongguan had $1,062,265 (RMB 6.50 million) outstanding with maturity on May 19, 2015. As of December 31, 2013, Nova Dongguan had $820,089 (RMB 5.00 million) outstanding under the previous line of credit which was paid off on November 20, 2014, as described above.  The loan currently bears monthly interest of 0.56% and requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was secured by the building of Nova Dongguan and is guaranteed by Nova Dongguan and the Company’s CEO. During the years ended December 31, 2014 and 2013, the Company recorded interest expense of $55,159 and $56,407, respectively, related to the applicable line of credit agreements.  As of December 31, 2014, the Company had $ 2,206,243 (RMB 13.5 million) available for borrowing without violating any covenants.

On August 24, 2012, Nova Macao entered into an agreement with a commercial bank in Hong Kong for a line of credit of up to $8,000,000 with maturity on August 23, 2013. On August 23, 2013, the Company renewed the line of credit with annual interest rate of 4.25% and maturity on November 21, 2013. On December 17, 2013, the Company renewed the line of credit of up to $6,500,000 with maturity on January 30, 2015.  On January 22, 2015, the Company renewed the line of credit to extend the maturity date to January 29, 2016. The loan requires monthly payment on the interest and the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance. As of December 31, 2014 and 2013, Nova Macao had $1,848,000 outstanding on the line of credit. During the years ended December 31, 2014 and 2013, the Company paid interest of $81,158 and $78,664, respectively.

The loan has the following covenants: (i) total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $6,500,000, (b) insurance claim limits and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible account receivables are insured buyers by Sinosure assigned to the bank and within established insurance limit; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount should be settled with 7 days by Nova Furniture Macao Commercial Offshore Limited; and. (v) the Company maintains a debt to tangible net worth ratio of not in excess of 3.0x throughout the whole term of the loan. As of December 31, 2014, Nova Macao was in compliance with all the covenants.

Note 13 – Income Taxes and Other Taxes (Receivable) Payable

Taxes (receivable) payable consisted of the following at December 31, 2014 and 2013:

	2014	2013
Income tax (receivable) payables	$61,769	$(38,654)
Other taxes payable	-	-
Total tax payable (receivable) – current	$61,769	$(38,654)
Total income tax payable – noncurrent	$6,607,739	$5,944,424

Other taxes payable includes VAT, city construction, sales tax and stamp tax.

The components of income before income taxes consisted of the following for the years ended December 31, 2014 and 2013:

	2014	2013

Income (loss) subject to domestic income taxes only	$4,686,001	$(345,043)
Income subject to foreign income taxes only	4,849,383	5,811,846
Total	$9,535,384	$5,466,803

The Company’s subsidiaries incorporated in the PRC are subject to enterprise income taxes.  The provision for income taxes from continuing operations consisted of the following:

	2014	2013
Current:
Federal	$308,891	$243,587
State	15,475	(1,951)
PRC	474,934	533,667
	799,300	775,303

Deferred:
Federal	122,475	(136,075)
State	14,050	(17,061)
PRC	44,911	(22,825)
Total provision for income taxes	$980,736	$599,342

The following is reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income from continuing operations before income taxes:

	2014	2013
Tax at Federal Statutory rate	$3,242,031	$1,855,311
Foreign Rate Differential	(25,650)	(522,166)
Foreign Permanent Differences	-	47,627
Change in fair value of warrant liability	(1,426,248)	-
ASC 740-10 Uncertain Tax Position	677,007	708,296
Tax exemption	(1,578,140)	(1,481,334)
Others	91,736	(8,392)
	$980,736	$599,342

The following presents the aggregate dollar and per share effects of the Company’s tax exemption:

The aggregate dollar effect of tax holiday

	2014	2013
Aggregate dollar effect of tax holiday	$1,578,140	$1,481,334

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	2014	2013
Current Deferred Tax Assets:
Accrued liabilities	$143,832	$260,413

Current Deferred Tax Liabilities:
Prepaid Expenses	(24,966)	(16,731)

Net Current Deferred Tax Assets before Valuation Allowance	118,866	243,682
Less: Valuation Allowance	-	-
Current Deferred Tax Assets, Net:	118,866	243,682

Non-Current Deferred Tax Assets:
Fed & CA Amortization	34,239	33,129
Fed & CA NOL	-	55,315
Deferred Rent	7,799	-
Land Use Rights	-	7,251
PRC Fixed Asset and Amortization	595	995
PRC NOL	65,599	19,239

Non-Current Deferred Tax Liabilities:
Fed & CA Depreciation	(82,657)	(29,740)
Purchase Accounting	(6,420)	(17,000)
Prepaid Expenses	(395)	(661)
PRC Depreciation on Building	-	(8,309)

Net Non-Current Deferred Tax Assets (Liabilities) before Valuation Allowance	18,760	60,219
Less: Valuation Allowance	(30,959)	(15,885)
Non-Current Deferred Tax Assets (Liabilities), Net:	(12,199)	44,334

Total Deferred, Net:	$106,667	$288,016

The Company has recorded a partial valuation allowance against its PRC deferred tax assets for the year ended December 31, 2014 and 2013. In accordance with ASC 740 Accounting for Income Taxes, based on all available evidence, including the Company’s historical results and the forecast of its future income, it is more likely than not that substantially all of its PRC entities will be able to realize the Company's deferred tax assets.

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

For U.S. federal income tax purposes, the Company has net operating loss, or NOL carryforwards of approximately $0 and $93,000 at December 31, 2014 and 2013, respectively.  For U.S. California income tax purposes, the Company has net operating loss, or NOL carryforwards of approximately $0 and $93,000 at December 31, 2014 and 2013, respectively.  The NOL carryforwards will expire after 20 years beginning from the year it occurred if not utilized.

Nova Dongguan, Nova Museum and Ding Nuo are governed by the Enterprise Income Tax Law of the PRC, Nova Museum and Ding Nuo are subject to a 25% corporate income tax, while Nova Dongguan is subject to 15% corporate income tax rate. As of June 5, 2014, Nova Dongguan was approved by PRC taxing authorities for High-Tech enterprise status, which is taxed at preferential income tax rate of 15% for period from January 1, 2014 to December 31, 2015. On September 19, 2013, BSI moved the office from Macau to Hong Kong, which is subject to a 16.5% corporate income tax. Nova Museum is subject to a 25% corporate income tax in the first year and allowed to apply for tax-exempt status in the second year following its incorporation.  Nova Macao is an income tax-exempt entity incorporated and domiciled in Macao.

The Company has net operating loss carry forwards for PRC enterprise income tax purposes of $184 and $10,000 at December 31, 2014 and 2013 respectively.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $24 million as of December 31, 2014 and $19.4 million as of December 31, 2013. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

Note 14 - Related Party Transactions

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

Note 15 - Deferred Rent Payable

Deferred rent payable represented supplemental payments the Company must pay to the residents who originally lived on the land in Dongguan, Guangdong Province, China, to which the Company acquired land use rights for commercial use. The Company was required to pay an annual amount at RMB 800 per mu (or 666.67 square meters) for a total of 60 mu (or 40,000 square meters) starting from 2003 for 60 years. The payment increases 10% every 5 years. The Company recorded such expense on a straight-line basis. During the years ended December 31, 2014 and 2013, the Company recorded expense of $19,744 and $14,331, respectively. As of December 31, 2014 and 2013, the Company had $85,077 and $74,152 of deferred rent payable, respectively.

Note 16 - Stockholders’ Equity

Warrants

Following is a summary of the warrant activity for the years ended December 31, 2014 and 2013:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2013	983,280	$2.39	1.69
Exercisable at January 1, 2013	983,280	2.39	1.69
Granted	50,000	4.00	2.50
Exercised	510,807	2.00	-
Expired	-	-	-
Outstanding at December 31, 2013	522,473	2.93	0.93
Exercisable at December 31, 2013	522,473	2.93	0.93
Granted	1,696,540	7.87	2.69
Exercised	201,233	2.33	-
Expired	776,318	5.93	-

Outstanding at December 31, 2014	1,241,462	7.90	2.88
Exercisable at December 31, 2014	1,241,462	$7.90	2.88

Shares issued to IR firm

On August 3, 2012, the Company entered into a contract with an investor relations firm. The Company agreed to issue 100,000 shares of common stock to the firm for 24 months of investor relation services. On August 15, 2012, the Company issued the first 50,000 of such 100,000 shares to the investor relations firm, at $2.75 per share, which was the stock price on the date of contract. The remaining 50,000 common stock shares were to be issued to the investor relations firm within 180 business days of the contract signing date and the Company issued the remaining 50,000 common stock shares on April 30, 2013.  During the years ended December 31, 2014 and 2013, the Company amortized $80,208 and $137,500 as IR expense, respectively.

On July 1, 2014, the Company entered into a contract with an investor relations firm. The Company agreed to issue 100,000 shares of common stock to the firm for 12 months of investor relation services.  The fair value of the 100,000 shares of common stock was $462,000 and was recorded as shares to be issued at September 30, 2014; the fair value was calculated based on the stock price of $4.62 per share on July 1, 2014, and will be amortized over the service term.  During the year ended December 31, 2014, the company amortized $231,000 as IR expenses.

Shares issued to Consultants

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

On July 1, 2013, the Company entered into a consulting agreement with a consulting firm in China for providing management M&A, business strategy and financing consultation services effective July 15, 2013. The Company agreed to issue 50,000 shares of common stock to the firm for 12 months of consulting services starting on July 15, 2013. The Company also agreed to issue three-year warrants for the firm to purchase 50,000 shares of the Company’s common stock with an exercise price of $4 per share. Both the common stock and warrants shall be issued to Consultant or its designees within 7 business days upon execution of the Agreement. The fair value of the 50,000 shares of common stock was $200,000 at July 1, 2013, and will be amortized over the service term.  During the years ended December 31, 2014 and 2013, the company amortized $100,000 as consulting expenses.

The warrants issued to the consulting firm are exercisable for a fixed number of shares, and classified as equity instruments. The Company accounted for the warrants issued based on the fair value method under ASC Topic 505, and the fair value of the warrants was calculated using the Black-Scholes model under the following assumptions: estimated life of 3 years, volatility of 353%, risk-free interest rate of 0.66% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. Because these equity-classified warrants are vested immediately and are non-forfeitable; based on ASC 505-50, performance commitment has been reached at the grant date, and accordingly, the measurement date is the grant date.  The fair value of the warrants issued to the consulting firm at grant date was $194,989, and will be amortized over the service term. During the years ended December 31, 2014 and 2013, the company recorded $76,629 each as warrants expense.

On August 15, 2014, the Company entered into a consulting agreement with a consulting firm for general business advisory, marketing and administration, and business strategy consulting services effective on September 1, 2014. The Company agreed to issue 10,000 shares of common stock to the firm for 12 months of consulting services starting on September 1, 2014. The fair value of the 10,000 shares of common stock was $42,000, which was calculated based on the stock price of $4.20 per share on September 1, 2014, and will be amortized over the service term.  During the year ended December 31, 2014, the company amortized $15,750 as consulting expenses.

On December 1, 2014, the Company entered into a consulting agreement with a consulting firm for management consulting services effective on December 1, 2014. The Company agreed to issue 60,000 shares of common stock to the firm for three years of consulting services. The shares will be issued according to the vesting schedule in below: The initial 10,000 shares shall be issued within 30 days upon signing of the agreement. For the remaining 50,000 shares, the Company will issue consultant 10,000 shares of common stock every 6 months after the effective date. The future issuing dates are set forth as on or before June 1, 2015, December 1, 2015, June 1, 2016, December 1, 2016 and June 1, 2017. The Company or the consultant may terminate the agreement at any time by a 90 day written notice to the other party. The fair value of the 60,000 shares was $224,400, which was calculated based on the stock price of $3.74 per share on December 1, 2014 and will be amortized over the service term. During the year ended December 31, 2014, the company amortized $6,233 as consulting expenses.

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

The Series A Warrants have a term of four years and are exercisable by the holders at any time after the date of issuance. The value of warrants as of April 14, 2014 was determined by using the Binomial option pricing model with the following assumptions: risk-free interest rate – 0.82%; dividend yield – 0%; expected volatility – 121%. As of December 31, 2014, the fair value of the Series A Warrants was $912,138 with the assumptions of risk-free interest rate – 1.10%; dividend yield – 0%; expected volatility – 110%. The Company recorded $2,084,496 as income from change in fair value of the warrants for the year ended December 31, 2014. The Series B Warrants have a term of six months and are exercisable by the holders at any time after the date of issuance. The value of warrants as of April 14, 2014 was determined by using the Binomial option pricing model with the following assumptions: risk-free interest rate – 0.06%; dividend yield – 0%; expected volatility – 99%. As of December 31, 2014, the fair value of the Series B Warrants was $0 due to the expiration of Series B warrants on October 14, 2014 and none of series B warrants have been exercised.  The Company recorded $922,105 as income from change in fair value of the warrants for the year ended December 31, 2014. The Series C Warrants have a term of four years and are exercisable by the holders at any time after the date of issuance. After the six month anniversary of the issuance date of the Series C Warrants, to the extent that a holder of Series C Warrant exercises less than 70% of such holder’s Series B Warrants and the closing sale price of the Common Stock is equal to or greater than $9.81 for a period of ten consecutive trading days, then the Company may purchase the entire then-remaining portion of such holder’s Series C Warrants for $1,000. On October 14, 2014, the Company’s closing sale price of the Common Stock was not equal to or greater than $9.81 for a period of ten consecutive trading days, accordingly, the Company cannot purchase the entire then-remaining portion of such holder’s Series C Warrants for $1,000. The value of warrants as of April 14, 2014 was determined by using the Binomial option pricing model with the following assumptions: risk-free interest rate – 0.82%; dividend yield – 0%; expected volatility – 121%. As of December 31, 2014, the fair value of the Series C Warrants was $427,875 with the assumptions of risk-free interest rate 1.10%; dividend yield – 0%; expected volatility – 110%. The Company recorded $980,390 as income from change in fair value of the warrants for the year ended December 31, 2014.

In addition, the Company granted Placement Agent or its designees at the Closing warrants to purchase that number of shares of common stock of the Company equal to seven percent (7%) of the aggregate number of Shares placed in the Placement.  The Placement Agent Warrants shall have the same terms, including exercise price, anti-dilution and registration rights, as the warrants issued to the Investors in the Placement.  The placement agent and its designees received Series PA warrants to purchase up to 92,404 shares of common stock at the closing.  The value of Placement Agent Series PA warrants as of April 17, 2014 was determined by using the Binomial option pricing model with the following assumptions: risk-free interest rate – 0.91%; dividend yield – 0%; expected volatility – 122%. As of December 31, 2014, the fair value of the PA Warrants was $125,006 with the assumptions of risk-free interest rate - 1.10%; dividend yield – 0%; expected volatility – 110%. The Company recorded $207,856 as income from change in fair value of the warrants for year ended December 31, 2014.

Shares issued to Independent Board of Directors

In July 2014, the Company entered into restricted stock award agreements (under 2014 Omnibus Long-Term Incentive Plan) with four independent directors of the Board. The company agreed to grant 5,000 shares to one and 4,000 shares to each of three of its independent directors with a grant date on July 9, 2014, respectively. The restricted period lapses as to twenty-five percent (25%) of the restricted stock on each of the three-month, six-month, nine-month and twelve-month anniversaries of the grant date. The fair value of these shares was $81,090, which was calculated based on the stock price of $4.77 per share on July 9, 2014. During the year ended December 31, 2014, the company amortized $39,101 as directors’ stock compensation expenses.

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

At December 31, 2014 and 2013, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital. Nova Dongguan did not make any transfer to surplus reserves due to its accumulated deficit.

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

Note 18 - Geographical Sales

Geographical distribution of sales consisted of the following for the years ended December 31, 2014 and 2013:

Geographical Areas	2014	2013

China*	$17,033,251	$16,013,329
North America	64,388,558	44,031,182
Asia**	4,449,148	2,516,044
Europe	11,395,087	14,265,227
Australia	664,705	794,527
Hong Kong	746,226	704,167
Other countries	34,300	32,017
	$98,711,275	$78,356,493

* excluding Hong Kong
** excluding China

Note 19 - Commitments and Contingencies

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

Diamond Bar subleased a portion of its warehouse to one of its customers. The sublease income was recorded against the rental expense. Total rental expense for the years ended December 31, 2014 and 2013 was $574,210 and $620,192, respectively. The rental expense is recorded on a straight-line basis over the term of the lease. Minimum future lease payments are as follows:

Year	Amount
2015	$521,716
2016	537,367
2017	553,488
2018	472,714
2019	-
Thereafter	-
Total	$2,085,285

Employment Agreements

On May 3, 2013, the Company entered an amended and restated employment agreement with Thanh H. Lam to serve as the Company’s president for five years. The agreement provides for an annual salary of $80,000, 200,000 shares of the Company’s common stock and an annual bonus at the sole discretion of the Board. The 200,000 shares to be issued to Ms. Lam are subject to the terms of a stock award agreement. The first 50,000 shares of common stock shall be vested immediately, and the remaining shares shall be vested at 50,000 shares per year for three years on each anniversary of the effective date of the stock award agreement. During the years ended December 31, 2014 and 2013, the Company recorded $191,000 and $317,791 as stock-based compensation to Thanh H Lam, respectively.

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

On March 25, 2015, the Company entered into one-year employment agreements, effective as of November 10, 2014, with Mr. Ya Ming (Jeffrey) Wong and Mr. Yuen Ching (Sammy) Ho to serve as the Company’s Chief Executive Officer and Chief Financial Officer, respectively. These agreements are in substantially the same form as the previous one-year employment agreements entered into on November 7, 2013 (which expired by their terms), and provide for annual salaries of $100,000 for Mr. Wong and $80,000 for Mr. Ho, and annual bonuses at the sole discretion of the Board of Directors.  The employment agreements also reflect the RSU grants described in the immediately preceding paragraph.

Note 20 – Subsequent Events

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and the following subsequent event has been identified that requires disclosure in this section.

On March 1, 2015, the Company entered into a marketing agreement with an artist for marketing and product promotion services effective on March 1, 2015. The Company agreed to grant the artist $100,000 worth of shares of the Company’s common stock. The share price shall be calculated as the average closing price per share for ten trading days immediately prior to the execution of the agreement. The shares shall be vested immediately on March 1, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA LIFESTYLE, INC.
(Registrant)

Date: March 26, 2015	By:	/s/ Ya Ming Wong
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

Signature	Title	Date
/s/ Ya Ming Wong	Chief Executive Officer and Director	March 26, 2015
Ya Ming Wong	(Principal Executive Officer)
/s/ Yuen Ching Ho	Chief Financial Officer and Director	March 26, 2015
Yuen Ching Ho	(Principal Financial and Accounting Officer)
/s/ Thanh H. Lam	Chairperson of the Board, President and Director	March 26, 2015
Thanh H. Lam

/s/ James R. Talevich	Director	March 26, 2015
James R. Talevich

/s/ Michael Viotto	Director	March 26, 2015
Michael Viotto

/s/ Peter Kam	Director	March 26, 2015
Peter Kam

/s/ Chung Shing Yam	Director	March 26, 2015
Chung Shing Yam

EXHIBIT INDEX

Exhibit No.	Description
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

4.1	Specimen Stock Certificate (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
4.2	Form of Regulation S Subscription Agreement (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 22, 2011)
4.3	Form of Regulation D Subscription Agreement (Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 22, 2011)
4.4	Form of Regulation S Warrant (Incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 22, 2011)
4.5	Form of Regulation D Warrant (Incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 22, 2011)
4.6	Form of Regulation S Registration Rights Agreement (Incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 22, 2011)
4.7	Form of Regulation D Registration Rights Agreement (Incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 22, 2011)
4.8	Form of Regulation S Subscription Agreement (Incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on January 18, 2012)
4.9	Form of Regulation D Subscription Agreement (Incorporated herein by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on January 18, 2012)
4.10	Form of Regulation S Warrant (Incorporated herein by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on January 18, 2012)
4.11	Form of Regulation D Warrant (Incorporated herein by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on January 18, 2012)
4.12	Form of Regulation S Registration Rights Agreement (Incorporated herein by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on January 18, 2012)
4.13	Form of Regulation D Registration Rights Agreement (Incorporated herein by reference to Exhibit 4.13 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on January 18, 2012)
4.14	Form of Series A Warrant (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on April 14, 2014)
4.15	Form of Series B Warrant (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on April 14, 2014)
4.16	Form of Series C Warrant (Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on April 14, 2014)

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
10.16#
Employment Agreement between Nova LifeStyle, Inc. and Ya Ming Wong, dated November 7, 2013 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 333-163019) filed on November 12, 2013)

10.17#
Employment Agreement between Nova LifeStyle, Inc. and Yuen Ching Ho, dated November 7, 2013 (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 333-163019) filed on November 12, 2013)

10.18
First Amendment to Lock-Up Agreement between Ya Ming Wong and Nova LifeStyle, Inc., dated March 25, 2014 (Incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.19
First Amendment to Lock-Up Agreement between Yuen Ching Ho and Nova LifeStyle, Inc., dated March 25, 2014 (Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.20
First Amendment to Lock-Up Agreement between Jun Jiang and Nova LifeStyle, Inc., dated March 25, 2014 (Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.21
First Amendment to Lock-Up Agreement between Qiang Liu and Nova LifeStyle, Inc., dated March 25, 2014 (Incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.22
Lock-Up Agreement between Ah Wan Wong and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.23
Lock-Up Agreement between Man Shek Ng and Nova LifeStyle, Inc., dated August 18, 2011 (Incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.24
First Amendment to Lock-Up Agreement between Ah Wan Wong and Nova Lifestyle, Inc., dated March 25, 2014 (Incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.25
First Amendment to Lock-Up Agreement between Man Shek Ng and Nova Lifestyle, Inc., dated March 25, 2014 (Incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.26
Stock Award Agreement between Tanh H. Lam and Nova Lifestyle, Inc., effective May 3, 2013 (Incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.27
Securities Purchase Agreement by and among Nova LifeStyle, Inc. and each of the investors listed on the Schedule of Buyers attached thereto, dated April 14, 2014 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 333-163019) filed on April 14, 2014)

10.28
Placement Agent Agreement by and between Nova LifeStyle, Inc. and FT Global Capital, Inc., dated March 31, 2014 (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 333-163019) filed on April 14, 2014)

10.29#	Nova LifeStyle, Inc. 2014 Omnibus Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A (File No. 333-163019) filed on July 10, 2014)
10.30#
Nova LifeStyle, Inc. Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K/A (File No. 333-163019) filed on July 10, 2014)

10.31#†	Employment Agreement between Nova LifeStyle, Inc. and Ya Ming Wong, dated March 25, 2015 and effective as of November 10, 2014
10.32#†	Employment Agreement between Nova LifeStyle, Inc. and Yuen Ching Ho, dated March 25, 2015 and effective as of November 10, 2014
14.1	Code of Business Conduct and Ethics of Nova Lifestyle, Inc. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 10, 2013)

21.1†	Subsidiaries of the Registrant
23.1†	Consent of Marcum Bernstein & Pinchuk LLP
24.1†	Power of Attorney (Included on the Signature Page of this Annual Report on Form 10-K)
31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

#           Indicates management contract or compensatory plan, contract or arrangement.
†           Filed herewith.
‡           Furnished herewith.