Form 10-Q
period 2015-03-31
Nova Lifestyle, Inc.
filed 2015-05-13
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 011-36259

NOVA LIFESTYLE, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6565 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,940,513 shares of common stock outstanding as of May 11, 2015.

Nova Lifestyle, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2015 (UNAUDITED) AND DECEMBER 31, 2014

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$1,318,398	$1,244,308
Accounts receivable, net	42,541,749	42,971,510
Advance to suppliers	5,865,449	8,104,312
Inventories	5,870,234	3,612,868
Prepaid expenses and other receivables	447,066	641,208
Deferred tax asset	118,655	118,866

Total Current Assets	56,161,551	56,693,072

Noncurrent Assets
Heritage and cultural assets	132,012	132,513
Plant, property and equipment, net	14,300,274	14,377,909
Construction in progress	1,488,712	1,378,860
Lease deposit	97,151	96,096
Deposits for equipment and factory construction	1,264,459	1,264,551
Goodwill	218,606	218,606
Intangible assets, net	6,562,230	6,493,726

Total Noncurrent Assets	24,063,444	23,962,261

Total Assets	$80,224,995	$80,655,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2015 (UNAUDITED) AND DECEMBER 31, 2014

	March 31,	December 31,
	2015	2014
	(Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$8,769,745	$10,454,485
Line of credit	8,374,908	7,592,879
Advance from customers	135,626	123,673
Accrued liabilities and other payables	1,880,935	2,470,284
Warrant derivative liability	492,374	1,465,019
Taxes payable	101,316	61,769

Total Current Liabilities	19,754,904	22,168,109

Noncurrent Liabilities
Deferred rent payable	89,693	85,077
Deferred tax liability	12,359	12,199
Income tax payable	6,711,880	6,607,739

Total Noncurrent Liabilities	6,813,932	6,705,015

Total Liabilities	26,568,836	28,873,124

Contingencies and Commitments

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 20,975,316 shares issued and 20,940,513 outstanding as of March 31, 2015; 20,897,316 shares issued and outstanding as of December 31, 2014.	20,975	20,897
Additional paid-in capital	25,069,143	24,751,476
Statutory reserves	6,241	6,241
Accumulated other comprehensive income	2,506,509	2,575,167
Retained earnings	26,053,291	24,428,428

Total Stockholders' Equity	53,656,159	51,782,209

Total Liabilities and Stockholders' Equity	$80,224,995	$80,655,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)

Net Sales	$22,032,478	$17,882,892

Cost of Sales	17,960,447	14,630,017

Gross Profit	4,072,031	3,252,875

Operating Expenses
Selling expenses	1,265,856	735,345
General and administrative expenses	1,910,888	1,962,629

Total Operating Expenses	3,176,744	2,697,974

Income From Operations	895,287	554,901

Other Income (Expenses)
Non-operating income, net	29,576	19,658
Foreign exchange transaction gain (loss)	29,682	(8,643)
Change in fair value of warrant liability	972,645	--
Interest expense	(90,910)	(63,451)
Financial expense	(15,208)	(26,228)

Total Other Income (Expenses), Net	925,785	(78,664)

Income Before Income Tax	1,821,072	476,237

Income Tax Expense, Net	196,209	172,685

Net Income	1,624,863	303,552

Other Comprehensive Income
Foreign currency translation	(68,658)	(131,499)

Comprehensive Income	$1,556,205	$172,053

Basic weighted average shares outstanding	20,912,968	19,348,479
Diluted weighted average shares outstanding	20,912,968	19,548,665

Basic net earnings per share	$0.08	$0.02
Diluted net earnings per share	$0.08	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net Income	$1,624,863	$303,552
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	466,690	414,153
Stock compensation expense	354,571	132,150
Warrants expense	--	38,314
Change in fair value of warrant liability	(972,645)	--
Changes in bad debt allowance	(5,755)	(32,544)
Changes in operating assets and liabilities:
Accounts receivable	402,071	2,723,924
Advance to suppliers	2,234,498	(3,629,384)
Inventories	(2,266,091)	288,533
Other current assets	151,309	(134,553)
Accounts payable	(1,668,686)	(959,552)
Advance from customers	11,961	32,665
Accrued expenses and other payables	(585,870)	332,014
Deferred rent payable	4,940	(3,674)
Taxes payable	161,261	208,269

Net Cash Used in Operating Activities	(86,883)	(286,133)

Cash Flows From Investing Activities
Payment for land compensation fee and occupancy tax	(193,211)	-
Purchase of property and equipment	(321,587)	(154,729)
Construction in progress	(112,750)	--

Net Cash Used in Investing Activities	(627,548)	(154,729)

Cash Flows From Financing Activities
Proceeds from line of credit and bank loan	9,309,218	6,502,000
Repayment to line of credit and bank loan	(8,522,787)	(6,749,531)
Cash received from warrants exercised	--	434,041

Net Cash Provided by Financing Activities	$786,431	$186,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$2,090	$(6,035)

Net increase (decrease) in cash and cash equivalents	74,090	(260,387)

Cash and cash equivalents, beginning of period	1,244,308	2,323,338

Cash and cash equivalents, ending of period	$1,318,398	$2,062,951

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for:
Income tax payments	$35,000	$399
Interest expense	$94,240	$64,380

Supplemental Disclosure of Non-Cash Financing Activities

Construction in progress transfer to fixed assets	$--	$207,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

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

On April 24, 2013, the Company completed the acquisition of Bright Swallow, an established furniture company with a global client base.   On October 24, 2013, Nova Dongguan incorporated Dongguan Ding Nuo Household Products Co., Ltd. (“Ding Nuo”) under the laws of the PRC and contributed capital of RMB 1 million ($162,994). Nova Dongguan made an additional capital contribution of RMB 0.1 million ($16,305) on November 27, 2013 through one of Nova Dongguan’s officer who acts as the nominee shareholder of Ding Nuo. All of the nominee shareholder’s shares were put in escrow and trust with Nova Dongguan and all profits and loss of Ding Nuo will be distributed to Nova Dongguan; accordingly, Nova Dongguan effectively controls 100% of Ding Nuo.  Ding Nuo was established mainly for engaging in business with IKEA.

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

The interim condensed consolidated financial information as of March 31, 2015 and for the three month periods ended March 31, 2015 and 2014 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC on March 26, 2015.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of March 31, 2015, its interim condensed consolidated results of operations and cash flows for the three month periods ended March 31, 2015 and 2014, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to, the allowance for bad debt, valuation of inventories, assumptions used in assessing impairment of long-lived assets and goodwill and fair value of warrant derivative liability. Actual results could differ from those estimates.

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

Reclassification

Certain prior period amounts were reclassified to conform to the manner of presentation in the current period. These reclassifications had no effect on the net income or stockholders’ equity.

Goodwill

Goodwill is the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC Topic 350, “Intangibles-Goodwill and Other,” goodwill is not amortized but is tested for impairment, annually or more frequently when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its fair value, with the fair value of the reporting unit determined using discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first step of the two-step goodwill impairment test is required to be performed. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the first step of the two-step goodwill impairment test for Diamond Bar reporting unit.  Accordingly, as of March 31, 2015 and December 31, 2014, the Company concluded there was no impairment of goodwill of Diamond Bar.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company recorded $392,996 and $398,991 as allowance for bad debts as of March 31, 2015 and December 31, 2014, respectively.

Inventories

Inventories are stated at the lower of cost or market value with cost determined on a weighted-average basis. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company did not record any write-downs of inventory at March 31, 2015 and December 31, 2014.

Plant, Property and Equipment and Construction in Progress

Plant, property and equipment are stated at cost, net of accumulated depreciation and impairment losses, if any. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and improvements are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with 10% salvage value and estimated lives as follows:

Building and workshops	20 years
Computer and office equipment	5 years
Decoration and renovation	10 years
Machinery	10 years
Autos	5 years

Depreciation of plant, property and equipment attributable to manufacturing activities is capitalized as part of inventories, and expensed to cost of goods sold when inventories are sold.

Construction in progress represents capital expenditure in respect of direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to the appropriate category of property, plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. Construction in progress is not depreciated until such time as the asset is completed and is ready for its intended use.

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

Based on its review, the Company believes that, as of March 31, 2015 and December 31, 2014, there were no significant impairment of its long-lived assets.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products in development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense was $172,859 and $238,345 for the three months ended March 31, 2015 and 2014, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision.  The actual effective tax rate of 10.77% for the period ended March 31, 2015 differs from the U.S. federal statutory tax rate primarily as a result of a tax benefit from the tax-exemption status of Nova Macau and non-taxable warrant income from Nova Lifestyle offset by tax liability reserves from uncertain tax positions.

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

Nova Dongguan, Nova Museum, and Ding Nuo are governed by the Enterprise Income Tax Law of the People’s Republic of China (the “PRC”) and are subject to a 25% corporate income tax. Nova Museum is subject to a 25% corporate income tax in the first year and allowed to apply for tax-exempt status in the second year following its incorporation. On June 5, 2004, Nova Dongguan is approved by China tax authority for High-Tech enterprise status, which is taxed at preferential income tax rate of 15% for period from January 1, 2014 to December 31, 2015.  Nova Macao is an income tax-exempt entity incorporated and domiciled in Macao.

During the three months ended March 31, 2015 and 2014, the Company recorded income tax expense of approximately $196,000 and $173,000 respectively.

As of March 31, 2015, unrecognized tax benefits were approximately $5.1 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $5.1 million as of March 31, 2015. As of March 31, 2014, unrecognized tax benefits were approximately $5.0 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $5.0 million as of March 31, 2014.

A reconciliation of the January 1, 2015, through March 31, 2015, amount of unrecognized tax benefits excluding interest and penalties ("Gross UTB") is as follows:

Gross UTB

Beginning Balance – January 1, 2015	5,132,440
Increase in unrecorded tax benefits taken in the three months ending March 31, 2015	9,833
Exchange rate adjustment – 2015	(19,386)
Ending Balance – March 31, 2015	$5,122,887

At March 31, 2015, the Company had cumulatively accrued approximately $1,569,000 for estimated interest and penalties related to unrecognized tax benefits. At December 31, 2014, the Company had cumulatively accrued approximately $1,457,000 for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense, which totaled approximately $112,000 and $106,000 for the three months ended March 31, 2015 and 2014, respectively. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

For the three months ended March 31, 2015, the Company did not record unrecognized tax benefit related to transfer pricing adjustment between Dongguan and Macau since the intercompany sales between the two entities appears to comply with reasonable arm’s length principles. For the 3 months ended March 31, 2014, the Company recorded $181,000 unrecognized tax benefit related to transfer pricing adjustment between Dongguan and Macau.

The Company intends to reinvest the undistributed earnings of its subsidiaries.

Nova Dongguan and Ding Nuo are subject to taxation in the PRC. Nova Dongguan’s PRC income tax returns are generally not subject to examination by the tax authorities for tax years before 2010. With a few exceptions, the tax years 2010-2014 remain open to examination by tax authorities in the PRC; the tax years 2011-2014 for US entities remain open to examination by tax authorities in the US.

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

The Company’s sales policy allows for the return of product within the warranty period if the product is defective and the defects are the Company’s fault.  As alternatives for the product return option, the customers have options of asking a discount from the Company for the products with quality issues or receiving replacement parts from the Company at no cost. The amount for return of products, the discount provided to the customers and cost for the replacement parts were immaterial for the three months ended March 31, 2015 and 2014.

Franchise Arrangements

In 2010, the Company began entering into area product franchise agreements with franchisees who operate specialty furniture stores carrying only Nova-branded products. The product franchise agreement provides for the franchisee to retail Nova-brand furniture products for a period of one year from the date of the agreement. The franchisee is required to pay a deposit of RMB 30,000 at the signing of the agreement, which is used as payment for future purchases and is deferred on the Company’s balance sheet as a customer deposit. The franchisee is required to guarantee a minimum purchase amount from the Company during the contract period. The Company has the right to terminate the agreement should the franchisee fail to meet the minimum purchase amounts. The Company provides the franchisee with store images and designs, signage, floor plan product information and training. In addition, the Company will rebate a per square meter subsidy to the franchisee for the store build-out within six months from the agreement date. The franchisee earns 30% of the rebate on its initial purchase from the Company and then at a rate of 5% of each subsequent purchase until fully refunded of its deposit or six months from the agreement date, whichever is earlier. At March 31, 2015 and December 31, 2014, the Company had franchising subsidy payable of $117,260 and $117,704, respectively, and these amounts were included in other payables. In accordance with ASC 605-50, as the Company does not receive an identifiable benefit from these rebates, the rebates are recorded as a reduction of revenue on sales to the franchisees.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead that are directly attributable to the production of the products. Write-down of inventory to the lower of cost or market is also recorded in the cost of sales.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the three months ended March 31, 2015 and 2014, shipping and handling costs were $127,181 and $117,472, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $532,305 and $104,923 for the three months ended March 31, 2015 and 2014, respectively, and was included in the selling expense in the consolidated statement of income and comprehensive income.

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

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014

Net income	$1,624,863	$303,552

Weighted average shares outstanding – basic	20,912,968	19,348,479
Effect of dilutive securities:
Unexercised warrants	-	200,186
Weighted average shares outstanding – diluted	20,912,968	19,548,665

Earnings per share – basic	$0.08	$0.02
Earnings per share – diluted	$0.08	$0.02

At March 31, 2015 and December 31, 2014, warrants to purchase 1,112,912 and 1,241,462 shares of common stock were outstanding and exercisable, respectively.  For the three months ended March 31, 2015, 1,112,912 shares purchasable under the warrants were excluded from EPS as their effects were anti-dilutive.

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

No customer accounted for over 10% of the Company’s sales for the three months ended March 31, 2015, and one customer accounted for 11% of the Company’s sales for the three months ended March 31, 2014.  No customer accounted for over 10% of the Company’s accounts receivable for the three months ended March 31, 2015 and for the year ended December 31, 2014, respectively.

The Company purchased its products from four major vendors during the three months ended March 31, 2015, and from four major vendors during the three months ended March 31, 2014, accounting for a total of 59% (20%, 17%, 12% and 10% for each) and 56% (16%, 15%, 15% and 10% for each) of the Company’s purchases, respectively. Accounts payable to these vendors were $2,179,578 and $2,407,683 as of March 31, 2015 and March 31, 2014, respectively.

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

The carrying value of the warrant liability is determined using the Binomial Lattice option pricing model as described in Note 15. Certain assumptions used in the calculation of the warrant liability represent level-3 unobservable inputs. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of March 31, 2015.

The following table summarizes the activity of Level 3 inputs measured on a recurring basis:

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)

For The Three Months Ended
March 31, 2015

Issuance of Series A, B and C Warrants and Placement Agent Warrants on April 14 and April 17, 2014, respectively.	$5,659,866
Adjustment resulting from change in value recognized in earnings (a)	(4,194,847)
Balance at December 31, 2014	1,465,019
Adjustment resulting from change in value recognized in earnings (a)	(972,645)
Balance at March 31, 2015	$492,374

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

The RMB to USD exchange rates in effect as of March 31, 2015 and December 31, 2014, were RMB6.1422 = USD$1.00 and RMB6.1190 = USD$1.00, respectively. The weighted-average RMB to USD exchange rates in effect for the three months ended March 31, 2015 and 2014, were RMB6.1380 = USD$1.00 and RMB6.1180 = USD$1.00, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of the People’s Republic of China.

Comprehensive Income

The Company follows FASB ASC 220 “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the consolidated statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for three months ended March 31, 2015 and 2014 included net income and foreign currency translation adjustments.

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

New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  In April 2015, the FASB proposed a one-year delay in the effective date and companies will be allowed to early adopt as of the original effective date. The Company is in the process of evaluating the impact of adoption of this guidance on the consolidated financial statements.

The FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position and results of operations.

In August 2014, the FASB issued Presentation of Financial Statements — Going Concern. This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis”, which provides guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. In accordance with ASU 2015-02, all legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

Note 3 - Inventories

As of March 31, 2015 and December 31, 2014, inventories consisted of the following:

	March 31,	December 31,
	2015	2014

Raw material	$320,223	$205,813
Work in progress	1,325,221	1,153,605
Finished goods	4,224,790	2,253,450
	$5,870,234	$3,612,868

Note 4 – Advance to Suppliers

As of March 31, 2015 and December 31, 2014, the Company had an advance to suppliers of $5,865,449 and $8,104,312, respectively. During the year ended December 31, 2014, the Company made certain advance payments to one of its suppliers totaling $5,000,000 to secure a favorable pricing structure on purchase orders submitted. As a result of production delays, on July 1, 2014, the Company entered into an agreement with this supplier to charge interest on these advances at an annual rate of 4.75% with maturity on March 31, 2015. Interest is to be paid monthly. Shipments received from the supplier will be credited against the advance payments.  The supplier has the option to repay the short-term advances for any product that it will not be able to deliver at any time. Initial shipments against these purchase orders were received by the Company in July 2014. As of December 31, 2014, the outstanding balance of advance payments to this supplier was $636,791. The advance was paid in full on January 21, 2015. During the three months ended March 31, 2015 and 2014, the supplier paid interest of $3,870 and nil to the Company, respectively.

Note 5 - Heritage and Cultural Assets

As of March 31, 2015 and December 31, 2014, Nova Museum had heritage and cultural assets of $132,012 and $132,513, consisting principally of collectibles and antiques for exhibition. Depreciation is not required to be provided on heritage assets that have indefinite lives and no reduction in their value with the passage of time; however, the carrying amount of the heritage and cultural assets will be reviewed when there is evidence of impairment in accordance with ASC 360-10.

Note 6 - Plant, Property and Equipment, Net

As of March 31, 2015 and December 31, 2014, plant, property and equipment consisted of the following:

	March 31, 2015	December 31, 2014

Building and workshops	$10,864,528	$10,905,721
Office equipment	690,801	690,913
Autos	1,056,265	1,060,270
Machinery	6,502,567	6,287,877
Decoration and renovation	1,072,336	994,272
Less: accumulated depreciation	(5,886,223)	(5,561,144)
	$14,300,274	$14,377,909

Depreciation expense was $345,841 and $294,251 for the three months ended March 31, 2015 and 2014, respectively.

Note 7 - Construction in Progress

At March 31, 2015 and December 31, 2014, the construction in progress mainly consisted of the Company’s new factory construction at Dongguan for $764,262 and $767,160, respectively, and eCommerce platform and mobile apps, and Nova sales kit apps design for $724,450 and $611,700, respectively. The total cost for factory construction was $2.54 million (RMB 15,619,776), and is currently at the very initial stage with no estimated completion date at this time.  The total cost of eCommerce platform, mobile apps, and Nova sales kit apps design is approximately $1.20 million. As of March 31, 2015, the Company put the Nova sales-kit apps design into official operation, eCommerce and mobile apps have finished programing and the Company is currently in the process of obtaining an ICP (Internet Content Provider) license from the Chinese government and setting up the payment system. ICP is a permit issued by the Chinese Ministry of Industry and Information Technology to permit Chinese-based websites to operate in China. The Company expects to launch the service of eCommerce and mobile apps in the third quarter of 2015. At March 31, 2015, the Company is committed to pay $0.52 million for the new factory construction and $0.48 million for completion of eCommerce and mobile apps.

Note 8 – Deposits for Equipment and Factory Construction

At March 31, 2015 and December 31, 2014, the deposits mainly consisted of $1,264,459 and $1,264,551 for the deposit payment for construction for a new plant at Nova Dongguan, respectively.

Note 9 - Intangible Assets

Intangible assets consisted of land use right, trademark and customer relationship. All land in the PRC is government-owned and the ownership cannot be sold to any individual or company. However, the government grants the user a right to use the land (“land use right”). The Company acquired the right to use land in Dongguan, Guangdong Province, China, in 2004 for $586,987 (RMB 3.6 million) for 50 years and is amortizing such rights on a straight-line basis for 50 years.

At February 28, 2012, the Company acquired another land use right for $553,547 (RMB 3.4 million) with useful life of 50 years and is amortizing such right on a straight-line basis for 50 years.

At January 31, 2015, the Company paid $193,079 (RMB 1.19 million) in levies to the Chinese government in relation to the land use right which was acquired on February 28, 2012.

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

Intangible assets consisted of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014

Land use right	$1,333,613	$1,144,859
Customer relationship	6,150,559	6,150,559
Trademark	200,000	200,000
Less: accumulated amortization	(1,121,942)	(1,001,692)
	$6,562,230	$6,493,726

Amortization of intangible assets was $120,849 and $119,902 for the three months ended March 31, 2015 and 2014, respectively. Annual amortization expense is expected to be approximately $445,715 over each of the next five years

Note 10 - Prepaid Expenses and Other Receivables

Other current assets consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Prepaid expenses	$317,131	$554,972
Other receivables	129,935	86,236
Total	$447,066	$641,208

Other receivables mainly represented deposit paid to PayPal and amounts due from employees. At March 31, 2015, prepaid expenses included prepayments for IR expense of approximately $115,500, consulting fee of approximately $136,100, insurance of approximately $60,800, and other prepaid expenses of approximately $4,700. At December 31, 2014, prepaid expenses included prepayments for eCommerce website server hosting fee of approximately $112,700, IR expense of approximately $231,000, consulting fee of approximately $57,400, insurance of approximately $144,200, and other prepaid expenses of approximately $9,600.

Note 11 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014

Other payables	$63,077	$196,233
Salary payable	559,461	574,002
Financed insurance premiums	16,987	67,948
Accrued consulting fees	142,812	140,590
Franchising subsidy	117,260	117,704
Accrued rents	207,417	155,945
Accrued commission	423,410	426,252
Accrued marketing expense	90,800	419,800
Accrued expenses, others	259,711	371,810

Total	$1,880,935	$2,470,284

At March 31, 2015 and 2014, other accrued expenses mainly included designer fees, legal fees and utilities.  Other payables represented payables to landlord, contractors and vendors other than for purchase of materials. The franchising subsidy represented the accrued amount the Company will pay to its franchisees as a rebate to support their franchise store decoration expense.

Note 12 - Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.5% and maturity on June 1, 2015. The line of credit is secured by all of assets of Diamond Bar and guaranteed by Nova Lifestyle. As of March 31, 2015 and December 31, 2014, Diamond Bar had $4,898,826 and $4,682,614 outstanding on the line of credit, respectively.  During the three months ended March 31, 2015 and 2014, the Company recorded interest expense of $47,963 and $43,732, respectively. As of March 31, 2015, the Company had $101,174 available for borrowing without violating any covenants.

In June 2013, the loan was modified for the following covenants: (i) maintain a minimum tangible net worth of not less than $5 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; and (iii) the pre-tax income must be not less than 1.000% of total revenue quarterly. As of March 31, 2015, Diamond Bar was in compliance with all the covenants.  In addition, the loan agreement provided a cross default provision whereby an event of default on this loan will cause the Nova Macao loan, which is described below, to also be in default, as both loans are from the same lender.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,256,162 (RMB 20 million) with maturity on April 24, 2015.  On November 20, 2014, the Company paid off the line of credit and entered into a new agreement with a reduced line of credit of up to $1,628,081 (RMB 10 million) with a maturity on May 19, 2015.  As of March 31, 2015 and December 31, 2014, Nova Dongguan had $1,628,081 (RMB 10 million) and $1,062,265 (RMB 6.50 million) outstanding with maturity on May 19, 2015, respectively. The loan currently bears monthly interest of 5.6% and requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was secured by the building of Nova Dongguan and is guaranteed by Nova Dongguan and the Company’s CEO. During the three months ended March 31, 2015 and 2014, the Company recorded interest expense of $27,370 and $13,485, respectively, related to the applicable line of credit agreements.  As of March 31, 2015, the Company had no funds available for borrowing without violating any covenants.

On January 22, 2015, Nova Macao renewed the line of credit, with an annual interest rate of 4.25% and of up to $6,500,000, with a commercial bank in Hong Kong to extend the maturity date to January 29, 2016. The loan requires monthly payment on the interest and the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance. As of March 31, 2015 and December 31, 2014, Nova Macao had $1,848,000 outstanding on the line of credit. During the three months ended March 31, 2015 and 2014, the Company paid interest of $19,635 and $21,380, respectively. As of March 31, 2015, the Company had $4,652,000 available for borrowing without violating any covenants.

The loan has the following covenants: (i) total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $6,500,000, (b) insurance claim limits and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible account receivables are insured buyers by Sinosure assigned to the bank and within established insurance limit; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount should be settled within 7 days by Nova Macao. As of March 31, 2015, Nova Macao was in compliance with all the covenants.

Note 13 - Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president. The lease is to be renewed in the beginning of each year. On March 16, 2015, the Company renewed the lease for an additional one year term. The lease was for $31,650 and only for use during two furniture exhibitions to be held between April 1, 2015 and March 31, 2016. During the three months ended March 31, 2015 and 2014, the Company paid rentals of $0 and $15,825, respectively.

Note 14 - Deferred Rent Payable

Deferred rent payable represented supplemental payments the Company must pay to the residents who originally lived on the land in Dongguan, Guangdong Province, China, to which the Company acquired land use rights for commercial use.

The Company is required to pay an annual management fee at RMB 1,500 ($240) per mu for a total 17.97 mu, or 11,977.42 square meters, from the second year after commencement of the land filling (i.e. from year 2013) for 60 years for a total of approximately $333,000 (RMB 2.1 million). The payment will be made annually with a 5% increase every 5 years. The Company records such fees as expenses on a straight-line basis.

The Company was required to pay an annual amount at RMB 800 ($128) per mu for a total of 60 mu (or 40,000 square meters) starting from 2003 for 60 years for a total of approximately $947,000 (RMB 5.1 million). The payment increases 10% every 5 years. The Company records such expense on a straight-line basis.

During the three months ended March 31, 2015 and 2014, the Company recorded expense of $4,940 and $4,956, respectively. As of March 31, 2015 and December 31, 2014, the Company had $89,693 and $85,077 of deferred rent payable, respectively.

Note 15 - Stockholders’ Equity

Warrants

Following is a summary of the warrant activity for the three months ended March 31, 2015:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2015	1,241,462	$7.90	2.88
Granted	-	-	-
Exercised	-	-	-
Expired	(128,550)	4.50	-
Outstanding at March 31, 2015	1,112,912	8.29	2.96

Exercisable at January 1, 2015	1,241,462	7.90	2.88

Shares issued to IR firm

On August 3, 2012, the Company entered into a contract with an investor relations firm. The Company agreed to issue 100,000 shares of common stock to the firm for 24 months of investor relation services. On August 15, 2012, the Company issued the first 50,000 of such 100,000 shares to the investor relations firm, at $2.75 per share, which was the stock price on the date of contract. The Company issued the remaining 50,000 common stock shares on April 30, 2013.  During the three months ended March 31, 2015 and 2014, the Company amortized $0 and $34,375 as IR expense, respectively.

On July 1, 2014, the Company entered into a contract with an investor relations firm. The Company agreed to issue 100,000 shares of common stock to the firm for 12 months of investor relation services.  The fair value of the 100,000 shares of common stock was $462,000 and was recorded as shares to be issued at September 30, 2014; the fair value was calculated based on the stock price of $4.62 per share on July 1, 2014, and will be amortized over the service term.  During the three months ended March 31, 2015, the Company amortized $115,500 as IR expenses.

Shares and Warrants issued to Consultants

On July 1, 2013, the Company entered into a consulting agreement with a consulting firm in China for providing management M&A, business strategy and financing consultation services effective July 15, 2013. The Company agreed to issue 50,000 shares of common stock to the firm for 12 months of consulting services starting on July 15, 2013. The Company also agreed to issue three-year warrants for the firm to purchase 50,000 shares of the Company’s common stock with an exercise price of $4 per share. Both the common stock and warrants shall be issued to Consultant or its designees within 7 business days upon execution of the Agreement. The fair value of the 50,000 shares of common stock was $200,000 at July 1, 2013, and will be amortized over the service term.  During the three months ended March 31, 2015 and 2014, the Company amortized $0 and $50,000 as consulting expenses, respectively.

The warrants issued to the consulting firm are exercisable for a fixed number of shares, and classified as equity instruments. The Company accounted for the warrants issued based on the fair value method under ASC Topic 505, and the fair value of the warrants was calculated using the Black-Scholes model under the following assumptions: estimated life of 3 years, volatility of 353%, risk-free interest rate of 0.66% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. Because these equity-classified warrants are vested immediately and are non-forfeitable; based on ASC 505-50, performance commitment has been reached at the grant date, and accordingly, the measurement date is the grant date.  The fair value of the warrants issued to the consulting firm at grant date was $194,989, and will be amortized over the service term. During the three months ended March 31, 2015 and 2014, the Company recorded $0 and $38,314 each as warrants expense, respectively.

On August 15, 2014, the Company entered into a consulting agreement with a consulting firm for general business advisory, marketing and administration, and business strategy consulting services effective on September 1, 2014. The Company agreed to issue 10,000 shares of common stock to the firm for 12 months of consulting services starting on September 1, 2014. The fair value of the 10,000 shares of common stock was $42,000, which was calculated based on the stock price of $4.20 per share on September 1, 2014, and will be amortized over the service term.  During the three months ended March 31, 2015, the Company amortized $10,500 as consulting expenses.

On December 1, 2014, the Company entered into a consulting agreement with a consulting firm for management consulting services effective on December 1, 2014. The Company agreed to issue 60,000 shares of common stock to the firm for three years of consulting services. The shares will be issued according to the vesting schedule in below: The initial 10,000 shares shall be issued within 30 days upon signing of the agreement. For the remaining 50,000 shares, the Company will issue to the consultant 10,000 shares of common stock on or before each of June 1, 2015, December 1, 2015, June 1, 2016, December 1, 2016 and June 1, 2017. The Company or the consultant may terminate the agreement at any time by a 90 day written notice to the other party. The fair value of the 60,000 shares was $224,400, which was calculated based on the stock price of $3.74 per share on December 1, 2014 and will be amortized over the service term. During the three months ended March 31, 2015, the Company amortized $2,493 as consulting expenses.

On March 1, 2015, the Company entered into a marketing agreement with a consultant for marketing and product promotion services effective on March 1, 2015. The Company agreed to grant the consultant $100,000 worth of shares of the Company’s common stock for 12 months of consulting services starting on March 1, 2015. The shares vested immediately on March 1, 2015. The share price was calculated as the average closing price per share for ten trading days immediately prior to the execution of the agreement and will be amortized over the service term. During the three months ended March 31, 2015, the Company amortized $8,333 as consulting expenses. On March 9, 2015, the Company issued 43,197 shares to the consultant.

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

The Series A Warrants have a term of four years and are exercisable by the holders at any time after the date of issuance. The Series B Warrants have a term of six months and are exercisable by the holders at any time after the date of issuance. All of the Series B Warrants expired on October 14, 2014, and none of the Series B Warrants have been exercised. The Series C Warrants have a term of four years and are exercisable by the holders at any time after the date of issuance. After the six month anniversary of the issuance date of the Series C Warrants, to the extent that a holder of Series C Warrant exercises less than 70% of such holder’s Series B Warrants and the closing sale price of the Common Stock is equal to or greater than $9.81 for a period of ten consecutive trading days, then the Company may purchase the entire then-remaining portion of such holder’s Series C Warrants for $1,000. On October 14, 2014, the Company’s closing sale price of the Common Stock was not equal to or greater than $9.81 for a period of ten consecutive trading days, accordingly, the Company cannot purchase the entire then-remaining portion of such holder’s Series C Warrants for $1,000.

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

The Company estimated the fair value of its warrants as of March 31, 2015 and December 31, 2014 using the Binomial option pricing model using the following assumptions:

	Series A Warrants	Series C Warrants	Placement Agent Warrants	Total
At March 31, 2015:
Market price of common stock ($)	2.50	2.50	2.50
Number of shares of common stock underlying the warrants	660,030	310,478	92,404	1,062,912
Exercise price ($)	8.48	8.53	8.48
Remaining contractual life (years):	3.04	3.04	3.04
Dividend yield:	–	–	–
Expected volatility:	72%	72%	72%
Risk-free interest rate:	0.89%	0.89%	0.89%
Fair value ($)	306,150	143,182	43,042	492,374

At December 31, 2014:
Market price of common stock ($)	2.81	2.81	2.81
Number of shares of common stock underlying the warrants	660,030	310,478	92,404	1,062,912
Exercise price ($)	8.48	8.53	8.48
Remaining contractual life (years):	3.29	3.29	3.29
Dividend yield:	–	–	–
Expected volatility:	110%	110%	110%
Risk-free interest rate:	1.10%	1.10%	1.10%
Fair value ($)	912,138	427,875	125,006	1,465,019

Shares issued to Independent Directors

In July 2014, the Company entered into restricted stock award agreements (under 2014 Omnibus Long-Term Incentive Plan) with four independent directors of the Board. The Company agreed to grant 5,000 shares to one and 4,000 shares to each of three of its independent directors with a grant date on July 9, 2014, respectively. The restricted period lapses as to twenty-five percent (25%) of the restricted stock on each of the three-month, six-month, nine-month and twelve-month anniversaries of the grant date. The fair value of these shares was $81,090, which was calculated based on the stock price of $4.77 per share on July 9, 2014. During the three months ended March 31, 2015, the Company amortized $19,995 as directors’ stock compensation expenses.

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

Surplus Reserve Fund

Nova Dongguan is required to transfer 10% of net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the subsidiary’s registered capital. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholdings or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issuance is not less than 25% of the registered capital.

At March 31, 2015 and December 31, 2014, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital. Nova Dongguan did not make any transfer to surplus reserves due to its accumulated deficit.

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

Note 17 - Geographical Sales

Geographical distribution of sales consisted of the following for the three months ended March 31, 2015 and 2014:

Geographical Areas	March 31, 2015	March 31, 2014

China*	$3,766,315	$3,075,618
North America	15,118,508	11,234,232
Asia**	668,210	532,792
Europe	2,421,143	2,911,720
Australia	26,758	-
Hong Kong	5,675	128,530
Other countries	25,869	-
	$22,032,478	$17,882,892

* excluding Hong Kong
** excluding China

Note 18 - Commitments and Contingencies

Capital Commitment

As at 31 March 2015, the Group had contracted capital commitment in respect of construction for its new factory at Dongguan of $524,505, and eCommerce platform and mobile apps and Nova sales kit apps design of $483,750.

Lease Commitment

On June 17, 2013, the Company entered into a lease agreement for office, warehouse, storage, and distribution space with a five year term, commencing on November 1, 2013 and expiring on October 31, 2018. The lease agreement also provides an option to extend for an additional six-year term. The monthly rental payment is $42,000 with 3% increase annually.  The rent will be recorded on a straight-line basis over the term of the lease.

On January 7, 2014, the Company entered into a sublease agreement with Diamond Bar for warehouse space with a 5 year term commencing on November 1, 2013 and expiring on October 31, 2018. The Company subleased a portion of its warehouse space to one of its customers with a 1 year term commencing on December 1, 2013 and expiring on November 30, 2014. The Company renewed the contract for another 1 year term on November 30, 2014. The sublease income was recorded against the rental expense. During the three months ended March 31, 2015 and 2014, the Company recorded $17,700 and $13,500 sublease income, respectively.

On September 19, 2013, Bright Swallow entered into a lease agreement for office space in Hong Kong with a two year term, commencing on October 1, 2013 and expiring on September 30, 2015. The monthly rental payment is 20,000 Hong Kong Dollars ($2,580).

The Company has entered into several lease agreements for office and warehouse space in Commerce, California and showroom space in Las Vegas, Nevada and High Point, North Carolina on monthly or annual terms.

Total rental expense for the three months ended March 31, 2015 and 2014 was $160,481 and $102,609, respectively. The rental expense is recorded on a straight-line basis over the term of the lease.

The total minimum future lease payments are as follows:

12 Months Ended March 31,	Amount
2016	$541,077
2017	541,377
2018	557,619
2019	330,899
2020	-
Thereafter	-
Total	$1,970,972

Employment Agreements

On May 3, 2013, the Company entered into an amended and restated employment agreement with Thanh H. Lam to serve as the Company’s president for five years. The agreement provides for an annual salary of $80,000, 200,000 shares of the Company’s common stock and an annual bonus at the sole discretion of the Board. The 200,000 shares to be issued to Ms. Lam are subject to the terms of a stock award agreement. The first 50,000 shares of common stock shall be vested immediately, and the remaining shares shall be vested at 50,000 shares per year for three years on each anniversary of the effective date of the stock award agreement. During the three months ended March 31, 2015 and 2014, the Company recorded $47,750 and $47,775 as stock-based compensation to Thanh H Lam, respectively.

On November 10, 2014, the Company’s Board of Directors ratified the 2015 annual compensation of the Company’s CEO, CFO and President as approved by the Company’s Compensation Committee, and, upon the recommendation of the Company’s Compensation Committee, approved the grant of Restricted Stock Units to the Company’s CEO, CFO and President.  The cash compensation for such officers will remain the same as in 2014 ($100,000 for CEO. $80,000 for CFO and $80,000 for the President).  In addition, each of them will receive a grant of 46,403 Restricted Stock Units (“RSU”).  The fair value of the 46,403 shares of RSU was $200,000, which was calculated based on the stock price of $4.31 per share on October 27, 2014, the date the awards were determined by the Compensation Committee.  The RSU grants will be vested 25% on March 30, 2015, 25% on June 30, 2015, 25% on September 30, 2015 and 25% on December 31, 2015. During three months ended March 31, 2015, the Company recorded $150,000 as stock-based compensation to the officers.

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

Note 19 – Subsequent Events

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and the following subsequent event has been identified that requires disclosure in this section.

On April 23, 2015, Diamond Bar extended and modified a loan agreement with a bank in California for a line of credit up to $5,000,000 with annual interest of 4.5% and maturity on September 1, 2015. The Company has made no commitment to renew.

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

Nova's LifeStyle brand family currently includes Diamond Sofa (www.diamondsofa.com), Colorful World, Giorgio Mobili, and, Bright Swallow International Group Limited (Bright Swallow).

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

Our acquisition of Bright Swallow International Group Limited, an established furniture company with a Canadian client base was finalized on April 24, 2013, and all issued and outstanding shares of Bright Swallow have been transferred to Nova by Bright Swallow's previous sole owner Mr. Zhu Wei, as that purchase has become an integral part of the Nova LifeStyle brand family. The purchase price for the acquisition was $6.5 million in cash and was fully paid at the closing of the acquisition. Bright Swallow’s complementary product line and geographical reach offers Nova LifeStyle an ideal opportunity to expand its overall global market presence.  Bright Swallow’s current client, Canadian based The Brick Limited (www.TheBrick.com) has over 200 locations and provides an excellent example of this exceptional integration opportunity. This new brand also provides Nova LifeStyle with an excellent opportunity to market to existing Bright Swallow partners and increase its sales accordingly.  Bright Swallow is a British Virgin Island company with its principal offices in Hong Kong.

On October 24, 2013, Nova Dongguan incorporated Dongguan Ding Nuo Household Products Co., Ltd. (“Ding Nuo”) under the laws of the PRC and contributed capital of RMB 1 million ($162,994). Nova Dongguan made an additional capital contribution of RMB 0.1 million ($16,305) on November 27, 2013 through one of Nova Dongguan’s officers who acts as the nominee shareholder of Ding Nuo. All of the nominee shareholder’s shares were put in escrow and trust with Nova Dongguan and all profits and losses of Ding Nuo will be distributed to Nova Dongguan; accordingly, Nova Dongguan effectively controls 100% of Ding Nuo.  Ding Nuo was established mainly for engaging in business with IKEA.

IKEA has strict standards and processes to choose and qualify its vendors and suppliers.  In order to be qualified as an IKEA supplier, a company must go through a review, inspection and approval process according to IKEA standards which include the supplier’s operating history, manufacturing facility and equipment,  production capacity, raw materials, employee benefits and work safety, environmental protection and compliance with laws and regulations, among other things.  Nova began the discussions with IKEA to become a supplier in 2012.  In order to expedite the qualification process with IKEA, we decided to incorporate a new company and construct a new facility/workshop in full compliance with IKEA's special requirements. Therefore, we incorporated Ding Nuo, built a manufacturing facility/workshop and leased it to Ding Nuo specifically for engaging in business with IKEA.  In early September 2014, Ding Nuo completed production of an initial purchase order from IKEA.  The purchase was made under a Contract Review Trading Area – Supplier.   IKEA finished installing a Purchase Agreement (the “PUA”) system into Nova’s computer system in early October, so that IKEA is able to place future orders through the system for Nova to execute.   Ding Nuo has successfully fulfilled IKEA’s testing orders (in terms of timing, product quality, delivery and other requirements), and IKEA has provided us with a yearly order plan and will adjust the yearly order plan to increase the volume in May of 2015.  In addition, we are testing the manufacture of certain new styles and furniture for which demand is well-established at IKEA’s request, and we are now waiting for IKEA’s quality inspection, which is expected to be done in the middle of 2015.

Our experience developing and marketing products for international markets has enabled us to develop the scale, logistics, marketing, manufacturing efficiencies and design expertise that serve as the foundation for us to expand aggressively into the highly attractive U.S., Canadian and Chinese markets.

We are a U.S. holding company with no material assets other than the ownership interests of our wholly owned subsidiaries through which we market, design, manufacture and sell residential furniture worldwide: Nova Dongguan, Nova Macao, Nova Museum, Nova Furniture, Bright Swallow, Diamond Bar and Ding Nuo, with each of Nova Museum and Ding Nuo a wholly owned subsidiary of Nova Dongguan. Nova Furniture (Dongguan) Co., Ltd. (“Nova Dongguan”) is a wholly foreign owned enterprise (“WFOE”) and was incorporated under the laws of the PRC on June 6, 2003. Nova Furniture Macao Commercial Offshore Limited (“Nova Macao”), was organized under the laws of Macao on May 20, 2006. Nova Dongguan organized Nova Dongguan Chinese Style Furniture Museum (“Nova Museum”), on March 17, 2011, as a non-profit organization under the laws of the PRC engaged in the promotion of the culture and history of furniture in China. Nova Dongguan and Nova Macao are wholly owned subsidiaries of Nova Furniture Limited (“Nova Furniture”), one of our wholly owned subsidiaries, organized under the laws of the BVI on April 29, 2003. We acquired Nova Furniture pursuant to the Share Exchange Agreement on June 30, 2011. Diamond Bar Outdoors, Inc. (“Diamond Bar”), is a California corporation organized on June 15, 2000, which we acquired pursuant to a stock purchase agreement on August 31, 2011.  On April 24, 2013, we acquired all of the outstanding stock of Bright Swallow; the purchase price was $6.5 million in cash and was fully paid at the closing of the acquisition.  In 2013, we formed Ding Nuo as a new subsidiary, which is held 90.91% by Nova Dongguan and 9.09% by Mr. Gu XingChang, as described above.

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

Basis of Presentation

The accompanying  condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for Nova LifeStyle and its subsidiaries, Diamond Bar, Bright Swallow, Nova Furniture, Nova Dongguan, Nova Macao, Nova Museum and Ding Nuo.

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates and assumptions made by us, include, but are not limited to, the allowance for bad debt, valuation of inventories, assumptions used in assessing impairment  of long-lived assets and goodwill and fair value of warrant derivative liability. Actual results could differ from those estimates.

Accounts Receivable

Our policy is to maintain an allowance for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  We maintained an allowance for bad debt of $392,996 and $398,991 as of March 31, 2015 and December 31, 2014, respectively.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault.  As alternatives for the product return option, the customers have options of asking a discount from us for the products with quality issues or receiving replacement parts from us at no cost. The amount for return of products, the discount provided to the customers and cost for the replacement parts were immaterial for the three months ended March 31, 2015 and 2014.

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

We determined that our operations constitute a single reportable segment in accordance with ASC 280. We operate exclusively in one business and industry segment: the design, manufacture and sale of furniture. All of our long-lived assets for production are located at our facilities in Dongguan, Guangdong Province, China, and operate within the same environmental, safety and quality regulations governing furniture manufacturers. We established Nova Macao and Ding Nuo, and acquired Diamond Bar and Bright Swallow for the purpose of marketing and selling our products. As a result, we view the business and operations of Nova Dongguan, Nova Macao, Diamond Bar, Bright Swallow and Ding Nuo as a blended gross margin when determining future growth, return on investment and cash flows. Nova Museum, a non-profit organization engaged principally in the promotion and dissemination of the culture and history of furniture in China, has no operations or substantial assets other than its decorations and renovation, and its heritage and cultural assets are for the purpose of exhibition only.

Accordingly, we concluded that we had one reportable segment under ASC 280 because: (i) our products sold through Nova Dongguan, Nova Macao, and Ding Nuo are created with similar production processes, in the same facilities, under the same regulatory environment and sold to customers using similar distribution systems; (ii) Diamond Bar is a furniture distributor based in California focusing on customers in US, and Bright Swallow is a furniture distributor based in Hong Kong focusing on customers in Canada, they both are operated under the same senior management of Nova Dongguan and Nova Macao, and we view the operations of Nova Dongguan, Nova Macao, Diamond Bar, Bright Swallow and Ding Nuo as a whole for making business decisions; and (iii) although Nova Museum is principally engaged in the dissemination of the culture and history of furniture in China, it also serves a function of promoting and marketing our image and products by providing a platform and channel for consumers to be exposed to us and our products, it is operated under the same management with the same resources and in the same location as Nova Dongguan, and it is an additive and supplemental unit to our main operations, the manufacture and sale of furniture.

New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. In April 2015, the FASB proposed a one-year delay in the effective date and companies will be allowed to early adopt as of the original effective date. We are in the process of evaluating the impact of adoption of this guidance on the consolidated financial statements.

The FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial position and results of operations.

In August 2014, the FASB issued Presentation of Financial Statements — Going Concern. This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. We do not anticipate that this adoption will have a significant impact on our consolidated financial position, results of operations, or cash flows.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis”, which provides guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. In accordance with ASU 2015-02, all legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. We do not anticipate that this adoption will have a significant impact on our consolidated financial position, results of operations, or cash flows.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

The following table sets forth the results of our operations for the three months ended March 31, 2015 and 2014. Certain columns may not add due to rounding.

	Three months ended March 31,
	2015		2014
	$	% of Sales	$	% of Sales
Net sales	22,032,478		17,882,892
Cost of sales	17,960,447	82%	14,630,017	82%
Gross profit	4,072,031	18%	3,252,875	18%
Operating expenses	3,176,744	14%	2,697,974	15%
Income from operations	895,287	4%	554,901	3%
Other income (expenses), net	925,785	4%	(78,664)	-%
Income tax expense	196,209	1%	172,685	1%
Net income	1,624,863	7%	303,552	2%

Net Sales

Net sales for the three months ended March 31, 2015, were $22.03 million, an increase of 23% from $17.88 million in the same period of 2014; this increase in net sales resulted primarily from a 20% increase in average selling price coupled with a 3% increase in sales volume.  Our new subsidiary Ding Nuo, which was formed in October 2013, contributed $1.22 million to sales for the three months ended March 31, 2015, comparing $0.12 million in the same period of 2014. Our overall average selling price increased approximately 33% in the three months ended March 31, 2015, compared to the same period of 2014, resulting primarily from increased sales volume of high price products in both the Chinese domestic market and worldwide. Our largest selling product categories in the three months ended March 31, 2015 and 2014 were sofas, cabinets and dining tables, which accounted for approximately 40%, 14% and 13% of sales, respectively, for the three months ended March 31, 2015, and 38%, 17% and 14% of sales, respectively, for the three months ended March 31, 2014.

Of the $4.15 million increase in net sales in the three months ended March 31, 2015, compared to the same period of 2014, $3.46 million was attributable to sales in markets other than China, principally as a result of increased sales in North America and Asia, including Hong Kong and other countries. North American sales increased 35% to $15.12 million in the three months ended March 31, 2015, compared to $11.23 million in the same period of 2014 as we aggressively expanded sales to the U.S. and Canadian markets and integrated the operations of Bright Swallow.  As part of our gradual change in sales and marketing strategy starting in 2012, we increased marketing efforts in the U.S. markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Europe were $2.42 million in the three months ended March 31, 2015, a decrease of 17% from $2.91 million in the same period of 2014 as a result of the slow European economy. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. Sales to Asia, excluding Hong Kong, and other countries, increased 35% to $0.72 million in the three months ended March 31, 2015, compared to $0.66 million in the same period of 2014, primarily due to the increase of sales orders from our major customers in Asia. Sales to Hong Kong decreased 95.6% to $0.01 million in the three months ended March 31, 2015, compared to $0.13 million in the same period of 2014, primarily due to the decrease of sales orders from customers.

Sales to China, which included sales to franchisees in addition to wholesalers and agents to domestic retail stores and distributors for the export market, accounted for 17% of sales in the three months ended March 31, 2015, compared to 17% of sales in the same period of 2014. Sales to franchisees selling our branded products in China contributed approximately $0.40 million or 11% of our total China sales in the three months ended March 31, 2015, compared to $0.57 million or 19% in the same period of 2014. We are currently adopting new image standards as well as product lines for its franchise operations that will take time to develop.  First, through our production line, we intend to produce some products made from marble material. Second, we intend to import a range of additional products from the U.S. or Europe. We also intend to enrich our product lines to include a bedroom series, which would include beds, bed side tables, mattresses (which could be imported or purchased in China) and bedding sets including bed sheets, pillowcases, quilt covers, and other items (which can be purchased within China). Overall sales to China increased 22% to $3.77 million in the three months ended March 31, 2015 compared to $3.08 million in the same period of 2014 as a result of $1.22 million sales from our recently incorporated company, Ding Nuo.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 23% to $17.96 million in the three months ended March 31, 2015, compared to $14.63 million in the same period of 2014, due primarily to an increase in sales and production. Cost of sales for products that we manufactured was $4.05 million in the three months ended March 31, 2015, a 7% increase from $3.78 million in the same period of 2014. Material costs, labor costs and related overhead accounted for 67%, 23% and 10% of the cost of sales for such products in the three months ended March 31, 2015, compared to 65%, 22% and 13% in the same period of 2014, respectively. The cost of products purchased from third party manufacturers increased 28% to $13.91 million in the three months ended March 31, 2015, from $10.9 million in the same period of 2014. The increase of products purchased from third party manufacturers is primarily due to increased sales orders, which exceeded our current manufacturing capacity, and the purchase and continued integration of Bright Swallow and Dingnuo, particularly since Bright Swallow is a furniture wholesale company, meaning that all of its inventories are purchased from outside manufacturers. Cost of sales as a percentage of net sales stayed at 82% in the three months ended March 31, 2015, compared with the same period of 2014.

Gross Profit

Gross profit increased 25% to $4.07 million in the three months ended March 31, 2015, compared to $3.25 million in the same period of 2014. The increase in gross profit resulted primarily from an increase in net sales. Our gross profit margin stayed at 18% in the three months ended March 31, 2015, compared with the same period of 2014.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses, goodwill impairment, and loss on disposal of fixed assets. Operating expenses increased 18% to $3.17 million in the three months ended March 31, 2015, from $2.70 million in the same period of 2014. Selling expense increased 72% to $1.27 million in the three months ended March 31, 2015, from $0.74 million in the same period of 2014, due primarily to increased sales and marketing expense. General and administrative expense decreased by 3% to $1.91 million in the three months ended March 31, 2015, from $1.96 million in the same period of 2014, due primarily to a decrease of research and development expenses by approximately $65,000, and a decrease of legal and professional fees by approximately $162,000, notwithstanding an increase in salary by approximately $23,000 and an increase in stock-based compensation to the Company’s officers by $150,000.

Other Income (Expense), Net

Other income, net was $925,785 in the three months ended March 31, 2015, compared with other expenses, net, of $78,664 in the same period of 2014, an increase in income of $1,004,449. The increase in other income was due primarily to a change in fair value of warrant liability in the amount of $972,645, which is a non-cash item and non-taxable income.

Change in the fair value of warrant liability is the amount of total fair value gains or losses relating to warrant liabilities held during and at the reporting date. The primary factor that caused material changes in the fair value of the warrant liability is our stock price.

Income Tax Expense

Income tax expense was $196,209 in the three months ended March 31, 2015, compared with $172,685 in the same period of 2014.  The increase in income tax expense was mainly due to increased taxable income.

Net Income

Net income was $1.62 million in the three months ended March 31, 2015, an increase of 435% from $0.30 million for the same period of 2014. Our net profit margin, excluding the gain on fair value change of warrant liability of $972,645, was 3% in the three months ended March 31, 2015, an increase of 1% from 2% for the same period of 2014.

Liquidity and Capital Resources

Our principal demands for liquidity are from our efforts to increase sales in the U.S. and China, to purchase inventory, and for expenditures related to sales distribution and general corporate purposes. We intend to meet our liquidity requirements, including capital expenditures related to the expansion of our manufacturing facilities and production capacity, purchase of raw materials and the expansion of our business, primarily through cash flow provided by operations and collections of accounts receivable, and credit facilities from the bank.

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

We rely primarily on internally generated cash flow and proceeds under our existing credit facilities to support growth.  We may seek additional financing in the form of bank loans or other credit facilities or funds raised through future offerings of our equity or debt, if and when we determine such offerings are required. On April 14, 2014, we raised approximately $8.12 million after deducting fees to the placement agent of $716,000 and other estimated offering expenses of $115,000 by entering into a Securities Purchase Agreement with certain purchasers in a registered direct offering.

We had net working capital of $36,406,647 at March 31, 2015, an increase of $1,881,684 from net working capital of $34,524,963 at December 31, 2014. The ratio of current assets to current liabilities was 2.84-to-1 at March 31, 2015.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2015 and 2014:

	2015	2014
Cash (used in) provided by:
Operating activities	$(86,883)	$(286,133)
Investing activities	(627,548)	(154,729)
Financing activities	786,431	186,510

Net cash used in operating activities was $0.09 million in the three months ended March 31, 2015, a decrease of cash outflow of $0.20 million from $0.29 million of cash used in operating activities in the same period of 2014. The decrease in cash outflow was attributable primarily to increased net income of $1.62 million in the three months ended March 31, 2015, compared to $0.30 million net income in the same period of 2014. Also, our cash inflow for advance payments to suppliers was $2.23 million during the three months ended March 31, 2015, compared to $3.63 million outflow in the same period of 2014, despite an increase in cash outflow from inventories of $2.27 million and cash outflow from accounts payables of $1.67 million in the three months ended March 31, 2015.

Net cash used in investing activities was $0.63 million in the three months ended March 31, 2015, an increase of $0.47 million from $0.15 million in the same period of 2014. In the three months ended March 31, 2015, we paid government levies of $0.19 million  in relation to acquisition of land use rights, $0.32 million for the acquisition of property and equipment, and $0.11 million for construction in progress for our website and mobile application designs. In the same period of 2014, we paid $0.15 million for acquisition of property and equipment.

Net cash provided by financing activities was $0.79 million in the three months ended March 31, 2015, an increase of $0.60 million from cash inflow of $0.19 million in the same period of 2014. In the three months ended March 31, 2015, we repaid $8.52 million for bank loans, but borrowed $9.31 million from bank loans. In the same period of 2014, we received $6.50 million proceeds from bank loans, but repaid $6.75 million in bank loans, and received $0.43 million from warrants exercised.

As of March 31, 2015, we had gross accounts receivable of $42,934,745, of which $25,670,495 was with aging within 90 days, $13,760,794 was with aging within 180 days and $3,503,456 was with aging over 180 days but within 240 days; we had an allowance for bad debt of $392,996 for accounts receivable. As of May 1, 2015, $36,398,564 of accounts receivable outstanding at December 31, 2014 had been collected, and $6,536,181 of accounts receivable outstanding at March 31, 2015 had been collected.

As of March 31, 2015, the annualized accounts receivable turnover rate was 2.06 compared with 2.69 as of March 31, 2014. The decrease of accounts receivable turnover rate was due to promoting new product lines by extending sales terms on accounts receivable during the three months ended March 31, 2015.  Accordingly, the days sales outstanding (annualized) was 177.08 days at March 31, 2015, compared with 135.72 days at March 31, 2014.

The annualized inventory turnover rate was 15.15 at March 31, 2015, compared with 18.29 at March 31, 2014. The decrease of inventory turnover rate was due to stocking of more fast-selling products in order to avoid shipment delays.

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

Private Placement

On April 14, 2014, we entered into a Securities Purchase Agreement with certain purchasers pursuant to which the Company sold to the Buyers, in a registered direct offering, an aggregate of 1,320,059 shares of common stock, par value $0.001 per share, at a negotiated purchase price of $6.78 per share, for aggregate gross proceeds to us of $8.95 million.

As part of the transaction, the Buyers also received (i) Series A warrants to purchase up to 660,030 shares of Common Stock in the aggregate at an exercise price of $8.48 per share (the “Series A Warrants”); (ii) Series B warrants to purchase up to 633,628 shares of Common Stock in the aggregate at an exercise price of $6.82 per share (the “Series B Warrants”); and (iii) Series C warrants to purchase up to 310,478 shares of Common Stock in the aggregate at an exercise price of $8.53 per share (the “Series C Warrants” and together with the Series A Warrants and the Series B Warrants, the “Warrants”). The Series A Warrants have a term of four years and are exercisable by the holders at any time after the date of issuance. The Series B Warrants have a term of six months and are exercisable by the holders at any time after the date of issuance. The Series C Warrants have a term of four years and are exercisable by the holders at any time after the date of issuance. After the six month anniversary of the issuance date of the Series C Warrants, to the extent that a holder of a Series C Warrant exercises less than 70% of such holder’s Series B Warrants and the closing sale price of the Common Stock is equal to or greater than $9.81 for a period of ten consecutive trading days, then we may purchase the entire then-remaining portion of such holder’s Series C Warrants for $1,000.  The shares and warrants were registered on a takedown of our shelf registration statement described below. The series B Warrants expired on October 14, 2014, and none of the Series B warrants were excised prior to such expiration.

Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.5% and maturity on June 1, 2015. The line of credit is secured by all of the assets of Diamond Bar Outdoors, Inc., a subsidiary of Nova Lifestyle and is guaranteed by Nova Lifestyle. As of March 31, 2015 and December 31, 2014, Diamond Bar had $4,898,826 and $4,682,614 outstanding on the line of credit, respectively.  During the three months ended March 31, 2015 and 2014, we recorded interest expense of $46,664 and $43,732, respectively. As of March 31, 2015, we had $101,174 available for borrowing without violating any covenants.

In June 2013, the loan was modified for the following covenants: (i) maintain a minimum tangible net worth of not less than $5 million; (ii) maintain a current ratio in excess of 1.25 to 1.00; and (iii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iv) the pre-tax income must be not less than 1.000% of total revenue quarterly. As of March 31, 2015, Diamond Bar was in compliance with all the covenants.  In addition, the loan agreement provided a cross default provision whereby an event of default on this loan will cause the Nova Macao loan, which is described below, to also be in default, as both loans are from the same lender.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,280,356 (RMB 20 million) with maturity on April 24, 2015.  On November 20, 2014, we paid off the line of credit and entered into a new agreement with a reduced line of credit of up to $1,634,254 (RMB 10 million) with a maturity on May 19, 2015.  As of March 31, 2015 and December 31, 2014, Nova Dongguan had $1,628,081 (RMB 10 million) and $1,062,265 (RMB 6.50 million) outstanding with maturity on May 19, 2015, respectively.  The loan currently bears monthly interest of 0.56% and requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was secured by the building of Nova Dongguan and is guaranteed by Nova Dongguan and our CEO. During the three months ended March 31, 2015 and 2014, we recorded interest expense of $27,370 and $13,485, respectively, related to the applicable line of credit agreements.  As of March 31, 2015, we had no additional funds available for borrowing without violating any covenants.

On January 22, 2015, Nova Macao renewed the line of credit, with an annual interest rate of 4.25% and of up to $6,500,000, with a commercial bank in Hong Kong to extend the maturity date until January 29, 2016.  The loan requires monthly payment of the interest and the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance. As of March 31, 2015 and December 31, 2014, Nova Macao had $1,848,000 outstanding on the line of credit. During the three months ended March 31, 2015 and 2014, we recorded interest of $19,635 and $21,380, respectively, related to this agreement. As of March 31, 2015, we had $4,652,000 available for borrowing without violating any covenants.

The loan has the following covenants: (i) total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $6,500,000, (b) insurance claim limits and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible account receivables are insured buyers by Sinosure assigned to the bank and within established insurance limit; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount should be settled within 7 days by Nova Furniture. As of March 31, 2015, Nova Macao was in compliance with all the covenants.

Shelf Registration

On February 20, 2014, we filed a shelf registration statement on Form S-3 under which we may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000.  The shelf registration statement was declared effective as of March 7, 2014 and expires on March 6, 2017.  As noted above, the shares and warrants issued by us on April 14, 2014, were registered on a takedown under the shelf registration.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective as of such date as identified in our internal control over financial reporting below.

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

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2015, based upon the updated framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 and updated in May 2013.  Based on this assessment, our management concluded that, as of March 31, 2015, there is a material weakness in our internal control over financial reporting.  Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

We believe the measures described above will remediate the material weakness from the prior quarter identified above. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures are necessary to address control any future deficiencies.

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NOVA LIFESTYLE, INC.
(Registrant)
Date: May 13, 2015	By:	/s/ Ya Ming Wong
Ya Ming Wong Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2015		/s/ Yuen Ching Ho
Yuen Ching Ho Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith
‡ Furnished herewith