Form 10-Q
period 2015-06-30
Nova Lifestyle, Inc.
filed 2015-08-12
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 011-36259

NOVA LIFESTYLE, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6565 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,017,184 shares of common stock outstanding as of August 10, 2015.

Nova Lifestyle, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$1,349,749	$1,244,308
Accounts receivable, net	46,191,843	42,971,510
Advance to suppliers	6,316,305	8,104,312
Inventories	7,334,596	3,612,868
Prepaid expenses and other receivables	1,387,879	641,208
Deferred tax asset	118,915	118,866

Total Current Assets	62,699,287	56,693,072

Noncurrent Assets
Heritage and cultural assets	132,630	132,513
Plant, property and equipment, net	14,120,732	14,377,909
Construction in progress	2,678,042	1,378,860
Lease deposit	97,403	96,096
Deposits for equipment and factory construction	414,777	1,264,551
Goodwill	218,606	218,606
Intangible assets, net	6,446,830	6,493,726

Total Noncurrent Assets	24,109,020	23,962,261

Total Assets	$86,808,307	$80,655,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

	June 30,	December 31,
	2015	2014
	(Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$8,369,746	$10,454,485
Line of credit	9,241,157	7,592,879
Advance from customers	138,755	123,673
Accrued liabilities and other payables	2,333,552	2,470,284
Warrant derivative liability	1,764	1,465,019
Taxes payable	12,538	61,769

Total Current Liabilities	20,097,512	22,168,109

Noncurrent Liabilities
Deferred rent payable	85,572	85,077
Deferred tax liability	12,161	12,199
Income tax payable	6,859,050	6,607,739

Total Noncurrent Liabilities	6,956,783	6,705,015

Total Liabilities	27,054,295	28,873,124

Contingencies and Commitments

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 24,136,540 and 20,897,316 shares issued and outstanding as of June 30, 2015 and December 31, 2014	24,137	20,897
Additional paid-in capital	31,221,152	24,751,476
Statutory reserves	6,241	6,241
Accumulated other comprehensive income	2,588,720	2,575,167
Retained earnings	25,913,762	24,428,428

Total Stockholders' Equity	59,754,012	51,782,209

Total Liabilities and Stockholders' Equity	$86,808,307	$80,655,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Sales	$51,210,707	$43,816,110	$29,178,229	$25,933,218

Cost of Sales	41,952,403	35,591,560	23,991,956	20,961,543

Gross Profit	9,258,304	8,224,550	5,186,273	4,971,675

Operating Expenses
Selling expenses	2,320,636	1,623,671	1,054,780	888,326
General and administrative expenses	4,281,517	3,670,726	2,370,629	1,708,097
Goodwill impairment	--	808,518	--	808,518
Loss on disposal of fixed assets	--	22,526	--	22,526

Total Operating Expenses	6,602,153	6,125,441	3,425,409	3,427,467

Income From Operations	2,656,151	2,099,109	1,760,864	1,544,208

Other Income (Expenses)
Non-operating income (expenses), net	25,155	167,001	(4,421)	147,343
Foreign exchange transaction gain	34,065	62,224	4,383	70,867
Gain (loss) on change in fair value and extinguishment of warrant liability	(749,452)	2,210,913	(1,722,097)	2,210,913
Interest expense	(190,520)	(139,465)	(99,610)	(76,014)
Financial expense	(30,537)	(69,089)	(15,329)	(42,861)

Total Other Income (Expenses), Net	(911,289)	2,231,584	(1,837,074)	2,310,248

Income (Loss) Before Income Tax	1,744,862	4,330,693	(76,210)	3,854,456

Income Tax Expense, Net	259,528	674,486	63,319	501,801

Net Income (Loss)	1,485,334	3,656,207	(139,529)	3,352,655

Other Comprehensive Income (Expense)
Foreign currency translation	13,553	(128,377)	82,211	3,122

Comprehensive Income (Loss)	$1,498,887	$3,527,830	$(57,318)	$3,355,777

Basic weighted average shares outstanding	21,456,546	19,879,336	21,995,008	20,404,360
Diluted weighted average shares outstanding	21,456,546	20,036,396	21,995,008	20,508,436

Basic net earnings (loss) per share	$0.07	$0.18	$(0.01)	$0.16
Diluted net earnings (loss) per share	$0.07	$0.18	$(0.01)	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net Income	$1,485,334	$3,656,207
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	933,786	829,356
Stock compensation expense	800,540	264,275
Warrants expense	--	76,629
Change in fair value of warrant liability	749,452	(2,210,913)
Changes in bad debt allowance	37,698	36,551
Goodwill impairment	--	808,518
Loss on disposal of fixed assets	--	22,526
Changes in operating assets and liabilities:
Accounts receivable	(3,252,276)	(5,223,478)
Advance to suppliers	1,789,622	(4,728,626)
Inventories	(3,718,252)	(1,389,265)
Other current assets	(933,145)	(173,852)
Accounts payable	(2,089,218)	1,084,988
Advance from customers	14,954	115,672
Accrued liabilities and other payables	(138,425)	107,909
Deferred rent payable	419	1,282
Taxes payable	197,499	655,955

Net Cash Used in Operating Activities	(4,122,012)	(6,066,266)

Cash Flows From Investing Activities
Deposits on plant construction and website design	--	(1,387,704)
Payment for land compensation fee and occupancy tax	(193,501)	--
Purchase of property and equipment	(423,020)	(1,243,033)
Deposits for equipment	(46,144)	--
Cash received from disposition of fixed assets	--	11,998
Construction in progress	(400,639)	(1,676)

Net Cash Used in Investing Activities	(1,063,304)	(2,620,415)

Cash Flows From Financing Activities
Proceeds from line of credit and bank loan	20,023,719	15,117,000
Repayment to line of credit and bank loan	(18,377,798)	(15,584,322)
Proceeds from subscription receivable	--	750,000
Cash received from warrants exercised	--	448,841
Proceeds from equity financing, net of expenses of $355,000 (2014: $831,000)	3,645,002	8,139,000

Net Cash Provided by Financing Activities	$5,290,923	$8,870,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	$(166)	$19,752

Net increase in cash and cash equivalents	105,441	203,590

Cash and cash equivalents, beginning of period	1,244,308	2,323,338

Cash and cash equivalents, ending of period	$1,349,749	$2,526,928

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for:
Income tax payments	$62,000	$21,580
Interest expense	$146,783	$147,780

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Deposit on plant construction and website design transfer to construction in progress	$862,726	$--
Construction in progress transfer to fixed assets	$--	$1,021,111
Issuance of common stock in exchange of surrender and termination of warrants	$2,212,707	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED)

Note 1 - Organization and Description of Business

Nova LifeStyle, Inc. (“Nova LifeStyle” or the “Company”), formerly known as Stevens Resources, Inc., was incorporated in the State of Nevada on September 9, 2009.

The Company is a U.S. holding company with no material assets other than the ownership interests of our subsidiaries through which we market, design, manufacture and sell furniture worldwide: Nova Furniture Limited (“Nova Furniture”), Bright Swallow International Group Limited (“Bright Swallow” or “BSI”), Nova Furniture (Dongguan) Co., Ltd. (“Nova Dongguan”), Nova Furniture Macao Commercial Offshore Limited (“Nova Macao”), Nova Dongguan Chinese Style Furniture Museum (“Nova Museum”), Diamond Bar Outdoors, Inc. (“Diamond Bar”), and Dongguan Ding Nuo Household Products Co., Ltd. (“Ding Nuo”).

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

The interim condensed consolidated financial information as of June 30, 2015 and for the six and three month periods ended June 30, 2015 and 2014 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC on March 26, 2015.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of June 30, 2015, its interim condensed consolidated results of operations and cash flows for the six and three month periods ended June 30, 2015 and 2014, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first step of the two-step goodwill impairment test is required to be performed. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the first step of the two-step goodwill impairment test for Diamond Bar reporting unit.  Accordingly, as of June 30, 2015 and December 31, 2014, the Company concluded there was no impairment of goodwill of Diamond Bar.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company recorded $436,740 and $398,991 as allowance for bad debts as of June 30, 2015 and December 31, 2014, respectively.

Inventories

Inventories are stated at the lower of cost or market value with cost determined on a weighted-average basis. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company did not record any write-downs of inventory at June 30, 2015 and December 31, 2014.

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

Based on its review, the Company believes that, as of June 30, 2015 and December 31, 2014, there was no significant impairment of its long-lived assets.  The Company recognized a loss of $22,526 from disposal of damaged equipment, furniture and fixtures, during the six and three months ended June 30, 2014. No long-lived assets were disposed of in the six and three months ended June 30, 2015.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products in development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense was $475,773 and $564,874 for the six months ended June 30, 2015 and 2014, respectively; $302,914 and $326,529 for the three months ended June 30, 2015 and 2014, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision.  The actual effective tax rate of 14.87% for the six month period ended June 30, 2015 differs from the U.S. federal statutory tax rate primarily as a result of a tax benefit from the tax-exemption status of Nova Macau and non-taxable warrant income from Nova Lifestyle offset by tax liability reserves from uncertain tax positions.

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

During the six months ended June 30, 2015 and 2014, the Company recorded income tax expense of approximately $260,000 and $674,000, respectively. During the three months ended June 30, 2015 and 2014, the Company recorded income tax expense of approximately $64,000 and $501,000, respectively.

As of June 30, 2015, unrecognized tax benefits were approximately $5.2 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $5.2 million as of June 30, 2015. As of June 30, 2014, unrecognized tax benefits were approximately $5.2 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $5.2 million as of June 30, 2014.

A reconciliation of the January 1, 2015, through June 30, 2015, amount of unrecognized tax benefits excluding interest and penalties ("Gross UTB") is as follows:

Gross UTB

Beginning Balance – January 1, 2015	5,132,440
Increase in unrecorded tax benefits taken in the six months ending June 30, 2015	21,890
Exchange rate adjustment – 2015	4,534
Ending Balance – June 30, 2015	$5,158,864

At June 30, 2015, the Company had cumulatively accrued approximately $1,682,000 for estimated interest and penalties related to unrecognized tax benefits. At December 31, 2014, the Company had cumulatively accrued approximately $1,457,000 for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense, which totaled approximately $225,000 and $214,000 for the six months ended June 30, 2015 and 2014, respectively; and totaled approximately $113,000 and $108,000 for the three months ended June 30, 2015 and 2014, respectively. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

For the six months ended June 30, 2015, the Company did not record unrecognized tax benefits related to transfer pricing adjustments between Dongguan and Macau since the intercompany sales between the two entities appears to comply with reasonable arm’s length principles. For the three and six months ended June 30, 2014, the Company recorded tax credit of $45,000 and tax expense of $136,000, respectively, unrecognized tax benefit related to transfer pricing adjustment between Dongguan and Macau.

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

The Company’s sales policy allows for the return of product within the warranty period if the product is defective and the defects are the Company’s fault.  As alternatives for the product return option, the customers have options of asking a discount from the Company for the products with quality issues or receiving replacement parts from the Company at no cost. The amount for return of products, the discount provided to the customers and cost for the replacement parts were immaterial for the six and three months ended June 30, 2015 and 2014.

Franchise Arrangements

In 2010, the Company began entering into area product franchise agreements with franchisees who operate specialty furniture stores carrying only Nova-branded products. The product franchise agreement provides for the franchisee to retail Nova-brand furniture products for a period of one year from the date of the agreement. The franchisee is required to pay a deposit of RMB 30,000 at the signing of the agreement, which is used as payment for future purchases and is deferred on the Company’s balance sheet as a customer deposit. The franchisee is required to guarantee a minimum purchase amount from the Company during the contract period. The Company has the right to terminate the agreement should the franchisee fail to meet the minimum purchase amounts. The Company provides the franchisee with store images and designs, signage, floor plan product information and training. In addition, the Company will rebate a per square meter subsidy to the franchisee for the store build-out within six months from the agreement date. The franchisee earns 30% of the rebate on its initial purchase from the Company and then at a rate of 5% of each subsequent purchase until fully refunded of its deposit or six months from the agreement date, whichever is earlier. At June 30, 2015 and December 31, 2014, the Company had franchising subsidy payable of $117,808 and $117,704, respectively, and these amounts were included in other payables. In accordance with ASC 605-50, as the Company does not receive an identifiable benefit from these rebates, the rebates are recorded as a reduction of revenue on sales to the franchisees.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead that are directly attributable to the production of the products. Write-down of inventory to the lower of cost or market is also recorded in the cost of sales.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the six months ended June 30, 2015 and 2014, shipping and handling costs were $300,905 and $301,740, respectively; during the three months ended June 30, 2015 and 2014, shipping and handling costs were $173,724 and $184,268, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $740,635 and $122,948 for the six months ended June 30, 2015 and 2014, respectively; and $208,330 and $18,025 for the three months ended June 30, 2015 and 2014, respectively. They were included in the selling expense in the consolidated statement of income and comprehensive income.

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

The following table presents a reconciliation of basic and diluted earnings per share for the six and three months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014

Net income (loss)	$1,485,334	$3,656,207	$(139,529)	$3,352,655

Weighted average shares outstanding – basic	21,456,546	19,879,336	21,995,008	20,404,360
Effect of dilutive securities:
Unexercised warrants	-	157,060	-	104,076
Weighted average shares outstanding – diluted	21,456,546	20,036,396	21,995,008	20,508,436

Earnings (loss) per share – basic	$0.07	$0.18	$(0.01)	$0.16
Earnings (loss) per share – diluted	$0.07	$0.18	$(0.01)	$0.16

At June 30, 2015 and December 31, 2014, warrants to purchase 2,059,243 and 1,241,462 shares of common stock were outstanding and exercisable, respectively.  For the three and six months ended June 30, 2015 and 2014, 2,059,243 and 1,696,540 shares purchasable under the warrants were excluded from EPS as their effects were anti-dilutive.

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

No customer accounted for over 10% of the Company’s sales for the six months ended June 30, 2015, and one customer accounted for 10% of the Company’s sales for the six months ended June 30, 2014.  No customer accounted for over 10% of the Company’s sales for the three months ended June 30, 2015, and one major customer accounted for 11% of the Company’s sales for the three months ended June 30, 2014.

The Company purchased its products from three major vendors during the six months ended June 30, 2015, and from four major vendors during the six months ended June 30, 2014, accounting for a total of 54% (27%, 16% and 11% for each) and 64% (22%, 16%, 15% and 11% for each) of the Company’s purchases, respectively. Four vendors accounted for 60% of the purchases during the three months ended June 30, 2015 (21%, 15%, 12% and 12%, respectively) and four major vendors accounted for 68% of the purchases during the three months ended June 30, 2014 (25%, 16%, 15% and 12%, respectively). Accounts payable to these vendors were $2,801,067 and $3,507,874 as of June 30, 2015 and December 31, 2014, respectively.

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

The carrying value of the warrant liability is determined using the Binomial Lattice option pricing model as described in Note 15. Certain assumptions used in the calculation of the warrant liability represent Level-3 unobservable inputs. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of June 30, 2015.

The following table summarizes the activity of Level 3 inputs measured on a recurring basis:

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)

For The Six Months Ended
June 30, 2015

Issuance of Series A, B and C Warrants and Placement Agent Warrants on April 14 and April 17, 2014, respectively.	$5,659,866
Adjustment resulting from change in value recognized in earnings (a)	(4,194,847)
Balance at December 31, 2014	1,465,019
Adjustment resulting from change in value recognized in earnings (a)	(972,645)
Balance at March 31, 2015	492,374
Adjustment resulting from change in fair value (a) and extinguishment of warrants recognized in earnings	1,722,097
1,053,670 common shares issued in exchange of surrender of 1,053,670 warrants	(2,212,707)
Balance at June 30, 2015	$1,764

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

The RMB to USD exchange rates in effect as of June 30, 2015 and December 31, 2014, were RMB6.1136 = USD$1.00 and RMB6.1190 = USD$1.00, respectively. The weighted-average RMB to USD exchange rates in effect for the six months ended June 30, 2015 and 2014, were RMB6.1288 = USD$1.00 and RMB6.1180 = USD$1.00, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of the People’s Republic of China.

Comprehensive Income

The Company follows FASB ASC 220 “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the consolidated statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six and three months ended June 30, 2015 and 2014 included net income and foreign currency translation adjustments.

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

 Note 3 - Inventories

As of June 30, 2015 and December 31, 2014, inventories consisted of the following:

	June 30,	December 31,
	2015	2014

Raw material	$266,480	$205,813
Work in progress	1,258,683	1,153,605
Finished goods	5,809,433	2,253,450
	$7,334,596	$3,612,868

Note 4 - Advance to Suppliers

As of June 30, 2015 and December 31, 2014, the Company had an advance to suppliers of $6,316,305 and $8,104,312, respectively. During the year ended December 31, 2014, the Company made certain advance payments to one of its suppliers totaling $5,000,000 to secure a favorable pricing structure on purchase orders submitted. As a result of production delays, on July 1, 2014, the Company entered into an agreement with this supplier to charge interest on these advances at an annual rate of 4.75% with maturity on March 31, 2015. Interest is to be paid monthly. Shipments received from the supplier will be credited against the advance payments.  The supplier has the option to repay the short-term advances for any product that it will not be able to deliver at any time. Initial shipments against these purchase orders were received by the Company in July 2014. As of December 31, 2014, the outstanding balance of advance payments to this supplier was $636,791. The advance was paid in full on January 21, 2015. During the six months ended June 30, 2015 (prior to the date of payment in full) and 2014, the supplier paid interest of $3,870 and nil to the Company, respectively.

Note 5 - Heritage and Cultural Assets

As of June 30, 2015 and December 31, 2014, Nova Museum had heritage and cultural assets of $132,630 and $132,513, consisting principally of collectibles and antiques for exhibition. Depreciation is not required to be provided on heritage assets that have indefinite lives and no reduction in their value with the passage of time; however, the carrying amount of the heritage and cultural assets will be reviewed when there is evidence of impairment in accordance with ASC 360-10.

Note 6 - Plant, Property and Equipment, Net

As of June 30, 2015 and December 31, 2014, plant, property and equipment consisted of the following:

	June 30, 2015	December 31, 2014

Building and workshops	$10,915,354	$10,905,721
Office equipment	692,820	690,913
Autos	1,061,207	1,060,270
Machinery	6,562,547	6,287,877
Decoration and renovation	1,148,482	994,272
Less: accumulated depreciation	(6,259,678)	(5,561,144)
	$14,120,732	$14,377,909

Depreciation expense was $692,069 and $589,553 for the six months ended June 30, 2015 and 2014, respectively; and $346,228 and $295,302 for the three months ended June 30, 2015 and 2014, respectively.

Note 7 - Construction in Progress

At June 30, 2015 and December 31, 2014, the construction in progress mainly consisted of the Company’s new factory construction at Dongguan for $1,953,592 and $767,160, respectively, and eCommerce platform and mobile apps, and Nova sales kit apps design for $724,450 and $611,700, respectively. The total cost for factory construction was $2.55 million (RMB 15,619,776).  The construction of the factory is currently 70% complete, although there is no estimated completion date for the remaining portion of the construction at this time.  The total cost of eCommerce platform, mobile apps, and Nova sales kit apps design is approximately $1.20 million. As of June 30, 2015, the Company put the Nova sales-kit apps design into official operation, eCommerce and mobile apps have finished programing and the Company is currently in the process of obtaining an ICP (Internet Content Provider) license from the Chinese government and setting up the payment system. ICP is a permit issued by the Chinese Ministry of Industry and Information Technology to permit Chinese-based websites to operate in China. The Company expects to launch the service of eCommerce and mobile apps in the third quarter of 2015. At June 30, 2015, the Company is committed to pay $0.36 million for the new factory construction and $0.48 million for completion of eCommerce and mobile apps.

Note 8 - Deposits for Equipment and Factory Construction

At June 30, 2015 and December 31, 2014, the deposits mainly consisted of $414,777 and $1,264,551 for the deposit payment for construction for a new plant at Nova Dongguan, respectively.

Note 9 - Intangible Assets

Intangible assets consisted of land use right, trademark and customer relationship. All land in the PRC is government-owned and the ownership cannot be sold to any individual or company. However, the government grants the user a right to use the land (“land use right”). The Company acquired the right to use land in Dongguan, Guangdong Province, China, in 2004 for $589,733 (RMB 3.6 million) for 50 years and is amortizing such rights on a straight-line basis for 50 years.

At February 28, 2012, the Company acquired another land use right for $556,137 (RMB 3.4 million) with useful life of 50 years and is amortizing such right on a straight-line basis for 50 years.

At January 31, 2015, the Company paid $193,982 (RMB 1.19 million) in levies to the Chinese government in relation to the land use right which was acquired on February 28, 2012.

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

Intangible assets consisted of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014

Land use right	$1,339,852	$1,144,859
Customer relationship	6,150,559	6,150,559
Trademark	200,000	200,000
Less: accumulated amortization	(1,243,581)	(1,001,692)
	$6,446,830	$6,493,726

Amortization of intangible assets was $241,717 and $239,803 for the six months ended June 30, 2015 and 2014, respectively, and $120,868 and $119,901 for the three months ended June 30, 2015 and 2014, respectively. Annual amortization expense is expected to be approximately $445,101 over each of the next five years.

Note 10 - Prepaid Expenses and Other Receivables

Other current assets consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Prepaid expenses	$1,334,994	$554,972
Other receivables	52,885	86,236
Total	$1,387,879	$641,208

Other receivables mainly represented deposit paid to PayPal and amounts due from employees. At June 30, 2015, prepaid expenses included prepayments for marketing expense of approximately $988,600, consulting fee of approximately $103,100, insurance of approximately $241,400, and other prepaid expenses of approximately $1,900. At December 31, 2014, prepaid expenses included prepayments for eCommerce website server hosting fee of approximately $112,700, IR expense of approximately $231,000, consulting fee of approximately $57,400, insurance of approximately $144,200, and other prepaid expenses of approximately $9,600.

Note 11 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014

Other payables	$165,765	$196,233
Salary payable	983,149	574,002
Financed insurance premiums	167,400	67,948
Accrued consulting fees	132,178	140,590
Franchising subsidy	117,808	117,704
Accrued rents	199,597	155,945
Accrued commission	403,440	426,252
Accrued marketing expense	-	419,800
Accrued expenses, others	164,215	371,810

Total	$2,333,552	$2,470,284

At June 30, 2015 and 2014, other accrued expenses mainly included designer fees, legal fees and utilities.  Other payables represented payables to landlord, contractors and vendors other than for purchase of materials. The franchising subsidy represented the accrued amount the Company will pay to its franchisees as a rebate to support their franchise store decoration expense.

Note 12 - Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.25% and maturity on June 1, 2015. On June 8, 2015, Diamond Bar extended and modified the terms of the loan agreement to extend the line of credit up to a maximum of $6,000,000 until July 31, 2015 and $5,000,000 thereafter with annual interest of 4.25% and maturity on September 1, 2015. The Company has made no commitment to renew. The line of credit is secured by all of the assets of Diamond Bar and guaranteed by Nova Lifestyle. As of June 30, 2015 and December 31, 2014, Diamond Bar had $5,757,460 and $4,682,614 outstanding on the line of credit, respectively.  During the six months ended June 30, 2015 and 2014, the Company recorded interest expense of $99,913 and $78,933, respectively; and $51,950 and $35,201 for the three months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the Company had $242,540 available for borrowing without violating any covenants.

The Diamond Bar loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $5 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; and (iii) the pre-tax income must be not less than 1.000% of total revenue quarterly. As of June 30, 2015, Diamond Bar was in compliance with the stated covenants.  In addition, the loan agreement provided a cross default provision whereby an event of default on this loan will cause the Nova Macao loan, which is described below, to also be in default, as both loans are from the same lender.On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,271,395 (RMB 20 million) with maturity on April 24, 2015.  On November 20, 2014, the Company paid off the line of credit and entered into a new agreement with a reduced line of credit of up to $1,635,697 (RMB 10 million) with a maturity on May 19, 2015.  On May 5, 2015, Nova Dongguan extended the line of credit for $572,494 (RMB 3.5 million) and $1,063,203 (RMB 6.5 million) with a maturity on September 6, 2015 and October 18, 2015, respectively. As of June 30, 2015 and December 31, 2014, Nova Dongguan had $1,635,697 (RMB 10 million) and $1,062,265 (RMB 6.50 million) outstanding, respectively. The loan currently bears monthly interest of 0.535% and requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was secured by the land use rights and buildings of Nova Dongguan and is guaranteed by Nova Dongguan and the Company’s CEO. During the six months ended June 30, 2015 and 2014, the Company recorded interest expense of $54,865 and $27,119, respectively; $27,495 and $13,634 for the three months ended June 30, 2015 and 2014, respectively, related to the applicable line of credit agreements. As of June 30, 2015, the Company had no funds available for borrowing without violating any covenants.

On January 22, 2015, Nova Macao renewed the line of credit, with an annual interest rate of 4.25% and of up to $6,500,000, with a commercial bank in Hong Kong to extend the maturity date to January 29, 2016. The loan requires monthly payment on the interest and the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance and is guaranteed by Nova Lifestyle and Diamond Bar. As of June 30, 2015 and December 31, 2014, Nova Macao had $1,848,000 outstanding on the line of credit. During the six months ended June 30, 2015 and 2014, the Company paid interest of $39,705 and $41,233, respectively; $20,070 and $19,853 for the three months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the Company had $4,652,000 available for borrowing without violating any covenants.

The Nova Macao loan has the following covenants: (i) total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $6,500,000, (b) insurance claim limits and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible account receivables are insured buyers by Sinosure assigned to the bank and within established insurance limit; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount should be settled within 7 days by Nova Macao. As of June 30, 2015, Nova Macao was in compliance with the stated covenants.

Note 13 - Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president. The lease is to be renewed in the beginning of each year. On March 16, 2015, the Company renewed the lease for an additional one year term. The lease was for $31,650 and only for use during two furniture exhibitions to be held between April 1, 2015 and March 31, 2016. During the six months ended June 30, 2015 and 2014, the Company paid rentals of $16,458 and $15,825, respectively. During the three months ended June 30, 2015 and 2014, the Company paid rentals of $16,458 and $0, respectively.

Note 14 - Deferred Rent Payable

Deferred rent payable represented supplemental payments the Company must pay to the residents who originally lived on the land in Dongguan, Guangdong Province, China, to which the Company acquired land use rights for commercial use.

The Company is required to pay an annual management fee at RMB 1,500 ($245) per mu for a total 17.97 mu, or 11,977.42 square meters, from the second year after commencement of the land filling (i.e. from year 2013) for 60 years for a total of approximately $343,496 (RMB 2.1 million). The payment will be made annually with a 5% increase every 5 years. The Company records such fees as expenses on a straight-line basis.

The Company was required to pay an annual amount at RMB 800 ($131) per mu for a total of 60 mu (or 40,000 square meters) starting from 2003 for 60 years for a total of approximately $834,206 (RMB 5.1 million). The payment increases 10% every 5 years. The Company records such expense on a straight-line basis.

During the six months ended June 30, 2015 and 2014, the Company recorded expense of $9,895 and $6,991, respectively. During the three months ended June 30, 2015 and 2014, the Company recorded expense of $4,955 and $2,035, respectively. As of June 30, 2015 and December 31, 2014, the Company had $85,572 and $85,077 of deferred rent payable, respectively.

Note 15 - Stockholders’ Equity

Warrants

Following is a summary of the warrant activity for the six months ended June 30, 2015:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2015	1,241,462	$7.90	2.88
Granted	2,000,001	2.71	5.00
Exercised / surrendered	(1,053,670)	2.10	-
Expired	(128,550)	4.50	-
Outstanding at June 30, 2015	2,059,243	2.77	4.81

Exercisable at June 30, 2015	59,242	4.70	1.28

Shares issued to IR Firm

On August 3, 2012, the Company entered into a contract with an investor relations firm. The Company agreed to issue 100,000 shares of common stock to the firm for 24 months of investor relation services. On August 15, 2012, the Company issued the first 50,000 of such 100,000 shares to the investor relations firm, at $2.75 per share, which was the stock price on the date of contract. The Company issued the remaining 50,000 common stock shares on April 30, 2013.  During the six months ended June 30, 2015 and 2014, the Company amortized $0 and $68,750 as IR expense, respectively. During the three months ended June 30, 2015 and 2014, the Company amortized $0 and $34,375 as IR expense, respectively.

On July 1, 2014, the Company entered into a contract with an investor relations firm. The Company agreed to issue 100,000 shares of common stock to the firm for 12 months of investor relation services.  The fair value of the 100,000 shares of common stock was $462,000 and was recorded as shares to be issued at September 30, 2014; the fair value was calculated based on the stock price of $4.62 per share on July 1, 2014, and will be amortized over the service term. During the six months ended June 30, 2015 and 2014, the Company amortized $231,000 and $0 as IR expenses, respectively. During the three months ended June 30, 2015 and 2014, the Company amortized $115,500 and $0 as IR expenses, respectively.

Shares and Warrants issued to Consultants

On July 1, 2013, the Company entered into a consulting agreement with a consulting firm in China for providing management M&A, business strategy and financing consultation services effective July 15, 2013. The Company agreed to issue 50,000 shares of common stock to the firm for 12 months of consulting services starting on July 15, 2013. The Company also agreed to issue three-year warrants for the firm to purchase 50,000 shares of the Company’s common stock with an exercise price of $4 per share. Both the common stock and warrants shall be issued to Consultant or its designees within 7 business days upon execution of the Agreement. The fair value of the 50,000 shares of common stock was $200,000 at July 1, 2013, and will be amortized over the service term.  During the six months ended June 30, 2015 and 2014, the Company amortized $0 and $100,000 as consulting expenses, respectively. During the three months ended June 30, 2015 and 2014, the Company amortized $0 and $50,000 as consulting expenses, respectively.

The warrants issued to the consulting firm are exercisable for a fixed number of shares, and classified as equity instruments. The Company accounted for the warrants issued based on the fair value method under ASC Topic 505, and the fair value of the warrants was calculated using the Black-Scholes model under the following assumptions: estimated life of 3 years, volatility of 353%, risk-free interest rate of 0.66% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. Because these equity-classified warrants are vested immediately and are non-forfeitable; based on ASC 505-50, performance commitment has been reached at the grant date, and accordingly, the measurement date is the grant date.  The fair value of the warrants issued to the consulting firm at grant date was $194,989, and will be amortized over the service term. During the six months ended June 30, 2015 and 2014, the Company recorded $0 and $76,629 each as warrants expense, respectively. During the three months ended June 30, 2015 and 2014, the Company recorded $0 and $38,314 each as warrants expense, respectively.

On August 15, 2014, the Company entered into a consulting agreement with a consulting firm for general business advisory, marketing and administration, and business strategy consulting services effective on September 1, 2014. The Company agreed to issue 10,000 shares of common stock to the firm for 12 months of consulting services starting on September 1, 2014. The fair value of the 10,000 shares of common stock was $42,000, which was calculated based on the stock price of $4.20 per share on September 1, 2014, and will be amortized over the service term.  During the six months ended June 30, 2015, the Company amortized $21,000 as consulting expenses. During the three months ended June 30, 2015, the Company amortized $10,500 as consulting expenses.

On December 1, 2014, the Company entered into a consulting agreement with a consulting firm for management consulting services effective on December 1, 2014. The Company agreed to issue 60,000 shares of common stock to the firm for three years of consulting services. The shares will be issued according to the vesting schedule in below: The initial 10,000 shares shall be issued within 30 days upon signing of the agreement. For the remaining 50,000 shares, the Company will issue to the consultant 10,000 shares of common stock on or before each of June 1, 2015, December 1, 2015, June 1, 2016, December 1, 2016 and June 1, 2017. The Company or the consultant may terminate the agreement at any time by a 90 day written notice to the other party. The fair value of the 60,000 shares was $224,400, which was calculated based on the stock price of $3.74 per share on December 1, 2014 and will be amortized over the service term. During the six months ended June 30, 2015, the Company amortized $37,400 as consulting expenses. During the three months ended June 30, 2015, the Company amortized $34,907 as consulting expenses.

On March 1, 2015, the Company entered into a marketing agreement with a consultant for marketing and product promotion services effective on March 1, 2015. The Company agreed to grant the consultant $100,000 worth of shares of the Company’s common stock for 12 months of consulting services starting on March 1, 2015. The shares vested immediately on March 1, 2015. The share price was calculated as the average closing price per share for ten trading days immediately prior to the execution of the agreement and will be amortized over the service term. On March 9, 2015, the Company issued 43,197 shares to the consultant. During the six months ended June 30, 2015, the Company amortized $33,333 as consulting expenses. During the three months ended June 30, 2015, the Company amortized $25,000 as consulting expenses.

Shares and Warrants issued through Private Placement

Private Placement on April 14, 2014

On April 14, 2014, the Company entered into a Securities Purchase Agreement with certain purchasers (the “Buyers”) pursuant to which the Company sold to the Buyers, in a registered direct offering, an aggregate of 1,320,059 shares of common stock, par value $0.001 per share, at a negotiated purchase price of $6.78 per share, for aggregate gross proceeds to the Company of $8.95 million, before deducting fees to the placement agent of $716,000 and other estimated offering expenses of $20,000 payable by the Company.

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

In connection with a Securities Purchase Agreement entered on May 28, 2015, the Company issued 660,030 shares of common stock to the holders of the Company’s 2014 Series A Warrants in exchange for the termination and surrender of such warrants, 310,478 shares of the Company’s common stock was issued to the holders of the Company’s 2014 Series C Warrants in exchange for the surrender and termination of such warrants, and 83,162 shares of the Company’s common stock was issued to the  Placement Agent of the Company’s 2014 Series PA Warrants in exchange for the surrender and termination of such warrants.

The Company estimated the fair value of its warrants as of June 30, 2015 and December 31, 2014 using the Binomial option pricing model using the following assumptions:

	Series A Warrants	Series C Warrants	Placement Agent Warrants	Total
At June 30, 2015:
Market price of common stock ($)			1.87
Number of shares of common stock underlying the warrants			9,242	9,242
Exercise price ($)			8.48
Remaining contractual life (years):			2.79
Dividend yield:			–
Expected volatility:			69%
Risk-free interest rate:			1.01%
Fair value ($)			1,764	1,764

At December 31, 2014:
Market price of common stock ($)	2.81	2.81	2.81
Number of shares of common stock underlying the warrants	660,030	310,478	92,404	1,062,912
Exercise price ($)	8.48	8.53	8.48
Remaining contractual life (years):	3.29	3.29	3.29
Dividend yield:	–	–	–
Expected volatility:	110%	110%	110%
Risk-free interest rate:	1.10%	1.10%	1.10%
Fair value ($)	912,138	427,875	125,006	1,465,019

Private Placement on May 28, 2015

On May 28, 2015, the Company entered into a Securities Purchase Agreement with certain purchasers (the “Purchasers”) pursuant to which the Company offered to the Purchasers, in a registered direct offering, an aggregate of 2,970,509 shares of common stock, par value $0.001 per share. 2,000,001 shares of the common stock was sold to the Purchasers at a negotiated purchase price of $2.00 per share, for aggregate gross proceeds to the Company of $4,000,002, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. In accordance with the terms of the Purchase Agreement entered on April 14, 2014, the outstanding 2014 Series A Warrants were exchanged for 660,030 Shares of our Common Stock, and the outstanding 2014 Series C Warrants were exchanged for 310,478 Shares of our Common Stock.

In a concurrent private placement, the Company also sold to the Purchasers a warrant to purchase one (1) share of the Company’s Common Stock for each share purchased for cash in the offering, pursuant to that certain Common Stock Purchase Warrant, by and between the Company and each Purchaser (the “2015 Warrants”). The 2015 Warrants will be exercisable beginning on the six month anniversary of the date of issuance (the "Initial Exercise Date") at an exercise price of $2.71 per share and will expire on the five year anniversary of the Initial Exercise Date. The purchase price of one share of the Company’s Common Stock under the 2015 Warrant is equal to the exercise price.

The warrants issued in the private placement described above are exercisable for a fixed number of shares, and are classified as equity instruments under ASC 815-40-25-10. The Company accounted for the warrants issued in the 2015 private placement based on the fair value method under ASC Topic 505, and the fair value of the warrants was calculated using the Black-Scholes model under the following assumptions: estimated life of 5 years, volatility of 107%, risk-free interest rate of 1.55% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The fair value of the warrants issued to investors at grant date was $3,147,530.

Shares issued to Independent Directors

In July 2014, the Company entered into restricted stock award agreements (under the 2014 Omnibus Long-Term Incentive Plan) with four independent directors of the Board. The Company agreed to grant 5,000 shares to one and 4,000 shares to each of three of its independent directors with a grant date on July 9, 2014, respectively. The restricted period lapses as to twenty-five percent (25%) of the restricted stock on each of the three-month, six-month, nine-month and twelve-month anniversaries of the grant date. The fair value of these shares was $81,090, which was calculated based on the stock price of $4.77 per share on July 9, 2014. During the six months ended June 30, 2015, the Company amortized $40,212 as directors’ stock compensation expenses. During the three months ended June 30, 2015, the Company amortized $ 20,217 as directors’ stock compensation expenses.

In March 2015, the Company entered into restricted stock award agreements (under the 2014 Omnibus Long-Term Incentive Plan) with three independent directors of the Board. The Company agreed to grant 12,195 shares to each of three of its independent directors with a grant date on March 24, 2015. The restricted period lapses as to twenty-five percent (25%) of the restricted stock on each of the three-month, six-month, nine-month and twelve-month anniversaries of the grant date. The fair value of these shares was $119,999, which was calculated based on the stock price of $3.28 per share on March 24, 2015. During the six and three months ended June 30, 2015, the Company amortized $32,548 as directors’ stock compensation expenses.

In May 2015, the Company entered into a restricted stock award agreement (under the 2014 Omnibus Long-Term Incentive Plan) with a new independent director. The Company agreed to grant 12,195 shares to the new independent director with a grant date on May 19, 2015. The restricted period lapses as to twenty-five percent (25%) of the restricted stock on each of the three-month, six-month, nine-month and twelve-month anniversaries of the grant date. The fair value of these shares was $38,292, which was calculated based on the stock price of $3.14 per share on May 19, 2015. During the six and three months ended June 30, 2015, the Company amortized $9,547 as director’s stock compensation expenses.

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

At June 30, 2015 and December 31, 2014, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital. Nova Dongguan did not make any transfer to surplus reserves due to its accumulated deficit.

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

Note 17 - Geographical Sales

Geographical distribution of sales consisted of the following for the six and three months ended June 30, 2015 and 2014:

	For six months ended June 30,		For three months ended June 30,
Geographical Areas	2015	2014	2015	2014

China*	$8,549,215	7,738,321	4,782,900	$4,662,703
North America	35,403,369	25,915,694	20,284,862	14,681,463
Asia**	1,377,811	3,231,560	709,600	2,698,768
Europe	5,555,165	6,216,758	3,134,022	3,305,037
Australia	227,569	162,232	200,811	162,232
Hong Kong	47,207	478,843	41,532	350,313
Other countries	50,371	72,702	24,502	72,702
	$51,210,707	43,816,110	29,178,229	$25,933,218

* excluding Hong Kong
** excluding China

Note 18 - Commitments and Contingencies

Capital Commitment

As at June 30, 2015, the Company had contracted capital commitments in respect of construction for its new factory at Dongguan of $0.36 million, and for its eCommerce platform and mobile apps and Nova sales kit apps design of $0.48 million.

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

On January 7, 2014, the Company entered into a sublease agreement with Diamond Bar for warehouse space with a 5 year term commencing on November 1, 2013 and expiring on October 31, 2018. The Company subleased a portion of its warehouse space to one of its customers with a 1 year term commencing on December 1, 2013 and expiring on November 30, 2014. The Company renewed the contract for another 1 year term on November 30, 2014. The sublease income was recorded against the rental expense. During the six months ended June 30, 2015 and 2014, the Company recorded $36,887 and $29,800 sublease income, respectively. During the three months ended June 30, 2015 and 2014, the Company recorded $19,187 and $16,300 sublease income, respectively.

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

Total rental expense for the six months ended June 30, 2015 and 2014 was $335,935 and $326,046, respectively. Total rental expense for the three months ended June 30, 2015 and 2014 was $175,454 and $223,437, respectively. The rental expense is recorded on a straight-line basis over the term of the lease.

The total minimum future lease payments are as follows:

12 Months Ended June 30,	Amount
2016	$537,236
2017	545,387
2018	561,749
2019	189,086
2020	-
Thereafter	-
Total	$1,833,458

Employment Agreements

On May 3, 2013, the Company entered into an amended and restated employment agreement with Thanh H. Lam to serve as the Company’s president for five years. The agreement provides for an annual salary of $80,000, 200,000 shares of the Company’s common stock and an annual bonus at the sole discretion of the Board. The 200,000 shares to be issued to Ms. Lam are subject to the terms of a stock award agreement. The first 50,000 shares of common stock shall be vested immediately, and the remaining shares shall be vested at 50,000 shares per year for three years on each anniversary of the effective date of the stock award agreement. During the six months ended June 30, 2015 and 2014, the Company recorded $95,500 and $95,525 as stock-based compensation to Thanh H Lam, respectively. During the three months ended June 30, 2015 and 2014, the Company recorded $47,750 and $47,750 as stock-based compensation to Thanh H Lam, respectively.

On November 10, 2014, the Company’s Board of Directors ratified the 2015 annual compensation of the Company’s CEO, CFO and President as approved by the Company’s Compensation Committee, and, upon the recommendation of the Company’s Compensation Committee, approved the grant of Restricted Stock Units to the Company’s CEO, CFO and President.  The cash compensation for such officers will remain the same as in 2014 ($100,000 for CEO, $80,000 for CFO and $80,000 for the President).  In addition, each of them will receive a grant of 46,403 Restricted Stock Units (“RSU”).  The fair value of the 46,403 shares of RSU was $200,000, which was calculated based on the stock price of $4.31 per share on October 27, 2014, the date the awards were determined by the Compensation Committee.  The RSU grants will be vested 25% on March 30, 2015, 25% on June 30, 2015, 25% on September 30, 2015 and 25% on December 31, 2015. During six months ended June 30, 2015, the Company recorded $300,000 as stock-based compensation to the officers. During three months ended June 30, 2015, the Company recorded $150,000 as stock-based compensation to the officers.

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

On July 21, 2015, the Company filed a resale registration statement on Form S-3 with the SEC to provide for the resale of the shares of our Common Stock issuable upon exercise of the 2015 Warrants. The Form S-3 was declared effective by the SEC on July 31, 2015.

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

IKEA has strict standards and processes to choose and qualify its vendors and suppliers.  In order to be qualified as an IKEA supplier, a company must go through a review, inspection and approval process according to IKEA standards which include the supplier’s operating history, manufacturing facility and equipment,  production capacity, raw materials, employee benefits and work safety, environmental protection and compliance with laws and regulations, among other things.  Nova began the discussions with IKEA to become a supplier in 2012.  In order to expedite the qualification process with IKEA, we decided to incorporate a new company and construct a new facility/workshop in full compliance with IKEA's special requirements. Therefore, we incorporated Ding Nuo, built a manufacturing facility/workshop and leased it to Ding Nuo specifically for engaging in business with IKEA.  In early September 2014, Ding Nuo completed production of an initial purchase order from IKEA.  The purchase was made under a Contract Review Trading Area – Supplier.   IKEA finished installing a Purchase Agreement (the “PUA”) system into Nova’s computer system in early October 2014, so that IKEA is able to place future orders through the system for Nova to execute.   Ding Nuo has successfully fulfilled IKEA’s testing orders (in terms of timing, product quality, delivery and other requirements), and IKEA has provided us with a yearly order plan and adjusted the yearly order plan to increase the volume in June of 2015. We expect another increase in volume in August of 2015.  In addition, we completed test manufacturing of certain new styles and furniture for which demand is well-established at IKEA’s request, and we passed IKEA’s quality inspection.  We subsequently prepared our first shipment of product to IKEA, which was delivered to IKEA on or about July 31, 2015.

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

Principal Factors Affecting Our Financial Performance

Significant factors that we believe could affect our operating results are the (i) cost of raw materials; (ii) prices of our products to our international retailer and wholesaler customers and their markup to end consumers; (iii) consumer acceptance of our new brands and product collections; and (iv) general economic conditions in the U.S., Canadian, Chinese, European and other international markets. We have experienced and anticipate continued fluctuation in raw material costs as a result of world economic conditions, such as the price of stainless and carbon steel. We can normally pass the raw material cost increase to our customers, but there may be a time lag as we renegotiate pricing with our customers on existing products and introduce new product collections. We attempt to mitigate short-term risks of raw material price swings in between customer price negotiations by purchasing some raw materials in advance based on forecasted production needs. In addition, we are less susceptible to these short-term raw material pricing risks in the Chinese retail market because we reserve the right under our product franchise agreements to adjust our wholesale and retail product pricing based on raw material price fluctuations, providing franchisees with at least one month’s notice prior to price adjustment. We believe most of our customers are willing to pay us higher prices for our high quality and stylish products, timely delivery and strong production capacity, which we expect will allow us to maintain high gross profit margins for our products. We have diversified our products by introducing brands and product collections exclusively for China, acquiring the Diamond Sofa brand in the U.S. market and developing higher-margin products for the U.S. and international markets, acquiring Bright Swallow for the Canadian market and establishing Ding Nuo for doing business with IKEA. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites also should allow us to maintain our high gross profit margins. The markets in North America and Europe remain challenging because they are experiencing a slower than anticipated recovery from the recent international financial crisis and the Euro-area crisis in particular. However, we believe that discretionary purchases of furniture by middle to upper middle-income consumers, our target global consumer market, will increase along with expected growth in the worldwide furniture trade and recovery of housing markets. Furthermore, we believe that our expansion of direct sales in China and the U.S. will have a positive impact on our net sales and net income, while helping to diversify our customer base and end consumer markets.

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

Accounts Receivable

Our policy is to maintain an allowance for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  We maintained an allowance for bad debt of $436,740 and $398,991 as of June 30, 2015 and December 31, 2014, respectively.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault.  As alternatives for the product return option, the customers have options of asking a discount from us for the products with quality issues or receiving replacement parts from us at no cost. The amount for return of products, the discount provided to the customers and cost for the replacement parts were immaterial for the six and three months ended June 30, 2015 and 2014.

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

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014

The following table sets forth the results of our operations for the three months ended June 30, 2015 and 2014. Certain columns may not add due to rounding.

	Three Months ended June 30,
	2015		2014
	$	% of Sales	$	% of Sales
Net sales	29,178,229		25,933,218
Cost of sales	23,991,956	82%	20,961,543	81%
Gross profit	5,186,273	18%	4,971,675	19%
Operating expenses	3,425,409	12%	3,427,467	13%
Income from operations	1,760,864	6%	1,544,208	6%
Other income (expenses), net	(1,837,074)	(6%)	2,310,248	9%
Income tax expense	63,319	-%	501,801	2%
Net income (loss)	(139,529)	-%	3,352,655	13%

Net Sales

Net sales for the three months ended June 30, 2015, were $29.18 million, an increase of 13% from $25.93 million in the same period of 2014; this increase in net sales resulted primarily from a 7% increase in average selling price coupled with a 5% increase in sales volume.  Our subsidiary Ding Nuo, which was formed in October 2013, contributed $1.60 million to sales for the three months ended June 30, 2015, comparing $0.21 million in the same period of 2014. Our overall average selling price increased approximately 7% in the three months ended June 30, 2015, compared to the same period of 2014, resulting primarily from increased sales volume of high price products in both the Chinese domestic market and worldwide. Our largest selling product categories in the three months ended June 30, 2015 and 2014 were sofas, dining tables and cabinets , which accounted for approximately 31%, 16% and 15% of sales, respectively, for the three months ended June 30, 2015; and 37%, 17% and 18% of sales, respectively, for the three months ended June 30, 2014.

Of the $3.25 million increase in net sales in the three months ended June 30, 2015, compared to the same period of 2014, $3.13 million was attributable to sales in markets other than China, principally as a result of increased sales in North America. North American sales increased 38% to $20.28 million in the three months ended June 30, 2015, compared to $14.68 million in the same period of 2014, as we aggressively expanded sales to the U.S. and Canadian markets and continued to integrate the operations of Bright Swallow.  As part of our gradual change in sales and marketing strategy launched in 2012, we increased marketing efforts in the U.S. markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Europe were $3.13 million in the three months ended June 30, 2015, a decrease of 5% from $3.31 million in the same period of 2014, primarily as a result of the sluggish European economy. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. Sales to Asia, excluding Hong Kong, and other countries, decreased 68% to $0.93 million in the three months ended June 30, 2015, compared to $2.93 million in the same period of 2014, primarily due to the decrease of sales orders from our major customers in Asia. Sales to Hong Kong decreased 88% to $0.04 million in the three months ended June 30, 2015, compared to $0.35 million in the same period of 2014, primarily due to the decrease in sales orders from customers in that region.

Sales to China, which included sales to franchisees in addition to wholesalers and agents to domestic retail stores and distributors for the export market, accounted for 16% of sales in the three months ended June 30, 2015, compared to 18% of sales in the same period of 2014. Sales to franchisees selling our branded products in China contributed approximately $0.16 million or 3% of our total China sales in the three months ended June 30, 2015, compared to $0.47 million or 10% in the same period of 2014. We are currently adopting new image standards as well as product lines for its franchise operations that will take time to develop.  First, through our production line, we intend to produce some products made from marble material. Second, we intend to import a range of additional products from the U.S. or Europe. We also intend to enrich our product lines to include a bedroom series, which would include beds, bed side tables, mattresses (which could be imported or purchased in China) and bedding sets including bed sheets, pillowcases, quilt covers, and other items (which can be purchased within China). Overall sales to China increased 3% to $4.78 million in the three months ended June 30, 2015 compared to $4.66 million in the same period of 2014 as a result of increased sales from our subsidiary, Ding Nuo, to IKEA.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 14% to $23.99 million in the three months ended June 30, 2015, compared to $20.96 million in the same period of 2014, due primarily to an increase in sales and production. Cost of sales for products that we manufactured was $4.54 million in the three months ended June 30, 2015, a 25% increase from $3.63 million in the same period of 2014. Material costs, labor costs and related overhead accounted for 64%, 26% and 10% of the cost of sales for such products in the three months ended June 30, 2015, compared to 55%, 31% and 14% in the same period of 2014, respectively. The cost of products purchased from third party manufacturers increased 12% to $19.46 million in the three months ended June 30, 2015, from $17.33 million in the same period of 2014. The increase of products purchased from third party manufacturers is primarily due to increased sales orders, which exceeded our current manufacturing capacity, and the purchase and continued integration of Bright Swallow and Dingnuo, particularly since Bright Swallow is a furniture wholesale company, meaning that all of its inventories are purchased from outside manufacturers. Cost of sales as a percentage of net sales increased to 82% in the three months ended June 30, 2015, compared to 81% in the same period of 2014. The increase in cost of sales as a percentage of net sales from the three months ended June 30, 2015 compared to the same period during 2014 resulted primarily from increased cost of materials of self-produced products.

Gross Profit

Gross profit increased 4% to $5.19 million in the three months ended June 30, 2015, compared to $4.97 million in the same period of 2014. The increase in gross profit resulted primarily from an increase in net sales. Our gross profit margin decreased to 18% in the three months ended June 30, 2015, compared to 19% in the same period of 2014. The decrease in gross profit margin resulted primarily from increased cost of sales as a percentage of net sales, which was due primarily to an increased cost of materials of self-produced products; in addition, we attracted more sales orders from certain big trading company customers by lowering the sales price to them.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses, goodwill impairment, and loss on disposal of fixed assets. Operating expenses were $3.43 million in the three months ended June 30, 2015, compared with $3.43 million in the same period of 2014. Selling expenses increased 19% to $1.05 million in the three months ended June 30, 2015, from $0.89 million in the same period of 2014, due primarily to increased sales and marketing expense. General and administrative expense increased 39% to $2.37 million in the three months ended June 30, 2015, from $1.71 million in the same period of 2014, due primarily to an increase of rent by approximately $177,000, employee stock-based compensation by approximately $150,000, and director fees by approximately $64,000, notwithstanding a decrease in research and development expenses by approximately $24,000. We performed goodwill impairment tests and concluded that no goodwill was impaired for the three months ended June 30, 2015 and goodwill of $0.81 million for Bright Swallow was impaired in the same period of 2014.

Other Income (Expense), Net

Other expense, net was $1,837,074 in the three months ended June 30, 2015, compared with other income, net, of $2,310,248 in the same period of 2014, meaning a decrease in other income of $4,147,322. The decrease in other income was due primarily to a change in fair value and extinguishment of warrant liability which decreased to $1,722,097 as an expense in the three months ended June 30, 2015 from $2,210,913 as income in the same period of 2014. The change in fair value and extinguishment of warrant liability is a non-cash item and non-taxable income.

Change in the fair value and extinguishment of warrant liability is the amount of total fair value gains or losses relating to warrant liabilities held during and at the reporting date. The primary factor that caused material changes in the fair value and extinguishment of the warrant liability is our stock price.

Income Tax Expense

Income tax expense was $63,319 in the three months ended June 30, 2015, compared with $501,801 in the same period of 2014.  The decrease in income tax expense was mainly due to decreased taxable income.

Net Income (Loss)

Net loss was $0.14 million in the three months ended June 30, 2015, a decrease of 105% from $3.35 million of net income for the same period of 2014. Our net profit margin, excluding the loss on change in fair value and extinguishment of warrant liability of $1,722,097, was 5% in the three months ended June 30, 2015, an increase of 1% from 4% for the same period of 2014.

Comparison of Six Months Ended June 30, 2015 and 2014

The following table sets forth the results of our operations for the six months ended June 30, 2015 and 2014. Certain columns may not add due to rounding.

	Six months ended June 30,
	2015		2014
	$	% of Sales	$	% of Sales
Net sales	51,210,707		43,816,110
Cost of sales	41,952,403	82%	35,591,560	81%
Gross profit	9,258,304	18%	8,224,550	19%
Operating expenses	6,602,153	13%	6,125,441	14%
Income from operations	2,656,151	5%	2,099,109	5%
Other income (expenses), net	(911,289)	(2%)	2,231,584	5%
Income tax expense	259,528	1%	674,486	2%
Net income	1,485,334	3%	3,656,207	8%

Net Sales

Net sales for the six months ended June 30, 2015, were $51.21 million, an increase of 17% from $43.82 million in the same period of 2014; this increase in net sales resulted primarily from a 1% increase in average selling price coupled with a 15% increase in sales volume.  Our subsidiary Ding Nuo, which was formed in October 2013, contributed $2.82 million to sales for the six months ended June 30, 2015, compared to $0.33 million in the same period of 2014. Our overall average selling price increased approximately 1% in the six months ended June 30, 2015, compared to the same period of 2014, resulting primarily from increased sales volume of higher-priced products in both the Chinese domestic market and worldwide. Our largest selling product categories in the six months ended June 30, 2015 and 2014 were sofas, cabinets and dining tables, which accounted for approximately 35%, 15% and 15% of sales, respectively, for the six months ended June 30, 2015; and 37%, 18% and 16% of sales, respectively, for the six months ended June 30, 2014.

Of the $7.39 million increase in net sales in the six months ended June 30, 2015, compared to the same period of 2014, $6.58 million was attributable to sales in markets other than China, principally as a result of increased sales in North America. North American sales increased 37% to $35.40 million in the six months ended June 30, 2015, compared to $25.92 million in the same period of 2014 as we aggressively expanded sales to the U.S. and Canadian markets and integrated the operations of Bright Swallow.  As part of our gradual change in sales and marketing strategy launched in 2012, we increased marketing efforts in the U.S. markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Europe were $5.56 million in the six months ended June 30, 2015, a decrease of 11% from $6.22 million in the same period of 2014, primarily as a result of the sluggish European economy. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. Sales to Asia, excluding Hong Kong, and other countries, decreased 52% to $1.66 million in the six months ended June 30, 2015, compared to $3.47 million in the same period of 2014, primarily due to the decrease of sales orders from our major customers in Asia. Sales to Hong Kong decreased 90% to $0.05 million in the six months ended June 30, 2015, compared to $0.48 million in the same period of 2014, primarily due to the decrease in sales orders from customers in that region.

Sales to China, which included sales to franchisees in addition to wholesalers and agents to domestic retail stores and distributors for the export market, accounted for 17% of sales in the six months ended June 30, 2015, compared to 18% of sales in the same period of 2014. Sales to franchisees selling our branded products in China contributed approximately $0.56 million or 7% of our total China sales in the six months ended June 30, 2015, compared to $1.04 million or 13% in the same period of 2014. Overall sales to China increased 10% to $8.55 million in the six months ended June 30, 2015 compared to $7.74 million in the same period of 2014 as a result of increased sales from our subsidiary, Ding Nuo, to IKEA.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 18% to $41.95 million in the six months ended June 30, 2015, compared to $35.59 million in the same period of 2014, due primarily to an increase in sales and production. Cost of sales for products that we manufactured was $8.33 million in the six months ended June 30, 2015, a 31% increase from $6.35 million in the same period of 2014. Material costs, labor costs and related overhead accounted for 64%, 26% and 10% of the cost of sales for such products in the six months ended June 30, 2015, compared to 54%, 31% and 15% in the same period of 2014, respectively. The cost of products purchased from third party manufacturers increased 15% to $33.63 million in the six months ended June 30, 2015, from $29.24 million in the same period of 2014. The increase of products purchased from third party manufacturers is primarily due to increased sales orders, which exceeded our current manufacturing capacity, and the purchase and continued integration of Bright Swallow and Dingnuo, particularly since Bright Swallow is a furniture wholesale company, meaning that all of its inventories are purchased from outside manufacturers. Cost of sales as a percentage of net sales increased to 82% in the six months ended June 30, 2015, compared to 81% in the same period of 2014. The increase in cost of sales as a percentage of net sales from the six months ended June 30, 2015 compared to the same period during 2014 resulted primarily from an increased cost of materials of self-produced products.

Gross Profit

Gross profit increased 13% to $9.26 million in the six months ended June 30, 2015, compared to $8.22 million in the same period of 2014. The increase in gross profit resulted primarily from an increase in net sales. Our gross profit margin decreased to 18% in the six months ended June 30, 2015, compared to 19% in the same period of 2014. The decrease in gross profit margin resulted primarily from increased cost of sales as a percentage of net sales, which was due primarily to an increased cost of materials of self-produced products; in addition, we attracted more sales orders from certain big trading company customers by lowering the selling price to them.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses, goodwill impairment, and loss on disposal of fixed assets. Operating expenses increased 8% to $6.60 million in the six months ended June 30, 2015, from $6.13 million in the same period of 2014. Selling expenses increased 43% to $2.32 million in the six months ended June 30, 2015, from $1.62 million in the same period of 2014, due primarily to increased sales and marketing expense. General and administrative expense increased by 17% to $4.28 million in the six months ended June 30, 2015, from $3.67 million in the same period of 2014, due primarily to an increase of rent by approximately $190,000, director fees by approximately $79,000, IR expense and consulting expenses of approximately $197,000, and employee stock-based compensation by approximately $300,000, notwithstanding a decrease in research and development expenses by approximately $89,000 and $0 goodwill impairment charge in the six months ended June 30, 2015, compared to $808,518 goodwill impairment of Bright Swallow during the same period of 2014.

Other Income (Expense), Net

Other expense, net was $911,289 in the six months ended June 30, 2015, compared with other income, net, of $2,231,584 in the same period of 2014, a decrease in other income of $3,142,873. The decrease in other income was due primarily to a change in fair value and extinguishment of warrant liability which was decreased to $749,452 as an expense in the six months ended June 30, 2015 from $2,210,913 as income in the same period of 2014. The change in fair value and extinguishment of warrant liability is a non-cash item and non-taxable income.

Change in the fair value and extinguishment of warrant liability is the amount of total fair value gains or losses relating to warrant liabilities held during and at the reporting date. The primary factor that caused material changes in the fair value and extinguishment of the warrant liability is our stock price.

Income Tax Expense

Income tax expense was $259,528 in the six months ended June 30, 2015, compared with $674,486 in the same period of 2014.  The decrease in income tax expense was mainly due to decreased taxable income.

Net Income

Net income was $1.49 million in the six months ended June 30, 2015, a decrease of 59% from $3.66 million for the same period of 2014. Our net profit margin, excluding the loss on change in fair value and extinguishment of warrant liability of $749,452, was 4% in the six months ended June 30, 2015, an increase of 1% from 3% for the same period of 2014.

Liquidity and Capital Resources

Our principal demands for liquidity are from our efforts to increase sales in the U.S. and China, to purchase inventory, and for expenditures related to sales distribution and general corporate purposes. We intend to meet our liquidity requirements, including capital expenditures related to the expansion of our manufacturing facilities and production capacity, purchase of raw materials and the expansion of our business, primarily through cash flow provided by operations and collections of accounts receivable, and credit facilities from banks.

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

We rely primarily on internally generated cash flow and proceeds under our existing credit facilities to support growth.  We may seek additional financing in the form of bank loans or other credit facilities or funds raised through future offerings of our equity or debt, if and when we determine such offerings are required. On April 14, 2014, we raised approximately $8.14 million after deducting fees to the placement agent of $716,000 and other estimated offering expenses of $115,000 by entering into a Securities Purchase Agreement with certain purchasers in a registered direct offering. On May 28, 2015, we raised approximately $3.65 million after deducting fees to the placement agent of $335,000 and other offering expenses paid of $20,000 by entering into a Securities Purchase Agreement with certain purchasers in a registered direct offering.

We had net working capital of $42,601,775 at June 30, 2015, an increase of $8,076,812 from net working capital of $34,524,963 at December 31, 2014. The ratio of current assets to current liabilities was 3.12-to-1 at June 30, 2015.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2015 and 2014:

	2015	2014
Cash (used in) provided by:
Operating activities	$(4,122,012)	$(6,066,266)
Investing activities	(1,063,304)	(2,620,415)
Financing activities	5,290,923	8,870,519

Net cash used in operating activities was $4.12 million in the six months ended June 30, 2015, a decrease of cash outflow of $1.95 million from $6.07 million of cash used in operating activities in the same period of 2014. The decrease in cash outflow was attributable primarily to improved timely collection on accounts receivables. Also, our cash inflow for advance payments to suppliers was $1.79 million during the six months ended June 30, 2015, compared to $4.73 million outflow in the same period of 2014, despite cash outflow from inventories of $3.72 million and cash outflow from accounts payables of $2.09 million in the six months ended June 30, 2015.

Net cash used in investing activities was $1.06 million in the six months ended June 30, 2015, a decrease of cash outflow of $1.56 million from $2.62 million in the same period of 2014. In the six months ended June 30, 2015, we paid government levies of $0.19 million in relation to acquisition of land use rights, $0.42 million for the acquisition of property and equipment, and $0.40 million for construction in progress for our website and mobile application designs. In the same period of 2014, we paid $1.24 million for acquisition of property and equipment, and $1.39 million for deposits on plant construction and website design.

Net cash provided by financing activities was $5.29 million in the six months ended June 30, 2015, a decrease of $3.58 million from cash inflow of $8.87 million in the same period of 2014. In the six months ended June 30, 2015, we repaid $18.38 million for bank loans, but borrowed $20.02 million from bank loans. We also received $3.65 million from shares issued through a private placement. In the same period of 2014, we received $15.12 million proceeds from bank loans, but repaid $15.58 million in bank loans, and received $0.45 million from warrants exercised, $8.14 million from shares issued through a private placement and $0.75 million proceeds from subscription receivable.

As of June 30, 2015, we had gross accounts receivable of $46,628,583, of which $30,767,138 was with aging within 90 days, $8,248,620 was with aging over 90 days but within 180 days and $7,612,825 was with aging over 180 days but within 240 days; we had an allowance for bad debt of $436,740 for accounts receivable. As of July 27, 2015, $38,795,712 of accounts receivable outstanding at December 31, 2014 had been collected, and $8,288,043 of accounts receivable outstanding at June 30, 2015 had been collected.

As of June 30, 2015, the annualized accounts receivable turnover rate was 2.30 compared with 2.87 as of June 30, 2014. The decrease of accounts receivable turnover rate was due to promoting new product lines by extending sales terms on accounts receivable during the six months ended June 30, 2015.  Accordingly, the days sales outstanding (annualized) was 158.88 days at June 30, 2015, compared with 127.16 days at June 30, 2014.

The annualized inventory turnover rate was 15.33 at June 30, 2015, compared with 17.62 at June 30, 2014. The decrease of inventory turnover rate was due to stocking of more fast-selling products in order to avoid shipment delays.

To attract franchisees to our new franchise network in 2010, we granted new store operators a payment term of 90 days. We have a short history of collections with franchisees, but based on subsequent collections, we fully expect payment. Our management assesses the financial position, credit quality, credit history and other factors such as current market conditions before entering into product franchise agreements with new store operators to help ensure each franchisee’s ability to make payment in a timely manner. We retain the right to review and assess the performance of franchisees annually under the product franchise agreement, enabling our termination of franchises that fail to meet certain performance targets or make payments on product orders. Our product franchise agreement required payment in full before delivery for most franchise customers, but provided 60 – 120 day credit terms to certain major and long-term customers.  Beginning in 2014, we extended payment terms of up to 180 days for our customers in the PRC in order to attract more sales.

Sales to international markets typically are made through letters of credit, but for some long-term, high volume customers, we accept telegraphic transfer, or T/T, with a payment term of 30-180 days upon receipt of the products. Historically, we have not experienced bad debts from our sales to international markets. Our accounts receivable related to sales to international markets, including the Canadian market through Bright Swallow’s sales, typically are less than three months, depending on customer shipment schedules. We expect the balance of accounts receivable to decrease as our new sales strategy and shortened payment terms to our major customers in the international markets take effect along with our new payment terms for franchisees.

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

Private Placements

On April 14, 2014, we entered into a Securities Purchase Agreement (the “2014 Purchase Agreement”) with certain purchasers pursuant to which the Company sold to the Buyers, in a registered direct offering, an aggregate of 1,320,059 shares of common stock, par value $0.001 per share, at a negotiated purchase price of $6.78 per share, for aggregate gross proceeds to us of $8.95 million.

As part of the transaction, the Buyers also received (i) Series A warrants to purchase up to 660,030 shares of Common Stock in the aggregate at an exercise price of $8.48 per share (the “Series A Warrants”); (ii) Series B warrants to purchase up to 633,628 shares of Common Stock in the aggregate at an exercise price of $6.82 per share (the “Series B Warrants”); and (iii) Series C warrants to purchase up to 310,478 shares of Common Stock in the aggregate at an exercise price of $8.53 per share (the “Series C Warrants” and together with the Series A Warrants and the Series B Warrants, the “Warrants”). The Series A Warrants have a term of four years and are exercisable by the holders at any time after the date of issuance. The Series B Warrants have a term of six months and are exercisable by the holders at any time after the date of issuance. The Series C Warrants have a term of four years and are exercisable by the holders at any time after the date of issuance. After the six month anniversary of the issuance date of the Series C Warrants, to the extent that a holder of a Series C Warrant exercises less than 70% of such holder’s Series B Warrants and the closing sale price of the Common Stock is equal to or greater than $9.81 for a period of ten consecutive trading days, then we may purchase the entire then-remaining portion of such holder’s Series C Warrants for $1,000.  The shares and warrants were registered on a takedown of our shelf registration statement described below. The series B Warrants expired on October 14, 2014, and none of the Series B warrants were exercised prior to such expiration.

On May 28, 2015, we entered into a Securities Purchase Agreement (the “2015 Purchase Agreement”) with certain purchasers pursuant to which the Company offered to the Purchasers, in a registered direct offering, an aggregate of 2,970,509 shares of common stock, par value $0.001 per share. 2,000,001 shares of the common stock was sold to the purchasers at a negotiated purchase price of $2.00 per share, for aggregate gross proceeds to the Company of $4,000,002, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. In accordance with the terms of the 2015 Purchase Agreement, those outstanding Series A Warrants described above and issued in connection with the transactions contemplated by the 2014 Purchase Agreement were exchanged for 660,030 shares of our Common Stock, and the outstanding Series C Warrants described above and issued in connection with the transactions contemplated by the 2014 Purchase Agreement were exchanged for 310,478 Shares of our Common Stock.

As contemplated under the 2015 Purchase Agreement and pursuant to a concurrent private placement, we also sold to the Purchasers a warrant to purchase one (1) share of the Company’s Common Stock for each share purchased for cash in the offering, pursuant to that certain Common Stock Purchase Warrant, by and between the Company and each Purchaser (the “2015 Warrants”). The 2015 Warrants will be exercisable beginning on the six month anniversary of the date of issuance at an exercise price of $2.71 per share (the “Initial Exercise Date”) and will expire on the five year anniversary of the Initial Exercise Date. The purchase price of one share of the Company’s Common Stock under the 2015 Warrant is equal to the exercise price.

Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.25% and maturity on June 1, 2015. On June 8, 2015, Diamond Bar extended and modified the terms of the loan agreement to extend line of credit up to a maximum of $6,000,000 until July 31, 2015 and $5,000,000 thereafter with an annual interest rate of 4.25% and maturity on September 1, 2015. The Company has made no commitment to renew. The line of credit is secured by all of the assets of Diamond Bar Outdoors, Inc., a subsidiary of Nova Lifestyle and is guaranteed by Nova Lifestyle. As of June 30, 2015 and December 31, 2014, Diamond Bar had $5,757,460 and $4,682,614 outstanding on the line of credit, respectively.  As of August 1, 2015, there was $4,334,825 outstanding on the line of credit.  During the six months ended June 30, 2015 and 2014, we recorded interest expense of $99,913 and $78,933, respectively; and $51,950 and $35,201 for three months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we had $242,540 available for borrowing without violating any covenants.

The loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $5 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; and (iii) the pre-tax income must be not less than 1.000% of total revenue quarterly. As of June 30, 2015, Diamond Bar was in compliance with the stated covenants.  In addition, the loan agreement provided a cross default provision whereby an event of default on this loan will cause the Nova Macao loan, which is described below, to also be in default, as both loans are from the same lender.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,271,395 (RMB 20 million) with maturity on April 24, 2015.  On November 20, 2014, we paid off the line of credit and entered into a new agreement with a reduced line of credit of up to $1,635,697 (RMB 10 million) with a maturity on May 19, 2015. On May 5, 2015, Nova Dongguan extended the line of credit for $572,494 (RMB 3.5 million) and $1,063,203 (RMB 6.5 million) with a maturity on September 6, 2015 and October 18, 2015, respectively. As of June 30, 2015 and December 31, 2014, Nova Dongguan had $1,635,697 (RMB 10 million) and $1,062,265 (RMB 6.50 million) outstanding, respectively.  The loan currently bears monthly interest of 0.535% and requires monthly payment on the interest; the interest rate will be adjusted annually. The loan was secured by the land use rights and buildings of Nova Dongguan and is guaranteed by Nova Dongguan and our CEO. During the six months ended June 30, 2015 and 2014, we recorded interest expense of $54,865 and $27,119, respectively; $27,495 and $13,634 for the three months ended June 30, 2015 and 2014, respectively, related to the applicable line of credit agreements. As of June 30, 2015, we had no additional funds available for borrowing without violating any covenants.

On January 22, 2015, Nova Macao renewed the line of credit, with an annual interest rate of 4.25% and of up to $6,500,000, with a commercial bank in Hong Kong to extend the maturity date until January 29, 2016.  The loan requires monthly payment on the interest and the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance and is guaranteed by Nova Lifestyle and Diamond Bar. As of June 30, 2015 and December 31, 2014, Nova Macao had $1,848,000 outstanding on the line of credit. During the six months ended June 30, 2015 and 2014, we recorded interest of $39,705 and $41,233, respectively; $20,070 and $19,853 for the three months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we had $4,652,000 available for borrowing without violating any covenants.

The Macao loan has the following covenants: (i) total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $6,500,000, (b) insurance claim limits and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible account receivables are insured buyers by Sinosure assigned to the bank and within established insurance limit; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount should be settled within 7 days by Nova Macao. As of June 30, 2015, Nova Macao was in compliance with the stated covenants.

Shelf Registration; Resale Registration Statement

On February 4, 2014, we filed a shelf registration statement on Form S-3 under which we may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000.  The shelf registration statement was declared effective as of March 7, 2014 and expires on March 6, 2017.  As noted above, the shares and warrants issued by us under the registered direct offerings completed in April, 2014 and May, 2015, were registered on a takedown under the shelf registration.

On July 21, 2015, the Company filed a resale registration statement on Form S-3 with the SEC to provide for the resale of the shares of our Common Stock issuable upon exercise of the 2015 Warrants. The Form S-3 was declared effective by the SEC on July 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective as of such date as identified in our internal control over financial reporting below.

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

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2015, based upon the updated framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 and updated in May 2013.  Based on this assessment, our management concluded that, as of June 30, 2015, there is a material weakness in our internal control over financial reporting.  Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NOVA LIFESTYLE, INC.
(Registrant)
Date: August 12, 2015	By:	/s/ Ya Ming Wong
Ya Ming Wong Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2015		/s/ Yuen Ching Ho
Yuen Ching Ho Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith
‡ Furnished herewith