Form 10-Q
period 2015-09-30
Nova Lifestyle, Inc.
filed 2015-11-16
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 011-36259

NOVA LIFESTYLE, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6565 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,085,972 shares of common stock outstanding as of November 12, 2015.

Nova Lifestyle, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$970,874	$1,244,308
Accounts receivable, net	49,422,433	42,971,510
Advance to suppliers	6,243,123	8,104,312
Inventories	5,661,932	3,612,868
Prepaid expenses and other receivables	1,001,871	641,208
Deferred tax asset	139,682	118,866

Total Current Assets	63,439,915	56,693,072

Noncurrent Assets
Heritage and cultural assets	127,465	132,513
Plant, property and equipment, net	13,341,300	14,377,909
Construction in progress	2,602,075	1,378,860
Lease deposit	95,295	96,096
Deposits for equipment and factory construction	529,633	1,264,551
Goodwill	218,606	218,606
Intangible assets, net	6,424,564	6,493,726

Total Noncurrent Assets	23,338,938	23,962,261

Total Assets	$86,778,853	$80,655,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

	September 30,	December 31,
	2015	2014
	(Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$9,347,463	$10,454,485
Line of credit	3,875,887	7,592,879
Advance from customers	78,408	123,673
Accrued liabilities and other payables	1,773,319	2,470,284
Warrant derivative liability	--	1,465,019
Taxes payable	46,074	61,769

Total Current Liabilities	15,121,151	22,168,109

Noncurrent Liabilities
Line of credit	5,389,435	-
Deferred rent payable	87,007	85,077
Deferred tax liability	13,823	12,199
Income tax payable	6,792,276	6,607,739

Total Noncurrent Liabilities	12,282,541	6,705,015

Total Liabilities	27,403,692	28,873,124

Contingencies and Commitments

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 24,197,030 and 20,897,316 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	24,197	20,897
Additional paid-in capital	31,480,559	24,751,476
Statutory reserves	6,241	6,241
Accumulated other comprehensive income	1,919,997	2,575,167
Retained earnings	25,944,167	24,428,428

Total Stockholders' Equity	59,375,161	51,782,209

Total Liabilities and Stockholders' Equity	$86,778,853	$80,655,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Net Sales	$80,202,568	$69,708,982	$28,991,861	$25,892,872

Cost of Sales	66,666,614	55,592,993	24,714,211	20,001,433

Gross Profit	13,535,954	14,115,989	4,277,650	5,891,439

Operating Expenses
Selling expenses	3,887,709	2,798,329	1,567,073	1,174,658
General and administrative expenses	6,795,285	5,799,195	2,513,768	2,128,469
Goodwill impairment	--	808,518	--	--
Loss on disposal fixed assets	--	28,963	--	6,437

Total Operating Expenses	10,682,994	9,435,005	4,080,841	3,309,564

Income From Operations	2,852,960	4,680,984	196,809	2,581,875

Other Income (Expenses)
Non-operating income (expenses), net	105,083	164,280	79,928	(2,721)
Foreign exchange transaction gain (loss)	75,977	58,811	41,912	(4,820)
Gain (loss) on change in fair value and extinguishment of warrant liability	(767,096)	2,841,177	(17,644)	630,264
Interest income (expense)	(281,157)	(100,917)	(90,637)	38,548
Financial expense	(45,755)	(115,134)	(15,218)	(44,638)

Total Other Income (Expenses), Net	(912,948)	2,848,217	(1,659)	616,633

Income Before Income Tax	1,940,012	7,529,201	195,150	3,198,508

Income Tax Expense, Net	424,273	752,311	164,745	77,825

Net Income	1,515,739	6,776,890	30,405	3,120,683

Other Comprehensive Income (Expense)
Foreign currency translation	(655,170)	(129,736)	(668,723)	(1,359)

Comprehensive Income (Loss)	$860,569	$6,647,154	$(638,318)	$3,119,324

Basic weighted average shares outstanding	22,362,381	20,133,976	24,144,512	20,861,990
Diluted weighted average shares outstanding	22,362,381	20,274,325	24,144,512	20,943,076

Basic net earnings per share	$0.07	$0.34	$0.00	$0.15
Diluted net earnings per share	$0.07	$0.33	$0.00	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)

Cash Flows From Operating Activities
Net Income	$1,515,739	$6,776,890
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,394,415	1,244,376
Changes in deferred tax	--	55,317
Stock compensation expense	1,089,549	462,895
Warrants expense	--	76,629
Change in fair value of warrant liability	767,096	(2,841,177)
Bad debt expenses	651,989	76,438
Goodwill impairment	--	808,518
Loss on disposal of fixed assets	--	28,963
Changes in operating assets and liabilities:
Accounts receivable	(7,396,420)	(9,886,758)
Advance to suppliers	1,843,895	(2,839,808)
Inventories	(2,136,742)	(2,761,204)
Other current assets	(598,028)	(127,273)
Accounts payable	(975,350)	1,486,895
Advance from customers	(44,873)	59,882
Accrued expenses and other payables	(666,089)	(64,664)
Deferred rent payable	5,327	6,211
Taxes payable	331,620	678,640

Net Cash Used in Operating Activities	(4,217,872)	(6,759,230)

Cash Flows From Investing Activities
Deposits on plant construction and website design	(19,113)	(786,378)
Payment for land compensation fee and occupancy tax	(340,542)	--
Purchase of property and equipment	(519,448)	(1,371,816)
Cash received from disposition of fixed assets	--	11,998
Construction in progress	(560,326)	(640,501)

Net Cash Used in Investing Activities	(1,439,429)	(2,786,697)

Cash Flows From Financing Activities
Proceeds from line of credit and bank loan	28,260,031	21,417,000
Repayment to line of credit and bank loan	(26,516,571)	(21,664,221)
Proceeds from subscription receivable	--	750,000
Cash received from warrants exercised	--	448,841
Proceeds from equity financing, net of expenses of $355,000 (2014: $831,000)	3,645,002	8,139,000

Net Cash Provided by Financing Activities	$5,388,462	$9,090,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$(4,595)	$(570)

Net decrease in cash and cash equivalents	(273,434)	(455,877)

Cash and cash equivalents, beginning of period	1,244,308	2,323,338

Cash and cash equivalents, ending of period	$970,874	$1,867,461

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
Income tax payments	$93,984	$21,485
Interest expense	$282,961	$227,285

Supplemental Disclosure of Non-Cash Financing Activities

Deposits on plant construction and website design transfer to construction in progress	$726,722	$--
Construction in progress transfer to fixed assets	$--	$1,044,015
Issuance of common stock in exchange of surrender and termination of warrants	$2,212,707	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

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

The interim condensed consolidated financial information as of September 30, 2015 and for the nine and three month periods ended September 30, 2015 and 2014 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC on March 26, 2015.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of September 30, 2015, its interim condensed consolidated results of operations and cash flows for the nine and three month periods ended September 30, 2015 and 2014, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to, the allowance for bad debt, valuation of inventories, unrecognized tax benefits, valuation allowance for deferred tax assets, assumptions used in assessing impairment of long-lived assets and goodwill and fair value of warrant derivative liability. Actual results could differ from those estimates.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the second step of the two-step goodwill impairment test is required to be performed. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the second step of the two-step goodwill impairment test for Diamond Bar reporting unit.  Accordingly, as of September 30, 2015 and December 31, 2014, the Company concluded there was no impairment of goodwill of Diamond Bar.

On April 24, 2013, Nova LifeStyle completed the acquisition of Bright Swallow.  Under the acquisition method of accounting, the total purchase is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their fair values with the excess charged to goodwill. Nova Lifestyle recognized $808,518 of goodwill from the acquisition. As of December 31, 2013, the Company first assessed qualitative factors and determined it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.  The Company then performed the second step of the two-step goodwill impairment test.  The Company completed the step two analysis using discounted cash flow. The DCF method uses revenue and expense projections and risk-adjusted discount rates. The process of determining fair value is subjective and requires management to exercise a significant amount of judgment in determining future growth rates, discount and tax rates and other factors. The results of the step two analysis indicated there was no impairment of goodwill of Bright Swallow at December 31, 2013. In June 2014, the Company performed an interim goodwill impairment assessment for Bright Swallow based on Bright Swallow’s actual performance for the first six-months of 2014 and updated revenue and expense projections. Based on this analysis, the Company concluded that all of the goodwill pertaining to Bright Swallow was impaired in June 2014. The goodwill impairment charge is non-cash. The goodwill impairment charge is not deductible for income tax purposes and, therefore, the Company has not recorded a corresponding tax benefit in 2014.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company recorded $469,095 and $398,991 as allowance for bad debts as of September 30, 2015 and December 31, 2014, respectively.  The Company recognized a loss of $651,989 and $76,438 from bad debts during the nine months ended September 30, 2015 and 2014, respectively; $614,291 and $39,887 during the three months ended September 30, 2015 and 2014, respectively.

Inventories

Inventories are stated at the lower of cost or market value with cost determined on a weighted-average basis. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company did not record any write-downs of inventory at September 30, 2015 and December 31, 2014.

Plant, Property and Equipment and Construction in Progress

Plant, property and equipment are stated at cost, net of accumulated depreciation and impairment losses, if any. Expenditures for maintenance and repairs are expensed as incurred; while additions, renewals and improvements are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with 10% salvage value and estimated lives as follows:

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

Based on its review, the Company believes that, as of September 30, 2015 and December 31, 2014, there was no significant impairment of its long-lived assets.  The Company recognized a loss of $28,963 and $6,437 from disposal of damaged equipment, furniture and fixtures, during the nine and three months ended September 30, 2014. No long-lived assets were disposed of during the nine and three months ended September 30, 2015.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense was $795,705 and $903,798 for the nine months ended September 30, 2015 and 2014, respectively; $319,932 and $338,924 for the three months ended September 30, 2015 and 2014, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision.  The effective tax rate of 15.67% for the nine month period ended September 30, 2015 differs from the U.S. federal statutory tax rate, primarily as a result of a tax benefit from the tax-exemption status of Nova Macao and non-taxable warrant income from Nova Lifestyle offset by tax liability reserves from uncertain tax positions.

Nova Lifestyle and Diamond Bar are subject to U.S. federal and state income taxes. Nova Furniture BVI and Bright Swallow were incorporated in the BVI. There is no income tax for a company domiciled in the BVI. Accordingly, the Company’s consolidated financial statements do not present any income tax provision related to the BVI tax jurisdiction where Nova Furniture BVI and BSI are domiciled.

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

During the nine months ended September 30, 2015 and 2014, the Company recorded income tax expense of approximately $424,000 and $752,000, respectively. During the three months ended September 30, 2015 and 2014, the Company recorded income tax expense of approximately $165,000 and $78,000, respectively.

As of September 30, 2015, unrecognized tax benefits were approximately $5.0 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $5.0 million as of September 30, 2015. As of September 30, 2014, unrecognized tax benefits were approximately $5.2 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $5.2 million as of September 30, 2014.

A reconciliation of the January 1, 2015, through September 30, 2015, amount of unrecognized tax benefits excluding interest and penalties ("Gross UTB") is as follows:

Gross UTB

Beginning Balance – January 1, 2015	5,132,440
Increase in unrecorded tax benefits taken in the nine months ending September 30, 2015	24,580
Exchange rate adjustment – 2015	(195,493)
Ending Balance – September 30, 2015	$4,961,527

At September 30, 2015, the Company had cumulatively accrued approximately $1,798,000 for estimated interest and penalties related to unrecognized tax benefits. At December 31, 2014, the Company had cumulatively accrued approximately $1,457,000 for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense, which totaled approximately $341,000 and $327,000 for the nine months ended September 30, 2015 and 2014, respectively; and totaled approximately $116,000 and $113,000 for the three months ended September 30, 2015 and 2014, respectively. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

For the nine months ended September 30, 2015, the Company did not record unrecognized tax benefits related to transfer pricing adjustments between Dongguan and Macau since the intercompany sales between the two entities appears to comply with reasonable arm’s length principles. For the three and nine months ended September 30, 2014, the Company recorded tax credit of $82,000, unrecognized tax benefit related to transfer pricing adjustment between Dongguan and Macau.

The Company intends to reinvest the undistributed earnings of its subsidiaries. Therefore, no taxes have been accrued on undistributed earnings of the Company’s foreign subsidiaries.

Nova Dongguan and Ding Nuo are subject to taxation in the PRC. Nova Dongguan’s PRC income tax returns are generally not subject to examination by the tax authorities for tax years before 2010. With a few exceptions, the tax years 2010-2014 remain open to examination by tax authorities in the PRC; the tax years 2012-2014 for US entities remain open to examination by tax authorities in the US.

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

The Company’s sales policy allows for the return of product within the warranty period if the product is defective and the defects are the Company’s fault.  As alternatives for the product return option, the customers have options of asking a discount from the Company for the products with quality issues or receiving replacement parts from the Company at no cost. The amount for return of products, the discount provided to the Company’s customers and the cost for replacement parts were immaterial for the nine and three months ended September 30, 2015 and 2014.

Franchise Arrangements

In 2010, the Company began entering into area product franchise agreements with franchisees who operate specialty furniture stores carrying only Nova-branded products. The product franchise agreement provides for the franchisee to retail Nova-brand furniture products for a period of one year from the date of the agreement. The franchisee is required to pay a deposit of RMB 30,000 at the signing of the agreement, which is used as payment for future purchases and is deferred on the Company’s balance sheet as a customer deposit. The franchisee is required to guarantee a minimum purchase amount from the Company during the contract period. The Company has the right to terminate the agreement should the franchisee fail to meet the minimum purchase amount. The Company provides the franchisee with store images and designs, signage, floor plan product information and training. In addition, the Company will rebate a per square meter subsidy to the franchisee for the store build-out within six months from the agreement date.  Under the program, the Company has established standard renovation amounts (the “Renovation Subsidy”) for various cities in China.  The franchisee is able to obtain, in the form of credits against purchase orders, percentages of the Renovation Subsidy applicable in the city in which the franchisee is located, as follows: 30% of the Renovation Subsidy applied to the first purchase order and 5% of each purchase order thereafter until the aggregate of all credits equals 100% of the Renovation Subsidy, or 12 months from the date of the franchise agreement, whichever occurs first.  At September 30, 2015 and December 31, 2014, the Company had a franchising subsidy payable of $113,221 and $117,704, respectively, and these amounts were included in other payables. In accordance with ASC 605-50, as the Company does not receive an identifiable benefit from these rebates, the rebates are recorded as a reduction of revenue on sales to the franchisees.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead that are directly attributable to the production of the products. Write-down of inventory to the lower of cost or market is also recorded in the cost of sales.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the nine months ended September 30, 2015 and 2014, shipping and handling costs were $437,563 and $441,234, respectively; during the three months ended September 30, 2015 and 2014, shipping and handling costs were $136,658 and $139,494, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $1,451,268 and $423,516 for the nine months ended September 30, 2015 and 2014, respectively; and $710,633 and $300,568 for the three months ended September 30, 2015 and 2014, respectively. They were included in the selling expense in the consolidated statement of income and comprehensive income.

Earnings per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

The following table presents a reconciliation of basic and diluted earnings per share for the nine and three months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014

Net income	$1,515,739	$6,776,890	$30,405	$3,120,683

Weighted average shares outstanding – basic	22,362,381	20,133,976	24,144,512	20,861,990
Effect of dilutive securities:
Unexercised warrants	-	140,349	-	81,086
Weighted average shares outstanding – diluted	22,362,381	20,274,325	24,144,512	20,943,076

Earnings per share – basic	$0.07	$0.34	$0.00	$0.15
Earnings per share – diluted	$0.07	$0.33	$0.00	$0.15

At September 30, 2015 and December 31, 2014, warrants to purchase 2,050,001 and 1,241,462 shares of common stock were outstanding, respectively.  As of September 30, 2015 and December 31, 2014, warrants to purchase 50,000 shares of common stock and 1,241,462 shares of common stock were also exercisable, respectively. For the nine months ended September 30, 2015 and 2014, 2,050,001 and 1,696,540 shares purchasable under warrants were excluded from EPS as their effects were anti-dilutive. For the three months ended September 30, 2015 and 2014, 2,050,001 and 1,825,090 shares, respectively, purchasable under the warrants were excluded from EPS as their effects were anti-dilutive.

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

No customer accounted for over 10% of the Company’s sales for the nine months ended September 30, 2015 and 2014.  No customer accounted for over 10% of the Company’s sales for the three months ended September 30, 2015 and 2014.

The Company purchased its products from four major vendors during the nine months ended September 30, 2015 and September 30, 2014, accounting for a total of 59% (19%, 15%, 13% and 12% for each) and 68% (20%, 19%, 15% and 14% for each) of the Company’s purchases, respectively. Three major vendors accounted for 59% of the purchases during the three months ended September 30, 2015 (23%, 19% and 17%, respectively) and 63% of the purchases during the three months ended September 30, 2014 (27%, 25% and 11%, respectively). Accounts payable to these vendors were $4,604,189 and $3,862,403 as of September 30, 2015 and December 31, 2014, respectively.

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

The carrying value of cash, accounts receivable, advance to suppliers, other receivables, accounts payable, line of credit, advance from customers, other payables and accrued liabilities approximate estimated fair values because of their short maturities.

The carrying value of the warrant liability is determined using the Binomial Lattice option pricing model as described in Note 15. Certain assumptions used in the calculation of the warrant liability represent Level-3 unobservable inputs. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of September 30, 2015.

The following table summarizes the activity of Level 3 inputs measured on a recurring basis:

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)

For The Nine Months Ended
September 30, 2015

Issuance of Series A, B and C Warrants and Placement Agent Warrants on April 14 and April 17, 2014, respectively.	$5,659,866
Adjustment resulting from change in value recognized in earnings (a)	(4,194,847)
Balance at December 31, 2014	1,465,019
Adjustment resulting from change in value recognized in earnings (a)	(972,645)
Balance at March 31, 2015	492,374
Adjustment resulting from change in fair value (a) and extinguishment of warrants recognized in earnings	1,722,097
1,053,670 common shares issued in exchange of surrender of 1,053,670 warrants	(2,212,707)
Balance at June 30, 2015	1,764
Adjustment resulting from change in value (a) and extinguishment of warrants recognized in earnings	17,644
9,242 common shares issued in exchange of surrender of 9,242 warrants	(19,408)
Balance at September 30, 2015	$-

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

The RMB to USD exchange rates in effect as of September 30, 2015 and December 31, 2014, were RMB6.3613 = USD$1.00 and RMB6.1190 = USD$1.00, respectively. The weighted-average RMB to USD exchange rates in effect for the nine months ended September 30, 2015 and 2014, were RMB6.1738 = USD$1.00 and RMB6.1454 = USD$1.00, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of the People’s Republic of China.

Comprehensive Income

The Company follows FASB ASC 220 “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the consolidated statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the nine and three months ended September 30, 2015 and 2014 included net income and foreign currency translation adjustments.

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

The Financial Accounting Standards Board ("FASB") has issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period. The Company is in the process of evaluating the impact of adoption of this guidance on the consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

Note 3 - Inventories

As of September 30, 2015 and December 31, 2014, inventories consisted of the following:

	September 30,	December 31,
	2015	2014

Raw material	$263,343	$205,813
Work in progress	1,341,282	1,153,605
Finished goods	4,057,307	2,253,450
	$5,661,932	$3,612,868

Note 4 - Advance to Suppliers

As of September 30, 2015 and December 31, 2014, the Company had an advance to suppliers of $6,243,123 and $8,104,312, respectively. During the year ended December 31, 2014, the Company made certain advance payments to one of its suppliers totaling $5,000,000 to secure a favorable pricing structure on purchase orders submitted. As a result of production delays, on July 1, 2014, the Company entered into an agreement with this supplier to charge interest on these advances at an annual rate of 4.75% with maturity on March 31, 2015, interest to be paid monthly. Shipments received from the supplier were to be credited against the advance payments.  The supplier had the option to repay the short-term advances for any product that it would not be able to deliver at any time. Initial shipments against these purchase orders were received by the Company in July 2014. As of December 31, 2014, the outstanding balance of advance payments to this supplier was $636,791. The advance was paid in full on January 21, 2015. During the nine months ended September 30, 2015 (prior to the date of payment in full) and 2014, the supplier paid interest of $3,870 and $109,548 to the Company, respectively.

Note 5 - Heritage and Cultural Assets

As of September 30, 2015 and December 31, 2014, Nova Museum had heritage and cultural assets of $127,465 and $132,513, consisting principally of collectibles and antiques for exhibition. Depreciation is not required to be provided on heritage assets that have indefinite lives and no reduction in their value with the passage of time; however, the carrying amount of the heritage and cultural assets will be reviewed when there is evidence of impairment in accordance with ASC 360-10.

Note 6 - Plant, Property and Equipment, Net

As of September 30, 2015 and December 31, 2014, plant, property and equipment consisted of the following:

	September 30, 2015	December 31, 2014

Building and workshops	$10,490,325	$10,905,721
Computer and office equipment	675,935	690,913
Autos	1,019,885	1,060,270
Machinery	6,403,577	6,287,877
Decoration and renovation	1,108,045	994,272
Less: accumulated depreciation	(6,356,467)	(5,561,144)
	$13,341,300	$14,377,909

Depreciation expense was $1,031,775 and $884,749 for the nine months ended September 30, 2015 and 2014, respectively; and $339,706 and $295,196 for the three months ended September 30, 2015 and 2014, respectively.

Note 7 - Construction in Progress

At September 30, 2015 and December 31, 2014, the construction in progress mainly consisted of the Company’s new factory construction at Dongguan for $1,877,625 and $767,160, respectively, and the development, programming and design of the Company’s eCommerce platform (a website through which customers are able to browse and place orders online for the Company’s products), a downloadable mobile application (which customers will be able to download onto their own mobile devices to browse the Company’s product offerings), and the Nova sales kit application (used internally on mobile devices at the Company’s franchise stores to enable the Company’s sales representatives to display the Company’s products and inventory to customers visiting the stores) for $724,450 and $611,700, respectively. The total cost for factory construction was $2.45 million (RMB 15,619,776).  As of September 30, 2015, the construction of the factory was approximately 70% complete.  Government approval on the final stage of construction was obtained in September 2015 and construction is expected to be completed by the end of 2015.  The total cost associated with the development, programming, design and roll-out of the Company’s eCommerce platform, downloadable mobile application, and Nova sales kit application is approximately $1.20 million. As of September 30, 2015, the Company’s Nova sales-kit application was partially operational at the Company’s franchise stores.  The Company was also continuing to conduct procedure testing on the eCommerce platform and downloadable mobile application, as well as correcting a few minor errors discovered during the technology programming process as of September 30, 2015.  The Company completed the process of obtaining an ICP (Internet Content Provider) license from the Chinese government and setting up the payment system during August of 2015. The ICP license is a permit issued by the Chinese Ministry of Industry and Information Technology to permit Chinese-based websites to operate in China. The Company launched the service of its eCommerce platform on or about August 7, 2015 and expects to make its downloadable mobile application available to customers by the end of 2015. At September 30, 2015, the Company is committed to pay $0.18 million for the new factory construction (since the Company made a deposit of $0.39 million for factory construction) and $0.48 million for continued testing and error correction with respect to the programming of the Company’s eCommerce platform and downloadable mobile application.

Note 8 - Deposits for Equipment and Factory Construction

At September 30, 2015 and December 31, 2014, deposits mainly consist of $529,633 and $1,264,551 for the deposit payment for construction for a new plant at Nova Dongguan, respectively.

Note 9 - Intangible Assets

Intangible assets consist of land use rights, trademarks and a customer relationship. All land in the PRC is government-owned and the ownership cannot be sold to any individual or company. However, the government grants the user a right to use the land (“land use right”). The Company acquired the right to use land in Dongguan, Guangdong Province, China, in 2004 for $566,769 (RMB 3.6 million) for 50 years and is amortizing such rights on a straight-line basis for 50 years.

At February 28, 2012, the Company acquired another land use right for $534,482 (RMB 3.4 million) with useful life of 50 years and is amortizing such right on a straight-line basis for 50 years.

During the nine months ended September 30, 2015, the Company paid $340,542 (RMB 2.10 million) in levies to the Chinese government in relation to the land use right which was acquired on February 28, 2012.

The Company acquired a customer relationship with a fair value of $50,000 on August 31, 2011, as part of its acquisition of Diamond Bar. Concurrently with its acquisition of Diamond Bar, the Company entered into a trademark purchase and assignment agreement for all rights, title and interest in two trademarks (Diamond Sofa and Diamond Furniture) for $200,000 paid in full at the closing. Amortization of said customer relationship and the trademarks is provided using the straight-line method and estimated lives were 5 years for each.

The Company acquired a customer relationship with a fair value of $6,100,559 on April 24, 2013, as part of its acquisition of Bright Swallow. Amortization of said customer relationship is provided using the straight-line method and estimated life was 15 years.

Intangible assets consisted of the following at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014

Land use right	$1,431,756	$1,144,859
Customer relationship	6,150,559	6,150,559
Trademark	200,000	200,000
Less: accumulated amortization	(1,357,751)	(1,001,692)
	$6,424,564	$6,493,726

Amortization of intangible assets was $362,640 and $359,627 for the nine months ended September 30, 2015 and 2014, respectively, and $120,923 and $119,824 for the three months ended September 30, 2015 and 2014, respectively. Annual amortization expense is expected to be approximately $444,922 over each of the next five years.

Note 10 - Prepaid Expenses and Other Receivables

Other current assets consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Prepaid expenses	$955,548	$554,972
Other receivables	46,323	86,236
Total	$1,001,871	$641,208

Other receivables mainly represented a deposit paid to PayPal and amounts due from employees. At September 30, 2015, prepaid expenses included prepayments for marketing expense of approximately $715,600, consulting fees of approximately $54,200, insurance expenses of approximately $171,500, and other prepaid expenses of approximately $14,300. At December 31, 2014, prepaid expenses included prepayments for the Company’s eCommerce website server hosting fee of approximately $112,700, IR expense of approximately $231,000, consulting fees of approximately $57,400, insurance expenses of approximately $144,200, and other prepaid expenses of approximately $9,600.

Note 11 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014

Other payables	$119,949	$196,233
Salary payable	457,219	574,002
Financed insurance premiums	117,180	67,948
Accrued consulting fees	14,332	140,590
Franchising subsidy	113,221	117,704
Accrued rents	191,776	155,945
Accrued commission	464,266	426,252
Accrued marketing expense	-	419,800
Accrued expenses, others	295,376	371,810

Total	$1,773,319	$2,470,284

At September 30, 2015 and 2014, other accrued expenses mainly included designer fees, legal fees, transportation expenses and utilities.  Other payables represented payables to landlord, contractors and vendors other than for purchase of materials. The franchising subsidy represented the accrued amount the Company will pay to its franchisees as a rebate to support their franchise store decoration expense.

Note 12 - Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.25% and maturity on June 1, 2015. On June 8, 2015, the bank extended and modified the terms of the loan agreement to extend the line of credit up to a maximum of $6,000,000 until July 31, 2015 and $5,000,000 thereafter with an annual interest rate of 4.25% and maturity on September 1, 2015 (the term of which the bank allowed to extend until the renewal described in the following sentence while the bank conducted its own audit associated therewith). On September 28, 2015, Diamond Bar extended the line of credit up to a maximum of $6,000,000 with annual interest of 3.75% and maturity on June 1, 2017. The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of September 30, 2015 and December 31, 2014, Diamond Bar had $5,389,435 and $4,682,614 outstanding on the line of credit, respectively.  During the nine months ended September 30, 2015 and 2014, the Company recorded interest expense of $149,418 and $125,258, respectively; and $49,505 and $46,325 for the three months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the Company had $610,565 available for borrowing without violating any covenants.

The Diamond Bar loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $10 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iii) the pre-tax income must be not less than 1.000% of total revenue quarterly; and (iv) maintain a current ratio in excess of 1.250 to 1.000. As of September 30, 2015, Diamond Bar was in compliance with the stated covenants.  In addition, the loan agreement provides for a cross default provision whereby an event of default on this loan will cause the Nova Macao loan, which is described below, to also be in default, as both loans are from the same lender.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,144,011 (RMB 20 million) with maturity on April 24, 2015.  On November 20, 2014, the Company paid off the line of credit and entered into a new agreement with a reduced line of credit of up to $1,572,006 (RMB 10 million) with a maturity on May 19, 2015.  On May 5, 2015, Nova Dongguan extended the line of credit for lines of $550,202 (RMB 3.5 million) and $1,021,804 (RMB 6.5 million) with maturities on September 6, 2015 and October 18, 2015, respectively. On September 21, 2015, Nova Dongguan paid off the lines of credit and entered into a new agreement with an increased line of credit of up to $3,144,011 (RMB 20 million) for a period up to September 20, 2018. As of September 30, 2015 and December 31, 2014, Nova Dongguan had $2,027,887 (RMB 12.9 million) and $1,062,265 (RMB 6.50 million) outstanding, respectively. The loan currently bears monthly interest of 0.47533% and requires monthly payment on the interest; the interest rate will be adjusted annually.  The loan is due for repayment on September 24, 2016. The loan is secured by the buildings of Nova Dongguan and is guaranteed by the Company’s CEO. During the nine months ended September 30, 2015 and 2014, the Company recorded interest expense of $76,386 and $40,722, respectively; $21,521 and $13,603 for the three months ended September 30, 2015 and 2014, respectively, related to the applicable line of credit agreements. As of September 30, 2015, the Company had $1,116,124 (RMB 7.1 million) available for borrowing without violating any covenants.

On January 22, 2015, Nova Macao renewed a line of credit, with an annual interest rate of 4.25% and principal of up to $6,500,000, with a commercial bank in Hong Kong to extend the maturity date to January 29, 2016. The loan requires monthly payment of interest and that the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance and is guaranteed by Nova Lifestyle and Diamond Bar. As of September 30, 2015 and December 31, 2014, Nova Macao had $1,848,000 outstanding on the line of credit. During the nine months ended September 30, 2015 and 2014, the Company paid interest of $59,776 and $61,305, respectively; $20,071 and $20,072 for the three months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the Company had $4,652,000 available for borrowing without violating any covenants.

The Nova Macao loan has the following covenants: (i) total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $6,500,000, (b) insurance claim limits and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible account receivables are insured buyers by Sinosure assigned to the bank and within established insurance limit; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount shall be settled within 7 days by Nova Macao. As of September 30, 2015, Nova Macao was in compliance with the stated covenants.

Note 13 - Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president. The lease is to be renewed at the beginning of each year. On March 16, 2015, the Company renewed the lease for an additional one year term. The lease was for $31,650 and only for use during two furniture exhibitions to be held between April 1, 2015 and March 31, 2016. During the nine months ended September 30, 2015 and 2014, the Company paid rental amounts of $16,458 and $15,825, respectively. During the three months ended September 30, 2015 and 2014, no rental amounts were paid.

Note 14 - Deferred Rent Payable

Deferred rent payable represented supplemental payments the Company must pay to the residents who originally lived on the land in Dongguan, Guangdong Province, China, to which the Company acquired land use rights for commercial use.

The Company is required to pay an annual management fee of RMB 1,500 ($236) per mu for a total 17.97 mu, or 11,977.42 square meters, from the second year after commencement of the land filling (i.e. from year 2013) for 60 years for a total of approximately $330,121 (RMB 2.1 million). The payment will be made annually with a 5% increase every 5 years. The Company records such fees as expenses on a straight-line basis.

With respect to the supplemental payments the Company must pay the residents who originally lived on the land in Dongguan, Guangdong Province, China, as described in the first sentence of this Note 14, the Company is required to pay an annual amount at RMB 800 ($126) per mu for a total of 60 mu (or 40,000 square meters) starting from 2003 for 60 years for a total of approximately $801,723 (RMB 5.1 million). The payment increases 10% every 5 years. The Company records such expense on a straight-line basis.  During the nine months ended September 30, 2015 and 2014, the Company recorded expense of $14,735 and $14,802, respectively. During the three months ended September 30, 2015 and 2014, the Company recorded expense of $4,840 and $7,811, respectively. As of September 30, 2015 and December 31, 2014, the Company had $87,007 and $85,077 of deferred rent payable, respectively.

Note 15 - Stockholders’ Equity

Warrants

Following is a summary of the warrant activity for the nine months ended September 30, 2015:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2015	1,241,462	$7.90	2.88
Granted	2,000,001	2.71	5.00
Exercised / surrendered	(1,062,912)	2.10	-
Expired	(128,550)	4.50	-
Outstanding at September 30, 2015	2,050,001	2.74	4.57

Exercisable at September 30, 2015	50,000	4.00	0.75

Shares issued to IR Firm

On August 3, 2012, the Company entered into a contract with an investor relations firm. The Company agreed to issue 100,000 shares of common stock to the firm for 24 months of investor relation services. On August 15, 2012, the Company issued the first 50,000 of such 100,000 shares to the investor relations firm, at $2.75 per share, which was the stock price on the date of contract. The Company issued the remaining 50,000 common stock shares on April 30, 2013.  During the nine months ended September 30, 2015 and 2014, the Company amortized $0 and $80,208 as IR expense, respectively. During the three months ended September 30, 2015 and 2014, the Company amortized $0 and $11,458 as IR expense, respectively.

On July 1, 2014, the Company entered into a new contract with another investor relations firm. The Company agreed to issue 100,000 shares of common stock to the firm for 12 months of investor relation services.  The fair value of the 100,000 shares of common stock was $462,000 and was recorded as shares to be issued at September 30, 2014; the fair value was calculated based on the stock price of $4.62 per share on July 1, 2014, and will be amortized over the service term. During the nine months ended September 30, 2015 and 2014, the Company amortized $231,000 and $115,500 as IR expenses, respectively. During the three months ended September 30, 2015 and 2014, the Company amortized $0 and $115,500 as IR expenses, respectively.

Shares and Warrants issued to Consultants

On July 1, 2013, the Company entered into a consulting agreement with a consulting firm in China for providing management M&A, business strategy and financing consultation services effective July 15, 2013. The Company agreed to issue 50,000 shares of common stock to the firm for 12 months of consulting services starting on July 15, 2013. The Company also agreed to issue three-year warrants for the firm to purchase 50,000 shares of the Company’s common stock with an exercise price of $4 per share. Both the common stock and warrants shall be issued to Consultant or its designees within 7 business days upon execution of the Agreement. The fair value of the 50,000 shares of common stock was $200,000 at July 1, 2013, and will be amortized over the service term.  During the nine months ended September 30, 2015 and 2014, the Company amortized $0 and $100,000 as consulting expenses, respectively. During the three months ended September 30, 2015 and 2014, the Company amortized $0 as consulting expenses.

The warrants issued to the consulting firm are exercisable for a fixed number of shares, and are classified as equity instruments. The Company accounted for the warrants issued based on the fair value method under ASC Topic 505, and the fair value of the warrants was calculated using the Black-Scholes model under the following assumptions: estimated life of 3 years, volatility of 353%, risk-free interest rate of 0.66% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. Because these equity-classified warrants are vested immediately and are non-forfeitable; based on ASC 505-50, performance commitment has been reached at the grant date, and accordingly, the measurement date is the grant date.  The fair value of the warrants issued to the consulting firm at grant date was $194,989, and will be amortized over the service term. During the nine months ended September 30, 2015 and 2014, the Company recorded $0 and $76,629 each as warrant expense, respectively. During the three months ended September 30, 2015 and 2014, the Company recorded $0 as warrant expense.

On August 15, 2014, the Company entered into a consulting agreement with a consulting firm for general business advisory, marketing and administration, and business strategy consulting services effective on September 1, 2014. The Company agreed to issue 10,000 shares of common stock to the firm for 12 months of consulting services starting on September 1, 2014. The fair value of the 10,000 shares of common stock was $42,000, which was calculated based on the stock price of $4.20 per share on September 1, 2014, and will be amortized over the service term.  During the nine months ended September 30, 2015 and 2014, the Company amortized $26,250 and $5,250 as consulting expenses, respectively. During the three months ended September 30, 2015 and 2014, the Company amortized $5,250 for each period as consulting expenses.

On December 1, 2014, the Company entered into a consulting agreement with a consulting firm for management consulting services effective on December 1, 2014. The Company agreed to issue 60,000 shares of common stock to the firm for three years of consulting services. The shares will be issued according to the following vesting schedule set forth herein: The initial 10,000 shares were required to be issued within 30 days upon signing of the agreement. For the remaining 50,000 shares, the Company will issue to the consultant 10,000 shares of common stock on or before each of June 1, 2015, December 1, 2015, June 1, 2016, December 1, 2016 and June 1, 2017. The Company or the consultant may terminate the agreement at any time by a 90 day written notice to the other party. The fair value of the 60,000 shares was $224,400, which was calculated based on the stock price of $3.74 per share on December 1, 2014 and will be amortized over the service term. During the nine months ended September 30, 2015, the Company amortized $56,100 as consulting expenses. During the three months ended September 30, 2015, the Company amortized $18,700 as consulting expenses.

On March 1, 2015, the Company entered into a marketing agreement with a consultant for marketing and product promotion services effective on March 1, 2015. The Company agreed to grant the consultant $100,000 worth of shares of the Company’s common stock for 12 months of consulting services starting on March 1, 2015. The shares vested immediately on March 1, 2015. The share price was calculated as the average closing price per share for ten trading days immediately prior to the execution of the agreement and will be amortized over the service term. On March 9, 2015, the Company issued 38,745 shares at an average price of $2.581 each to the consultant. During the nine months ended September 30, 2015, the Company amortized $58,333 as consulting expenses. During the three months ended September 30, 2015, the Company amortized $25,000 as consulting expenses.

On September 14, 2015, the Company entered into a business marketing advisory agreement with a consultant for marketing and general consulting services effective on August 15, 2015. The Company agreed to pay the consultant a monthly fee of $5,000 and also granted 18,348 shares of the Company’s common stock to the consultant for 12 months of services starting on August 15, 2015. Twenty-five percent (25%) of those shares will vest on November 15, 2015, 25% on February 15, 2016, 25% on May 15, 2016 and the remaining 25% on August 15, 2016. The fair value of the 18,348 shares was $45,870, which was calculated based on the stock price of $2.50 per share on August 15, 2015 and will be amortized over the service term. During the nine and three months ended September 30, 2015, the Company amortized $5,734 as consulting expenses.

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

In connection with a Securities Purchase Agreement entered on May 28, 2015, the Company issued 660,030 shares of common stock to the holders of the Company’s 2014 Series A Warrants in exchange for the termination and surrender of such warrants, 310,478 shares of the Company’s common stock was issued to the holders of the Company’s 2014 Series C Warrants in exchange for the surrender and termination of such warrants, and 92,404 shares of the Company’s common stock was issued to the Placement Agent of the Company’s 2014 Series PA Warrants in exchange for the surrender and termination of such warrants.  As of September 30, 2015, there were no warrants from the April 14, 2014 private placement outstanding.

The Company estimated the fair value of its warrants as of December 31, 2014 using the Binomial option pricing model using the following assumptions:

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

In a concurrent private placement, the Company also sold to the Purchasers a warrant to purchase one share of the Company’s Common Stock for each share purchased for cash in the offering, pursuant to that certain Common Stock Purchase Warrant, by and between the Company and each Purchaser (the “2015 Warrants”). The 2015 Warrants will be exercisable beginning on the six month anniversary of the date of issuance (the "Initial Exercise Date") at an exercise price of $2.71 per share and will expire on the five year anniversary of the Initial Exercise Date. The purchase price of one share of the Company’s Common Stock under the 2015 Warrant is equal to the exercise price.

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

Shares issued to Independent Directors

In July 2014, the Company entered into restricted stock award agreements (under the 2014 Omnibus Long-Term Incentive Plan) with four independent directors of the Board. The Company agreed to grant 5,000 shares to one independent director and 4,000 shares to each of three other of its independent directors with a grant date of July 9, 2014. The restricted period lapses as to twenty-five percent (25%) of the restricted stock on each of the three-month, six-month, nine-month and twelve-month anniversaries of the grant date. The fair value of these shares was $81,090, which was calculated based on the stock price of $4.77 per share on July 9, 2014. During the nine months ended September 30, 2015 and 2014, the Company amortized $36,889 and $18,662 as directors’ stock compensation expenses. During the three months ended September 30, 2015 and 2014, the Company amortized $ 1,777 as directors’ stock compensation expenses and a reversal of $5,100 for overstated stock compensation expenses recorded in prior period, and $18,662.

In March 2015, the Company entered into restricted stock award agreements (under the 2014 Omnibus Long-Term Incentive Plan) with three independent directors of the Board. The Company agreed to grant 12,195 shares to each of these independent directors with a grant date of March 24, 2015. The restricted period lapses as to twenty-five percent (25%) of the restricted stock on September 30, 2015, December 31, 2015, March 31, 2016 and June 30, 2016, subject to the director remaining in the continuous service of the Company or its affiliates on each applicable vesting date. The fair value of these shares was $119,999, which was calculated based on the stock price of $3.28 per share on March 24, 2015. During the nine and three months ended September 30, 2015, the Company amortized $62,794 and $30,246 as directors’ stock compensation expenses, respectively.

In May 2015, the Company entered into a restricted stock award agreement (under the 2014 Omnibus Long-Term Incentive Plan) with a new independent director. The Company agreed to grant 12,195 shares to the new independent director with a grant date of May 19, 2015. The restricted period lapses as to twenty-five percent (25%) of the restricted stock on September 30, 2015, December 31, 2015, March 31, 2016 and June 30, 2016, subject to the director remaining in the continuous service of the Company or its affiliates on each applicable vesting date. The fair value of these shares was $38,292, which was calculated based on the stock price of $3.14 per share on May 19, 2015. During the nine and three months ended September 30, 2015, the Company amortized $19,199 and $9,652 as director’s stock compensation expenses, respectively.

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

At September 30, 2015 and December 31, 2014, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital. Nova Dongguan did not make any transfer to surplus reserves due to its accumulated deficit.

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

Note 17 - Geographical Sales

Geographical distribution of sales consisted of the following for the nine and three months ended September 30, 2015 and 2014:

	For Nine Months Ended September 30,		For Three Months Ended September 30,
Geographical Areas	2015	2014	2015	2014

China*	$13,476,757	$12,156,477	$4,927,542	$4,418,156
North America	57,165,885	44,248,448	21,762,517	18,332,753
Asia**	2,131,136	4,050,094	753,325	818,534
Europe	6,924,119	8,160,461	1,368,953	1,943,704
Australia	386,601	292,909	159,032	130,677
Hong Kong	67,699	693,590	20,492	214,747
Other countries	50,371	107,003	-	34,301
	$80,202,568	$69,708,982	$28,991,861	$25,892,872

* excluding Hong Kong
** excluding China

Note 18 - Commitments and Contingencies

Capital Commitment

As at September 30, 2015, the Company had contracted capital commitments in respect of construction for its new factory at Dongguan of $0.18 million, and for continued testing and error correction with respect to the programming of the Company’s eCommerce platform and downloadable mobile application of $0.48 million.

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

On January 7, 2014, the Company entered into a sublease agreement with Diamond Bar for warehouse space with a 5 year term commencing on November 1, 2013 and expiring on October 31, 2018. The Company subleased a portion of its warehouse space to one of its customers with a 1 year term commencing on December 1, 2013 and expiring on November 30, 2014. The Company renewed the contract for another 1 year term on November 30, 2014. The sublease income was recorded against the rental expense. During the nine months ended September 30, 2015 and 2014, the Company recorded $55,224 and $47,500 sublease income, respectively. During the three months ended September 30, 2015 and 2014, the Company recorded $18,337 and $17,700 sublease income, respectively.

On September 19, 2013, Bright Swallow entered into a lease agreement for office space in Hong Kong with a two year term, commencing on October 1, 2013 and expiring on September 30, 2015.  On September 15, 2015, Bright Swallow renewed the lease with another two year term, commencing on October 1, 2015 and expiring on September 30, 2017. The monthly rental payment is 20,000 Hong Kong Dollars ($2,581).

The Company has entered into several lease agreements for office and warehouse space in Commerce, California and showroom space in Las Vegas, Nevada and High Point, North Carolina on monthly or annual terms.

Total rental expense for the nine months ended September 30, 2015 and 2014 was $495,782 and $389,081, respectively. Total rental expense for the three months ended September 30, 2015 and 2014 was $159,847 and $168,860, respectively. The rental expense is recorded on a straight-line basis over the term of the lease.

The total minimum future lease payments are as follows:

12 Months Ended September 30,	Amount
2016	$564,363
2017	580,365
2018	565,880
2019	47,271
2020	-
Thereafter	-
Total	$1,757,879

Employment Agreements

On May 3, 2013, the Company entered into an amended and restated employment agreement with Thanh H. Lam to serve as the Company’s president for five years. The agreement provides for an annual salary of $80,000, 200,000 shares of the Company’s common stock and an annual bonus at the sole discretion of the Board. The 200,000 shares to be issued to Ms. Lam are subject to the terms of a stock award agreement. The first 50,000 shares of common stock were vested immediately, and the remaining shares shall be vested at 50,000 shares per year for three years on each anniversary of the effective date of the stock award agreement. During the nine months ended September 30, 2015 and 2014, the Company recorded $143,250 and $143,275 as stock-based compensation to Thanh H Lam, respectively. During the three months ended September 30, 2015 and 2014, the Company recorded $47,750 and $47,750 as stock-based compensation to Thanh H Lam, respectively.

On November 10, 2014, the Company’s Board of Directors ratified the 2015 annual compensation of the Company’s CEO, CFO and President as approved by the Company’s Compensation Committee, and, upon the recommendation of the Company’s Compensation Committee, approved the grant of Restricted Stock Units to the Company’s CEO, CFO and President.  The cash compensation for such officers will remain the same as in 2014 ($100,000 for CEO, $80,000 for CFO and $80,000 for the President).  In addition, each of them will receive a grant of 46,403 Restricted Stock Units (“RSU”).  The fair value of the 46,403 shares of RSU was $200,000, which was calculated based on the stock price of $4.31 per share on October 27, 2014, the date the awards were determined by the Compensation Committee.  The RSU grants will be vested 25% on March 30, 2015, 25% on June 30, 2015, 25% on September 30, 2015 and 25% on December 31, 2015. During nine months ended September 30, 2015, the Company recorded $450,000 as stock-based compensation to the officers. During three months ended September 30, 2015, the Company recorded $150,000 as stock-based compensation to the officers.

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

IKEA has strict standards and processes to choose and qualify its vendors and suppliers.  In order to be qualified as an IKEA supplier, a company must go through a review, inspection and approval process according to IKEA standards which include the supplier’s operating history, manufacturing facility and equipment,  production capacity, raw materials, employee benefits and work safety, environmental protection and compliance with laws and regulations, among other things.  Nova began the discussions with IKEA to become a supplier in 2012.  In order to expedite the qualification process with IKEA, we decided to incorporate a new company and construct a new facility/workshop in full compliance with IKEA's special requirements. Therefore, we incorporated Ding Nuo, built a manufacturing facility/workshop and leased it to Ding Nuo specifically for engaging in business with IKEA.  In early September 2014, Ding Nuo completed production of an initial purchase order from IKEA.  The purchase was made under a Contract Review Trading Area – Supplier.   IKEA finished installing a Purchase Agreement (the “PUA”) system into Nova’s computer system in early October 2014, so that IKEA is able to place future orders through the system for Nova to execute.   Ding Nuo has successfully fulfilled IKEA’s testing orders (in terms of timing, product quality, delivery and other requirements), and completed test manufacturing of certain new styles and furniture for which demand is well-established at IKEA’s request, and we passed IKEA’s quality inspection.  IKEA has provided us with a yearly order plan and adjusted the yearly order plan to increase the volume in June and August of 2015. We expect IKEA to maintain or increase its order volume for the foreseeable future.

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

Principal Factors Affecting Our Financial Performance

Significant factors that we believe could affect our operating results are the (i) cost of raw materials; (ii) prices of our products to our international retailer and wholesaler customers and their markup to end consumers; (iii) consumer acceptance of our new brands and product collections; and (iv) general economic conditions in the U.S., Canadian, Chinese, European and other international markets. We have experienced and anticipate continued fluctuation in raw material costs as a result of world economic conditions, such as the price of stainless and carbon steel. We can normally pass the raw material cost increase to our customers, but there may be a time lag as we renegotiate pricing with our customers on existing products and introduce new product collections. We attempt to mitigate short-term risks of raw material price swings in between customer price negotiations by purchasing some raw materials in advance based on forecasted production needs. In addition, we are less susceptible to these short-term raw material pricing risks in the Chinese retail market because we reserve the right under our product franchise agreements to adjust our wholesale and retail product pricing based on raw material price fluctuations, providing franchisees with at least one month’s notice prior to price adjustment. We believe most of our customers are willing to pay us higher prices for our high quality and stylish products, timely delivery and strong production capacity, which we expect will allow us to maintain high gross profit margins for our products. We have diversified our products by introducing brands and product collections exclusively for China, acquiring the Diamond Sofa brand in the U.S. market and developing higher-margin products for the U.S. and international markets, acquiring Bright Swallow for the Canadian market and establishing Ding Nuo for doing business with IKEA. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites also should allow us to maintain our high gross profit margins. The markets in North America and Europe remain challenging because they are experiencing a slower than anticipated recovery from the recent international financial crisis and the Euro-area crisis in particular. However, we believe that discretionary purchases of furniture by middle to upper middle-income consumers, our target global consumer market, will increase along with expected growth in the worldwide furniture trade and recovery of housing markets. Furthermore, we believe that our expansion of direct sales in the U.S. will have a positive impact on our net sales and net income, while helping to diversify our customer base and end consumer markets.

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

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates and assumptions made by us, include, but are not limited to, the allowance for bad debt, valuation of inventories, unrecognized tax benefits, valuation allowance for deferred tax assets, assumptions used in assessing impairment  of long-lived assets and goodwill and fair value of warrant derivative liability. Actual results could differ from those estimates.

Accounts Receivable

Our policy is to maintain an allowance for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  We maintained an allowance for bad debt of $469,095 and $398,991 as of September 30, 2015 and December 31, 2014, respectively.  We recognized a loss of $651,989 and $76,438 from bad debts during the nine months ended September 30, 2015 and 2014, respectively; $614,291 and $39,887 during the three months ended September 30, 2015 and 2014, respectively.  This loss primarily resulted from the inability to collect accounts receivable from one of Nova Macao’s customers .  The Company has ceased doing business with this customer and anticipates that the allowance for bad debt will return to historical levels in the future.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault.  As alternatives for the product return option, the customers have options of asking a discount from us for the products with quality issues or receiving replacement parts from us at no cost. The amount for return of products, the discount provided to the customers and cost for the replacement parts were immaterial for the nine and three months ended September 30, 2015 and 2014.

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

The Financial Accounting Standards Board ("FASB") has issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period. We are in the process of evaluating the impact of adoption of this guidance on the consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

Results of Operations

Comparison of Three Months Ended September 30, 2015 and 2014

The following table sets forth the results of our operations for the three months ended September 30, 2015 and 2014. Certain columns may not add due to rounding.

	Three Months Ended September 30,
	2015		2014
	$	% of Sales	$	% of Sales
Net sales	28,991,861		25,892,872
Cost of sales	24,714,211	85%	20,001,433	77%
Gross profit	4,277,650	15%	5,891,439	23%
Operating expenses	4,080,841	14%	3,309,564	13%
Income from operations	196,809	1%	2,581,875	10%
Other income (expenses), net	(1,659)	(0%)	616,633	2%
Income tax expense	164,745	1%	77,825	0%
Net income	30,405	0%	3,120,683	12%

Net Sales

Net sales for the three months ended September 30, 2015, were $28.99 million, an increase of 12% from $25.89 million in the same period of 2014; this increase in net sales resulted primarily from a 33% increase in sales volume despite a 15% decrease in average selling price.  Our subsidiary Ding Nuo, which was formed in October 2013, contributed $1.53 million to sales for the three months ended September 30, 2015, compared to $0.62 million in the same period of 2014. Our overall average selling price decreased approximately 15% in the three months ended September 30, 2015, compared to the same period of 2014, resulting primarily from increased sales volume of low priced products in both the Chinese domestic market and worldwide. Our sales volume increased approximately 33% in the three months ended September 30, 2015, compared to the same period of 2014. Our largest selling product categories in the three months ended September 30, 2015 and 2014 were sofas, dining tables and cabinets, which accounted for approximately 24%, 16% and 17% of sales, respectively, for the three months ended September 30, 2015; and 37%, 15% and 16% of sales, respectively, for the three months ended September 30, 2014.

Of the $3.10 million increase in net sales in the three months ended September 30, 2015, compared to the same period of 2014, $2.59 million was attributable to sales in markets other than China, principally as a result of increased sales in North America. North American sales increased 19% to $21.76 million in the three months ended September 30, 2015, compared to $18.33 million in the same period of 2014, as we aggressively expanded sales to the U.S. and Canadian markets and continued to integrate the operations of Bright Swallow.  As part of our gradual change in sales and marketing strategy launched in 2012, we increased marketing efforts in the U.S. markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Europe were $1.37 million in the three months ended September 30, 2015, a decrease of 30% from $1.94 million in the same period of 2014, primarily as a result of the sluggish European economy. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. Sales to Asia, excluding China and Hong Kong, and other countries, decreased 7% to $0.91 million in the three months ended September 30, 2015, compared to $0.98 million in the same period of 2014, primarily due to the decrease of sales orders from our major customers in Asia. Sales to Hong Kong decreased 90% to $0.02 million in the three months ended September 30, 2015, compared to $0.21 million in the same period of 2014, primarily due to the decrease in sales orders from customers in that region.

Sales to China, which included sales to franchisees in addition to wholesalers and agents to domestic retail stores and distributors for the export market, accounted for 17% of sales in the three months ended September 30, 2015, which had approximately the same percentage as in the same period of 2014. Sales to franchisees selling our branded products in China contributed approximately $0.21 million or 4% of our total China sales in the three months ended September 30, 2015, compared to $0.57 million or 13% in the same period of 2014. We are currently adopting new image standards as well as product lines for our franchise operations that will take time to develop.  First, through our production line, we intend to produce some products made from marble material. Second, we intend to import a range of additional products from the U.S. or Europe. We also intend to enrich our product lines to include a bedroom series, which would include beds, bed side tables, mattresses (which could be imported or purchased in China) and bedding sets including bed sheets, pillowcases, quilt covers, and other items (which can be purchased within China). Overall sales to China increased 12% to $4.93 million in the three months ended September 30, 2015 compared to $4.42 million in the same period of 2014 as a result of increased sales from our subsidiary, Ding Nuo, to IKEA.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 24% to $24.71 million in the three months ended September 30, 2015, compared to $20.00 million in the same period of 2014, due primarily to an increase in purchases of products from third party manufacturers. Cost of sales for products that we manufactured was $4.33 million in the three months ended September 30, 2015, a 12% decrease from $4.94 million in the same period of 2014, primarily as a result of a reduction in the volume of our products manufactured by Nova Dongguan, arising from decreased sales orders from our franchise network and wholesalers and agents for domestic Chinese retailers in light of the sluggish Chinese economy.  Material costs, labor costs and related overhead accounted for 75%, 16% and 9% of the cost of sales for such products in the three months ended September 30, 2015, compared to 69%, 22% and 9% in the same period of 2014, respectively. The cost of products purchased from third party manufacturers increased 35% to $20.39 million in the three months ended September 30, 2015, from $15.06 million in the same period of 2014. The increase of products purchased from third party manufacturers is primarily due to increased sales orders, particularly since Diamond Bar and Nova Macao are furniture wholesale companies, meaning that nearly all of their inventories are purchased from outside manufacturers. Cost of sales as a percentage of net sales increased to 85% in the three months ended September 30, 2015, compared to 77% in the same period of 2014. The increase in cost of sales as a percentage of net sales from the three months ended September 30, 2015 compared to the same period during 2014 resulted primarily from increased cost of products purchased from third party manufacturers.

Gross Profit

Gross profit decreased 27% to $4.28 million in the three months ended September 30, 2015, compared to $5.89 million in the same period of 2014. The decrease in gross profit resulted primarily from an increase in cost of sales. Our gross profit margin decreased to 15% in the three months ended September 30, 2015, compared to 23% in the same period of 2014. The decrease in gross profit margin resulted primarily from increased cost of sales as a percentage of net sales, which was due primarily to an increased cost of products purchased from third parties, namely, the Company’s suppliers increased their sales prices which resulted in higher purchase prices charged to the Company for these products; in addition, we attracted more sales orders from certain big trading company customers by lowering the sales price to them.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, research and development expenses, goodwill impairment, and loss on disposal of fixed assets. Operating expenses were $4.08 million in the three months ended September 30, 2015, compared with $3.31 million in the same period of 2014. Selling expenses increased 33% to $1.57 million in the three months ended September 30, 2015, from $1.17 million in the same period of 2014, due primarily to increased sales and marketing expense. General and administrative expense increased 18% to $2.51 million in the three months ended September 30, 2015, from $2.13 million in the same period of 2014, due primarily to an increase of employee stock-based compensation by approximately $150,000, professional fees by approximately $126,000, and bad debt expense by approximately $573,000.  This was all notwithstanding a decrease in consulting fees by approximately $212,000 and insurance expenses by approximately $43,000.

Other Income (Expenses), Net

Other expenses, net was $1,659 in the three months ended September 30, 2015, compared with other income, net, of $616,633 in the same period of 2014, meaning a decrease in other income of $618,292. The decrease in other income was due primarily to a change in fair value and extinguishment of warrant liability which was decreased to $17,644 as an expense in the three months ended September 30, 2015 from $630,264 as income in the same period of 2014. Change in the fair value and extinguishment of warrant liability is the amount of total fair value gains or losses relating to warrant liabilities held during and at the reporting date. The primary factor that caused material changes in the fair value and extinguishment of the warrant liability is our stock price.

Income Tax Expense

Income tax expense was $164,745 in the three months ended September 30, 2015, compared with $77,825 in the same period of 2014.  Income tax was low in the three months ended September 30, 2014 as certain subsidiaries commenced to incur losses in the third quarter of 2014 and resulted in a reversal of income tax provision.

Net Income

Net income was $0.03 million in the three months ended September 30, 2015, a decrease of 99% from $3.12 million of net income for the same period of 2014. This decrease was mainly due to an increased cost of sales by 24% for the three months ended September 30, 2015, compared to the corresponding period of 2014, primarily as a result of increased purchases of products from third party manufacturers. Our net profit margin, excluding the loss on change in fair value and extinguishment of warrant liability of $17,644, was 0.17% in the three months ended September 30, 2015, a decrease of 98% from 9.62% for the same period of 2014 after excluding the income on change in fair value of warrant liability of $630,264.

Comparison of Nine Months Ended September 30, 2015 and 2014

The following table sets forth the results of our operations for the nine months ended September 30, 2015 and 2014. Certain columns may not add due to rounding.

	Nine Months Ended September 30,
	2015		2014
	$	% of Sales	$	% of Sales
Net sales	80,202,568		69,708,982
Cost of sales	66,666,614	83%	55,592,993	80%
Gross profit	13,535,954	17%	14,115,989	20%
Operating expenses	10,682,994	13%	9,435,005	14%
Income from operations	2,852,960	4%	4,680,984	7%
Other income (expenses), net	(912,948)	(1%)	2,848,217	4%
Income tax expense	424,273	1%	752,311	1%
Net income	1,515,739	2%	6,776,890	10%

Net Sales

Net sales for the nine months ended September 30, 2015, were $80.20 million, an increase of 15% from $69.71 million in the same period of 2014; this increase in net sales resulted primarily from a 21% increase in sales volume despite a 6% decrease in average selling price.  Our subsidiary Ding Nuo, which was formed in October 2013, contributed $4.36 million to sales for the nine months ended September 30, 2015, compared to $0.95 million in the same period of 2014. Our overall average selling price decreased approximately 6% in the nine months ended September 30, 2015, compared to the same period of 2014, resulting primarily from increased sales volume of lower-priced products in both the Chinese domestic market and worldwide. Our largest selling product categories in the nine months ended September 30, 2015 and 2014 were sofas, cabinets and dining tables, which accounted for approximately 31%, 16% and 15% of sales, respectively, for the nine months ended September 30, 2015; and 37%, 17% and 15% of sales, respectively, for the nine months ended September 30, 2014.

Of the $10.49 million increase in net sales in the nine months ended September 30, 2015, compared to the same period of 2014, $9.17 million was attributable to sales in markets other than China, principally as a result of increased sales in North America. North American sales increased 29% to $57.17 million in the nine months ended September 30, 2015, compared to $44.25 million in the same period of 2014 as we aggressively expanded sales to the U.S. and Canadian markets and integrated the operations of Bright Swallow.  As part of our gradual change in sales and marketing strategy launched in 2012, we increased marketing efforts in the U.S. markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Europe were $6.92 million in the nine months ended September 30, 2015, a decrease of 15% from $8.16 million in the same period of 2014, primarily as a result of the sluggish European economy. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. Sales to Asia, excluding China and Hong Kong, and other countries, decreased 42% to $2.57 million in the nine months ended September 30, 2015, compared to $4.45 million in the same period of 2014, primarily due to the decrease of sales orders from our major customers in Asia. Sales to Hong Kong decreased 90% to $0.07 million in the nine months ended September 30, 2015, compared to $0.69 million in the same period of 2014, primarily due to the decrease in sales orders from customers in that region.

Sales to China, which included sales to franchisees in addition to wholesalers and agents to domestic retail stores and distributors for the export market, accounted for 17% of sales in the nine months ended September 30, 2015, which had approximately the same percentage as in the same period of 2014. Sales to franchisees selling our branded products in China contributed approximately $0.77 million or 6% of our total China sales in the nine months ended September 30, 2015, compared to $1.61 million or 13% in the same period of 2014. Overall sales to China increased 11% to $13.48 million in the nine months ended September 30, 2015 compared to $12.16 million in the same period of 2014 as a result of increased sales from our subsidiary, Ding Nuo, to IKEA.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 20% to $66.67 million in the nine months ended September 30, 2015, compared to $55.59 million in the same period of 2014, due primarily to an increase in sales and production. Cost of sales for products that we manufactured was $12.66 million in the nine months ended September 30, 2015, a 4% decrease from $13.23 million in the same period of 2014. Material costs, labor costs and related overhead accounted for 68%, 22% and 10% of the cost of sales for such products in the nine months ended September 30, 2015, compared to 66%, 22% and 12% in the same period of 2014, respectively. The cost of products purchased from third party manufacturers increased 27% to $54.01 million in the nine months ended September 30, 2015, from $42.36 million in the same period of 2014. The increase of products purchased from third party manufacturers is primarily due to increased sales orders, particularly since Diamond Bar and Nova Macao are furniture wholesale companies, meaning that nearly all of their inventories are purchased from outside manufacturers. Cost of sales as a percentage of net sales increased to 83% in the nine months ended September 30, 2015, compared to 80% in the same period of 2014. The increase in cost of sales as a percentage of net sales from the nine months ended September 30, 2015 compared to the same period during 2014 resulted primarily from an increased cost of products purchased from third parties.

Gross Profit

Gross profit decreased 4.11% to $13.54 million in the nine months ended September 30, 2015, compared to $14.12 million in the same period of 2014. The decrease in gross profit resulted primarily from an increase in cost of sales. Our gross profit margin decreased to 17% in the nine months ended September 30, 2015, compared to 20% in the same period of 2014. The decrease in gross profit margin resulted primarily from increased cost of sales as a percentage of net sales, which was due primarily to an increased cost of materials and products purchased from third parties; in addition, we attracted more sales orders from certain big trading company customers by lowering the sales price to them.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, research and development expenses, goodwill impairment, and loss on disposal of fixed assets. Operating expenses increased 13% to $10.68 million in the nine months ended September 30, 2015, from $9.44 million in the same period of 2014. Selling expenses increased 39% to $3.89 million in the nine months ended September 30, 2015, from $2.80 million in the same period of 2014, due primarily to increased sales and marketing expense. General and administrative expense increased by 17% to $6.80 million in the nine months ended September 30, 2015, from $5.80 million in the same period of 2014, due primarily to an increase in professional fees by approximately $85,000, bad debt expense by approximately $563,000, and employee and director stock-based compensation by approximately $550,000. These increases were offset by decreases in license fees by approximately $130,000 and research and development expense by approximately $108,000.  Goodwill impairment charge in the nine months ended September 30, 2015 was zero, compared to $808,518 impairment related to Bright Swallow during the same period of 2014.

Other Income (Expenses), Net

Other expenses, net was $912,948 in the nine months ended September 30, 2015, compared with other income, net, of $2,848,217 in the same period of 2014, a decrease in other income of $3,761,165. The decrease in other income was due primarily to a change in fair value and extinguishment of warrant liability which was decreased to $767,096 as an expense in the nine months ended September 30, 2015 from $2,841,177 as income in the same period of 2014.

Change in the fair value and extinguishment of warrant liability is the amount of total fair value gains or losses relating to warrant liabilities held during and at the reporting date. The primary factor that caused material changes in the fair value and extinguishment of the warrant liability is our stock price.

Income Tax Expense

Income tax expense was $424,273 in the nine months ended September 30, 2015, compared with $752,311 in the same period of 2014.  The decrease in income tax expense was mainly due to decreased taxable income.  Excluding the change in fair value of warrant liability which is not subject to tax, the effective income tax rate was 15.67% for the nine months ended September 30, 2015 and 16.05% for the same period of 2014.

Net Income

Net income was $1.52 million in the nine months ended September 30, 2015, a decrease of 78% from $6.78 million for the same period of 2014. Our net profit margin, excluding the loss on change in fair value and extinguishment of warrant liability of $767,096, was 2.85% in the nine months ended September 30, 2015, a decrease of 50% from 5.65% for the same period of 2014 after excluding the income on change in fair value of warrant liability of $2,841,177.

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

As we continue to execute our growth strategy focused on aggressively expanding sales, particularly in the U.S. and China, we remain focused on improving net margins and bottom line growth.  As noted above, while a particular focus in this regard is on reducing reliance on lower margin third party manufacturing and expansion of our own higher margin production facilities, we have in recent periods found it necessary to increase reliance on third party providers in order to meet demand for particular products required by certain of our customers. We also believe there is elasticity in pricing our higher end products and an ongoing opportunity to improve our product mix which should help us to stay in step with cost increases.  We further believe that increased direct sales in China, including the start-up of an internet sales platform for us to take internet orders in China, will positively impact profitability.

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

We had net working capital of $48,318,764 at September 30, 2015, an increase of $13,793,801 from net working capital of $34,524,963 at December 31, 2014. The ratio of current assets to current liabilities was 4.20-to-1 at September 30, 2015.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2015 and 2014:

	2015	2014
Cash (used in) provided by:
Operating activities	$(4,217,872)	$(6,759,230)
Investing activities	(1,439,429)	(2,786,697)
Financing activities	5,388,462	9,090,620

Net cash used in operating activities was $4.22 million in the nine months ended September 30, 2015, a decrease of cash outflow of $2.54 million from $6.76 million of cash used in operating activities in the same period of 2014. The decrease in cash outflow was attributable primarily to improved timely collection on accounts receivables. Also, our cash inflow for advance payments to suppliers was $1.84 million during the nine months ended September 30, 2015, compared to $2.84 million outflow in the same period of 2014, despite cash outflow from other current assets of $0.60 million and cash outflow from other payables of $0.67 million in the nine months ended September 30, 2015.

Net cash used in investing activities was $1.44 million in the nine months ended September 30, 2015, a decrease of cash outflow of $1.35 million from $2.79 million in the same period of 2014. In the nine months ended September 30, 2015, we paid government levies of $0.34 million in relation to acquisition of land use rights, $0.52 million for the acquisition of property and equipment, and $0.56 million for construction in progress for our eCommerce platform and downloadable mobile application and new factory construction in Dongguan. In the same period of 2014, we paid $1.37 million for acquisition of property and equipment, and $0.78 million for deposits on plant construction and website design, and $0.64 million for construction in progress for our website, mobile application designs and new factory construction in Dongguan.

Net cash provided by financing activities was $5.39 million in the nine months ended September 30, 2015, a decrease of $3.70 million from cash inflow of $9.09 million in the same period of 2014. In the nine months ended September 30, 2015, we repaid $26.52 million for bank loans, but borrowed $28.26 million from bank loans. We also received $3.65 million from shares issued through a private placement. In the same period of 2014, we received $21.42 million proceeds from bank loans, but repaid $21.66 million in bank loans, and received $0.45 million from warrants exercised, $8.14 million from shares issued through a private placement and $0.75 million proceeds from subscription receivable.

As of September 30, 2015, we had gross accounts receivable of $49,891,528, of which $33,082,618 was with aging within 90 days, $11,536,209 was with aging over 90 days but within 180 days and $5,272,701 was with aging over 180 days but within 240 days; we had an allowance for bad debt of $469,095 for accounts receivable. As of October 26, 2015, all of $43,370,501 of accounts receivable outstanding at December 31, 2014 had been collected, and $7,749,254 of accounts receivable outstanding at September 30, 2015 had been collected.

As of September 30, 2015, the annualized accounts receivable turnover rate was 2.31 compared with 2.83 as of September 30, 2014. The decrease of accounts receivable turnover rate was due to promoting new product lines by extending sales terms on accounts receivable during the nine months ended September 30, 2015.  Accordingly, the days sales outstanding (annualized) was 157.68 days at September 30, 2015, compared to 129.00 days at September 30, 2014.

The annualized inventory turnover rate was 19.17 at September 30, 2015, compared with 15.69 at September 30, 2014. The increase of inventory turnover rate was due to receiving more sales orders for fast-selling products.

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

Private Placements

On April 14, 2014, we entered into a Securities Purchase Agreement (the “2014 Purchase Agreement”) with certain purchasers (the “Buyers”) pursuant to which the Company sold to the Buyers, in a registered direct offering, an aggregate of 1,320,059 shares of common stock, par value $0.001 per share, at a negotiated purchase price of $6.78 per share, for aggregate gross proceeds to us of $8.95 million, before deducting fees to the placement agent of $716,000 and other estimated offering expenses of $20,000 payable by the Company.

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

On May 28, 2015, we entered into a Securities Purchase Agreement (the “2015 Purchase Agreement”) with certain purchasers (the “Purchasers”) pursuant to which the Company offered to the Purchasers, in a registered direct offering, an aggregate of 2,970,509 shares of common stock, par value $0.001 per share. 2,000,001 shares of the common stock was sold to the Purchasers at a negotiated purchase price of $2.00 per share, for aggregate gross proceeds to the Company of $4,000,002, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. In accordance with the terms of the 2015 Purchase Agreement, those outstanding Series A Warrants described above and issued in connection with the transactions contemplated by the 2014 Purchase Agreement were exchanged for 660,030 shares of our Common Stock, and the outstanding Series C Warrants described above and issued in connection with the transactions contemplated by the 2014 Purchase Agreement were exchanged for 310,478 Shares of our Common Stock.

As contemplated under the 2015 Purchase Agreement and pursuant to a concurrent private placement, we also sold to the Purchasers a warrant to purchase one share of the Company’s Common Stock for each share purchased for cash in the offering, pursuant to that certain Common Stock Purchase Warrant, by and between the Company and each Purchaser (the “2015 Warrants”). The 2015 Warrants will be exercisable beginning on the six month anniversary of the date of issuance (the “Initial Exercise Date”) at an exercise price of $2.71 per share and will expire on the five year anniversary of the Initial Exercise Date. The purchase price of one share of the Company’s Common Stock under the 2015 Warrant is equal to the exercise price.

Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.25% and maturity on June 1, 2015. On June 8, 2015, the bank extended and modified the terms of the loan agreement to extend the line of credit up to a maximum of $6,000,000 until July 31, 2015 and $5,000,000 thereafter with an annual interest rate of 4.25% and maturity on September 1, 2015 (the term of which the bank allowed to extend until the renewal described in the following sentence while the bank conducted its own audit associated therewith). On September 28, 2015, Diamond Bar extended the line of credit up to a maximum of $6,000,000 with annual interest of 3.75% and maturity on June 1, 2017. The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova Lifestyle. As of September 30, 2015 and December 31, 2014, Diamond Bar had $5,389,435 and $4,682,614 outstanding on the line of credit, respectively. During the nine months ended September 30, 2015 and 2014, we recorded interest expense of $149,418 and $125,258, respectively; and $49,505 and $46,325 for the three months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, we had $610,565 available for borrowing without violating any covenants.

The Diamond Bar loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $10 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iii) the pre-tax income must be not less than 1.000% of total revenue quarterly; and (iv) maintain a current ratio in excess of 1.250 to 1.000. As of September 30, 2015, Diamond Bar was in compliance with the stated covenants.  In addition, the loan agreement provides for a cross default provision whereby an event of default on this loan will cause the Nova Macao loan, which is described below, to also be in default, as both loans are from the same lender.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,144,011 (RMB 20 million) with maturity on April 24, 2015.  On November 20, 2014, we paid off the line of credit and entered into a new agreement with a reduced line of credit of up to $1,572,006 (RMB 10 million) with a maturity on May 19, 2015. On May 5, 2015, Nova Dongguan extended the line of credit for lines of $550,202 (RMB 3.5 million) and $1,021,804 (RMB 6.5 million) with maturities on September 6, 2015 and October 18, 2015, respectively. On September 21, 2015, Nova Dongguan paid off the lines of credit and entered into a new agreement with an increased line of credit of up to $3,144,011 (RMB 20 million) for a period up to September 20, 2018 As of September 30, 2015 and December 31, 2014, Nova Dongguan had $2,027,887 (RMB 12.9 million) and $1,062,265 (RMB 6.50 million) outstanding, respectively.  The loan currently bears monthly interest of 0.47533% and requires monthly payment on the interest; the interest rate will be adjusted annually.  The loan is due for repayment on September 24, 2016. The loan is secured by the buildings of Nova Dongguan and is guaranteed by our CEO. During the nine months ended September 30, 2015 and 2014, we recorded interest expense of $76,386 and $40,722, respectively; $21,521 and $13,603 for the three months ended September 30, 2015 and 2014, respectively, related to the applicable line of credit agreements. As of September 30, 2015, we had $1,116,124 (RMB 7.1 million) available for borrowing without violating any covenants.

On January 22, 2015, Nova Macao renewed a line of credit, with an annual interest rate of 4.25% and principal of up to $6,500,000, with a commercial bank in Hong Kong to extend the maturity date to January 29, 2016.  The loan requires monthly payment of interest and that the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance and is guaranteed by Nova Lifestyle and Diamond Bar. As of September 30, 2015 and December 31, 2014, Nova Macao had $1,848,000 outstanding on the line of credit. During the nine months ended September 30, 2015 and 2014, we paid interest of $59,776 and $61,305, respectively; $20,071 and $20,072 for the three months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, we had $4,652,000 available for borrowing without violating any covenants.

The Nova Macao loan has the following covenants: (i) total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $6,500,000, (b) insurance claim limits and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible account receivables are insured buyers by Sinosure assigned to the bank and within established insurance limit; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount shall be settled within 7 days by Nova Macao. As of September 30, 2015, Nova Macao was in compliance with the stated covenants.

Shelf Registration; Resale Registration Statement

On February 4, 2014, we filed a shelf registration statement on Form S-3 under which we may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000.  The shelf registration statement was declared effective as of March 7, 2014 and expires on March 6, 2017.  As noted above, the shares and warrants issued by us under the registered direct offerings completed in April, 2014 and May, 2015, were registered on takedowns under the shelf registration.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective as of such date as identified in our internal control over financial reporting below.

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

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2015, based upon the updated framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 and updated in May 2013.  Based on this assessment, our management concluded that, as of September 30, 2015, there is a material weakness in our internal control over financial reporting.  Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

We have taken, and are continuing to take, certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We plan to hire additional credentialed professional staff and consulting professionals with greater knowledge and experience of U.S. GAAP and related regulatory requirements to oversee our financial reporting process in order to ensure our compliance with U.S. GAAP and other relevant securities laws. For example, we have started to interview candidates for a Vice President of Finance position.  We are still in the process of searching for an acceptable candidate. In addition, we plan to provide additional training to our accounting personnel on U.S. GAAP, and other regulatory requirements regarding the preparation of financial statements. Until such time as we hire qualified accounting personnel with the requisite U.S. GAAP knowledge and experience and train our current accounting personnel, we have engaged an outside CPA with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP. In addition to above stated remediation plan we hired an outside Sarbanes-Oxley Act consultant in March 2012 to assist us in improving the design and operations of our internal controls over financial reporting and their assessment for our U.S. parent company and all subsidiaries.

We believe the measures described above will remediate the material weakness from the prior quarter identified above. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures are necessary to address control any future deficiencies.

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NOVA LIFESTYLE, INC.
(Registrant)
Date: November 16, 2015	By:	/s/ Ya Ming Wong
Ya Ming Wong Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2015		/s/ Yuen Ching Ho
Yuen Ching Ho Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith
‡ Furnished herewith