Form 10-K
period 2015-12-31
Nova Lifestyle, Inc.
filed 2016-03-28
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
Yes  ☐                      No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $44,906,056, computed by reference to $1.87 per share as of June 30, 2015, which is less than $75,000,000.

As of March 21, 2016, there were 24,095,972  shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Nova LifeStyle, Inc. Proxy Statement for the 2016 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

NOVA LIFESTYLE, INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, regarding our company that include, but are not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.

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

Our History

We are a U.S. holding company with no material assets other than the ownership interests of our subsidiaries through which we market, design, manufacture and sell residential furniture worldwide: Nova Furniture Limited (“Nova Furniture”), Bright Swallow, Nova Furniture (Dongguan) Co., Ltd. (“Nova Dongguan”), Nova Furniture Macao Commercial Offshore Limited (“Nova Macao”), Nova Dongguan Chinese Style Furniture Museum (“Nova Museum”), Diamond Bar Outdoors, Inc. (“Diamond Bar”), and Dongguan Ding Nuo Household Products Co., Ltd. (“Ding Nuo”). Nova Dongguan is a wholly foreign-owned enterprise, or WFOE, and was incorporated under the laws of the PRC on June 6, 2003. Nova Macao was organized under the laws of Macao on May 20, 2006. Nova Dongguan and Nova Macao are wholly owned subsidiaries of Nova Furniture, our wholly owned subsidiary organized under the laws of the British Virgin Islands, or the BVI. Nova Dongguan organized Nova Museum on March 17, 2011 as a non-profit organization under the laws of the PRC engaged in the promotion of the culture and history of furniture in China. Diamond Bar, doing business as Diamond Sofa, was incorporated in California on June 15, 2000. Nova Dongguan markets and sells our products in China to stores in our franchise network, to internet customers, and to wholesalers and agents for domestic retailers and exporters. Nova Dongguan also provides the design expertise and facilities to manufacture our branded products and products for international markets under original design manufacturer and original equipment manufacturer agreements, or ODM and OEM agreements. Nova Macao is a trading company, importing, marketing and selling products designed and manufactured by Nova Dongguan and third party manufacturers for the U.S. and international markets. Since January, 2013, Nova Macao manages all aspects of Nova Dongguan’s export market. Diamond Bar markets and sells products manufactured by us and third party manufacturers under the Diamond Sofa brand to distributors and retailers principally in the U.S. market.  On April 24, 2013, we completed our acquisition of Bright Swallow, an established furniture company with a global client base.  Bright Swallow’s current client, Canadian based The Brick Limited (www.TheBrick.com) has over 200 locations and provides an excellent example of this exceptional integration opportunity. This new brand also provides Nova LifeStyle with an excellent opportunity to market to existing Bright Swallow partners and increase its sales accordingly.  On October 1, 2013, Bright Swallow, a British Virgin Island company, moved to a new office in Hong Kong in order to expand the business there.  To service our relationship with Ikea, in order to meet certain customer service and other requirements of Ikea different from those of other customers of ours, we formed Ding Nuo as a new subsidiary in 2013, which is held 90.91% by Nova Dongguan and 9.09% by Mr. Gu XingChang, a longtime employee of ours who is a Chinese citizen with direct responsibilities for the Ikea relationship, in order to satisfy certain local regulatory requirements and to expedite the registration process of the new company in China. Nova Dongguan contributed RMB 1,000,000 (approximately $ 163,000) of registered capital to Ding Nuo and Mr. Gu contributed RMB 100,000 (approximately $16,300) to Ding Nuo, which he obtained through a loan from Nova Furniture.  Mr. Gu’s share was put in escrow and trust with Nova Furniture. This arrangement was memorialized pursuant to a Supplemental Agreement, between Gu XingChang and Nova Furniture, effective as of January 28, 2014. As a result, Nova Furniture effectively controls 100% of Ding Nuo. All profits of Ding Nuo will be distributed to Nova Furniture. On December 5, 2013, the local State Administration of Commerce and Industry issued a new business license for Ding Nuo.

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

Nova Furniture was incorporated on April 29, 2003, by our Chairman and Chief Executive Officer, Ya Ming Wong, and Chief Financial Officer, Yuen Ching Ho. Nova Furniture subsequently formed Nova Dongguan as a WFOE on June 6, 2003. On March 8, 2005, Messrs. Wong and Ho formed Nova Furniture Holdings Limited, which we refer to as Nova Holdings, a corporation organized under the laws of the BVI, and transferred their equity interests in Nova Furniture to Nova Holdings. As a result of this transaction, Nova Furniture became a wholly owned subsidiary of Nova Holdings. Nova Holdings subsequently formed two wholly owned subsidiaries as trading companies for Nova Dongguan products: Nova Furniture Hong Kong Limited, a company incorporated under the laws of Hong Kong on April 19, 2005, or Nova Hong Kong, and Nova Macao on May 20, 2006. Nova Hong Kong ceased doing business in October 2010 to consolidate our trading operations, and on February 28, 2011, Nova Holdings applied to the relevant Hong Kong government authorities to deregister the subsidiary. On January 3, 2011, Nova Furniture issued an additional 9,998 shares of its capital stock, of which 8,123 shares were issued to Nova Holdings and 1,875 shares were issued to St. Joyal, an unrelated California corporation engaged in business investment and development. St. Joyal, from time to time since 2009, has introduced us to prospective customers through its business contacts with U.S. domestic furniture wholesalers and retailers. Following this issuance, Nova Holdings and St. Joyal held 81.25% and 18.75%, respectively, of the equity interests in Nova Furniture. Pursuant to a shareholder agreement, St. Joyal committed to pay $2.4 million by January 1, 2014, in exchange for its 18.75% equity interest in Nova Furniture. St. Joyal paid this amount in full in April 2014.  The St. Joyal Shareholder Agreement also provides for St. Joyal to assist in expanding our direct sales customer base in the U.S. On January 14, 2011, Nova Holdings transferred its equity interest in Nova Macao to Nova Furniture, which was accounted for as a reorganization of entities under common control. As a result of this transaction, Nova Macao became a wholly owned subsidiary of Nova Furniture.

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

On April 14, 2014, we entered into a Securities Purchase Agreement with certain purchasers pursuant to which we sold to the Buyers, in a registered direct offering, an aggregate of 1,320,059 shares of common stock, par value $0.001 per share, at a negotiated purchase price of $6.78 per share, for aggregate gross proceeds to us of $8.95 million.

As part of the transaction, the Buyers also received (i) Series A warrants to purchase up to 660,030 shares of Common Stock in the aggregate at an exercise price of $8.48 per share (the “Series A Warrants”); (ii) Series B warrants to purchase up to 633,628 shares of Common Stock in the aggregate at an exercise price of $6.82 per share (the “Series B Warrants”); and (iii) Series C warrants to purchase up to 310,478 shares of Common Stock in the aggregate at an exercise price of $8.53 per share (the “Series C Warrants” and together with the Series A Warrants and the Series B Warrants, the “Warrants”). The Series A Warrants had a term of four years and were exercisable by the holders at any time after the date of issuance. The Series B Warrants had a term of six months and were exercisable by the holders at any time after the date of issuance. The Series C Warrants had a term of four years and were exercisable by the holders at any time after the date of issuance. After the six month anniversary of the issuance date of the Series C Warrants, to the extent that a holder of a Series C Warrant had exercised less than 70% of such holder’s Series B Warrants and the closing sale price of the Common Stock was equal to or greater than $9.81 for a period of ten consecutive trading days, then we were entitled to purchase the entire then-remaining portion of such holder’s Series C Warrants for $1,000.  The shares and warrants were registered on a takedown of our shelf registration statement described below. The series B Warrants expired on October 14, 2014, and none of the Series B warrants were excised prior to such expiration.

On May 28, 2015, we entered into a Securities Purchase Agreement (the “2015 Purchase Agreement”) with certain purchasers (the “Purchasers”) pursuant to which we offered to the Purchasers, in a registered direct offering, an aggregate of 2,970,509 shares of common stock, par value $0.001 per share. 2,000,001 shares of the common stock were sold to the Purchasers at a negotiated purchase price of $2.00 per share, for aggregate gross proceeds to us of $4,000,002, before deducting fees to the placement agent and other estimated offering expenses payable by us. In accordance with the terms of the 2015 Purchase Agreement, the outstanding Series A Warrants described above and issued in connection with the transactions contemplated by the 2014 Purchase Agreement were exchanged for 660,030 shares of our Common Stock, and the outstanding Series C Warrants described above and issued in connection with the transactions contemplated by the 2014 Purchase Agreement were exchanged for 310,478 Shares of our Common Stock.

As contemplated under the 2015 Purchase Agreement and pursuant to a concurrent private placement, we also sold to the Purchasers a warrant to purchase one share of our Common Stock for each share purchased for cash in the offering, pursuant to that certain Common Stock Purchase Warrant, by and between us and each Purchaser (the “2015 Warrants”). The 2015 Warrants are exercisable beginning on the six month anniversary of the date of issuance (the “Initial Exercise Date”) at an exercise price of $2.71 per share and will expire on the five year anniversary of the Initial Exercise Date. The purchase price of one share of our Common Stock under the 2015 Warrants is equal to the exercise price.

Our organizational structure is set forth in the following diagram:

Our Products

We market and develop modern home furniture for today’s middle class, urban consumer in diverse markets worldwide. Our product offerings feature urban contemporary styles offering comfort and functionality in matching furniture collections and upscale luxury pieces appealing to lifestyle-conscious middle and upper middle-income consumers. Many of our products are part of multi-piece lifestyle collections in distinctive styles targeted at the medium and upper-medium price ranges and feature upholstered, wood and metal-based residential furniture pieces. We classify our products by room~~;~~ or series, including living room, dining room, bedroom and home office, and by category or piece such as sofas, chairs, dining tables, beds, entertainment consoles, cabinets and cupboards. Our largest selling product categories in the years ended December 31, 2015 and 2014 were sofas, cabinets and dining tables, which accounted for approximately 30%, 15% and 16% of sales, respectively, for the year ended December 31, 2015, and 34%, 16% and 16% of sales, respectively, for the year ended December 31, 2014. Our products are manufactured primarily from medium-density fiberboard, or MDF board, and particleboard covered with veneers or lacquers and combined with other materials, including steel, glass, marble, leather and fabrics.

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

China Market

Consumer demand for furniture in China has continued to grow in recent years, with consumption of furniture in China up 16.1% in 2015 from 2014, while furniture exports decreased 2.6% in 2015 from 2014, according to the report of the National Bureau of Statistics of China (NBS) on February 29, 2016 (the “NBS Report”). The expansion of the retail furniture market in China is due, in part, to the country’s rapid economic growth. According to the China National Furniture Association, domestic consumption will be the principal development driver of furniture production in China going forward. China’s real Gross Domestic Product, or GDP, growth rate was 6.9% in 2015; China’s GDP is expected to continue to grow at a rate of 6.3% in 2016, according to the NBS Report . China has a large population, including a rapidly expanding middle class and young, urban consumer bases that offer a large pool of potential consumers for our products. China’s market population of middle class and affluent consumers is projected to grow to more than 400 million by 2020 from the approximately 150 million in 2010, according to the Boston Consulting Group’s “Big Prizes in Small Places; China’s Rapidly Multiplying Pockets of Growth” report from November 2010. Economic growth in China has led to greater levels of personal disposable income and increased spending among China’s expanding middle class consumer base. Furthermore, the economic and social development in China has brought about greater urbanization, with urban residents exceeding 56.1% of the population in 2015 compared to approximately 53.73% of the population in 2013, and this urbanization trend and expanding middle class has promoted increased investment in commercial residential buildings and new housing starts in China, which increased 1% in 2015, according to the NBS Report. As apartment and homeownership continues to rise in China, we believe that sales in the furniture industry will also improve.

In order to capture this residential furniture market opportunity for the middle and upper middle-income consumer in China, we have established distinct furniture brands designed specifically for the consumer preferences of the China market. We feature a wide selection of product categories and styles under our brands, each piece part of a collection bearing a distinctive style, design theme and selection of materials and finishes. We anticipate developing new collections semi-annually for each brand. Our sales to China, including sales to our franchise network and to wholesalers and agents for domestic retailers and distributors for the export market, were $18.88 million in 2015, a 10.86% increase over 2014, and accounted for 17.35% of sales in 2015 compared to 17.26% of sales in 2014. We expect that a significant portion of our sales will continue to come from sales to China. We intend to continue developing the China retail market aggressively, building brand awareness by increasing our general marketing efforts as well as strategically expanding both our internet presence as well as our growing franchise store network. Sales to our network of franchise stores consisted of $0.77 million or 4% of retail sales in China in 2015 compared to $2.33 million or 13.65% of retail sales in China in 2014 (sixth year of franchise store sales). We are currently adopting new image standards as well as product lines for their franchise operations and believes that sales to franchisees will begin to increase as these new initiatives take substance in both the stores as well as the electronic marketplace we are working to expand.  The new image standards seek to upgrade our products to meet more high-end standards. First, through our production lines, we intend to produce some products made from marble materials. Second, we intend to import a range of additional products from the U.S. or Europe. We also intend to enrich our product lines to include a Bedroom series – such as beds, bed side tables, mattresses (which could be imported or purchased in China) and bedding sets, including bed sheets, pillowcases, quilt covers, etc.(which could be purchased within China).

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

Our presence in China currently includes five brands with a wide selection of individual as well as matched pieces related to our furniture suites for the living room, dining room, bedroom and home office. Our most established and largest selling brand, Colorful World, or 花花世界, was first introduced in 2003 for the middle-income consumers with a young, clean and fashionable look designed for smaller, urban living spaces. We introduced a new Colorful World bedroom line, Sleeping Life of Colorful World, or 花花世界睡眠生活, in February 2013, featuring beds and mattresses that incorporate latex foam and other unique features to create a comfortable sleeping space.  We continue to provide updated designs and innovations for our Giorgio Mobili, or GM, brand, a brand of luxury furniture introduced in 2010 with clean, classic living room and bedroom styles for the upper middle-income consumer. We launched our 1SOFA and Wo Zhi Bao or 屋之宝 brands in late 2013, and we are currently planning to continue to expand our presence in China through the increasingly popular internet sales channel (which we initiated in September 2012).  We launched our own e-commerce platform in the fourth quarter of 2015 instead of relying on third party platforms (such as Alibaba and ID.com) and, as a result, we expect our internet sales in mainland China to eventually represent 50% of all of our mainland China sales.

International Markets

We sell products to the U.S. and international markets under the Diamond Sofa brand and as a trading company and vertically integrated manufacturer under ODM and OEM agreements for global furniture distributors and large national retailers. Worldwide GDP increased 3.1% in 2015 from 2014, according to the IMF “World Economic Outlook Update” on January 19, 2016, and global furniture production reached an estimated $582.4 billion in 2015, according to the CSIL Outlook for the Global Market 2016 in March 2016. The IMF anticipates further worldwide GDP growth of 3.4% in 2015, with much of the real growth expected in emerging economies. The markets in the U.S. and Europe remain challenging because they are experiencing a slower than anticipated recovery from the recent international financial crisis and the Euro-area crisis in particular. However, real growth in furniture demand in 2016 is forecasted to grow 2.8% in the world’s top 70 countries, according to the CSIL World Outlook. We believe that discretionary purchases of furniture by middle to upper middle-income consumers, our target global consumer market, will increase along with the expected growth in the worldwide furniture trade and recovery of housing markets. Furthermore, we believe that furniture featuring modern and contemporary styling such as ours will continue to be in greater demand.

In 2015, our products were sold in over 18 countries worldwide, with North America and Europe our principal international markets. Our sales to the U.S. and international markets were $89.94 million in 2015 and accounted for 83% of sales in 2015 compared to 83% of sales in 2014. We expect that a majority of our sales will continue to come from sales to customers outside of China, and in particular the North American and European markets. Sales to North America accounted for 69.1% and 65.2% of sales in 2015 and 2014, respectively, with the significant increase attributed principally to our expansion in the U.S. market and Canadian market. Sales to Europe accounted for 9.7% and 11.5% of sales in 2015 and 2014, respectively, with the decrease attributed principally to the challenging Euro-area economic climate and our changing sales and marketing strategy to diversify international sales. As we continue to expand our broad network of distributors, increase direct sales and enter emerging growth markets, we believe that we are well positioned to respond to changing market conditions, allowing us to take advantage of any upturns in the global and local economies of the markets we serve.

Our logistics, manufacturing and delivery capabilities provide our customers with the flexibility to select from our extensive furniture collections in their respective shipments. We design and manufacture our products for direct sales to private label retailers worldwide and for global furniture distributors and wholesalers that in turn offer our products to retailers under their own brand names, including Actona Company (Denmark), Artemis (Australia), BUT International (France), Dongguan Metals and Minerals Import and Export Company (Dongguan Wu Jin Kuang Ye) (China), Dormitienda (Spain) and El Dorado Furniture (U.S.). We offer a wide selection of stand-alone pieces across a variety of product categories and approximately 20 product collections developed exclusively for international markets.  During 2016, we expect to focus on both online and offline sales.  We also sell products under the Diamond Sofa brand to distributors and retailers in North America and South America and to end-user consumers in the U.S. market through third party shopping portals. Our research and development team works with our customers to modify our existing product designs and create new designs and styles for their market’s particular requirements. We believe that we can continue to expand our sales in the U.S. and international markets as we integrate the Diamond Sofa brand and increase our direct sales to retailers and chain stores as we expand and explore new markets worldwide.

Sales and Marketing

Our sales and marketing strategies target middle class, urban consumers, including: (1) expanding our franchise store network in China; (2) increasing direct sales in the U.S. and internationally; (3) internet sales and online marketing; (4) participation in trade exhibitions; and (5) promotion of furniture culture in China.

We sell our branded products in China primarily through our growing network of franchise stores. Each store is independently owned and operated under a product franchise agreement for a single brand in an exclusive sales region, typically designated by city or district. We believe distributing our products through dedicated, single-brand stores strengthens brand awareness, provides well-informed and focused sales personnel and encourages the purchase of multiple items per visit. The first franchise stores opened in the first quarter of 2010 under the Colorful World brand, and, as of December 31, 2015, we continue to operate approximately 39 franchise stores strategically located in cities across China for both the Colorful World and Giorgio Mobili brands. We intend to focus on continued development of this market, building awareness of our brands in China by increasing marketing efforts and expanding our franchise store network to a goal of 20 additional locations in China during 2016. We anticipate locating franchise stores in cities throughout China in order to reduce our dependence on any one region. Most of the franchise stores currently are located within furniture marketplaces or shopping malls, which is common for the retail furniture industry in China, rather than as stand-alone storefronts. The location of these stores also helps to market and introduce our products by creating brand awareness within the furniture marketplaces among consumers. As part of the product franchise agreement, we provide sales and marketing training to the franchisee and assist in designing store interior details such as layout, decorations and lighting to reflect the distinctive style of the representative brand, complement the quality of our products and create an inviting shopping experience with curb appeal that targets our intended middle and upper middle-income consumer. Our store layout designs include the display of complete and fully accessorized room settings instead of individual furniture pieces to encourage consumers to purchase an entire room of furniture.

Franchise stores in furniture shopping malls

We plan to increase our direct sales to retailers and chain stores in the U.S. and international markets as we continue to diversify our customer base from global furniture distributors. In August 2011, we acquired Diamond Bar, a California importer and marketer of modern home furniture in North and South America. Diamond Bar markets and sells products under the Diamond Sofa brand to distributors and retailers principally in the U.S. market. We plan to continue expanding sales of the Diamond Sofa brand in the U.S., Mexico and South America markets through Diamond Bar’s longstanding customer relationships and distribution capabilities. Through our relationship with St. Joyal, an investor in Nova Furniture and a California corporation specializing in business development and management and organizational planning, we plan to continue to expand our direct sales and marketing efforts in North America, and in particular the U.S., which historically is the largest market worldwide for sales of imported furniture. St. Joyal has extensive business contacts with U.S. domestic furniture wholesalers and retailers, through which we have been introduced to some of our current customers in the U.S. In addition, we plan to expand our existing presence in the U.S. market as we integrate the business of Diamond Bar, grow our U.S.-based management and sales team and focus on the expansion of our existing showrooms featuring the Diamond Sofa brand. We intend to develop the Diamond Sofa brand and introduce new brands for our direct sales in the U.S. and international markets while continuing to supply products under private label brands to retailers and chain stores.

Our acquisition of Bright Swallow International Group Limited (Bright Swallow), an established furniture company with a global client base, was finalized in late April of 2013, and Bright Swallow has become an integral part of the Nova LifeStyle brand family. Bright Swallow posted revenues of just over $5.92 million and $8.35 million for fiscal 2015 and 2014, respectively, and its complementary product line and geographical reach has offered Nova LifeStyle an ideal opportunity to expand its overall global market presence.  One of Bright Swallow’s current clients, Canadian based The Brick Limited (www.TheBrick.com) has over 200 locations and provides an excellent example of this exceptional integration opportunity. This new brand also provides Nova LifeStyle with an excellent opportunity to market to existing Bright Swallow partners and increase its sales accordingly.  A British Virgin Island company with its principal offices in Jiaxing City, Zhejiang Province, Bright Swallow has grown steadily over the years and has an excellent management team in place that has become a part of the Nova LifeStyle team. Nova LifeStyle Inc. has assumed primary management for the operation of Bright Swallow and under the terms all issued and outstanding shares of Bright Swallow were transferred to Nova by Bright Swallow's sole owner Mr. Zhu Wei. The purchase price was $6.5 million in cash and Nova originally paid $3 million as a refundable deposit; the remainder of the purchase price was paid upon completion of all aspects of the transfer of ownership, which occurred in the end of April 2013.

We successfully launched an online store in China in the second quarter of 2012 for sales and support of our products. Sales and marketing from the site focuses on consumers, supported by managed shipping logistics provided principally through our existing facilities in China supported by our US operation. Diamond Bar currently sells products under the Diamond Sofa brand in the U.S. through third party shopping portals, shipping orders received online direct to the end customer.  We believe that our planned direct-to-consumer online sales and marketing strategies will complement our retail franchise network in China and increase our sales in the U.S. by building our brand awareness and acting as an effective advertising vehicle. We also support new product collections and brand launches with print and online advertising campaigns, participation in furniture exhibitions and offering of product brochures and samples. We provide samples and brochures of new products for international markets to distributors and buyers, as is common in the furniture industry. Stores in our franchise network in China individually market and advertise our products through local media, and we coordinate large-scale promotions for new product collections in China with affiliated stores.

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

Suppliers and Raw Materials

We source finished goods from Nova Dongguan and third party manufacturers to provide products we do not manufacture currently or to fulfill orders placed by customers through Nova Macao and Diamond Bar for the U.S. and international markets. Our major raw material purchases for our manufacturing business include MDF board, particleboard, stainless and carbon steel, leather, glass and lacquers. The majority of our raw materials are sourced in China through suppliers with whom we have long-standing relationships and that are located in Guangdong, Jiangsu, Shanghai and Zhejiang Provinces. Our principal suppliers of finished goods and raw materials in 2015 were Yin Tong Furniture Limited and Zhejiang Luxury Trading Company Limited accounting for approximately 17% and 19% of our total purchases, respectively.

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

Customers

Our target end customer is the middle and upper middle-income consumer of residential furniture. In China, we currently sell our products through stores in our franchise network and to unaffiliated retail stores and distributors. We initiated internet sales of our products direct to consumers in China through our own online store in September 2012. In the U.S. and international markets, our sales principally are to furniture distributors and retailers who in turn offer our products under their own brands or under our Diamond Sofa brand. Our two largest customers in 2015 were Encore Sofa Inc. and High Fashion Home which in total accounted for 13.5% of our total sales in 2015. Our two largest customers in 2014 were Actona Company A/S, a global furniture distributor and Dongguan Metals and Minerals Import and Export Company (Dongguan Wu Jin Kuang Ye), which in total accounted for 14% of our sales in 2014. No individual customer accounted for greater than 10% of our sales in 2015 or 2014. We plan to increase direct sales to retailers and chain stores worldwide as we continue to diversify our customer base from global furniture distributors.

Our sales to customers in China, which includes sales to stores in our franchise network and to wholesalers and agents for domestic retailers and exporters, increased 10.8% to $18.88 million, up from $17.03 million in 2014, accounting for 17% of sales in both 2015 and 2014. We expect that a significant portion of our sales will continue to come from our sales to China. Sales to our network of franchise stores strategically located in cities across China consisted of approximately $0.77 million, or approximately 4% of sales to China in 2015 compared to $2.33 million, or approximately 14% of sales to China in 2014, our sixth year of franchise store sales. Franchisees agree to sell products from one of our Colorful World and Giorgio Mobili brands pursuant to a product franchise agreement for a period of one year and guarantee to purchase a minimum amount of goods from us. The product franchise agreement is renewable and we retain the right to terminate the agreement should the franchisee fail to meet the minimum purchase amount requirements or our quality standards. We believe that consumers in China seek quality and stylish furniture designed as stand-alone pieces and whole furniture suites. We believe that our sales in China will grow significantly as we continue to expand our franchise store network for our distinctive brands and pursue internet-based sales of our new brands.

In the U.S. and international markets, we focus on establishing and growing long-term relationships with our customers. We believe that the majority of our customers view us as a strategic long-term supplier and value the quality of our products, our timely delivery and design capabilities. We generally negotiate renewable supplier agreements with firm pricing on our products, typically for a term of one year, as is customary in the furniture industry, with individual orders made on standard purchase orders. Our sales to customers outside of China were $89.94 million in 2015, up from $81.68 million in 2014, accounting for 83% of sales in both 2015 and 2014. In 2015, we sold products into over 18 countries worldwide, with North America and Europe as our principal international markets. Sales to North America accounted for 69% and 65% of sales in 2015 and 2014, respectively, with the significant increase attributed principally to our expansion in the U.S. and Canadian market and acquisition of the Bright Swallow brand in 2013 and the strong increase under the Diamond Sofa brand, which we acquired in 2011. Sales to Europe accounted for 10% and 12% of sales in 2015 and 2014, respectively, with the decrease attributed principally to the challenging Euro-area economic climate and our changing sales and marketing strategy to diversify international sales. We expect that a majority of our sales will continue to come from our sales to the U.S. and international markets. We acquired Diamond Bar in August 2011, which has driven expansion of our sales to the U.S., Mexico, and South America through Diamond Bar’s longstanding customer relationships and distribution capabilities. It should be noted that Diamond Bar’s US sales increased to 35.9% of Nova’s total sales and Nova Macao’s revenues increased 12.6% in 2015.  In addition, we anticipate increasing internet sales under the Diamond Sofa brand through third-party shopping portals. We believe that as we expand our broad network of distributors and increase direct sales, our exposure to regional recessions will be reduced and allow us to better capitalize on emerging market trends.

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

In China, we compete against importers of premium-priced foreign brands and other manufacturers and furniture franchisers located in China. Imported furniture in China mainly consists of luxury and specialty pieces priced significantly higher than domestically produced furniture. Our principal competitors that manufacture and franchise products for the China retail market include Steel-land (Jinfushi Group), Kuka Sofa, Zuoyou Furniture, SOHOME, Kinetic and Lixing, whose products are priced comparably with our products. We believe that our experience developing products for the U.S. and international markets has enabled us to develop the scale, logistics, manufacturing efficiencies and design expertise that serves as the foundation for us to compete and expand aggressively into the China retail market. We develop and market our brands to target multiple segments of China’s rapidly growing middle class based on style and price points. We design complete lifestyle-based furniture suites for middle and upper middle-income consumers in China to simplify the process of furnishing residences with a matching collection of quality and stylish furniture. We anticipate increasing the sales volume during 2016 for our Chinese brands as well as increasing sales through our internet platform stores, rather than introducing new collections. Our manufacturing and distribution capabilities on orders for the China retail market enable us to offer rapid turnaround on production and delivery of our latest designs, which we believe makes our product offerings more attractive to retailers and franchisees compared to other manufacturers.

In the U.S. and international markets, we compete against other furniture distributors and ODM and OEM manufacturers, most of which are located in China and other Southeast Asian countries, and against traditional manufacturing centers and distributors in North America and Europe. We believe that we are competitive with North American and European manufacturers because we have a history of prompt delivery of quality products and offer approximately 30 distinct product collections that we developed for international markets at comparable prices and with styles and functionality similar to those offered by our competitors. We coordinate the efforts of our sales and marketing team to receive feedback from customers as part of our ongoing research and design of products. This research process allows us to develop and modify products to meet the varied and changing stylistic and functional demands of our customers worldwide. Our in-house production process is vertically integrated, allowing us to achieve greater product standardization and quality control on our products designed for international markets while capturing higher profit margins and enabling better management of delivery times than if we source these products externally. We believe that our experience and proven performance provides us with a competitive edge over other manufacturers for the U.S. and international markets. In addition to our design and manufacturing capabilities, we believe that our ability and experience at sourcing products for distributors to the U.S. and international markets are significant competitive advantages. We have expanded our presence in the North American market through our acquisitions of Diamond Bar in August 2011 and Bright Swallow in 2013, whereby we anticipate further increasing our direct sales to North American retailers through Diamond Bar’s and Bright Swallow's longstanding customer relationships and distribution capabilities.

Intellectual Property

We rely on the patent and trademark protection laws in the U.S. and China to protect our intellectual property and maintain our competitive position in the marketplace. We and our subsidiaries own or have licenses to use 116 design patents and 6 utility patents issued in China for furniture pieces. Nova Dongguan historically has licensed the right to use the 116 design patents from our Chief Executive Officer, Mr. Wong, who is the sole owner and registrant of these patents. Mr. Wong agreed to transfer his ownership of the licensed design patents to Nova Dongguan and entered into an agreement in January 2011, as amended, to grant Nova Dongguan a perpetual, exclusive, worldwide, royalty-free and irrevocable license to use the design patents registered in his name until the State Intellectual Property Office of the PRC, or the SIPO, approves of the ownership transfer to Nova Dongguan. As of December 31, 2011, SIPO had approved the ownership transfer to Nova Dongguan of 30 of the licensed design patents. The 30 design patents Nova Dongguan now holds of record will expire in 2019. Of the other design patents Nova Dongguan has licenses to use from Mr. Wong, 7 will expire in 2018, 70 in 2019 and 6 in 2020. Nova Dongguan is the registrant and holder of record of the 6 utility patents, which will expire in 2020. We assess the materiality of each patent annually in consideration of whether to maintain its registration. We intend to apply for additional patents in China to protect our core product designs.

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

Research and Development

We believe that the development of new product designs and functionality is important to our continued success. We actively seek to protect our product designs and brand names under the patent and trademark protection laws in the U.S. and China, but the copying of a product’s appearance is a common and ongoing issue in the furniture industry as manufacturers seek to capitalize on popular designs and features by copying those of their competitors and making subtle changes to avoid infringement claims. To remain competitive, we believe that we must innovate continuously, and we have developed a design process that we believe enables us to better manage the short product life cycle for furniture designs by anticipating and responding quickly to changing consumer preferences. We attend furniture exhibitions worldwide, conduct market research and solicit customer feedback to help us identify new trends and customer needs in our target markets for incorporation into new product designs. In China, we further support new product and brand launches by tailoring the designs of franchise stores to reflect the unique style of their respective brand. We plan to introduce new product collections annually for the U.S. and international markets and semi-annually for each of our brands in China. We anticipate introducing new products under the Diamond Sofa brand on a quarterly basis for the U.S. market. We assess the success of each product and product collection at least annually in consideration of whether to continue production.

We currently perform all design and development related work for our products in-house using computer-aided modeling systems. We have used independent designers in the past for product design work, from which we build prototype furniture pieces for further refinement and testing. In 2015 and 2014, we invested $1,072,485 and $1,248,684, respectively, on research and development expense. We may increase future investments in research and development based on our growth and available capital.

Governmental and Environmental Regulation

Our business and company registrations are in compliance in all material respects with the laws and regulations of their respective governing municipal and provincial authorities. Our subsidiaries and manufacturing facilities in China are subject to the national and local laws of the PRC. Other than as described below for our product lines, we are not subject to any other government regulations that would require us to obtain a special license or approval from the PRC government to operate our business or manufacturing facilities in China.

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

Export Laws and Regulations

We are subject to various PRC governmental regulations related to exportation, including the Customs Law of the PRC and the Regulation of the PRC on the Administration of the Import and Export of Goods. These laws and regulations set out standards and requirements for various aspects of the export and import of goods, customs registration, sanitary registration and inspection. Failure to comply with these laws and regulations may result in the confiscation of our products for export and proceeds from the sales of non-compliant products, orders for correction, fines, revocation of licenses and, in extreme cases, criminal liabilities. We believe we are in material compliance with all applicable PRC laws and regulations related to the exports of our products.

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

On July 4, 2014, the SAFE issued Circular 37, the Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment through Offshore Special Purpose Vehicles, which became effective as of July 4, 2014. Please refer to “Risk Factors – Risks Related to Business in China – PRC regulations relating to the registration requirements for PRC resident shareholders owning shares in offshore companies may subject our PRC resident shareholders to personal liability and limit our ability to acquire companies in China or to inject capital into our operating subsidiaries in China, limit our subsidiaries’ ability to distribute profits to us or otherwise materially and adversely affect our business” for a discussion of Circular 37.

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

On November 16, 2009, the Foreign Trade and Economic Cooperation Bureau of Dongguan approved an increase in the registered capital of Nova Dongguan from $8 million to $20 million, with the $12 million in additional contribution of capital to be paid within two years, for which we have received extensions. As of December 31, 2015 and December 31, 2014, Nova Dongguan had received total capital contributions of $20 million.

Taxation

China’s Corporate Income Tax Law, or the CIT Law, together with its Implementation Regulations, effective as of January 1, 2008, introduced a set of anti-avoidance measures under its special tax adjustments regulations and, in January 2009, the PRC State Administration of Taxation, or the SAT, issued the Circular of the State Administration of Taxation on the Issuance of the Implementation Measure of Special Tax Adjustments, or Circular 2. This regulation is applied retrospectively for tax years beginning after January 1, 2008. Article 3 of Circular 2 provides for the relevant PRC tax authorities to examine business transactions between enterprises and their related parties in respect to transfer pricing administration and evaluate whether they are conducted on an arm’s-length basis, in addition to conducting investigations and making adjustments, as required under the CIT Law and Article 36 of the Tax Collection Law. If the relevant PRC tax authorities determine that transactions between related parties do not represent arm’s-length prices, the PRC tax authorities may adjust any of the income in the form of a transfer pricing adjustment, which could, among other things, result in a reduction of expense deductions or an increase in taxable income for the related parties. In addition, the PRC tax authorities may impose late payment fees and other penalties for underpaid taxes by the related parties subject to such regulations. We also are subject to transfer pricing regulations in the U.S. because we are subject to income taxes in the U.S. and conduct operations worldwide through our PRC subsidiaries. We assess our potential transfer pricing-related liabilities arising from transactions between Nova Dongguan and Nova Macao on a quarterly basis, and we have taken an additional income tax expense as a reserve based on management’s analysis for estimated tax principal, interest and penalties under both PRC and U.S. transfer pricing regulations.

Employees

As of December 31, 2015, we had 726 full time employees worldwide.  Our U.S. corporate office employs 23 full-time employees and our locations in Dongguan, Macau and Hong Kong employed a total of 703 full-time employees. We believe that relations with our employees are satisfactory. We enter into standard labor contracts with our employees in China as required by the PRC government and adhere to state and provincial employment regulations. We provide our employees in China with all social insurance as required by state and provincial laws, including pension, unemployment, basic medical and workplace injury insurance. We have no collective bargaining agreements with our employees.

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

Historically, a substantial part of our sales was attributed to a limited number of customers. No major customer accounted for over 10% of our total sales in 2015 and 2014. In addition, sales to our largest customer constituted 7% of our total sales in 2015, primarily to markets in the United States. If the demand for our products decreases in one or more of the markets in the United States supplied by our largest customer, or if there are any material social or regulatory changes in these markets, our sales could decline and we could lose market share, any of which could materially harm our business. We do not foresee relying on these same customers for sales generation as we expand our business to increase our sales to product franchise stores in China, internet sales and direct sales to the U.S. and other international markets. We cannot assure you, however, that we will be able to successfully implement these plans.

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

The furniture industries in China, the U.S. and international markets are very competitive and fragmented. Our business is subject to risks associated with competition from new or existing industry participants who may have more resources and better access to capital. Many of our competitors and potential competitors may have substantially greater financial and government support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. Among other things, these industry participants compete with us based upon price, quality, style, functionality and availability. We cannot be sure we will have the resources or expertise to compete successfully in the future. Some of our competitors may also be able to provide customers with additional benefits at lower overall costs to increase market share. We cannot be sure we will be able to match cost reductions by our competitors or that we will be able to succeed in the face of current or future competition. Also, due to the large number of competitors and their wide range of product offerings, we may not be able to continue to differentiate our products through value, styling or functionality from those of our competitors. In addition, some of our customers are also performing more manufacturing services themselves. We may face competition from our customers as they seek to become more vertically integrated. As a result, we are continually subject to the risk of losing market share, which may lower our sales and earnings.

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

We compete in the U.S. market principally through our sales under the Diamond Sofa brand, which we acquired on August 31, 2011. The furniture industry in the U.S. is very competitive and fragmented. We compete with many domestic U.S. and international residential furniture sources, including national department stores, regional or independent specialty stores, dedicated franchises of furniture manufacturers and retailers marketing products through catalogs and over the internet. There are few barriers to entry in the U.S. furniture market, and new competitors may enter this market at any time. Some of our competitors have greater financial resources than we have and often offer extensively advertised and well-recognized branded products. We may not be able to meet price competition or otherwise respond to competitive pressures in the U.S. market. We also may not be able to continue to differentiate our products from those of our competitors in the U.S. through value, styling and functionality because of the large number of competitors and their wide range of product offerings. In addition, our operations in the U.S. also depend primarily on our sourcing of products through Nova Macao, which is subject to increased risks of delays in shipments to the U.S. not typically encountered for domestically sourced furniture, such as shipment delays caused by customs, export and tariff issues, production disruptions and labor issues at our Nova Dongguan facilities, decreased availability of shipping containers and the inability to secure space aboard shipping vessels to transport our products. Our failure to fill customer orders in a timely manner during an extended business interruption for Nova Macao or Nova Dongguan, or due to transportation issues, could negatively impact our existing customer relationships in the U.S. market and result in decreased sales and earnings. Furthermore, some large furniture retailers in the U.S. are sourcing products directly from furniture manufacturers located in China and other Southeast Asian countries instead of through distributors like us. Over time, this practice may expand to smaller retailers in the U.S. Accordingly; we are continually subject to the risk of losing U.S. market share, which may decrease our future sales and earnings.

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

The profitability of our products depends in part upon the margin between the cost to us of certain raw materials and our fabrication costs associated with converting such raw materials into assembled products, as compared to the selling price of our products. We intend to continue to base the selling prices of our products in part upon their associated raw material costs. However, we may not be able to pass all increases in raw material costs or increases in the costs associated with taking possession of raw materials through to our customers in the future. The inability to offset price increases of raw materials by sufficient product price increases could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

We do not engage in hedging transactions to protect against raw material fluctuations, but attempt to mitigate the short-term risks of price swings by purchasing raw materials in advance based on production needs or reaching agreements with some of our suppliers to keep the cost of raw materials stable.

If we are unable to manage our growth, we may not continue to be profitable.

Our continued success depends, in part, upon our ability to manage and expand our operations and facilities in the face of continued growth. This planned growth includes the expansion of our network of franchise stores and our internet sales and introduction of new product brands in China and diversifying our international sales by expanding our broad network of distributors, increasing direct sales in the U.S., Europe and other international markets and entering emerging growth markets. The growth in our operations has placed, and may continue to place, significant demands on our management, operational and financial infrastructure. If we do not manage our growth effectively, the quality of our products and services could suffer, which could negatively affect our operating results. To manage this growth effectively, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. We cannot assure you that we will be able to fulfill our staffing requirements for our business, successfully train and assimilate new employees, or expand our management base and enhance our operating and financial systems. Failure to achieve any of these goals will prevent us from managing our growth in an effective manner and could have a material adverse effect on our business, financial condition or results of operations.

We may need additional capital to execute our business plan and fund operations and may not be able to obtain such capital on acceptable terms or at all.

In connection with the development and expansion of our business, we may incur significant capital and operational expenses. We believe that we can increase our sales and net income by implementing a growth strategy that focuses on (i) increasing direct sales of our products into the China retail market and (ii) diversifying our international sales. To implement our growth strategy, we intend to expand our network of product franchise stores and introduce new product brands through internet sales in China, which commenced in September 2012. We also plan to increase and diversify our sales to the U.S., Europe and international markets by further integrating the Bright Swallow brand family and establishing new brands for the international markets. Although we are changing our sales and marketing strategy to diversify international sales, we intend to continue supplying products directly to retailers and chain stores under ODM and OEM agreements and private label brands.

Management anticipates that our existing capital resources, cash flows from operations, collection of our accounts receivable, and loan facilities that we entered into in 2012, any proceeds from any possible equity financings related to the shelf registration statement on Form S-3 we filed in February 2014, which became effective on March 7, 2014, and the aggregate gross proceeds to the Company of $8.95 million and $4.00 million from the closing of the transactions contemplated under each of those certain Securities Purchase Agreements, dated as of April 14, 2014 and May 28, 2015, respectively, and described in greater detail herein,  will satisfy the liquidity requirements of our business for the next 12 months. However, if available funds are not sufficient to meet our plans for expansion, our plans include pursuing alternative financing arrangements, including additional bank loans based on our good credit rating or funds raised through additional offerings of our equity or debt, if and when we determine such offerings are required. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

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

Our standard payment term for accounts receivable is 30 - 120 days. We give an extended payment term to certain of our major customers of up to 180 days. Our sales to customers in the U.S. and international markets typically are made through letters of credit, but for some long-term, high volume customers, we accept payment by telegraphic transfer with a payment term of 15 days after delivery. We remain subject to negative impacts on our cash flow and liquidity due to the significant period of time our accounts receivable remain outstanding with respect to sales made under the longer payment terms. In 2014, we had accounts receivable turnover of 2.78 on an annualized basis, with sales outstanding of 131 days and inventory turnover of 22.74 on an annualized basis.   In 2015, we had accounts receivable turnover of 2.33 on an annualized basis, with sales outstanding of 157 days and inventory turnover of 20.42 on an annualized basis.  As of December 31, 2015, we had gross accounts receivable of $50,936,601, of which $48,789,938 was with aging within 90 days and $2,146,663 was with aging over 90 days but within 180 days; we had an allowance for bad debt of $484,936 for accounts receivables. The increase in accounts receivable was due to, among other things, Diamond Bar’s 17% increase in sales in the year ended December 31, 2015 to $39.11 million, compared to $33.34 million in 2014, as well as a result of Nova Macao’s 13% increase in sales in the year ended December 31, 2015 to $44.92 million, compared to $39.89 million in 2014.  Additionally, we have granted longer terms to major customers to maintain good relationships and to attract new major accounts and we have been more lenient towards the collection of accounts receivable from certain major customers whose accounts receivable are guaranteed by Sinosure (China Export and Credit Insurance Company) credit insurance. While historically our collections have been reasonably assured, delays in collections and the significant period of time our accounts receivable remain outstanding may result in pressure on our cash flow and liquidity. We recognized a loss of $669,596 from bad debts during the year ended December 31, 2015. This loss primarily resulted from the inability to collect accounts receivable from one of Nova Macao’s customers. We have ceased doing business with this customer and anticipate that the allowance for bad debt will return to historical levels in the future. We are working on a study of our receivables management process and based upon the resulting recommendations intend to adopt additional protocols during this annual period to insure we are optimizing our collections as well as general management efficiencies.

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

All of our manufacturing operations currently are conducted by Nova Dongguan and Ding Nuo in China. There are a number of risks inherent in doing business in China, including the following: unfavorable political or economic factors; fluctuations in foreign currency exchange rates; potentially adverse tax consequences; unexpected legal or regulatory changes; lack of sufficient protection for intellectual property rights; difficulties in recruiting and retaining personnel, and managing international operations; and less developed infrastructure. Furthermore, changes in the political, economic and social conditions in China from which these risks are derived could make it more difficult to provide products and services to our customers. Our inability to manage these risks successfully could adversely affect our business and manufacturing operations. We can provide no assurances that any new market expansion by us in China or in the U.S. and international markets will be successful because of the risks associated with conducting our manufacturing operations in China, including the risks listed above.

We may not be able to obtain regulatory approvals for our products, which could result in a decrease in clients and revenue, unexpected expenses and loss of market share.

Our products are subject to PRC and international regulations related to the furniture industry. China has a series of compulsory and recommended national standards, or the GB and QB standards, that govern certain technical, safety and quality requirements for furniture manufactured in and exported from China. Our products are also subject to the mandatory and voluntary furniture test standards of the U.S. and international markets in which our customers distribute our products to end consumers, including environmental, ecological and formaldehyde emission standards and source of origin labeling requirements developed by ANSI/BIFMA, ASTM, CARB, FIRA and ISO. As of December 31, 2015, we have no regulatory approvals pending for our products or that we still need to obtain to conduct our business. We seek to manufacture all products to customer specifications and we believe that our products meet all currently applicable national and international furniture test standards. Any failure to manufacture and deliver products in compliance with all applicable standards and regulations for the markets in which our products are distributed may subject us to fines, penalties or business interruptions and could result in a decrease in clients or loss of market share. In addition, new or revised standards and regulations applicable to our products could require us to redesign existing and planned products, acquire new manufacturing equipment or incur other significant expenses. If we are not able to obtain regulatory approvals for our products based on the applicable standards and regulations, it could have material and adverse effects on our business, financial condition and prospects.

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

We do not maintain business interruption insurance. The insurance industry in China is in its early stage of development and the business interruption insurance and the product liability insurance available currently in China offers limited coverage compared to that offered in many other countries, especially in the U.S. Any business disruption or natural disaster could result in substantial costs and a diversion of resources, which could have a material and adverse effect on our business and results of operations. Our business operations in China, particularly our production facilities, involve risks and hazards that could result in damage to, or destruction of, property and machinery, personal injury, business interruption and possible legal liability. In addition, we do not have product liability insurance covering bodily injuries and property damage caused by the products we sell. Therefore, we are exposed to risks associated with product liability claims and may need to bear the litigation cost if the use of our products results in bodily injury or property damage. We do not carry key-man life insurance, and if we lose the services of any senior management and key personnel, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely disrupt our business and prospects. We do not have personal injury insurance and accidental medical care insurance. Although we require that the third-party transportation companies we engage maintain insurance policies with respect to inland transit risks for our products, the coverage may be inadequate to protect us from potential claims against us and the losses that may result. The occurrence of a significant event for which we are not fully insured or indemnified, and/or the failure of a party to meet its underwriting or indemnification obligations, could materially and adversely affect our operations and financial condition. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at rates we consider reasonable.

Our bank accounts in China are not insured or protected against loss, and the failure of any bank in which we deposit our funds could affect our ability to continue in business.

We maintain our cash in China with various national banks located in China. These cash accounts are not insured or otherwise protected against loss. Should any bank holding our cash deposits become insolvent, or if we are otherwise unable to withdraw funds, we could lose the cash on deposit with that particular bank. Depending upon the amount of cash we maintain in a bank that fails, our inability to have access to such cash deposits could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

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

Nova Dongguan historically has licensed the right to use certain design patents for our products from our Chief Executive Officer, Mr. Wong, who is the sole owner and registrant of these design patents. Mr. Wong agreed to transfer his ownership of the design patents to Nova Dongguan and entered into an agreement in January 2011, as amended, to grant Nova Dongguan a perpetual, exclusive, worldwide, royalty-free and irrevocable license to use the design patents registered in his name until the SIPO approves of the ownership transfer to Nova Dongguan. Any transfer of the ownership of such design patents requires that the transfer agreements be registered with the SIPO and, without such registration, the transfers would not be effective under PRC law. As of December 31, 2011, SIPO had approved the ownership transfer to Nova Dongguan of 30 out of the 116 design patents Mr. Wong intended to transfer to Nova Dongguan.  During 2015, the Company and Mr. Wong completed the transfer process for these 30 design patents. The irrevocable license to use the remaining design patents pending transfer approval may not be canceled by Mr. Wong until ownership of such design patents have been transferred to Nova Dongguan. If Mr. Wong contests the license agreement prior to the effective transfer of ownership of the remaining design patents, our business may be adversely affected as Nova Dongguan may have to litigate or arbitrate to enforce its license rights to such design patents under the license agreement.

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

We incur significant costs as a result of our operating as a public company and our management is required to devote substantial time to compliance with the regulatory requirements placed on a public company.

As a public company with substantial operations, we incur significant legal, accounting and other expenses. The costs of preparing and filing annual, quarterly and current reports, proxy statements and other information with the SEC and furnishing audited reports to shareholders is time-consuming and costly.

It has also been time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and this remains an ongoing process. Certain members of our management have limited or no experience operating a company whose securities are listed on a national securities exchange or with the rules and reporting practices required by the federal securities laws as applied to a publicly traded company. We have needed to recruit, hire, train and retain additional financial reporting, internal control and other personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications required by the Sarbanes-Oxley Act.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately. Any inability to report and file our financial results accurately and timely could harm our business and adversely affect the trading price of our common stock.

We are required to establish and maintain internal controls over financial reporting and disclosure controls and procedures and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. At present, we have instituted internal controls, but, as discussed below, we are in the process of correcting certain material weaknesses in our internal controls. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls and procedures will prevent all possible errors. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, measures of control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Prior to becoming parts of a public company, Nova Furniture and its subsidiaries, Diamond Bar and Bright Swallow, were private operating companies with no experience operating as a public company or establishing the level of internal control over financial reporting required by the Sarbanes-Oxley Act, and Nova LifeStyle, the U.S. parent company, was a non-operating public shell. Prior to June 4, 2013, our Board of Directors lacked independent directors and an audit committee, and we lacked, and currently lack, sufficient accounting personnel with appropriate understanding of the generally accepted accounting principles in the U.S., or U.S. GAAP, and SEC reporting requirements. We have taken, and are taking, certain actions intended to remediate this issue regarding our internal control over financial reporting. For example, we previously engaged an outside Sarbanes-Oxley Act consultant in March 2012 to assist in testing and improving our internal controls and to assist with the design of effective documented financial accounting policies and procedures for our U.S. parent company and all subsidiaries. As of the date of this filing and during the year ended December 31, 2015, we have taken certain actions to remediate other identified material weaknesses related to our lack of independent directors and an audit committee, particularly with respect to our continued search for an appropriate candidate for Vice President of Finance, as discussed in greater detail herein. We have added independent directors and established an audit committee as a separately designated committee of the Board of Directors with a written charter, as of June 4, 2013.  Mr. Bin Liu, an independent director elected to the Board of Directors at our annual meeting of shareholders held on May 19, 2015, serves as the chair of the Audit Committee and as an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K.  We are still searching for appropriate candidates for a Vice President of Finance position, which requires the candidate to have experience in U.S. GAAP and SEC financial reporting.  We are still in the process of searching for an acceptable candidate.  In addition, we plan to provide additional training to our accounting personnel on U.S. GAAP, and other regulatory requirements regarding the preparation of financial statements.  Until such time as we hire qualified accounting personnel with the requisite U.S. GAAP knowledge and experience and train our current accounting personnel, we have engaged an outside CPA with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP.  However, the measures we have taken may not be sufficient to mitigate the foregoing risks associated with the lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements. We anticipate that these actions have had, and will have, a material impact on our internal control over financial reporting in 2015, and in future periods.

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

After our acquisition of Nova Furniture, we became a holding company with no material assets other than the stock of our wholly owned subsidiaries, Bright Swallow, Diamond Bar, and Nova Furniture, and Nova Furniture's wholly owned subsidiaries through which we conduct operations: Nova Dongguan, Nova Macao, Nova Museum and Ding Nuo, with each of Nova Museum and Ding Nuo a wholly owned subsidiary of Nova Dongguan. We rely on dividends paid by our subsidiaries for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. China has currency and capital transfer regulations that require us to comply with complex regulations for the movement of capital. PRC regulations currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Our PRC subsidiaries also are required to set aside at least 10% of net income after taxes based on PRC accounting standards each year to statutory surplus reserves until the cumulative amount of such reserves reaches 50% of registered capital. These reserves are not distributable as cash dividends. Our PRC subsidiaries also may allocate a portion of their after-tax profits to their staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. Furthermore, if any of our subsidiaries incurs debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Accordingly, if our subsidiaries are unable to pay us dividends and make other payments to us when needed because of regulatory restrictions or otherwise, we may be materially and adversely limited in our ability to make investments or acquisitions that could be beneficial to our business, pay dividends or otherwise fund and conduct our business.

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

The rapid growth of China’s economy has been uneven among economic sectors and geographic regions of the country and has been fueled over the last three years by a large amount of debt issuances. China’s economy grew at an annual rate of 6.9% in 2015, as measured by the year-over-year change in GDP according to the NBS. Rapid economic growth and less restrictive monetary policies can lead to growth in the money supply and rising inflation. According to the NBS, the annual inflation rate in China, as measured by the year-over-year change in consumer price index, was 1.4% as of December 2015. If prices for our products fail to rise at a rate sufficient to compensate for the increased costs of supplies, such as raw materials, due to inflation, it may have an adverse effect on our profitability, which we would attempt to mitigate by reducing the cost with more automated production practices.

In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets, restrictions on state bank lending and raised reserve requirements for banks. In particular, in response to inflationary concerns, the PRC government instituted tightened fiscal policies in 2011, including controls on bank reserve requirement ratios, that contributed to a general slowdown in many sectors of China’s economy and restricted bank lending practices. If the PRC government continues its deflationary policies and efforts to stabilize economic growth in China, such disruptions may adversely affect our plans for growth and our results of operations, cash flows and financial condition. In 2015, the People’s Bank Of China dropped 4 times interest rate from 5.9% in March to 4.9% in October (data from The People’s Bank Of China website) in responding to the slowdown of the Chinese economy.

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

As some of our capital assets are based in China, it may be difficult to acquire jurisdiction over these assets in the event a lawsuit is initiated against us. In addition, the courts in China may not permit the enforcement of judgments arising out of U.S. federal and state corporate, securities or similar laws. Accordingly, U.S. investors may not be able to enforce judgments against us for violation of U.S. securities laws.

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

SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents' Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, on July 4, 2014, which replaced the former circular commonly known as "SAFE Circular 75" promulgated by SAFE on October 21, 2005. SAFE Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents' legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a "special purpose vehicle." SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as an increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for evasion of foreign exchange controls. We cannot predict fully how Circular 37 will affect our business operations or future strategies because of ongoing uncertainty over how Circular 37 is interpreted and implemented, and how or whether SAFE will apply it to us.

We have requested our PRC resident beneficial owners to make the necessary applications, filings and amendments as required under SAFE regulations in connection with their equity interests in us. We attempt to ensure that our subsidiaries in China comply, and that our PRC resident beneficial owners subject to these rules comply, with the relevant SAFE regulations. We cannot provide any assurances that all of our present or prospective direct or indirect PRC resident beneficial owners will comply fully with all applicable registrations or required approvals. The failure or inability of our PRC resident beneficial owners to comply with the applicable SAFE registration requirements may subject these beneficial owners or us to fines, legal sanctions and restrictions described above.

PRC labor laws may adversely affect our results of operations.

On June 29, 2007, the PRC government promulgated the Labor Contract Law of the PRC, effective on January 1, 2008, to govern the establishment of employment relationships between employers and employees, and the conclusion, performance, termination of and the amendment to employment contracts. The Labor Contract Law imposes greater liabilities on employers and significantly affects the cost of an employer’s decision to reduce its workforce. Further, as mentioned above, it requires that certain terminations be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce in China, the Labor Contract Law could adversely affect our ability to effect such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially and adversely affecting our financial condition and results of operations.

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

Before the EIT Law came into effect on January 1, 2008, dividends paid to foreign investors by FIEs, such as dividends paid to us by our subsidiaries in China, were exempt from PRC withholding tax. We are a Nevada holding company and substantially all of our income is derived from dividends we receive from our subsidiaries, including those in China. Pursuant to the EIT Law, dividends generated after January 1, 2008, and distributed to us by our subsidiaries in China are subject to withholding tax at a rate of 10%, provided that we are determined by the relevant PRC tax authorities to be a “non-resident enterprise” under the EIT Law and hold at least 25% of the equity interest of our subsidiaries. If we are determined to be a “resident enterprise,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as “resident enterprises” for PRC enterprise income tax purposes. In addition, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares.

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

The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but are not limited to, our quarterly operating results or the operating results of other companies in our industry, announcements by us or our competitors of acquisitions, new products, product improvements, commercial relationships, intellectual property, legal, regulatory or other business developments and changes in financial estimates or recommendations by stock market analysts regarding us or our competitors. In addition, the stock market in general, and the market for companies with substantial operations based in China or that became public by means of a reverse acquisition with a public shell company in particular, has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated or disproportionate to their operating performance. These broad market fluctuations may materially affect our stock price, regardless of our operating results. Furthermore, the market for our common stock historically has been limited and we cannot assure you that a larger market will ever be developed or maintained. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, these factors may make it more difficult or impossible for you to sell our common stock for a positive return on your investment.

Shares of our common stock lack a significant trading market, which could make it more difficult for an investor to sell our common stock.

Our common stock began trading on The NASDAQ Stock Market LLC on January 17, 2014; however, there is no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. As a result, an investor may find it more difficult to dispose of our common stock.

Future sales of shares of our common stock by our shareholders could cause our stock price to decline.

Future sales of shares of our common stock could adversely affect the prevailing market price of our stock. As of March 16, 2016, Messrs. Wong, our Chief Executive Officer, and Ho, our Chief Financial Officer, our two largest shareholders, owned 20% and 16.7%, respectively, of our outstanding shares of common stock. If our significant shareholders sell a large number of shares, or if we issue a large number of shares, the market price of our stock could decline. Moreover, the perception in the public market that significant shareholders might sell shares of our stock could depress the market for our shares.

Our management and certain of our other significant shareholders who received shares of our common stock issued pursuant to the Share Exchange Agreement were subject to lockup agreements that prohibit their sale of all shares of our common stock held currently or acquired by them in the future to the general public until the earliest to occur of (i) three years following the date our securities are listed on a registered national securities exchange or (ii) if the closing of an offering does not occur within one year from the date of the Lock-Up Agreements, which were entered into in June and August 2011, then two years from the date the lockup agreements. On March 25, 2014, we and Lock-Up Holders entered into the First Amendment to the Lock-Up Agreements and added a new provision in the lock up period paragraph to clarify that if the closing of an offering does occur within one year from the date of the Agreements, then the lock-up period will automatically terminate upon three years from the date of the Agreements.  These lockup agreements terminated in June and August of 2014. As a result, if such shareholders sell substantial amounts of our common stock in the public market, such sales could create a circumstance commonly referred to as an “overhang,” in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price we deem reasonable or appropriate.

We may issue additional shares of our common stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our shareholders.

Our Articles of Incorporation, as amended, authorize the issuance of up to 75,000,000 shares of common stock, par value $0.001 per share. As of March 21, 2016, there were 50,904,028, authorized and unissued shares of our common stock available for future issuance among which 2,050,001 shares are issuable upon exercise of outstanding warrants, based on 24,095,972 shares of our common stock outstanding. Although we have no commitments as of the date of this report to issue our securities, we may issue a substantial number of additional shares of our common stock or debt securities to complete a business combination or to raise capital.  On February 20, 2014, we filed a shelf registration statement on Form S-3 under which we may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000.  The shelf registration statement was declared effective as of March 7, 2014 and expires on March 6, 2017.

On April 14, 2014, we entered into a Securities Purchase Agreement with certain purchasers pursuant to which we sold to the Buyers, in a registered direct offering, an aggregate of 1,320,059 shares of common stock, par value $0.001 per share, at a negotiated purchase price of $6.78 per share, for aggregate gross proceeds to us of $8.95 million.

As part of the transaction, the Buyers also received (i) Series A warrants to purchase up to 660,030 shares of Common Stock in the aggregate at an exercise price of $8.48 per share (the “Series A Warrants”); (ii) Series B warrants to purchase up to 633,628 shares of Common Stock in the aggregate at an exercise price of $6.82 per share (the “Series B Warrants”); and (iii) Series C warrants to purchase up to 310,478 shares of Common Stock in the aggregate at an exercise price of $8.53 per share (the “Series C Warrants” and together with the Series A Warrants and the Series B Warrants, the “Warrants”). The Series A Warrants had a term of four years and were exercisable by the holders at any time after the date of issuance. The Series B Warrants had a term of six months and were exercisable by the holders at any time after the date of issuance. The Series C Warrants had a term of four years and were exercisable by the holders at any time after the date of issuance. After the six month anniversary of the issuance date of the Series C Warrants, to the extent that a holder of a Series C Warrant had exercised less than 70% of such holder’s Series B Warrants and the closing sale price of the Common Stock was equal to or greater than $9.81 for a period of ten consecutive trading days, then we were entitled to purchase the entire then-remaining portion of such holder’s Series C Warrants for $1,000.  The shares and warrants were registered on a takedown of our shelf registration statement described below. The Series B Warrants expired on October 14, 2014, and none of the Series B Warrants were excised prior to such expiration.

On May 28, 2015, we entered into a Securities Purchase Agreement (the “2015 Purchase Agreement”) with certain purchasers (the “Purchasers”) pursuant to which we offered to the Purchasers, in a registered direct offering, an aggregate of 2,970,509 shares of common stock, par value $0.001 per share. 2,000,001 shares of our common stock were sold to the Purchasers at a negotiated purchase price of $2.00 per share, for aggregate gross proceeds to us of $4,000,002, before deducting fees to the placement agent and other estimated offering expenses payable by us. In accordance with the terms of the 2015 Purchase Agreement, the outstanding Series A Warrants described above and issued in connection with the transactions contemplated by the 2014 Purchase Agreement were exchanged for 660,030 shares of our Common Stock, and the outstanding Series C Warrants described above and issued in connection with the transactions contemplated by the 2014 Purchase Agreement were exchanged for 310,478 Shares of our Common Stock.

As contemplated under the 2015 Purchase Agreement and pursuant to a concurrent private placement, we also sold to the Purchasers a warrant to purchase one share of our Common Stock for each share purchased for cash in the offering, pursuant to that certain Common Stock Purchase Warrant, by and between us and each Purchaser (the “2015 Warrants”). The 2015 Warrants are exercisable beginning on the six month anniversary of the date of issuance (the “Initial Exercise Date”) at an exercise price of $2.71 per share and will expire on the five year anniversary of the Initial Exercise Date. The purchase price of one share of our Common Stock under the 2015 Warrants is equal to the exercise price.

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

As of March 16, 2016, Messrs. Wong, our Chief Executive Officer, and Ho, our Chief Financial Officer, our two largest shareholders, owned 20% and 16.7%, respectively,  of our outstanding shares of common stock. Together and individually, Messrs. Wong and Ho exert significant influence over us, giving them the ability, among other things, to exercise significant control over the election of all or a majority of the Board of Directors and to approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Without the consent of Messrs. Wong and Ho, we could be prevented from entering into potentially beneficial transactions if such transactions conflict with our principal shareholders’ interests. The interests of Messrs. Wong and Ho may differ from the interests of our other shareholders.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Effective January 17, 2014, our common stock is now quoted on The NASDAQ Stock Market under the symbol “NVFY.”

The following table sets forth the range of the high and low bid prices per share of our common stock for each quarter (or portion thereof) as reported on The NASDAQ Stock Market during 2014 and 2015.

	High	Low
2014
First Quarter (through March 31, 2014)	$10.35	$4.45
Second Quarter (through June 30, 2014)	8.15	3.90
Third Quarter (through September 30, 2014)	$5.50	$4.02
Fourth Quarter (through December 31, 2014)	4.49	2.76

2015
First Quarter (through March 31, 2015)	$3.28	1.79
Second Quarter (through June 30, 2015)	3.38	1.87
Third Quarter (through September 30, 2015)	$2.51	1.77
Fourth Quarter (through December 31, 2015)	2.28	1.785

Holders of Record

On March 21, 2016, there were approximately 74 record holders of record based on information provided by our transfer agent. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

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

In addition, Circular 37 requires PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch in connection with their establishing or controlling any company outside of China. If the PRC subsidiaries of an offshore parent company do not report the need for their PRC investors to register to the local SAFE authorities, they may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company. Although we believe that our PRC subsidiaries are in compliance with these regulations, should these regulations or the interpretation of them by PRC courts or regulatory agencies change, we may not be able to pay dividends outside of China.

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

Nova's LifeStyle brand family currently includes Diamond Sofa (www.diamondsofa.com), Colorful World, Giorgio Mobili, and, Bright Swallow.

Our customers principally consist of distributors and retailers having a specific geographic coverage that deploy middle to high end private label home furnishings having very little competitive overlap within our specific furnishings products or product lines.  Nova LifeStyle is constantly seeking to integrate new sources of distribution and manufacturing that are properly aligned with our growth strategy thus allowing us to continually focus on building both same store sales growth as well as drive the expansion of our overall distribution and manufacturing relationships through a deployment of popular, as well as trend-based, furnishing solutions worldwide.

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

IKEA has strict standards and processes to choose and qualify its vendors and suppliers.  In order to be qualified as an IKEA supplier, a company must go through a review, inspection and approval process according to IKEA standards which include the supplier’s operating history, manufacturing facility and equipment,  production capacity, raw materials, employee benefits and work safety, environmental protection and compliance with laws and regulations, among other things.  Nova began the discussions with IKEA to become a supplier in 2012.  In order to expedite the qualification process with IKEA, we decided to incorporate a new company and construct a new facility/workshop in full compliance with IKEA's special requirements. Therefore, we incorporated Ding Nuo, built a manufacturing facility/workshop and leased it to Ding Nuo specifically for engaging in business with IKEA.  In early September 2014, Ding Nuo completed production of an initial purchase order from IKEA.  The purchase was made under a Contract Review Trading Area – Supplier.   IKEA finished installing a Purchase Agreement (the “PUA”) system into Nova’s computer system in early October 2014, so that IKEA is able to place future orders through the system for Nova to execute.   Ding Nuo has successfully fulfilled IKEA’s testing orders (in terms of timing, product quality, delivery and other requirements), and at IKEA’s request, completed test manufacturing of certain new styles and furniture for which demand is well-established, and we passed IKEA’s quality inspection.  IKEA has provided us with a yearly order plan and adjusted the yearly order plan to increase the volume in June and August of 2015. We expect IKEA to maintain or increase its order volume for the foreseeable future.

Our experience developing and marketing products for international markets has enabled us to develop the scale, logistics, marketing, manufacturing efficiencies and design expertise that serve as the foundation for us to expand aggressively into the highly attractive U.S., Canadian and Chinese markets.

We are a U.S. holding company with no material assets other than the ownership interests of our wholly owned subsidiaries through which we market, design, manufacture and sell residential furniture worldwide: Nova Dongguan, Nova Macao, Nova Museum, Nova Furniture, Bright Swallow, Diamond Bar and Ding Nuo, with Nova Museum a wholly owned subsidiary of Nova Dongguan and Ding Nuo, a 91% owned subsidiary of Nova Dongguan . Nova Dongguan is a wholly foreign owned enterprise (“WFOE”) and was incorporated under the laws of the PRC on June 6, 2003. Nova Macao was organized under the laws of Macao on May 20, 2006. Nova Dongguan organized Nova Museum on March 17, 2011, as a non-profit organization under the laws of the PRC engaged in the promotion of the culture and history of furniture in China. Nova Dongguan and Nova Macao are wholly owned subsidiaries of Nova Furniture, one of our wholly owned subsidiaries, organized under the laws of the BVI on April 29, 2003. We acquired Nova Furniture pursuant to the Share Exchange Agreement on June 30, 2011. Diamond Bar is a California corporation organized on June 15, 2000, which we acquired pursuant to a stock purchase agreement on August 31, 2011.  On April 24, 2013, we acquired all of the outstanding stock of Bright Swallow; the purchase price was $6.5 million in cash and was fully paid at the closing of the acquisition.  In 2013, we formed Ding Nuo as a new subsidiary, which is held 90.91% by Nova Dongguan and 9.09% by Mr. Gu XingChang, as described above.

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

Accounts Receivable

Our policy is to maintain an allowance for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  We maintained an allowance for bad debt of $484,936 and $398,991 as of December 31, 2015 and 2014, respectively.  We recognized a loss of $669,596 from bad debts during the year ended December 31, 2015.  This loss primarily resulted from the inability to collect accounts receivable from one of Nova Macao’s customers.  We have ceased doing business with this customer and anticipate that the allowance for bad debt will return to historical levels in the future.

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

Sales revenue represents the invoiced value of goods, net of value-added taxes, or VAT. All of our products sold in China are subject to VAT of 17% of the gross sales price. This VAT may be offset by VAT paid by us on raw materials and other materials purchased in China and included in the cost of producing the finished product. We record VAT payable and VAT receivable net of payments in the consolidated financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid when we act as an agent for the PRC government.

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault.  As alternatives for the product return option, the customers have options of asking a discount from us for the products with quality issues or receiving replacement parts from us at no cost. The amount for return of products, the discount provided to the customers and cost for the replacement parts were immaterial for the years ended December 31, 2015 and 2014.

Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in USD. The functional currency of Nova LifeStyle, Nova Furniture, Nova Macao, Bright Swallow, and Diamond Bar is the United States Dollar (“$” or “USD”). The functional currency of our PRC subsidiaries, Nova Dongguan, Nova Museum and Ding Nuo, is RMB. The functional currencies of our foreign operations are translated into USD for balance sheet accounts using the current exchange rates in effect as of the balance sheet date, except for equity account using the historical exchange rate, and for revenue and expense accounts using the weighted-average exchange rate during the fiscal year. The translation adjustments are recorded in the consolidated statements of income and comprehensive income, captioned “Accumulated other comprehensive income.” Gains and losses resulting from transactions denominated in foreign currencies are included in “Other income (expenses)” in the consolidated statements of income and comprehensive income. There have been no significant fluctuations in the exchange rate for the conversion of RMB to USD after the balance sheet date.

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

Accordingly, we concluded that we had one reportable segment under ASC 280 because: (i) our products sold through Nova Dongguan, Nova Macao, and Ding Nuo are created with similar production processes, in the same facilities, under the same regulatory environment and sold to customers using similar distribution systems; (ii) Diamond Bar is a furniture distributor based in California focusing on customers in the US, and Bright Swallow is a furniture distributor based in Hong Kong focusing on customers in Canada, both of which are operated under the same senior management of Nova Dongguan and Nova Macao, and we view the operations of Nova Dongguan, Nova Macao, Diamond Bar, Bright Swallow and Ding Nuo as a whole for making business decisions; and (iii) although Nova Museum is principally engaged in the dissemination of the culture and history of furniture in China, it also serves a function of promoting and marketing our image and products by providing a platform and channel for consumers to be exposed to us and our products, it is operated under the same management with the same resources and in the same location as Nova Dongguan, and it is an additive and supplemental unit to our main operations, the manufacture and sale of furniture.

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

The FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are in the process of evaluating the impact of adoption of this ASU on the consolidated financial statements.

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

The following table sets forth the results of our operations for the years ended December 31, 2015 and 2014. Certain columns may not add due to rounding.

	Years Ended December 31,
	2015		2014
	$	% of Sales	$	% of Sales
Net sales	108,820,112		98,711,275
Cost of sales	(90,430,560)	83%	(79,319,418)	80%
Gross profit	18,389,552	17%	19,391,857	20%
Operating expenses	(14,839,696)	14%	(14,141,144)	14%
Income from operations	3,549,856	3%	5,250,713	5%
Other (expenses) income, net	(798,028)	1%	4,284,671	4%
Income tax expense	(551,586)	1%	(980,736)	1%
Net income	2,200,242	2%	8,554,648	9%

Net Sales

Net sales for the year ended December 31, 2015, were $108.82 million, an increase of 10% from $98.71 million in 2014; this increase in net sales resulted primarily from a 11% increase in sales volume offset by a 2% decrease in average selling price.  Our subsidiary Ding Nuo, which was formed in October 2013, contributed $5.15 million to sales for the year ended December 31, 2015, compared to $2.03 million in the same period of 2014. Our overall average selling price stayed approximately the same in the year ended December 31, 2015, compared to 2014. Our sales volume increased approximately 11% in the year ended December 31, 2015, compared to 2014. Our largest selling product categories in the years ended December 31, 2015 and 2014 were sofas, cabinets and dining tables, which accounted for approximately 30%, 15% and 16% of sales, respectively, for the year ended December 31, 2015; and 34%, 16% and 16% of sales, respectively, for the year ended December 31, 2014.

Of the $10.11 million increase in net sales in the year ended December 31, 2015, compared to 2014, $8.27 million was attributable to sales in markets other than China, principally as a result of increased sales in North America. North American sales increased 17% to $75.17 million in the year ended December 31, 2015, compared to $64.39 million in 2014, as we aggressively expanded sales to the U.S. and Canadian markets and continued to integrate the operations of Bright Swallow.  As part of our gradual change in sales and marketing strategy launched in 2012, we increased marketing efforts in the U.S. markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Europe were $10.58 million in the year ended December 31, 2015, a decrease of 7% from $11.40 million in 2014, primarily as a result of the sluggish European economy. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. Sales to Asia, excluding China and Hong Kong, decreased 40% to $2.68 million in the year ended December 31, 2015, compared to $4.45 million in the same period of 2014, primarily due to the decrease of sales orders from our major customers in Asia. Sales to Hong Kong decreased 11% to $0.66 million in the year ended December 31, 2015, compared to $0.75 million in 2014, primarily due to the decrease in sales orders from customers in that region. In China, we generated internet sales in the amount of $1.04 million, comparing with $0 in 2014 since our new E-Commerce Platform was put in the use in late of 2015.

Sales to China, which included sales to franchisees in addition to wholesalers and agents to domestic retail stores and distributors for the export market, accounted for 17% of sales in the year ended December 31, 2015, which had approximately the same percentage as in the same period of 2014. Sales to franchisees selling our branded products in China contributed approximately $0.77 million or 4% of our total China sales in the year ended December 31, 2015, compared to $2.33 million or 14% in 2014. We are currently adopting new image standards as well as product lines for our franchise operations that will take time to develop.  First, through our production line, we intend to produce some products made from marble material. Second, we intend to import a range of additional products from the U.S. or Europe. We also intend to enrich our product lines to include a bedroom series, which would include beds, bed side tables, mattresses (which could be imported or purchased in China) and bedding sets including bed sheets, pillowcases, quilt covers, and other items (which can be purchased within China). Overall sales to China increased 11% to $18.88 million in the year ended December 31, 2015 compared to $17.03 million in 2014 as a result of increased sales from our subsidiary, Ding Nuo, to IKEA.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 14% to $90.43 million in the year ended December 31, 2015, compared to $79.32 million in 2014, due primarily to an increase in purchases of products from third party manufacturers. Cost of sales for products that we manufactured was $17.12 million in the year ended December 31, 2015, a 8% decrease from $18.66 million in the same period of 2014, primarily as a result of a reduction in the volume of our products manufactured by Nova Dongguan, arising from decreased sales orders from our franchise network and wholesalers and agents for domestic Chinese retailers in light of the sluggish Chinese economy.  Material costs, labor costs and related overhead accounted for 71%, 21% and 8% of the cost of sales for such products in the year ended December 31, 2015, compared to 67%, 22% and 11% in 2014, respectively. The cost of products purchased from third party manufacturers increased 21% to $73.32 million in the year ended December 31, 2015, from $60.56 million in 2014. The increase of products purchased from third party manufacturers is primarily due to increased sales orders, particularly since Diamond Bar and Nova Macao are furniture wholesale companies, meaning that nearly all of their inventories are purchased from outside manufacturers. Cost of sales as a percentage of sales increased to 83% in the year ended December 31, 2015, compared to 80% in 2014. The increase in cost of sales as a percentage of sales from the year ended December 31, 2015 compared to the same period during 2014 resulted primarily from increased cost of products purchased from third party manufacturers.

Gross Profit

Gross profit decreased 5.17% to $18.39 million in the year ended December 31, 2015, compared to $19.39 million in 2014. The decrease in gross profit resulted primarily from an increase in cost of sales. Our gross profit margin decreased to 17% in the year ended December 31, 2015, compared to 20% in 2014. The decrease in gross profit margin resulted primarily from increased cost of sales as a percentage of net sales, which was due primarily to an increased cost of products purchased from third parties, namely, our suppliers increased their sales prices which resulted in higher purchase prices charged to us for these products; in addition, we attracted more sales orders from certain big trading company customers by lowering the sales price to them.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, research and development expenses, goodwill impairment, and loss on disposal of fixed assets. Operating expenses were $14.84 million in the year ended December 31, 2015, compared with $14.14 million in 2014. Selling expenses increased 12% to $6.16 million in the year ended December 31, 2015, from $5.48 million in 2014, due primarily to increased sales and marketing expense. General and administrative expense increased 11% to $8.68 million in the year ended December 31, 2015, from $7.82 million in 2014, due primarily to an increase of employee stock-based compensation by approximately $600,000, professional fees by approximately $96,000, and bad debt expense by approximately $561,000.  This was all notwithstanding a decrease in consulting fees by approximately $109,000, and research and development expenses by approximately $176,000.

Other Income (Expenses), Net

Other expenses, net was $798,028 in the year ended December 31, 2015, compared with other income, net, of $4.28 million in 2014, meaning a decrease in other income of $5.08 million. The decrease in other income was due primarily to a change in fair value and extinguishment of warrant liability which was decreased to $767,096 as an expense in the year ended December 31, 2015 from $4,194,847 as income in 2014. Change in the fair value and extinguishment of warrant liability is the amount of total fair value gains or losses relating to warrant liabilities held during and at the reporting date. The primary factor that caused material changes in the fair value and extinguishment of the warrant liability is our stock price.

Income Tax Expense

Income tax expense was $551,586 in year ended December 31, 2015, compared with $980,736 in 2014.   The decrease in income tax expense was mainly due to decreased taxable income.

Net Income

Net income was $2.20 million in the year ended December 31, 2015, a decrease of 74% from $8.55 million of net income for 2014. This decrease was mainly due to the loss on change in the fair value and extinguishment of warrant liability to $0.77 million expense in 2015 from $4.2 million income in 2014, and an increased cost of sales by 14% for the year ended December 31, 2015, compared to 2014, primarily as a result of increased purchases of products from third party manufacturers. Our net profit margin, excluding the loss on change in fair value and extinguishment of warrant liability of $767,096, was 2.73% in the year ended December 31, 2015, a decrease of 1.69% from 4.42% for 2014 after excluding the income on change in fair value and extinguishment of warrant liability of $4,194,847.

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

We had net working capital of $48,627,874 at December 31, 2015, an increase of $14,102,911 from net working capital of $34,524,963 at December 31, 2014. The ratio of current assets to current liabilities was 3.83-to-1 at December 31, 2015.

The following is a summary of cash provided by or used in each of the indicated types of activities during the year ended December 31, 2015 and 2014:

	2015	2014
Cash (used in) provided by:
Operating activities	$(4,229,308)	$(6,455,730)
Investing activities	(2,473,664)	(4,137,725)
Financing activities	6,452,072	9,510,373

Net cash used in operating activities was $4.23 million in the year ended December 31, 2015, a decrease of cash outflow of $2.23 million from $6.46 million of cash used in operating activities in 2014. The decrease in cash outflow was attributable primarily to improved timely collection on accounts receivables. Also, our cash inflow for advance payments to suppliers was $0.14 million during the year ended December 31, 2015, compared to $4.57 million outflow in 2014, despite cash outflow from other current assets of $0.92 million during the year ended December 31, 2015, compared with cash inflow of $0.13 million in 2014, and cash outflow from accounts payable of $0.38 million in the year ended December 31, 2015, compared with cash inflow of $3.51 million in 2014.

Net cash used in investing activities was $2.47 million in the year ended December 31, 2015, a decrease of cash outflow of $1.67 million from $4.14 million in 2014. In the year ended December 31, 2015, we paid government levies of $0.95 million in relation to acquisition of land use rights, $0.40 million for the acquisition of property and equipment and $1.05 million for construction in progress for our website, mobile application designs and new factory construction in Dongguan. In 2014, we paid $1.62 million for acquisition of property and equipment, and $1.25 million for deposits on plant construction and website design, and $1.28 million for construction in progress for our website, mobile application designs and new factory construction in Dongguan.

Net cash provided by financing activities was $6.45 million in the year ended December 31, 2015, a decrease of $3.06 million from cash inflow of $9.51 million in 2014. In the year ended December 31, 2015, we repaid $36.10 million for bank loans, but borrowed $38.91 million from bank loans. We also received $3.65 million from shares issued through a private placement. In 2014, we received $30.61 million proceeds from bank loans, but repaid $30.44 million in bank loans, and received $0.47 million from warrants exercised, $8.12 million from shares issued through a private placement and $0.75 million proceeds from subscription receivable.

As of December 31, 2015, we had gross accounts receivable of $50,936,601, of which $48,789,938 was with aging within 90 days, and $2,146,663 was with aging over 90 days but within 180 days; we had an allowance for bad debt of $484,936 for accounts receivable. As of March 14, 2016, $21,661,734 of accounts receivable outstanding at December 31, 2015 had been collected, and all of accounts receivable outstanding at December 31, 2014 had been collected.

As of December 31, 2015, the accounts receivable turnover rate was 2.33 compared with 2.78 as of December 31, 2014. The decrease of accounts receivable turnover rate was due to promoting new product lines by extending sales terms on accounts receivable during the year ended December 31, 2015.  Accordingly, the days sales outstanding was 157 days at December 31, 2015, compared to 131 days at December 31, 2014.

The inventory turnover rate was 20.42 at December 31, 2015, compared with 22.74 at December 31, 2014.  Following completion of new factory construction in Dongguan, a higher inventory level was maintained in Dongguan to meet customer demand, thereby resulting in a decrease in the inventory turnover rate.

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

Private Placements

On April 14, 2014, we entered into a Securities Purchase Agreement (the “2014 Purchase Agreement”) with certain purchasers (the “Buyers”) pursuant to which we sold to the Buyers, in a registered direct offering, an aggregate of 1,320,059 shares of common stock, par value $0.001 per share, at a negotiated purchase price of $6.78 per share, for aggregate gross proceeds to us of $8.95 million, before deducting fees to the placement agent of $716,000 and other estimated offering expenses of $20,000 payable by us.

As part of the transaction, the Buyers also received (i) Series A warrants to purchase up to 660,030 shares of Common Stock in the aggregate at an exercise price of $8.48 per share (the “Series A Warrants”); (ii) Series B warrants to purchase up to 633,628 shares of Common Stock in the aggregate at an exercise price of $6.82 per share (the “Series B Warrants”); and (iii) Series C warrants to purchase up to 310,478 shares of Common Stock in the aggregate at an exercise price of $8.53 per share (the “Series C Warrants” and together with the Series A Warrants and the Series B Warrants, the “Warrants”). The Series A Warrants had a term of four years and were exercisable by the holders at any time after the date of issuance. The Series B Warrants had a term of six months and were exercisable by the holders at any time after the date of issuance. The Series C Warrants had a term of four years and were exercisable by the holders at any time after the date of issuance. After the six month anniversary of the issuance date of the Series C Warrants, to the extent that a holder of Series C Warrant had exercised less than 70% of such holder’s Series B Warrants and the closing sale price of the Common Stock was equal to or greater than $9.81 for a period of ten consecutive trading days, then we were entitled to purchase the entire then-remaining portion of such holder’s Series C Warrants for $1,000.  The shares and warrants were registered on a takedown of our shelf registration statement described below. The Series B Warrants expired on October 14, 2014, and none of the Series B Warrants were exercised prior to such expiration.

On May 28, 2015, we entered into a Securities Purchase Agreement (the “2015 Purchase Agreement”) with certain purchasers (the “Purchasers”) pursuant to which we offered to the Purchasers, in a registered direct offering, an aggregate of 2,970,509 shares of common stock, par value $0.001 per share. 2,000,001 shares of the common stock were sold to the Purchasers at a negotiated purchase price of $2.00 per share, for aggregate gross proceeds to us of $4,000,002, before deducting fees to the placement agent and other estimated offering expenses payable by us. In accordance with the terms of the 2015 Purchase Agreement, the outstanding Series A Warrants described above and issued in connection with the transactions contemplated by the 2014 Purchase Agreement were exchanged for 660,030 shares of our Common Stock, and the outstanding Series C Warrants described above and issued in connection with the transactions contemplated by the 2014 Purchase Agreement were exchanged for 310,478 Shares of our Common Stock.

As contemplated under the 2015 Purchase Agreement and pursuant to a concurrent private placement, we also sold to the Purchasers a warrant to purchase one share of our Common Stock for each share purchased for cash in the offering, pursuant to that certain Common Stock Purchase Warrant, by and between us and each Purchaser (the “2015 Warrants”). The 2015 Warrants are exercisable beginning on the six month anniversary of the date of issuance (the “Initial Exercise Date”) at an exercise price of $2.71 per share and will expire on the five year anniversary of the Initial Exercise Date. The purchase price of one share of our Common Stock under the 2015 Warrants is equal to the exercise price.

Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.25% and maturity on June 1, 2015. On June 8, 2015, the bank extended and modified the terms of the loan agreement to extend the line of credit up to a maximum of $6,000,000 until July 31, 2015 and $5,000,000 thereafter with an annual interest rate of 4.25% and maturity on September 1, 2015 (the term of which the bank allowed to extend until the renewal described in the following sentence while the bank conducted its own audit associated therewith). On September 28, 2015, Diamond Bar extended the line of credit up to a maximum of $6,000,000 with annual interest of 3.75% (4% from December 17, 2015) and maturity on June 1, 2017. On January 20, 2016, Diamond Bar increased the line of credit up to a maximum of $8,000,000.  The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of December 31, 2015 and 2014, Diamond Bar had $5,659,357 and $4,682,614 outstanding on the line of credit, respectively. During the years ended December 31, 2015 and 2014, we recorded interest expense of $199,874 and $173,670, respectively. As of December 31, 2015, we had $340,643 available for borrowing without violating any covenants.

The Diamond Bar loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $10 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iii) the pre-tax income must be not less than 1.000% of total revenue quarterly; and (iv) maintain a current ratio in excess of 1.250 to 1.000. As of December 31, 2015, Diamond Bar was in compliance with the stated covenants.  In addition, the loan agreement provides for a cross default provision whereby an event of default on this loan will cause the Nova Macao loan, which is described below, to also be in default, as both loans are from the same lender.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,079,955 (RMB 20 million) with maturity on April 24, 2015.  On November 20, 2014, we paid off the line of credit and entered into a new agreement with a reduced line of credit of up to $1,539,978 (RMB 10 million) with a maturity on May 19, 2015. On May 5, 2015, Nova Dongguan extended the line of credit of $538,992 (RMB 3.5 million) and $1,000,986 (RMB 6.5 million) with maturities on September 6, 2015 and October 18, 2015, respectively. On September 21, 2015, Nova Dongguan paid off the lines of credit and entered into a new agreement with an increased line of credit of up to $3,079,955 (RMB 20 million) for a period up to September 20, 2018.  As of December 31, 2015 and 2014, Nova Dongguan had $2,756,560 (RMB 17.9 million) and $1,062,265 (RMB 6.5 million) outstanding, respectively.  The loan of $1,986,571 (RMB 12.9 million) currently bears monthly interest of 0.47533% and requires monthly payment of the interest; the interest rate will be adjusted annually.  The loan is due for repayment on September 24, 2016. On November 10, 2015, we borrowed an additional $769,989 (RMB 5.0 million) which bore monthly interest of 0.47125% and requires monthly payment of the interest with maturity date on November 9, 2016. The loans are secured by the buildings of Nova Dongguan and are guaranteed by our CEO. During the years ended December 31, 2015 and 2014, we recorded interest expense of $112,465 and $55,159, respectively, related to the applicable line of credit agreements. As of December 31, 2015, we had $323,395 (RMB 2.1 million) available for borrowing without violating any covenants.

On January 22, 2015, Nova Macao renewed a line of credit, with an annual interest rate of 4.25% and principal of up to $6,500,000, with a commercial bank in Hong Kong to extend the maturity date to January 29, 2016. On February 16, 2016, Nova Macao extended the maturity date of line of credit to January 31, 2017. The loan requires monthly payment of interest and that the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance and is guaranteed by Nova LifeStyle and Diamond Bar. As of December 31, 2015 and 2014, Nova Macao had $1,848,000 outstanding on the line of credit. During the years ended December 31, 2015 and 2014, we paid interest of $79,631 and $81,158, respectively. As of December 31, 2015, we had $4,652,000 available for borrowing without violating any covenants.

The Nova Macao loan has the following covenants: (i) total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $6,500,000, (b) insurance claim limits and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible accounts receivable are insured buyers by Sinosure assigned to the bank and within established insurance limit; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount shall be settled within 7 days by Nova Macao. As of December 31, 2015, Nova Macao was in compliance with the stated covenants.

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

On July 21, 2015, we filed a resale registration statement on Form S-3 with the SEC to provide for the resale of the shares of our Common Stock issuable upon exercise of the 2015 Warrants. The Form S-3 was declared effective by the SEC on July 31, 2015.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 31, 2015, we dismissed Marcum Bernstein & Pinchuk LLP, or MBP, as our independent registered public accounting firm, effective April 2, 2015, and engaged Crowe Horwath (HK) CPA Limited as our independent registered public accounting firm for the 2015 Fiscal Year. Details regarding this change in certifying accountant were previously reported under Item 4.01 on Form 8-K, filed with the Securities and Exchange Commission on April 6, 2015.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective as of such date  as identified in our internal control over financial reporting below.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, based upon the updated framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 and updated in May 2013.  Based on this assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective.  Specifically, management has identified a material weakness owing to the fact that we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

We have taken, and are taking, certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We plan to hire additional credentialed professional staff and consulting professionals with greater knowledge and experience of U.S. GAAP and related regulatory requirements to oversee our financial reporting process in order to ensure our compliance with U.S. GAAP and other relevant securities laws. For example, we have interviewed several candidates for a Vice President of Finance position and we are still in the process of searching for an acceptable candidate. In addition, we provided additional training to our accounting personnel on U.S. GAAP, and other regulatory requirements regarding the preparation of financial statements in 2015. Until such time as we hire qualified accounting personnel with the requisite U.S. GAAP knowledge and experience and train our current accounting personnel, we have engaged an outside CPA with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP. In addition to above stated remediation plan we previously engaged an outside Sarbanes-Oxley Act consultant in March 2012 to assist us with improving the design and operations of our internal controls over financial reporting for our U.S. parent company and all subsidiaries.

We believe the measures described above will remediate the material weakness from the prior year identified above. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures are necessary to address control any future deficiencies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to nominees for director of Nova LifeStyle, compliance with Section 16(a) of the Securities Exchange Act of 1934, and the Company’s code of ethics is set forth under the captions “Proposal 1–Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Code of Ethics,” respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2016. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015.

Item 11. Executive Compensation

Information required by this Item 11 relating to executive compensation and other matters is set forth under the captions “Executive Compensation,” “Non-Employee Director Compensation,” and “Corporate Governance” in the Proxy Statement referred to in Item 10.  Such information is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information relating to existing or proposed relationships or transactions between Nova LifeStyle and any affiliate of Nova LifeStyle, as well as matters related to director independence, is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement referred to in Item 10.  Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information relating to Nova LifeStyle’s principal accountant’s fees and services is set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement referred to in Item 10.  Such information is incorporated herein by reference.

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
10.30#
Nova LifeStyle, Inc. Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K/A (File No. 333-163019) filed on July 10, 2014)

10.31#
Employment Agreement between Nova LifeStyle, Inc. and Ya Ming Wong, dated March 25, 2015 and effective as of November 10, 2014 (Incorporated herein by reference to Exhibit 10.31 to the Company's annual report on Form 10-K filed on March 26, 2015)

10.32
Employment Agreement between Nova LifeStyle, Inc. and Yuen Ching Ho, dated March 25, 2015 and effective as of November 10, 2014 (Incorporated herein by reference to Exhibit 10.32 to the Company's annual report on Form 10-K filed on March 26, 2015)

10.33#†	Employment Agreement between Nova LifeStyle, Inc. and Ya Ming Wong, dated March 25, 2016 and effective as of November 11, 2015
10.34#†	Employment Agreement between Nova LifeStyle, Inc. and Yuen Ching Ho, dated March 25, 2016 and effective as of November 11, 2015
14.1	Code of Business Conduct and Ethics of Nova Lifestyle, Inc. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 10, 2013)
21.1†	Subsidiaries of the Registrant
23.1†	Consent of Marcum Bernstein & Pinchuk LLP
23.2†	Consent of Crowe Horwath (HK) CPA Limited
24.1†	Power of Attorney (Included on the Signature Page of this Annual Report on Form 10-K)
31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

#           Indicates management contract or compensatory plan, contract or arrangement.
†           Filed herewith.
‡           Furnished herewith.

NOVA LIFESTYLE, INC.

Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Nova LifeStyle, Inc.

We have audited the accompanying consolidated balance sheet of Nova LifeStyle, Inc. and its subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2015, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath (HK) CPA Limited

Crowe Horwath (HK) CPA Limited
Hong Kong, China
March 28, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Nova LifeStyle, Inc.

We have audited the accompanying consolidated balance sheet of Nova LifeStyle, Inc. and Subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova LifeStyle, Inc., as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein & Pinchuk LLP

Marcum Bernstein & Pinchuk LLP
New York, NY
March 26, 2015

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND 2014

	2015	2014

Assets

Current Assets
Cash and cash equivalents	$988,029	$1,244,308
Accounts receivable, net	50,451,665	42,971,510
Advance to suppliers	7,958,870	8,104,312
Inventories	5,254,029	3,612,868
Prepaid expenses and other receivables	1,180,452	641,208
Deferred tax asset	--	118,866

Total Current Assets	65,833,045	56,693,072

Noncurrent Assets
Heritage and cultural assets	124,868	132,513
Plant, property and equipment, net	15,201,395	14,377,909
Construction in progress	--	1,378,860
Lease deposit	94,235	96,096
Deposits for equipment and factory construction	143,758	1,264,551
Goodwill	218,606	218,606
Intangible assets, net	8,062,649	6,493,726
Deferred tax asset	69,451	--

Total Noncurrent Assets	23,914,962	23,962,261

Total Assets	$89,748,007	$80,655,333

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
DECEMBER 31, 2015 AND 2014

	2015	2014

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$9,822,857	$10,454,485
Line of credit	4,604,560	7,592,879
Advance from customers	187,359	123,673
Accrued liabilities and other payables	2,584,622	2,470,284
Warrant derivative liability	--	1,465,019
Taxes payable	5,773	61,769

Total Current Liabilities	17,205,171	22,168,109

Noncurrent Liabilities
Line of credit	5,659,357	-
Deferred rent payable	89,904	85,077
Deferred tax liability	--	12,199
Income tax payable	6,801,893	6,607,739

Total Noncurrent Liabilities	12,551,154	6,705,015

Total Liabilities	29,756,325	28,873,124

Contingencies and Commitments

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 24,254,160 and 20,897,316 shares issued and outstanding as of December 31, 2015 and 2014, respectively	24,254	20,897
Additional paid-in capital	31,761,983	24,751,476
Statutory reserves	6,241	6,241
Accumulated other comprehensive income	1,570,534	2,575,167
Retained earnings	26,628,670	24,428,428

Total Stockholders' Equity	59,991,682	51,782,209

Total Liabilities and Stockholders' Equity	$89,748,007	$80,655,333

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Years Ended December 31
	2015	2014

Net Sales	$108,820,112	$98,711,275

Cost of Sales	90,430,560	79,319,418

Gross Profit	18,389,552	19,391,857

Operating Expenses
Selling expenses	6,161,294	5,477,132
General and administrative expenses	8,678,402	7,823,767
Goodwill impairment	--	808,518
Loss on disposal of fixed assets	--	31,727

Total Operating Expenses	14,839,696	14,141,144

Income From Operations	3,549,856	5,250,713

Other Income (Expenses)
Non-operating income, net	325,701	241,189
Foreign exchange transaction gain	93,797	48,183
(Loss) Gain on change in fair value and extinguishment of warrant liability	(767,096)	4,194,847
Interest expense	(387,477)	(158,336)
Financial expense	(62,953)	(41,212)

Total Other (Expenses) Income, Net	(798,028)	4,284,671

Income Before Income Tax	2,751,828	9,535,384

Income Tax Expense	551,586	980,736

Net Income	2,200,242	8,554,648

Other Comprehensive Income
Foreign currency translation	(1,004,633)	(27,843)

Comprehensive Income	$1,195,609	$8,526,805

Basic weighted average shares outstanding	22,825,652	20,381,934
Diluted weighted average shares outstanding	22,825,652	20,470,258

Basic net earnings per share	$0.10	$0.42
Diluted net earnings per share	$0.10	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

					Accumulated
					Other			Total
	Common stock		Additional Paid	Subscription	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	in Capital	receivable	Income	Reserves	Earnings	Equity

Balance - January 1, 2014	19,206,024	19,206	20,977,058	(750,000)	2,603,010	6,241	15,873,780	38,729,295

Exercise of warrants	201,233	201	468,640	--	--	--	--	468,841

Sales of common stock, net of issuance cost of $831,000	1,320,059	1,320	8,117,680	--	--	--	--	8,119,000

Stock issued for IR service	120,000	120	541,280	--	--	--	--	541,400

Stock issued to officer	50,000	50	190,955	--	--	--	--	191,005

Stock compensation for board of directors	--	--	39,101	-	-	-	-	39,101

Fund received from subscription receivable	--	--	--	750,000	--	--	--	750,000

Warrants expense	--	--	76,629	--	--	--	--	76,629

Derivative warrant issued in connection with sales of common stock	--	--	(5,659,866)	--	--	--	--	(5,659,866)

Net income	--	--	--	--	--	--	8,554,648	8,554,648

Foreign currency translation loss	--	--	--	--	(27,843)	--	--	(27,843)

Balance - December 31, 2014	20,897,316	20,897	24,751,476	--	2,575,167	6,241	24,428,428	51,782,209

Exercise of warrants	1,062,912	1,063	2,231,052	--	--	--	--	2,232,115

Sales of common stock, net of issuance cost of $355,000	2,000,001	2,000	3,643,002	--	--	--	--	3,645,002

Stock issued to officers	189,209	189	790,811	--	--	--	--	791,000

Stock issued to consultants	63,332	63	191,939	--	--	--	--	192,002

Stock compensation for board of directors	41,390	42	153,703	--	--	--	--	153,745

Net income	--	--	--	--	--	--	2,200,242	2,200,242

Foreign currency translation loss	--	--	--	--	(1,004,633)	--	--	(1,004,633)

Balance - December 31, 2015	24,254,160	$24,254	$31,761,983	$--	$1,570,534	$6,241	$26,628,670	$59,991,682

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Cash Flows From Operating Activities
Net Income	$2,200,242	$8,554,648
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	1,860,598	1,700,758
Deferred tax expense	35,127	180,720
Stock compensation expense	1,377,328	663,317
Warrants expense	--	76,629
Change in fair value and extinguishment of warrant liability	767,096	(4,194,847)
Bad debt expenses	669,596	119,121
Goodwill impairment	--	808,518
Loss on disposal of fixed assets	--	31,727
Changes in operating assets and liabilities:
Accounts receivable	(8,659,276)	(15,066,077)
Advance to suppliers	137,262	(4,572,043)
Inventories	(1,798,077)	(266,023)
Other current assets	(922,702)	131,343
Accounts payable	(382,438)	3,508,782
Advance from customers	68,975	80,602
Accrued expenses and other payables	(5,036)	998,188
Deferred rent payable	10,149	11,149
Taxes payable	411,848	777,758

Net Cash Used in Operating Activities	(4,229,308)	(6,455,730)

Cash Flows From Investing Activities
Deposits on plant construction and equipment	(80,604)	(1,252,811)
Payment for land compensation fee and occupancy tax	(951,003)	--
Purchase of property and equipment	(396,049)	(1,617,961)
Cash received from disposition of fixed assets	--	11,998
Construction in progress	(1,046,008)	(1,278,951)

Net Cash Used in Investing Activities	(2,473,664)	(4,137,725)

Cash Flows From Financing Activities
Proceeds from line of credit and bank loan	38,908,577	30,612,098
Repayment to line of credit and bank loan	(36,101,507)	(30,439,566)
Proceeds from subscription receivable	--	750,000
Cash received from warrants exercised	--	468,841
Proceeds from equity financing, net of expenses of $355,000 (2014: $831,000)	3,645,002	8,119,000

Net Cash Provided by Financing Activities	$6,452,072	$9,510,373

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$(5,379)	$4,052

Net decrease in cash and cash equivalents	(256,279)	(1,079,030)

Cash and cash equivalents, beginning of year	1,244,308	2,323,338

Cash and cash equivalents, ending of year	$988,029	$1,244,308

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for:
Income tax payments	$131,292	$21,493
Interest expense	$388,325	$312,322

Supplemental Disclosure of Non-Cash Financing Activities

Construction in progress and deposits for equipment and factory construction transfer to fixed assets	$2,406,995	$797,665
Construction in progress transfer to intangible assets	$1,208,200	$--
Issuance of common stock in exchange of surrender and termination of warrants	$2,232,115	$--

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the two-step goodwill impairment test for Diamond Bar reporting unit.  Accordingly, as of December 31, 2015 and 2014, the Company concluded there was no impairment of goodwill of Diamond Bar.

On April 24, 2013, Nova LifeStyle completed the acquisition of Bright Swallow.  Under the acquisition method of accounting, the total purchase is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their fair values with the excess charged to goodwill. Nova LifeStyle recognized $808,518 of goodwill from the acquisition. In June 2014, the Company performed an interim goodwill impairment assessment for Bright Swallow using a two-step impairment test based on Bright Swallow’s actual performance for the first six-months of 2014 and updated revenue and expense projections. Based on this analysis, the Company concluded that all of the goodwill pertaining to Bright Swallow was impaired in June 2014. The goodwill impairment charge is non-cash. The goodwill impairment charge is not deductible for income tax purposes and, therefore, the Company did not recorded a corresponding tax benefit in 2014.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company recorded $484,936 and $398,991 as allowance for bad debts as of December 31, 2015 and 2014, respectively. The Company recognized a loss of $669,596 from bad debts during the year ended December 31, 2015.

Inventories

Inventories are stated at the lower of cost or market value with cost determined on a weighted-average basis. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company did not record any write-downs of inventory at December 31, 2015 and 2014.

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

Based on its review, the Company believes that, as of December 31, 2015 and 2014, there was no significant impairment of its long-lived assets.  The Company recognized a loss of $0 and $31,727 from disposal of damaged equipment, furniture and fixtures during the years ended December 31, 2015 and 2014, respectively.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense was $1,072,485 and $1,248,684 for the years ended December 31, 2015 and 2014, respectively.

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

During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The Company early adopted this guidance to the current fiscal year ending December 31, 2015 on a prospective basis. Adoption of this guidance resulted in a reclassification of the net current deferred tax asset to the net non-current deferred tax asset in the consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

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

A reconciliation of the January 1, 2014, through December 31, 2015, amount of unrecognized tax benefits excluding interest and penalties ("Gross UTB") is as follows:

	Gross UTB
	2015	2014
Beginning Balance – January 1	$5,132,440	$4,927,431
Increase in unrecorded tax benefits taken in the years ended December 31, 2015 and 2014	13,626	196,624
Exchange rate adjustment	(256,505)	8,385
Ending Balance – December 31	$4,889,561	$5,132,440

At December 31, 2015, the Company had cumulatively accrued approximately $1,913,000 for estimated interest and penalties related to unrecognized tax benefits. At December 31, 2014, the Company had cumulatively accrued approximately $1,457,000 for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense, which totaled approximately $456,000 and $440,000 for the years ended December 31, 2015 and 2014, respectively.

For the year ended December 31, 2015, the Company did not record unrecognized tax benefits related to transfer pricing adjustments between Dongguan and Macau since the intercompany sales between the two entities appears to comply with reasonable arm’s length principles. For the year ended December 31, 2014, the Company recorded $63,000 of unrecognized tax benefit related to transfer pricing adjustment between Nova Dongguan and Nova Macau in the statement of operations and in long term income tax payable.

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

The Company’s Chinese subsidiaries are subject to taxation in the PRC. The PRC income tax returns are generally not subject to examination by the tax authorities for tax years before 2010. With a few exceptions, the tax years 2010 -2015 remain open to examination by tax authorities in the PRC. The tax years 2012 - 2015 for US entities remains open to examination by tax authorities in the US.

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

The Company’s sales policy allows for the return of product within the warranty period if the product is defective and the defects are the Company’s fault.  As alternatives for the product return option, the customers have options of asking a discount from the Company for the products with quality issues or receiving replacement parts from the Company at no cost. The amount for return of products, the discount provided to the Company’s customers and the cost for replacement parts were immaterial for the years ended December 31, 2015 and 2014.

Franchise Arrangements

In 2010, the Company began entering into area product franchise agreements with franchisees who operate specialty furniture stores carrying only Nova-branded products. The product franchise agreement provides for the franchisee to retail Nova-brand furniture products for a period of one year from the date of the agreement. The franchisee is required to pay a deposit of RMB 30,000 at the signing of the agreement, which is used as payment for future purchases and is deferred on the Company’s balance sheet as a customer deposit. The franchisee is required to guarantee a minimum purchase amount from the Company during the contract period. The Company has the right to terminate the agreement should the franchisee fail to meet the minimum purchase amount. The Company provides the franchisee with store images and designs, signage, floor plan product information and training. In addition, the Company will rebate a per square meter subsidy to the franchisee for the store build-out within 12 months from the agreement date.  Under the program, the Company has established standard renovation amounts (the “Renovation Subsidy”) for various cities in China.  The franchisee is able to obtain, in the form of credits against purchase orders, percentages of the Renovation Subsidy applicable in the city in which the franchisee is located, as follows: 30% of the Renovation Subsidy applied to the first purchase order and 5% of each purchase order thereafter until the aggregate of all credits equals 100% of the Renovation Subsidy, or 12 months from the date of the franchise agreement, whichever occurs first.  At December 31, 2015 and 2014, the Company had a franchising subsidy payable of $0 and $117,704, respectively, and these amounts were included in other payables. In accordance with ASC 605-50, as the Company does not receive an identifiable benefit from these rebates, the rebates are recorded as a reduction of revenue on sales to the franchisees.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead that are directly attributable to the production of the products. Write-down of inventory to the lower of cost or market value is also recorded in the cost of sales.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the years ended December 31, 2015 and 2014, shipping and handling costs were $584,258 and $622,941, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $2,522,496 and $1,810,314 for years ended December 31, 2015 and 2014, respectively, and was included in the selling expense in the consolidated statement of income and comprehensive income.

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

The following table presents a reconciliation of basic and diluted earnings per share for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014

Net income	$2,200,242	$8,554,648

Weighted average shares outstanding – basic	22,825,652	20,381,934
Effect of dilutive securities:
Unexercised warrants	-	88,324
Weighted average shares outstanding – diluted	22,825,652	20,470,258

Earnings per share – basic	$0.10	$0.42
Earnings per share – diluted	$0.10	$0.42

At December 31, 2015 and 2014, warrants to purchase 2,050,001 and 1,241,462 shares of common stock were outstanding and exercisable, respectively.   For the years ended December 31, 2015 and 2014, 2,050,001 and 1,062,912 shares purchasable under warrants were excluded from EPS, respectively, as their effects were anti-dilutive.

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

No major customer accounted for over 10% of the Company’s sales for the years ended December 31, 2015 and 2014.

The Company purchased its products from four major vendors during the years ended December 31, 2015 and 2014, accounting for a total of 64% (19%, 17%, 14% and 14% for each) and 67% (20%, 20%, 15% and 12% for each) of the Company’s purchases, respectively. Accounts payable to these vendors were $4,294,228 and $3,901,713 as of December 31, 2015 and 2014, respectively.

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

The carrying value of cash, accounts receivable, advance to suppliers, other receivables, accounts payable, line of credit, advance from customers, other payables and accrued liabilities approximate estimated fair values because of their short maturities.  The estimated fair value of our long-term lines of credit approximated the carrying amount as of December 31, 2015, as their interest rates are considered as approximate to the current rate for comparable loans at the respective balance sheet dates.

The carrying value of the warrant liability is determined using the Binomial Lattice option pricing model as described in Note 16. Certain assumptions used in the calculation of the warrant liability represent Level-3 unobservable inputs. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of December 31, 2015.

The following table summarizes the activity of Level 3 inputs measured on a recurring basis:

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)

For The Years Ended
December 31, 2015 and 2014

Issuance of Series A, B and C Warrants and Placement Agent Warrants on April 14 and April 17, 2014, respectively	$5,659,866
Adjustment resulting from change in value recognized in earnings (a)	(4,194,847)
Balance at December 31, 2014	1,465,019
Adjustment resulting from change in value recognized in earnings (a) and extinguishment of warrants recognized in earnings	767,096

1,053,670 common shares issued in exchange of surrender of 1,053,670 warrants	(2,212,707)

9,242 common shares issued in exchange of surrender of 9,242 warrants	(19,408)
Balance at December 31, 2015	$-

(a)  Adjustment resulting from change in fair value is the amount of total gains or losses for the period attributable to the change in unrealized gains or losses relating to liabilities held at the reporting date. The unrealized gain or loss is recorded in change in fair value and extinguishment of warrant liability in the accompanying consolidated statements of operations.

Foreign Currency Translation and Transactions

The consolidated financial statements are presented in USD. The functional currency of Nova LifeStyle, Nova Furniture, Nova Macao, Bright Swallow and Diamond Bar is the United States Dollar (“$” or “USD”). The functional currency of Nova Dongguan, Nova Museum and Ding Nuo is RMB. The functional currencies of the Company’s foreign operations are translated into USD for balance sheet accounts using the current exchange rates in effect as of the balance sheet date, except for the equity account using the historical exchange rate, and for revenue and expense accounts using the weighted-average exchange rate during the fiscal year. The translation adjustments are recorded in the consolidated statements of income and comprehensive income, captioned “Accumulated other comprehensive income.” Gains and losses resulting from transactions denominated in foreign currencies are included in “Other income (expenses)” in the consolidated statements of income and comprehensive income. There have been no significant fluctuations in the exchange rate for the conversion of RMB to USD after the balance sheet date.

The RMB to USD exchange rates in effect as of December 31, 2015 and December 31, 2014, were RMB6.4936 = USD$1.00 and RMB6.1190 = USD$1.00, respectively. The weighted-average RMB to USD exchange rates in effect for the years ended December 31, 2015 and 2014, were RMB6.2284= USD$1.00 and RMB6.1431= USD$1.00, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of the People’s Republic of China.

Comprehensive Income

The Company follows FASB ASC 220 “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the consolidated statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the years ended December 31, 2015 and 2014 included net income and foreign currency translation adjustments.

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

Management determined that the Company’s operations constitute a single reportable segment in accordance with ASC 280. The Company operates exclusively in one business and industry segment: the design, manufacture and sale of furniture. All of the Company’s long-lived assets for production are located at its facilities in Dongguan, Guangdong Province, China, and operate within the same environmental, safety and quality regulations governing furniture manufacturers. The Company established Nova Macao and Ding Nuo, and acquired Diamond Bar and Bright Swallow for the purpose of marketing and selling the Company’s products. As a result, management views the business and operations of Nova Dongguan, Nova Macao, Diamond Bar, Bright Swallow and Ding Nuo as a blended gross margin when determining future growth, return on investment and cash flows. Nova Museum, a non-profit organization engages principally in the promotion and dissemination of the culture and history of furniture in China, has no operations or substantial assets other than its decorations and renovation, and its heritage and cultural assets are for the purpose of exhibition only.

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

The Financial Accounting Standards Board ("FASB") has issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The Company is in the process of evaluating the impact of adoption of this guidance on the consolidated financial statements.

The FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of adoption of this ASU on the consolidated financial statements.

Note 3 – Inventories

As of December 31, 2015 and 2014, inventories consisted of the following:

	2015	2014

Raw materials	$311,751	$205,813
Work in progress	1,753,090	1,153,605
Finished goods	3,189,188	2,253,450
	$5,254,029	$3,612,868

Note 4 – Advance to Suppliers

As of December 31, 2015 and 2014, the Company had an advance to suppliers of $7,958,870 and $8,104,312, respectively. During the year ended December 31, 2014, the Company made certain advance payments to one of its suppliers totaling $5,000,000 to secure a favorable pricing structure on purchase orders submitted. As a result of production delays, on July 1, 2014, the Company entered into an agreement with this supplier to charge interest on these advances at an annual rate of 4.75% with maturity on March 31, 2015, interest to be paid monthly. Shipments received from the supplier were to be credited against the advance payments.  The supplier had the option to repay the short-term advances for any product that it would not be able to deliver at any time. Initial shipments against these purchase orders were received by the Company in July 2014. As of December 31, 2015 and 2014, the outstanding balance of advance payments to this supplier was $0 and $636,791, respectively. The advance was paid in full on January 21, 2015. During the years ended December 31, 2015 (prior to the date of payment in full) and 2014, the supplier paid interest of $3,870 and $121,403 to the Company, respectively.

Note 5 - Heritage and Cultural Assets

As of December 31, 2015 and 2014, Nova Museum had heritage and cultural assets of $124,868 and $132,513, respectively, consisting principally of collectibles and antiques for exhibition. Depreciation is not required to be provided on heritage assets that have indefinite lives and no reduction in their value with the passage of time; however, the carrying amount of the heritage and cultural assets will be reviewed when there is evidence of impairment in accordance with ASC 360-10.

Note 6 - Plant, Property and Equipment, Net

As of December 31, 2015 and 2014, plant, property and equipment consisted of the following:

	2015	2014

Building and workshops	$12,683,592	$10,905,721
Computer and office equipment	678,868	690,913
Autos	999,106	1,060,270
Machinery	6,310,759	6,287,877
Decoration and renovation	1,087,711	994,272
Less: accumulated depreciation	(6,558,641)	(5,561,144)
	$15,201,395	$14,377,909

Depreciation expense was $1,364,953 and $1,229,527 for the years ended December 31, 2015 and 2014, respectively.

Note 7 - Construction in Progress

As of December 31, 2015 and 2014, construction in progress consisted of the following:

	2015	2014

New factory construction	$-	$767,160
Development, programming and design of the Company’s eCommerce platform, downloadable mobile application and Nova sales kit application	-	611,700
	$-	$1,378,860

The total cost for factory construction was $2.41 million (RMB 15,619,776).  As of December 31, 2015, the construction of the factory was completed.

The Company’s eCommerce platform is a website through which customers are able to browse and place orders online for the Company’s products. For the downloadable mobile application, customers are able to download onto their own mobile devices to browse the Company’s product offerings. The Nova sales kit application is used internally on mobile devices at the Company’s franchise stores to enable the Company’s sales representatives to display the Company’s products and inventory to customers visiting the stores. The total cost associated with the development, programming, design and roll-out of the Company’s eCommerce platform, downloadable mobile application, and Nova sales kit application is approximately $1.20 million. As of December 31, 2015, the Company’s eCommerce platform, downloadable mobile application, and Nova sales-kit application were all completed and put into operation (see Note 9). These intangible assets are amortized using the straight-line method with estimated lives of 10 years for each.

Note 8 – Deposits for Equipment and Factory Construction

At December 31, 2015 and 2014, deposits mainly consist of $143,758 and $1,264,551 for the deposit payment for the purchase of equipment and the construction of a new plant at Nova Dongguan, respectively.

Note 9 - Intangible Assets

Intangible assets consist of land use rights, trademarks, customer relationship and eCommerce Platform. All land in the PRC is government-owned and the ownership cannot be sold to any individual or company. However, the government grants the user a right to use the land (“land use right”). The Company acquired the right to use land in Dongguan, Guangdong Province, China, in 2004 for $555,222 (RMB 3.6 million) for 50 years and is amortizing such rights on a straight-line basis for 50 years.

At February 28, 2012, the Company acquired another land use right for $523,592 (RMB 3.4 million) with useful life of 50 years and is amortizing such right on a straight-line basis for 50 years.

During the year ended December 31, 2015, the Company paid $951,003 (RMB 5.92 million) in levies to the Chinese government in relation to the land use right which was acquired on February 28, 2012.

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

Intangible assets consisted of the following at December 31, 2015 and 2014:

	2015	2014

Land use rights	$1,990,979	$1,144,859
eCommerce Platform (see Note 7)	1,208,200	-
Customer relationship	6,150,559	6,150,559
Trademarks	200,000	200,000
Less: accumulated amortization	(1,487,089)	(1,001,692)
	$8,062,649	$6,493,726

Amortization of intangible assets was $495,645 and $479,511 for the years ended December 31, 2015 and 2014, respectively. Annual amortization expense is expected to be approximately $573,415 over each of the next five years.

Note 10 - Prepaid Expenses and Other Receivables

Other current assets consisted of the following at December 31, 2015 and 2014:

	2015	2014

Prepaid expenses	$526,016	$554,972
Other receivables	654,436	86,236
Total	$1,180,452	$641,208

At December 31, 2015, other receivables mainly represented VAT recoverable of approximately $485,000, government grant receivable of approximately $77,000, a deposit paid to PayPal of approximately $20,000 and amounts due from employees of approximately $28,000. At December 31, 2014, other receivables mainly represented cash advanced to employees and exhibition deposits. At December 31, 2015, prepaid expenses included prepayments for marketing expense of approximately $338,900, consulting fees of approximately $47,800, insurance expenses of approximately $102,600, and other prepaid expenses of approximately $36,700. At December 31, 2014, prepaid expenses included prepayments for the Company’s eCommerce website server hosting fee of approximately $112,700, IR expense of approximately $231,000, insurance expenses of approximately $201,200, and other prepaid expenses of approximately $10,000.

Note 11 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following at December 31, 2015 and 2014:

	2015	2014

Payables to contractors	$182,631	$-
Other payables	212,549	196,233
Salary payable	747,236	574,002
Financed insurance premiums	66,960	67,948
Accrued consulting fees	19,078	140,590
Franchising subsidy	-	117,704
Accrued rents	135,673	155,945
Accrued commission	460,475	426,252
Accrued marketing expense	450,000	419,800
Accrued expenses, others	310,020	371,810

Total	$2,584,622	$2,470,284

At December 31, 2015 and 2014, other accrued expenses mainly included legal fees, transportation expenses and utilities.  Other payables represented VAT and other tax payable. The franchising subsidy represented the accrued amount the Company will pay to its franchisees as a rebate to support their franchise store decoration expense.

Note 12 - Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.25% and maturity on June 1, 2015. On June 8, 2015, the bank extended and modified the terms of the loan agreement to extend the line of credit up to a maximum of $6,000,000 until July 31, 2015 and $5,000,000 thereafter with an annual interest rate of 4.25% and maturity on September 1, 2015 (the term of which the bank allowed to extend until the renewal described in the following sentence while the bank conducted its own audit associated therewith). On September 28, 2015, Diamond Bar extended the line of credit up to a maximum of $6,000,000 with annual interest of 3.75% (4% from December 17, 2015) and maturity on June 1, 2017. On January 20, 2016, Diamond Bar increased the line of credit up to a maximum of $8,000,000.  The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of December 31, 2015 and 2014, Diamond Bar had $5,659,357 and $4,682,614 outstanding on the line of credit, respectively.  During the years ended December 31, 2015 and 2014, the Company recorded interest expense of $199,874 and $173,670, respectively. As of December 31, 2015, Diamond Bar had $340,643 available for borrowing without violating any covenants.

The Diamond Bar loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $10 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iii) the pre-tax income must be not less than 1.000% of total revenue quarterly; and (iv) maintain a current ratio in excess of 1.250 to 1.000. As of December 31, 2015, Diamond Bar was in compliance with the stated covenants.  In addition, the loan agreement provides for a cross default provision whereby an event of default on this loan will cause the Nova Macao loan, which is described below, to also be in default, as both loans are from the same lender.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,079,955 (RMB 20 million) with maturity on April 24, 2015.  On November 20, 2014, the Company paid off the line of credit and entered into a new agreement with a reduced line of credit of up to $1,539,978 (RMB 10 million) with a maturity on May 19, 2015.  On May 5, 2015, Nova Dongguan extended the line of credit of $538,992 (RMB 3.5 million) and $1,000,986 (RMB 6.5 million) with maturities on September 6, 2015 and October 18, 2015, respectively. On September 21, 2015, Nova Dongguan paid off the lines of credit and entered into a new agreement with an increased line of credit of up to $3,079,955 (RMB 20 million) for a period up to September 20, 2018. As of December 31, 2015 and 2014, Nova Dongguan had $2,756,560 (RMB 17.9 million) and $1,062,265 (RMB 6.5 million) outstanding, respectively. The loan of $1,986,571 (RMB 12.9 million) currently bears monthly interest of 0.47533% and requires monthly payment of the interest; the interest rate will be adjusted annually.  The loan is due for repayment on September 24, 2016.  On November 10, 2015, Nova Dongguan borrowed an additional $769,989 (RMB 5.0 million), which bore monthly interest of 0.47125% and requires monthly payment of the interest with maturity date on November 9, 2016. The loans are secured by the buildings of Nova Dongguan and are guaranteed by the Company’s CEO. During the years ended December 31, 2015 and 2014, the Company recorded interest expense of $112,465 and $55,159, respectively, related to the applicable line of credit agreements. As of December 31, 2015, Nova Dongguan had $323,395 (RMB 2.1 million) available for borrowing without violating any covenants.

On January 22, 2015, Nova Macao renewed a line of credit, with an annual interest rate of 4.25% and principal of up to $6,500,000, with a commercial bank in Hong Kong to extend the maturity date to January 29, 2016. On February 16, 2016, Nova Macao extended the maturity date of line of credit to January 31, 2017. The loan requires monthly payment of interest and that the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance and is guaranteed by Nova LifeStyle and Diamond Bar. As of December 31, 2015 and 2014, Nova Macao had $1,848,000 outstanding on the line of credit. During the years ended December 31, 2015 and 2014, the Company paid interest of $79,631 and $81,158, respectively. As of December 31, 2015, the Company had $4,652,000 available for borrowing without violating any covenants.

The Nova Macao loan has the following covenants: (i) total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $6,500,000, (b) insurance claim limits and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible accounts receivable are insured buyers by Sinosure assigned to the bank and within established insurance limit; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount shall be settled within 7 days by Nova Macao. As of December 31, 2015, Nova Macao was in compliance with the stated covenants.

Note 13 – Income Taxes Payable

Taxes payable consisted of the following at December 31, 2015 and 2014:

	2015	2014
Income tax payable - current	$5,773	$61,769
Income tax payable – noncurrent	$6,801,893	$6,607,739

The components of income before income taxes consisted of the following for the years ended December 31, 2015 and 2014:

	2015	2014

(Loss) income subject to domestic income taxes only	$(920,468)	$4,686,001
Income subject to foreign income taxes only	3,672,296	4,849,383
Total	$2,751,828	$9,535,384

The Company’s subsidiaries incorporated in the PRC are subject to enterprise income taxes.  The provision for income taxes consisted of the following:

	2015	2014
Current:
Federal	$105,879	$308,891
State	17,610	15,475
PRC	390,880	474,934
	514,369	799,300

Deferred:
Federal	(48,369)	122,475
State	(4,373)	14,050
PRC	89,959	44,911
Total provision for income taxes	$551,586	$980,736

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income before income taxes:

	2015	2014
Tax at Federal Statutory rate	$935,621	$3,242,031
Foreign Rate Differential	(22,023)	(25,650)
Foreign Permanent Differences	-	-
Change in fair value and extinguishment of warrant liability	260,813	(1,426,248)
ASC 740-10 Uncertain Tax Position	469,665	677,007
Tax exemption	(1,121,724)	(1,578,140)
Stock Based Compensation	122,666	-
Others	(93,432)	91,736
	$551,586	$980,736

The following presents the aggregate dollar and per share effects of the Company’s tax exemption:

The aggregate dollar effect of tax holiday

	2015	2014
Aggregate dollar effect of tax holiday	$1,121,724	$1,578,140

 Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	2015	2014
Current Deferred Tax Assets:
Accrued liabilities	$-	$143,832

Current Deferred Tax Liabilities:
Prepaid expenses	-	(24,966)

Net Current Deferred Tax Assets before Valuation Allowance	-	118,866
Less: Valuation Allowance	-	-
Current Deferred Tax Assets, Net:	-	118,866

Non-Current Deferred Tax Assets:
Accrued liabilities	89,887	-
Fed & CA amortization	44,330	34,239
Stock compensation	116,332	-
Deferred rent	12,248	7,799
PRC fixed asset and amortization	934	595
PRC NOL	499,502	65,599

Non-Current Deferred Tax Liabilities:
Prepaid expenses	(135,088)	(395)
Fed & CA depreciation	(56,872)	(82,657)
Purchase accounting	(2,557)	(6,420)

Net Non-Current Deferred Tax Assets (Liabilities) before Valuation Allowance	568,716	18,760
Less: Valuation Allowance	(499,265)	(30,959)
Non-Current Deferred Tax Assets (Liabilities), Net:	69,451	(12,199)

Total Deferred, Net:	$69,451	$106,667

The Company has recorded a partial valuation allowance against its PRC deferred tax assets for the years ended December 31, 2015 and 2014. In accordance with ASC 740 Accounting for Income Taxes, based on all available evidence, including the Company’s historical results and the forecast of its future income, it is more likely than not that substantially all of its PRC entities will be able to realize the Company's deferred tax assets.

Nova LifeStyle, Inc. and Diamond Bar are subject to U.S. federal and state income taxes. Nova Furniture BVI was incorporated in the BVI. There is no income tax for a company domiciled in the BVI. Accordingly, the Company’s consolidated financial statements do not present any income tax provision related to the BVI tax jurisdiction where Nova Furniture BVI is domiciled. On April 24, 2013, the Company acquired all outstanding shares of Bright Swallow. Generally, there is no income tax for a company domiciled in the BVI.

For U.S. Federal and California income tax purposes, the Company has no net operating loss, or NOL carryforwards at December 31, 2015 and 2014, respectively.

Nova Dongguan, Nova Museum and Ding Nuo are governed by the Enterprise Income Tax Law of the PRC, Nova Museum and Ding Nuo are subject to a 25% corporate income tax, while Nova Dongguan is subject to a 15% corporate income tax rate. As of June 5, 2014, Nova Dongguan was approved by PRC taxing authorities for High-Tech enterprise status, which is taxed at preferential income tax rate of 15% for period from January 1, 2014 to December 31, 2015. On September 19, 2013, Bright Swallow moved the office from Macau to Hong Kong, which is subject to a 16.5% corporate income tax. Nova Museum is subject to a 25% corporate income tax in the first year and allowed to apply for tax-exempt status in the second year following its incorporation.  Nova Macao is an income tax-exempt entity incorporated and domiciled in Macao.

The Company has net operating loss carry forwards for PRC enterprise income tax purposes of $1.9 million and $1.0 million at December 31, 2015 and 2014 respectively.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $26 million as of December 31, 2015 and $24 million as of December 31, 2014. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

Note 14 - Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president. The lease is to be renewed at the beginning of each year. On March 16, 2015, the Company renewed the lease for an additional one year term. The lease was for $31,650 and only for use during two furniture exhibitions to be held between April 1, 2015 and March 31, 2016. During the year ended December 31, 2015, the Company paid rental amounts of $32,916.

Note 15 - Deferred Rent Payable

Deferred rent payable represented supplemental payments the Company must pay to the residents who originally lived on the land in Dongguan, Guangdong Province, China, to which the Company acquired land use rights for commercial use.

The Company is required to pay an annual management fee of RMB 1,500 ($231) per mu for a total 17.97 mu, or 11,977.42 square meters, from 2016 for 60 years for a total of approximately $323,000 (RMB 2.10 million). The payment will be made annually with a 5% increase every 5 years. The Company records such fees as expenses on a straight-line basis.

With respect to the supplemental payments the Company must pay the residents who originally lived on the land in Dongguan, Guangdong Province, China, as described in the first sentence of this Note 15, the Company is required to pay an annual amount at RMB 800 ($123) per mu for a total of 60 mu (or 40,000 square meters) starting from 2003 for 60 years for a total of approximately $790,000 (RMB 5.13 million). The payment increases 10% every 5 years. The Company records such expense on a straight-line basis.  During the years ended December 31, 2015 and 2014, the Company recorded expense of $19,474 and $19,744, respectively. As of December 31, 2015 and 2014, the Company had $89,904 and $85,077 of deferred rent payable, respectively.

Note 16 - Stockholders’ Equity

Warrants

Following is a summary of the warrant activity for the years ended December 31, 2015 and 2014:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2014	522,473	2.93	0.93
Exercisable at January 1, 2014	522,473	2.93	0.93
Granted	1,696,540	7.87	2.69
Exercised	(201,233)	2.33	-
Expired	(776,318)	5.93	-
Outstanding at December 31, 2014	1,241,462	7.90	2.88
Exercisable at December 31, 2014	1,241,462	7.90	2.88
Granted	2,000,001	2.71	5.50
Exercised / surrendered	(1,062,912)	2.10	-
Expired	(128,550)	4.50	-
Outstanding at December 31, 2015	2,050,001	2.74	4.82
Exercisable at December 31, 2015	2,050,001	2.74	4.82

Shares issued to IR Firm

On August 3, 2012, the Company entered into a contract with an investor relations firm. The Company agreed to issue 100,000 shares of common stock to the firm for 24 months of investor relation services. On August 15, 2012, the Company issued the first 50,000 of such 100,000 shares to the investor relations firm, at $2.75 per share, which was the stock price on the date of the contract. The Company issued the remaining 50,000 common stock shares on April 30, 2013.  During the years ended December 31, 2015 and 2014, the Company amortized $0 and $80,208 as IR expense, respectively.

On July 1, 2014, the Company entered into a new contract with another investor relations firm. The Company agreed to issue 100,000 shares of common stock to the firm for 12 months of investor relation services.  The fair value of the 100,000 shares of common stock was $462,000; the fair value was calculated based on the stock price of $4.62 per share on July 1, 2014, and will be amortized over the service term. During the years ended December 31, 2015 and 2014, the Company amortized $231,000 and $231,000 as IR expenses, respectively.

Shares and Warrants issued to Consultants

On July 1, 2013, the Company entered into a consulting agreement with a consulting firm in China for providing management M&A, business strategy and financing consultation services effective July 15, 2013. The Company agreed to issue 50,000 shares of common stock to the firm for 12 months of consulting services starting on July 15, 2013. The Company also agreed to issue three-year warrants for the firm to purchase 50,000 shares of the Company’s common stock with an exercise price of $4 per share. Both the common stock and warrants were issued to the Consultant or its designees within 7 business days upon execution of the Agreement. The fair value of the 50,000 shares of common stock was $200,000 at July 1, 2013, and that amount was amortized over the service term.  During the years ended December 31, 2015 and 2014, the Company amortized $0 and $100,000 as consulting expenses, respectively.

The warrants issued to the consulting firm are exercisable for a fixed number of shares, and are classified as equity instruments. The Company accounted for the warrants issued based on the fair value method under ASC Topic 505, and the fair value of the warrants was calculated using the Black-Scholes model under the following assumptions: estimated life of 3 years, volatility of 353%, risk-free interest rate of 0.66% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. Because these equity-classified warrants are vested immediately and are non-forfeitable; based on ASC 505-50, the performance commitment had been reached at the grant date, and accordingly, the measurement date is the grant date.  The fair value of the warrants issued to the consulting firm at grant date was $194,989, and that amount was amortized over the service term. During the years ended December 31, 2015 and 2014, the Company recorded $0 and $76,629 each as warrant expense, respectively.

On August 15, 2014, the Company entered into a consulting agreement with a consulting firm for general business advisory, marketing and administration, and business strategy consulting services effective on September 1, 2014. The Company agreed to issue 10,000 shares of common stock to the firm for 12 months of consulting services starting on September 1, 2014. The fair value of the 10,000 shares of common stock was $42,000, which was calculated based on the stock price of $4.20 per share on September 1, 2014, and was amortized over the service term.  During the years ended December 31, 2015 and 2014, the Company amortized $26,250 and $15,750 as consulting expenses, respectively.

On December 1, 2014, the Company entered into a consulting agreement with a consulting firm for management consulting services effective on December 1, 2014. The Company agreed to issue 60,000 shares of common stock to the firm for three years of consulting services. The shares will be issued according to the following vesting schedule set forth as follows: The initial 10,000 shares were required to be issued within 30 days upon signing of the agreement; for the remaining 50,000 shares, the Company will issue to the consultant 10,000 shares of common stock on or before each of June 1, 2015, December 1, 2015, June 1, 2016, December 1, 2016 and June 1, 2017. The Company or the consultant may terminate the agreement at any time by a 90 day written notice to the other party. The fair value of the 60,000 shares was $224,400, which was calculated based on the stock price of $3.74 per share on December 1, 2014 and will be amortized over the service term. During the years ended December 31, 2015 and 2014, the Company amortized $74,800 and $6,233 as consulting expenses, respectively.

On March 1, 2015, the Company entered into a marketing agreement with a consultant for marketing and product promotion services effective on March 1, 2015. The Company agreed to grant the consultant $100,000 worth of shares of the Company’s common stock for 12 months of consulting services starting on March 1, 2015. The shares vested immediately on March 1, 2015. The share price was calculated as the average closing price per share for ten trading days immediately prior to the execution of the agreement and will be amortized over the service term. On March 9, 2015, the Company issued 38,745 shares at an average price of $2.581 each to the consultant. During the year ended December 31, 2015, the Company amortized $83,333 as consulting expenses.

On September 14, 2015, the Company entered into a business marketing advisory agreement with a consultant for marketing and general consulting services effective on August 15, 2015. The Company agreed to pay the consultant a monthly fee of $5,000 and also granted 18,348 shares of the Company’s common stock to the consultant for 12 months of services starting on August 15, 2015. Twenty-five percent (25%) of those shares vest on November 15, 2015, 25% on February 15, 2016, 25% on May 15, 2016 and the remaining 25% on August 15, 2016. The fair value of the 18,348 shares was $45,870, which was calculated based on the stock price of $2.50 per share on August 15, 2015 and will be amortized over the service term. During the year ended December 31, 2015, the Company amortized $17,201 as consulting expenses.

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

As part of the transaction, the Buyers also received (i) Series A warrants to purchase up to 660,030 shares of Common Stock in the aggregate at an exercise price of $8.48 per share (the “Series A Warrants”); (ii) Series B warrants to purchase up to 633,628 shares of Common Stock in the aggregate at an exercise price of $6.82 per share (the “Series B Warrants”); and (iii) Series C warrants to purchase up to 310,478 shares of Common Stock in the aggregate at an exercise price of $8.53 per share (the “Series C Warrants” and together with the Series A Warrants and the Series B Warrants, the “Warrants”). According to FASB ASC 815-40-15, these Warrants will be classified as a liability on the balance sheet, initially recorded at fair value with changes in fair value recorded in earnings at each reporting period as they had a settlement provision for adjusting the strike price if new equity is issued at a later date at a price below the strike price.

The Series A Warrants had a term of four years and are exercisable by the holders at any time after the date of issuance. The value of warrants as of April 14, 2014 was determined by using the Binomial option pricing model with the following assumptions: risk-free interest rate – 0.82%; dividend yield – 0%; expected volatility – 121%. As of December 31, 2014, the fair value of the Series A Warrants was $912,138 with the assumptions of risk-free interest rate – 1.10%; dividend yield – 0%; expected volatility – 110%. The Company recorded $2,084,496 as income from change in fair value and extinguishment of the warrants for the year ended December 31, 2014.The Series B Warrants had a term of six months and are exercisable by the holders at any time after the date of issuance. The value of warrants as of April 14, 2014 was determined by using the Binomial option pricing model with the following assumptions: risk-free interest rate – 0.06%; dividend yield – 0%; expected volatility – 99%. As of December 31, 2014, the fair value of the Series B Warrants was $0 due to the expiration of Series B warrants on October 14, 2014 and none of series B warrants have been exercised.  The Company recorded $922,105 as income from change in fair value and extinguishment of the warrants for the year ended December 31, 2014.  The Series C Warrants had a term of four years and were exercisable by the holders at any time after the date of issuance. After the six month anniversary of the issuance date of the Series C Warrants, to the extent that a holder of Series C Warrant exercised less than 70% of such holder’s Series B Warrants and the closing sale price of the Common Stock was equal to or greater than $9.81 for a period of ten consecutive trading days, and the Company could purchase the entire then-remaining portion of such holder’s Series C Warrants for $1,000. On October 14, 2014, the Company’s closing sale price of the Common Stock was not equal to or greater than $9.81 for a period of ten consecutive trading days, accordingly, the Company cannot purchase the entire then-remaining portion of such holder’s Series C Warrants for $1,000. The value of warrants as of April 14, 2014 was determined by using the Binomial option pricing model with the following assumptions: risk-free interest rate – 0.82%; dividend yield – 0%; expected volatility – 121%. As of December 31, 2014, the fair value of the Series C Warrants was $427,875 with the assumptions of risk-free interest rate 1.10%; dividend yield – 0%; expected volatility – 110%. The Company recorded $980,390 as income from change in fair value and extinguishment of the warrants for the year ended December 31, 2014.

In addition, the Company granted the Placement Agent or its designees at the Closing warrants to purchase that number of shares of common stock of the Company equal to seven percent (7%) of the aggregate number of Shares placed in the Placement.  The Placement Agent Warrants  had the same terms, including exercise price, anti-dilution and registration rights, as the warrants issued to the Investors in the Placement.  The placement agent and its designees received Series PA warrants to purchase up to 92,404 shares of common stock at the closing. The value of Placement Agent Series PA warrants as of April 17, 2014 was determined by using the Binomial option pricing model with the following assumptions: risk-free interest rate – 0.91%; dividend yield – 0%; expected volatility – 122%. As of December 31, 2014, the fair value of the PA Warrants was $125,006 with the assumptions of risk-free interest rate - 1.10%; dividend yield – 0%; expected volatility – 110%. The Company recorded $207,856 as income from change in fair value and extinguishment of the warrants for year ended December 31, 2014.

In connection with a Securities Purchase Agreement entered on May 28, 2015, the Company issued 660,030 shares of common stock to the holders of the Company’s 2014 Series A Warrants in exchange for the termination and surrender of such warrants, 310,478 shares of the Company’s common stock was issued to the holders of the Company’s 2014 Series C Warrants in exchange for the surrender and termination of such warrants, and 92,404 shares of the Company’s common stock were issued to the Placement Agent of the Company’s 2014 Series PA Warrants in exchange for the surrender and termination of such warrants.  As of December 31, 2015, there were no warrants from the April 14, 2014 private placement outstanding.

Private Placement on May 28, 2015

On May 28, 2015, the Company entered into a Securities Purchase Agreement with certain purchasers (the “Purchasers”) pursuant to which the Company offered to the Purchasers, in a registered direct offering, an aggregate of 2,970,509 shares of common stock, par value $0.001 per share. 2,000,001 shares of the common stock were sold to the Purchasers at a negotiated purchase price of $2.00 per share, for aggregate gross proceeds to the Company of $4,000,002, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. In accordance with the terms of the Purchase Agreement entered on April 14, 2014, the outstanding 2014 Series A Warrants were exchanged for 660,030 Shares of our Common Stock, and the outstanding 2014 Series C Warrants were exchanged for 310,478 Shares of our Common Stock.

In a concurrent private placement, the Company also sold to the Purchasers a warrant to purchase one share of the Company’s Common Stock for each share purchased for cash in the offering, pursuant to that certain Common Stock Purchase Warrant, by and between the Company and each Purchaser (the “2015 Warrants”). The 2015 Warrants will be exercisable beginning on the six month anniversary of the date of issuance (the "Initial Exercise Date") at an exercise price of $2.71 per share and will expire on the five year anniversary of the Initial Exercise Date. The purchase price of one share of the Company’s Common Stock under the 2015 Warrants is equal to the exercise price.

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

Shares issued to Independent Directors

In July 2014, the Company entered into restricted stock award agreements (under the 2014 Omnibus Long-Term Incentive Plan) with four independent directors of the Board. The Company agreed to grant 5,000 shares to one independent director and 4,000 shares to each of three other of its independent directors with a grant date of July 9, 2014. The restricted period lapses as to twenty-five percent (25%) of the restricted stock on each of the three-month, six-month, nine-month and twelve-month anniversaries of the grant date. The fair value of these shares was $75,990, which was calculated based on the stock price of $4.47 per share on July 9, 2014. During the years ended December 31, 2015 and 2014, the Company amortized $36,889 and $39,101 as directors’ stock compensation expenses, respectively.

In March 2015, the Company entered into restricted stock award agreements (under the 2014 Omnibus Long-Term Incentive Plan) with three independent directors of the Board. The Company agreed to grant 12,195 shares to each of these independent directors with a grant date of March 24, 2015. The restricted period lapses as to twenty-five percent (25%) of the restricted stock on September 30, 2015, December 31, 2015, March 31, 2016 and June 30, 2016, subject to the director remaining in the continuous service of the Company or its affiliates on each applicable vesting date. The fair value of these shares was $119,999, which was calculated based on the stock price of $3.28 per share on March 24, 2015. During the year ended December 31, 2015, the Company amortized $93,040 as directors’ stock compensation expenses.

In May 2015, the Company entered into a restricted stock award agreement (under the 2014 Omnibus Long-Term Incentive Plan) with a new independent director. The Company agreed to grant 12,195 shares to the new independent director with a grant date of May 19, 2015. The restricted period lapses as to twenty-five percent (25%) of the restricted stock on September 30, 2015, December 31, 2015, March 31, 2016 and June 30, 2016, subject to the director remaining in the continuous service of the Company or its affiliates on each applicable vesting date. The fair value of these shares was $38,292, which was calculated based on the stock price of $3.14 per share on May 19, 2015. During the year ended December 31, 2015, the Company amortized $23,815 as director’s stock compensation expenses.

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

At December 31, 2015 and 2014, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital. Nova Dongguan did not make any transfer to surplus reserves due to its accumulated deficit.

Common Welfare Fund

The common welfare fund is a voluntary fund to which Nova Dongguan, Ding Nuo and Nova Macao can each elect to transfer 5% to 10% of its net income. This fund can only be utilized on capital items for the collective benefit of the subsidiary’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. Nova Dongguan and Nova Macao do not participate in this voluntary fund.

Note 18 - Geographical Sales

Geographical distribution of sales consisted of the following for years ended December 31, 2015 and 2014:

Geographical Areas	2015	2014

China*	$18,876,697	$17,033,251
North America	75,171,207	64,388,558
Asia**	2,676,669	4,449,148
Europe	10,579,444	11,395,087
Australia	535,145	664,705
Hong Kong	661,530	746,226
Other countries	319,420	34,300
	$108,820,112	$98,711,275

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

On January 7, 2014, the Company entered into a sublease agreement with Diamond Bar for warehouse space with a 5 year term commencing on November 1, 2013 and expiring on October 31, 2018. The Company subleased a portion of its warehouse space to one of its customers with a 1 year term commencing on December 1, 2013 and expiring on November 30, 2014. The Company renewed the contract for another 1 year term on November 30, 2014. On October 1, 2015, the Company extended the contract for a 1 year term with expiration on October 31, 2016. The sublease income was recorded against the rental expense. During the year ended December 31, 2015, the Company recorded $75,301.

On September 19, 2013, Bright Swallow entered into a lease agreement for office space in Hong Kong with a two year term, commencing on October 1, 2013 and expiring on September 30, 2015.  On September 15, 2015, Bright Swallow renewed the lease for another two year term, commencing on October 1, 2015 and expiring on September 30, 2017. The monthly rental payment is 20,000 Hong Kong Dollars ($2,581).

The Company has entered into several lease agreements for office and warehouse space in Commerce, California and showroom space in Las Vegas, Nevada and High Point, North Carolina on monthly or annual terms.

Total rental expense for the years ended December 31, 2015 and 2014 was $670,347 and $574,210, respectively. The rental expense is recorded on a straight-line basis over the term of the lease.

The total minimum future lease payments are as follows:

12 Months Ended December 31,	Amount
2016	$568,334
2017	576,713
2018	472,714
2019	-
2020	-
Thereafter	-
Total	$1,617,761

Employment Agreements

On May 3, 2013, the Company entered into an amended and restated employment agreement with Thanh H. Lam to serve as the Company’s president for five years. The agreement provides for an annual salary of $80,000, 200,000 shares of the Company’s common stock and an annual bonus at the sole discretion of the Board. The 200,000 shares to be issued to Ms. Lam are subject to the terms of a stock award agreement. The first 50,000 shares of common stock were vested immediately, and the remaining shares vest at 50,000 shares per year for three years on each anniversary of the effective date of the stock award agreement. During the years ended December 31, 2015 and 2014, the Company recorded $191,000 and $191,000 as stock-based compensation to Thanh H Lam, respectively.

On November 10, 2014, the Company’s Board of Directors ratified the 2015 annual compensation of the Company’s CEO, CFO and President as approved by the Company’s Compensation Committee, and, upon the recommendation of the Company’s Compensation Committee, approved the grant of Restricted Stock Units to the Company’s CEO, CFO and President.  The cash compensation for such officers remained the same as in 2014 ($100,000 for CEO, $80,000 for CFO and $80,000 for the President).  In addition, each of them received a grant of 46,403 Restricted Stock Units (“RSU”).  The fair value of the 46,403 shares of RSU was $200,000, which was calculated based on the stock price of $4.31 per share on October 27, 2014, the date the awards were determined by the Compensation Committee.  The RSU grants  vested 25% on March 30, 2015, 25% on June 30, 2015, 25% on September 30, 2015 and 25% on December 31, 2015. During the year ended December 31, 2015, the Company recorded $600,000 as stock-based compensation to the officers.

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

On March 21, 2016,  the Company grants of Restricted Stock Units to the Company’s CEO, CFO and President.  Each of them will receive a grant of 100,000 Restricted Stock Units (“RSU”).  The RSU grants will be vested 25% on March 30, 2016, 25% on June 30, 2016, 25% on September 30, 2016 and 25% on December 31, 2016.

On March 25, 2016, the Company entered into one-year employment agreements, effective as of November 11, 2015, with Mr. Ya Ming (Jeffrey) Wong and Mr. Yuen Ching (Sammy) Ho to serve as the Company’s Chief Executive Officer and Chief Financial Officer, respectively. These agreements are in substantially the same form as the previous one-year employment agreements entered into on March 25, 2015 (which expired by their terms), and provide for annual salaries of $100,000 for Mr. Wong and $80,000 for Mr. Ho, and annual bonuses at the sole discretion of the Board of Directors.  The employment agreements also reflect the RSU grants described in the immediately preceding paragraph.

Note 20 – Subsequent Events

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and the following subsequent events have been identified that require disclosure in this section:

On January 30, 2016, the Company’s Board of Directors ratified the 2016 annual compensation of the Company’s CEO, CFO and President as approved by the Company’s Compensation Committee, and, upon the recommendation of the Company’s Compensation Committee, approved the grant of Restricted Stock Units to the Company’s CEO, CFO and President.  The cash compensation for such officers will remain the same as in 2015 ($100,000 for CEO, $80,000 for CFO and $80,000 for the President).  In addition, each of them will receive a grant of 168,067 Restricted Stock Units (“RSU”).  The fair value of the 168,067 shares of RSU was $200,000, which was calculated based on the stock price of $1.19 per share on January 30, 2016, the date the awards were determined by the Compensation Committee.

On January 30, 2016, the Company’s Board of Directors approved granting of 600,000 shares of stock to the Company’s staff for their hard work and dedication for the past years. The fair value of 600,000 shares was $714,000, which was calculated based on the stock price of $1.19 per share on January 30, 2016, the date the rewards were determined by the Compensation Committee.

On January 30, 2016, the Company’s Board of Directors approved entering a marketing agreement with a consultant for marketing development strategies and consulting services for 15 months. The Company will grant the consultant 10,000 shares of stock a month, which is total commitment of 150,000 shares of stock. On February 1, 2016, the Company entered into the agreement with the consultant. The fair value of $204,000, which was calculated based on the stock price of $1.36 per share on February 1, 2016, the date the agreement was executed.

On January 30, 2016, the Company’s Board of Directors approved entering an E-Commerce agreement with a consultant for E-Commerce consulting service for 24 months. The Company will grant the consultant 10,000 shares of stock a month, which is a total commitment of 240,000 shares of stock. On February 1, 2016, the Company entered into the agreement with the consultant. The fair value of 240,000 shares was $326,400, which was calculated based on the stock price of $1.36 per share on February 1, 2016, the date the agreement was executed.

On January 30, 2016, the Company’s Board of Directors approved entering a consulting agreement with a consultant for the planning, coordinating and strategy implementation services for 6 months. The Company will grant the consultant a worth of $60,000 shares of stock. On February 1, 2016, the Company entered into the agreement with the consultant. The fair value of 44,118 was $60,000, which was calculated based on the stock price of $1.36 per share on February 1, 2016, the date the agreement was executed.

On January 30, 2016, the Company’s Board of Directors approved entering agreements with 5 furniture designers for product design for 24 months. The Company will grant the designers in total 600,000 shares of stock. The fair value of the 600,000 shares was $714,000, which was calculated based on the stock price of $1.19 per share on January 30, 2016, the date the compensation was determined by the Compensation Committee. The Company has not yet entered into the agreements with the designers as of the date of the report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA LIFESTYLE, INC.
(Registrant)

Date: March 28, 2016	By:	/s/ Ya Ming Wong
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

Signature	Title	Date
/s/ Ya Ming Wong	Chief Executive Officer and Director	March 28, 2016
Ya Ming Wong	(Principal Executive Officer)
/s/ Yuen Ching Ho	Chief Financial Officer and Director	March 28, 2016
Yuen Ching Ho	(Principal Financial and Accounting Officer)
/s/ Thanh H. Lam	Chairperson of the Board, President and Director	March 28, 2016
Thanh H. Lam

/s/ Bin Liu	Director	March 28, 2016
Bin Liu

/s/ Michael Viotto	Director	March 28, 2016
Michael Viotto

/s/ Peter Kam	Director	March 28, 2016
Peter Kam

/s/ Chung Shing Yam	Director	March 28, 2016
Chung Shing Yam

EXHIBIT INDEX

Exhibit No.	Description
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
10.30#
Nova LifeStyle, Inc. Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K/A (File No. 333-163019) filed on July 10, 2014)

10.31#
Employment Agreement between Nova LifeStyle, Inc. and Ya Ming Wong, dated March 25, 2015 and effective as of November 10, 2014 (Incorporated herein by reference to Exhibit 10.31 to the Company's annual report on Form 10-K filed on March 26, 2015)

10.32
Employment Agreement between Nova LifeStyle, Inc. and Yuen Ching Ho, dated March 25, 2015 and effective as of November 10, 2014 (Incorporated herein by reference to Exhibit 10.32 to the Company's annual report on Form 10-K filed on March 26, 2015)

10.33#†	Employment Agreement between Nova LifeStyle, Inc. and Ya Ming Wong, dated March 25, 2016 and effective as of November 11, 2015
10.34#†	Employment Agreement between Nova LifeStyle, Inc. and Yuen Ching Ho, dated March 25, 2016 and effective as of November 11, 2015
14.1	Code of Business Conduct and Ethics of Nova Lifestyle, Inc. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 10, 2013)
21.1†	Subsidiaries of the Registrant
23.1†	Consent of Marcum Bernstein & Pinchuk LLP
23.2†	Consent of Crowe Horwath (HK) CPA Limited
24.1†	Power of Attorney (Included on the Signature Page of this Annual Report on Form 10-K)
31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

#           Indicates management contract or compensatory plan, contract or arrangement.
†           Filed herewith.
‡           Furnished herewith.