Form 10-Q
period 2016-03-31
Nova Lifestyle, Inc.
filed 2016-05-16
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 011-36259

NOVA LIFESTYLE, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6565 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,290,043 shares of common stock outstanding as of May 9, 2016.

Nova Lifestyle, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$1,060,186	$988,029
Accounts receivable, net	48,657,112	50,451,665
Advance to suppliers	14,700,840	7,958,870
Inventories	4,572,899	5,254,029
Prepaid expenses and other receivables	1,006,427	1,180,452

Total Current Assets	69,997,464	65,833,045

Noncurrent Assets
Heritage and cultural assets	125,494	124,868
Plant, property and equipment, net	14,995,614	15,201,395
Lease deposit	94,491	94,235
Deposits for equipment and factory construction	114,486	143,758
Goodwill	218,606	218,606
Intangible assets, net	7,917,917	8,062,649
Deferred tax asset	69,493	69,451

Total Noncurrent Assets	23,536,101	23,914,962

Total Assets	$93,533,565	$89,748,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	March 31,	December 31,
	2016	2015
	(Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$12,212,948	$9,822,857
Line of credit	4,943,400	4,604,560
Advance from customers	860,030	187,359
Accrued liabilities and other payables	1,893,561	2,584,622
Taxes payable	8,920	5,773

Total Current Liabilities	19,918,859	17,205,171

Noncurrent Liabilities
Line of credit	5,974,936	5,659,357
Deferred rent payable	95,048	89,904
Income tax payable	6,943,255	6,801,893

Total Noncurrent Liabilities	13,013,239	12,551,154

Total Liabilities	32,932,098	29,756,325

Contingencies and Commitments

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 24,511,952 and 24,254,160 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	24,512	24,254
Additional paid-in capital	32,198,753	31,761,983
Statutory reserves	6,241	6,241
Accumulated other comprehensive income	1,646,162	1,570,534
Retained earnings	26,725,799	26,628,670

Total Stockholders' Equity	60,601,467	59,991,682

Total Liabilities and Stockholders' Equity	$93,533,565	$89,748,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)

Net Sales	$27,084,087	$22,032,478

Cost of Sales	22,941,273	17,960,447

Gross Profit	4,142,814	4,072,031

Operating Expenses
Selling expenses	1,879,508	1,265,856
General and administrative expenses	1,876,790	1,910,888

Total Operating Expenses	3,756,298	3,176,744

Income From Operations	386,516	895,287

Other Income (Expenses)
Non-operating (expense) income, net	(19,782)	29,576
Foreign exchange transaction gain	2,310	29,682
Change in fair value of warrant liability	--	972,645
Interest expense	(115,103)	(90,910)
Financial expense	(29,579)	(15,208)

Total Other (Expenses) Income, Net	(162,154)	925,785

Income Before Income Tax	224,362	1,821,072

Income Tax Expense	127,233	196,209

Net Income	97,129	1,624,863

Other Comprehensive Income
Foreign currency translation	75,628	(68,658)

Comprehensive Income	$172,757	$1,556,205

Basic weighted average shares outstanding	24,333,971	20,912,968
Diluted weighted average shares outstanding	24,333,971	20,912,968

Basic net earnings per share	$0.00	$0.08
Diluted net earnings per share	$0.00	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)

Cash Flows From Operating Activities
Net Income	$97,129	$1,624,863
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	506,378	466,690
Stock compensation expense	295,596	354,571
Change in fair value of warrant liability	--	(972,645)
Changes in bad debt allowance	(26,326)	(5,755)
Changes in operating assets and liabilities:
Accounts receivable	1,865,155	402,071
Advance to suppliers	(6,741,014)	2,234,498
Inventories	688,401	(2,266,091)
Other current assets	317,955	151,309
Accounts payable	2,369,232	(1,668,686)
Advance from customers	671,656	11,961
Accrued expenses and other payables	(691,802)	(585,870)
Deferred rent payable	4,644	4,940
Taxes payable	120,032	161,261

Net Cash Used in Operating Activities	(522,964)	(86,883)

Cash Flows From Investing Activities
Payment for land compensation fee and occupancy tax	--	(193,211)
Purchase of property and equipment	(44,777)	(321,587)
Construction in progress	--	(112,750)

Net Cash Used in Investing Activities	(44,777)	(627,548)

Cash Flows From Financing Activities
Proceeds from line of credit and bank loan	10,884,726	9,309,218
Repayment to line of credit and bank loan	(10,247,496)	(8,522,787)

Net Cash Provided by Financing Activities	$637,230	$786,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	$2,668	$2,090

Net increase in cash and cash equivalents	72,157	74,090

Cash and cash equivalents, beginning of period	988,029	1,244,308

Cash and cash equivalents, ending of period	$1,060,186	$1,318,398

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
Income tax payments	$7,200	$35,000
Interest expense	$114,645	$94,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

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

The interim condensed consolidated financial information as of March 31, 2016 and for the three month periods ended March 31, 2016 and 2015 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, previously filed with the SEC on March 28, 2016.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of March 31, 2016, its interim condensed consolidated results of operations and cash flows for the three month periods ended March 31, 2016 and 2015, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the two-step goodwill impairment test for Diamond Bar reporting unit.  Accordingly, as of March 31, 2016 and December 31, 2015, the Company concluded there was no impairment of goodwill of Diamond Bar.

On April 24, 2013, Nova LifeStyle completed the acquisition of Bright Swallow.  Under the acquisition method of accounting, the total purchase is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their fair values with the excess charged to goodwill. Nova LifeStyle recognized $808,518 of goodwill from the acquisition. In June 2014, the Company performed an interim goodwill impairment assessment for Bright Swallow using a two-step impairment test based on Bright Swallow’s actual performance for the first six-months of 2014 and updated revenue and expense projections. Based on this analysis, the Company concluded that all of the goodwill pertaining to Bright Swallow was impaired in June 2014. The goodwill impairment charge was non-cash. The goodwill impairment charge was not deductible for income tax purposes and, therefore, the Company did not record a corresponding tax benefit in 2014.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company recorded $458,959 and $484,936 as allowance for bad debt as of March 31, 2016 and December 31, 2015, respectively.

Inventories

Inventories are stated at the lower of cost or market value with cost determined on a weighted-average basis. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company did not record any write-downs of inventory at March 31, 2016 and December 31, 2015.

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

Based on its review, the Company believes that, as of March 31, 2016 and December 31, 2015, there was no significant impairment of its long-lived assets.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense was $208,324 and $172,859 for the three months ended March 31, 2016 and 2015, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision.  The actual effective tax rate of 56.71% for the period ended March 31, 2016 differs from the U.S. federal statutory tax rate, primarily as a result of tax liability reserves from uncertain tax positions offset by a tax benefit from the tax-exemption status of Nova Macau.

Nova Lifestyle and Diamond Bar are subject to U.S. federal and state income taxes. Nova Furniture and Bright Swallow were incorporated in the BVI. There is no income tax for a company domiciled in the BVI. Accordingly, the Company’s consolidated financial statements do not present any income tax provision related to the BVI tax jurisdiction where Nova Furniture BVI and BSI are domiciled.

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

During the three months ended March 31, 2016 and 2015, the Company recorded income tax expense of approximately $127,000 and $196,000, respectively.

As of March 31, 2016, unrecognized tax benefits were approximately $4.9 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $4.9 million as of March 31, 2016. As of March 31, 2015, unrecognized tax benefits were approximately $5.1 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $5.1 million as of March 31, 2015.

A reconciliation of the January 1, 2016, through March 31, 2016, amount of unrecognized tax benefits excluding interest and penalties ("Gross UTB") is as follows:

Gross UTB
Beginning Balance – January 1, 2016	$4,889,561
Increase in unrecorded tax benefits taken in the three months ended March 31, 2016	2,603
Exchange rate adjustment - 2016	24,317
Ending Balance – March 31, 2016	$4,916,481

At March 31, 2016, the Company had cumulatively accrued approximately $2,028,000 for estimated interest and penalties related to unrecognized tax benefits. At December 31, 2015, the Company had cumulatively accrued approximately $1,913,000 for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense, which totaled approximately $115,000 and $112,000 for the three months ended March 31, 2016 and 2015, respectively. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

For the three months ended March 31, 2016 and 2015, the Company did not record unrecognized tax benefits related to transfer pricing adjustments between Dongguan and Macau since the intercompany sales between the two entities appears to comply with reasonable arm’s length principles.

Nova Dongguan and Ding Nuo are subject to taxation in the PRC. Nova Dongguan’s PRC income tax returns are generally not subject to examination by the tax authorities for tax years before 2010. With a few exceptions, the tax years 2010-2015 remain open to examination by tax authorities in the PRC. Unrecognized tax benefit related to transfer pricing adjustment between Dongguan and Macau is generally not subject to examination by the PRC tax authorities for tax years before 2005.  The tax years 2012-2015 for US entities remain open to examination by tax authorities in the US.

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

The Company’s sales policy allows for the return of product within the warranty period if the product is defective and the defects are the Company’s fault.  As alternatives for the product return option, the customers have options of asking a discount from the Company for the products with quality issues or receiving replacement parts from the Company at no cost. The amount for return of products, the discount provided to the Company’s customers and the cost for replacement parts were immaterial for the three months ended March 31, 2016 and 2015.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the three months ended March 31, 2016 and 2015, shipping and handling costs were $117,170 and $127,181, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $1,136,317 and $532,305 for the three months ended March 31, 2016 and 2015, respectively, and is included in the selling expense in the consolidated statement of income and comprehensive income.

Share-based compensation

The Company accounts for share-based compensation awards to employees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that share-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period.

The Company accounts for share-based compensation awards to non-employees in accordance with FASB ASC Topic 718 and FASB ASC Subtopic 505-50, “Equity-Based Payments to Non-employees”. Share-based compensation associated with the issuance of equity instruments to non-employees is measured at the fair value of the equity instrument issued or committed to be issued, as this is more reliable than the fair value of the services received. The fair value is measured at the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete.

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

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

Net income	$97,129	$1,624,863

Weighted average shares outstanding – basic	24,333,971	20,912,968
Effect of dilutive securities:
Unexercised warrants	-	-
Weighted average shares outstanding – diluted	24,333,971	20,912,968

Earnings per share – basic	$0.00	$0.08
Earnings per share – diluted	$0.00	$0.08

At March 31, 2016 and December 31, 2015, warrants to purchase 2,050,001 shares of common stock were outstanding and exercisable.   For the three months ended March 31, 2016 and 2015, 2,050,001 and 1,112,912 shares purchasable under warrants were excluded from EPS, respectively, as their effects were anti-dilutive.

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

A customer accounted for 11% of the Company’s sales for the three months ended March 31, 2016 and no customer accounted for over 10% of the Company’s sales for the three months ended March 31, 2015. Accounts receivable from the customer were $4,828,066 and $2,840,152 as of March 31, 2016 and December 31, 2015, respectively.

The Company purchased its products from four major vendors during the three months ended March 31, 2016 and 2015, accounting for a total of 67% (22%, 18%, 16% and 11% for each) and 59% (20%, 17%, 12% and 10% for each) of the Company’s purchases, respectively. Accounts payable to these vendors were $7,712,722 and $4,294,228 as of March 31, 2016 and December 31, 2015, respectively.

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

The carrying value of cash, accounts receivable, advance to suppliers, other receivables, accounts payable, line of credit, advance from customers, other payables and accrued liabilities approximate estimated fair values because of their short maturities.  The estimated fair value of the long-term lines of credit approximated the carrying amount as of March 31, 2016, as the interest rates are considered as approximate to the current rate for comparable loans at the respective balance sheet dates.

The carrying value of the warrant liability is determined using the Binomial Lattice option pricing model as described in Note 14. Certain assumptions used in the calculation of the warrant liability represent Level-3 unobservable inputs. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of March 31, 2016.

The following table summarizes the activity of Level 3 inputs measured on a recurring basis:

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)

	Three Months Ended March 31,
	2016	2015

Balance at January 1	$-	$1,465,019
Adjustment resulting from change in value recognized in earnings (a)	-	(972,645)
Balance at March 31	$-	$492,374

(a)   Adjustment resulting from change in fair value is the amount of total gains or losses for the period attributable to the change in unrealized gains or losses relating to liabilities held at the reporting date. The unrealized gain or loss is recorded in change in fair value of warrant liability in the accompanying consolidated statements of income.

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

The RMB to USD exchange rates in effect as of March 31, 2016 and December 31, 2015, were RMB6.4612 = USD$1.00 and RMB6.4936 = USD$1.00, respectively. The weighted-average RMB to USD exchange rates in effect for the three months ended March 31, 2016 and 2015, were RMB6.5288= USD$1.00 and RMB6.1380= USD$1.00, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of the People’s Republic of China.

Comprehensive Income

The Company follows FASB ASC 220 “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the consolidated statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended March 31, 2016 and 2015 included net income and foreign currency translation adjustments.

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

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Presentation of Financial Statements — Going Concern. This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

The FASB has issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The Company is in the process of evaluating the impact of adoption of this guidance on the consolidated financial statements.

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

On March 17, 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which provides guidance on assessing whether an entity is a principal or an agent in a revenue transaction and whether an entity reports revenue on a gross or net basis. On April 14, 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, which provides guidance on identifying performance obligations and accounting for licenses of intellectual property. The effective date and transition requirements for ASU No. 2016-08 and ASU No. 2016-10 are the same as the effective date and transition requirements of ASU No. 2014-09. The Company is evaluating the effect that ASU No. 2016-08 and ASU No. 2016-10 will have on the Company’s consolidated financial statements and related disclosures.

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 31, 2016, and interim periods within those annual periods. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. The Company is evaluating the effect that ASU No. 2016-09 will have on the Company’s consolidated financial statements and related disclosures.

Note 3 - Inventories

As of March 31, 2016 and December 31, 2015, inventories consisted of the following:

	March 31, 2016	December 31, 2015

Raw materials	$325,530	$311,751
Work in progress	1,084,981	1,753,090
Finished goods	3,162,388	3,189,188
	$4,572,899	$5,254,029

Note 4 - Advance to Suppliers

As of March 31, 2016 and December 31, 2015, the Company had an advance to suppliers of $14,700,840 and $7,958,870, respectively. During the year ended December 31, 2014, the Company made certain advance payments to one of its suppliers totaling $5,000,000 to secure a favorable pricing structure on purchase orders submitted. As a result of production delays, on July 1, 2014, the Company entered into an agreement with this supplier to charge interest on these advances at an annual rate of 4.75% with maturity on March 31, 2015, interest to be paid monthly. Shipments received from the supplier were to be credited against the advance payments.  The supplier had the option to repay the short-term advances for any product that it would not be able to deliver at any time. Initial shipments against these purchase orders were received by the Company in July 2014. The advance was paid in full on January 21, 2015. During the three months ended March 31, 2016 and 2015 (prior to the date of payment in full), the supplier paid interest of $0 and $3,870 to the Company, respectively.

Note 5 - Heritage and Cultural Assets

As of March 31, 2016 and December 31, 2015, Nova Museum had heritage and cultural assets of $125,494 and $124,868, respectively, consisting principally of collectibles and antiques for exhibition. Depreciation is not required to be provided on heritage assets that have indefinite lives and no reduction in their value with the passage of time; however, the carrying amount of the heritage and cultural assets will be reviewed when there is evidence of impairment in accordance with ASC 360-10.

Note 6 - Plant, Property and Equipment, Net

As of March 31, 2016 and December 31, 2015, plant, property and equipment consisted of the following:

	March 31, 2016	December 31, 2015

Building and workshops	$12,747,194	$12,683,592
Computer and office equipment	684,506	678,868
Autos	1,004,116	999,106
Machinery	6,414,063	6,310,759
Decoration and renovation	1,092,614	1,087,711
Less: accumulated depreciation	(6,946,879)	(6,558,641)
	$14,995,614	$15,201,395

Depreciation expense was $352,642 and $345,841 for the three months ended March 31, 2016 and 2015, respectively.

Note 7 - Deposits for Equipment and Factory Construction

At March 31, 2016 and December 31, 2015, deposits mainly consist of $114,486 and $143,758 for the deposit payment for the purchase of equipment and additional construction work on an existing plant at Nova Dongguan.

Note 8 - Intangible Assets

Intangible assets consist of land use rights, trademarks, customer relationship and eCommerce Platform. All land in the PRC is government-owned and the ownership cannot be sold to any individual or company. However, the government grants the user a right to use the land (“land use right”). The Company acquired the right to use land in Dongguan, Guangdong Province, China, in 2004 for $558,006 (RMB 3.6 million) for 50 years and is amortizing such rights on a straight-line basis for 50 years.

At February 28, 2012, the Company acquired another land use right for $526,218 (RMB 3.4 million) with useful life of 50 years and is amortizing such right on a straight-line basis for 50 years.

In 2015, the Company paid $916,739 (RMB 5.92 million) in levies to the Chinese government in relation to the land use right which was acquired on February 28, 2012.

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

The Company’s eCommerce platform is a website through which customers are able to browse and place orders online for the Company’s products. For the downloadable mobile application, customers are able to download onto their own mobile devices to browse the Company’s product offerings. The Nova sales kit application is used internally on mobile devices at the Company’s franchise stores to enable the Company’s sales representatives to display the Company’s products and inventory to customers visiting the stores. The total cost associated with the development, programming, design and roll-out of the Company’s eCommerce platform, downloadable mobile application, and Nova sales kit application is approximately $1.20 million. The Company’s eCommerce platform, downloadable mobile application, and Nova sales-kit application were completed and put into operation in 2015. These intangible assets are amortized using the straight-line method with estimated lives of 10 years for each.

Intangible assets consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Land use rights	$2,000,963	$1,990,979
eCommerce Platform	1,208,200	1,208,200
Customer relationship	6,150,559	6,150,559
Trademarks	200,000	200,000
Less: accumulated amortization	(1,641,805)	(1,487,089)
	$7,917,917	$8,062,649

Amortization of intangible assets was $153,736 and $120,849 for the three months ended March 31, 2016 and 2015, respectively. Annual amortization expense is expected to be approximately $569,110 over each of the next five years.

Note 9 - Prepaid Expenses and Other Receivables

Other current assets consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Prepaid expenses	$429,298	$526,016
Other receivables	577,129	654,436
Total	$1,006,427	$1,180,452

At March 31, 2016, other receivables mainly represented government grant receivable of approximately $77,000, VAT recoverable of approximately $435,000, a deposit paid to PayPal of approximately $14,000 and others of approximately $51,000. At December 31, 2015, other receivables mainly represented VAT recoverable of approximately $485,000, government grant receivable of approximately $77,000, a deposit paid to PayPal of approximately $20,000 and amounts due from employees of approximately $28,000.

At March 31, 2016, prepaid expenses included prepayments of marketing expense of approximately $169,000, consulting fees of approximately $191,000, insurance expenses of approximately $34,000 and other prepaid expenses of approximately $35,000. At December 31, 2015, prepaid expenses included prepayments for marketing expense of approximately $338,900, consulting fees of approximately $47,800, insurance expenses of approximately $102,600, and other prepaid expenses of approximately $36,700.

Note 10 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Payables to contractors	$28,777	$182,631
Other payables	188,294	212,549
Salary payable	445,566	747,236
Financed insurance premiums	16,740	66,960
Accrued consulting fees	18,150	19,078
Accrued rents	127,990	135,673
Accrued commission	313,475	460,475
Accrued marketing expense	450,000	450,000
Accrued expenses, others	304,569	310,020

Total	$1,893,561	$2,584,622

At March 31, 2016 and December 31, 2015, other accrued expenses mainly included legal fees, transportation expenses and utilities.  Other payables represented VAT and other tax payable.

Note 11 - Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.25% and maturity on June 1, 2015. On June 8, 2015, the bank extended and modified the terms of the loan agreement to extend the line of credit up to a maximum of $6,000,000 until July 31, 2015 and $5,000,000 thereafter with an annual interest rate of 4.25% and maturity on September 1, 2015 (the term of which the bank allowed to extend until the renewal described in the following sentence while the bank conducted its own audit associated therewith). On September 28, 2015, Diamond Bar extended the line of credit up to a maximum of $6,000,000 with annual interest of 3.75% (4% from December 17, 2015) and maturity on June 1, 2017. On January 20, 2016, Diamond Bar increased the line of credit up to a maximum of $8,000,000 with annual interest of 3.5%.  The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of March 31, 2016 and December 31, 2015, Diamond Bar had $5,974,936 and $5,659,357 outstanding on the line of credit, respectively.  During the three months ended March 31, 2016 and 2015, the Company recorded interest expense of $52,706 and $47,963, respectively. As of March 31, 2016, Diamond Bar had $2,025,064 available for borrowing without violating any covenants.

The Diamond Bar loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $10 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iii) the pre-tax income must be not less than 1.000% of total revenue quarterly; and (iv) maintain a current ratio in excess of 1.250 to 1.000. As of March 31, 2016, Diamond Bar was in compliance with the stated covenants.  In addition, the loan agreement provides for a cross default provision whereby an event of default on this loan will cause the Nova Macao loan, which is described below, to also be in default, as both loans are from the same lender.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,095,400 (RMB 20 million) with maturity on April 24, 2015.  On November 20, 2014, the Company paid off the line of credit and entered into a new agreement with a reduced line of credit of up to $1,547,700 (RMB 10 million) with a maturity on May 19, 2015.  On May 5, 2015, Nova Dongguan extended the line of credit of $541,695 (RMB 3.5 million) and $1,006,005 (RMB 6.5 million) with maturities on September 6, 2015 and October 18, 2015, respectively. On September 21, 2015, Nova Dongguan paid off the lines of credit and entered into a new agreement with an increased line of credit of up to $3,095,400 (RMB 20 million) for a period up to September 20, 2018. As of March 31, 2016 and December 31, 2015, Nova Dongguan had $3,095,400 (RMB 20.0 million) and $2,756,560 (RMB 17.9 million) outstanding, respectively. The loan of $1,996,533 (RMB 12.9 million) currently bears monthly interest of 0.47533% and requires monthly payment of the interest. The loan is due for repayment on September 24, 2016.  On November 10, 2015, Nova Dongguan borrowed an additional $773,850 (RMB 5.0 million), which bore monthly interest of 0.47125% and requires monthly payment of the interest with maturity date on November 9, 2016. On January 26, 2016, Nova Dongguan borrowed an additional $325,017 (RMB 2.1 million), which bore monthly interest of 0.47125% and requires monthly payment of the interest with maturity date on January 25, 2017. The loans are secured by the buildings of Nova Dongguan and are guaranteed by the Company’s CEO. During the three months ended March 31, 2016 and 2015, the Company recorded interest expense of $42,771 and $27,370, respectively, related to the applicable line of credit agreements. As of March 31, 2016, Nova Dongguan had $0 available for borrowing without violating any covenants.

On January 22, 2015, Nova Macao renewed a line of credit, with an annual interest rate of 4.25% and principal of up to $6,500,000, with a commercial bank in Hong Kong to extend the maturity date to January 29, 2016. On February 16, 2016, Nova Macao extended the maturity date of line of credit to January 31, 2017, with an annual interest rate of 4% and principal of up to $6,500,000. The loan requires monthly payment of interest and that the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance and is guaranteed by Nova LifeStyle and Diamond Bar. As of March 31, 2016 and December 31, 2015, Nova Macao had $1,848,000 outstanding on the line of credit. During the three months ended March 31, 2016 and 2015, the Company paid interest of $19,728 and $19,635, respectively. As of March 31, 2016, the Company had $4,652,000 available for borrowing without violating any covenants.

The Nova Macao loan has the following covenants: (i) total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $6,500,000, (b) insurance claim limits and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible accounts receivable are insured buyers by Sinosure assigned to the bank and within established insurance limit; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount shall be settled within 7 days by Nova Macao. As of March 31, 2016, Nova Macao was in compliance with the stated covenants.

Note 12 - Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president. The lease is to be renewed at the beginning of each year. On March 7, 2016, the Company renewed the lease for an additional one year term. The lease was $32,916 for one year and only for use during two furniture exhibitions to be held between April 1, 2016 and March 31, 2017. During the three months ended March 31, 2016 and 2015, the Company paid rental amounts of $0. The Company made the payment of $16,458 for the first installment on April 29, 2016.

Note 13 - Deferred Rent Payable

Deferred rent payable represented supplemental payments the Company must pay to the residents who originally lived on the land in Dongguan, Guangdong Province, China, to which the Company acquired land use rights for commercial use.

The Company is required to pay an annual management fee of RMB 1,500 ($232) per mu for a total 17.97 mu, or 11,977.42 square meters, from 2016 for 60 years for a total of approximately $325,000 (RMB 2.10 million). The payment will be made annually with a 5% increase every 5 years. The Company records such fees as expenses on a straight-line basis.

With respect to the supplemental payments the Company must pay the residents who originally lived on the land in Dongguan, Guangdong Province, China, as described in the first sentence of this Note 13, the Company is required to pay an annual amount at RMB 800 ($124) per mu for a total of 60 mu (or 40,000 square meters) starting from 2003 for 60 years for a total of approximately $794,000 (RMB 5.13 million). The payment increases 10% every 5 years. The Company records such expense on a straight-line basis.  During the three months ended March 31, 2016 and 2015, the Company recorded expense of $4,644 and $4,940, respectively. As of March 31, 2016 and December 31, 2015, the Company had $95,048 and $89,904 of deferred rent payable, respectively.

Note 14 - Stockholders’ Equity

Warrants

Following is a summary of the warrant activity for the three months ended March 31, 2016:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2016	2,050,001	2.74	4.82
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at March 31, 2016	2,050,001	2.74	4.56
Exercisable at March 31, 2016	2,050,001	2.74	4.56

Shares issued to IR Firm

On July 1, 2014, the Company entered into a new contract with an investor relations firm. The Company agreed to issue 100,000 shares of common stock to the firm for 12 months of investor relation services.  The fair value of the 100,000 shares of common stock was $462,000; the fair value was calculated based on the stock price of $4.62 per share on July 1, 2014, and will be amortized over the service term. During the three months ended March 31, 2016 and 2015, the Company amortized $0 and $115,500 as IR expenses, respectively.

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

The warrants issued to the consulting firm are exercisable for a fixed number of shares, and are classified as equity instruments. The Company accounted for the warrants issued based on the fair value method under ASC Topic 505, and the fair value of the warrants was calculated using the Black-Scholes model under the following assumptions: estimated life of 3 years, volatility of 353%, risk-free interest rate of 0.66% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. Because these equity-classified warrants are vested immediately and are non-forfeitable; based on ASC 505-50, the performance commitment had been reached at the grant date, and accordingly, the measurement date is the grant date.  The fair value of the warrants issued to the consulting firm at grant date was $194,989, and that amount was amortized over the service term in 2014.

On August 15, 2014, the Company entered into a consulting agreement with a consulting firm for general business advisory, marketing and administration, and business strategy consulting services effective on September 1, 2014. The Company agreed to issue 10,000 shares of common stock to the firm for 12 months of consulting services starting on September 1, 2014. The fair value of the 10,000 shares of common stock was $42,000, which was calculated based on the stock price of $4.20 per share on September 1, 2014, and was amortized over the service term.  During the three months ended March 31, 2016 and 2015, the Company amortized $0 and $10,500 as consulting expenses, respectively.

On December 1, 2014, the Company entered into a consulting agreement with a consulting firm for management consulting services effective on December 1, 2014. The Company agreed to issue 60,000 shares of common stock to the firm for three years of consulting services. The shares will be issued according to the following vesting schedule set forth as follows: The initial 10,000 shares were required to be issued within 30 days upon signing of the agreement; for the remaining 50,000 shares, the Company will issue to the consultant 10,000 shares of common stock on or before each of June 1, 2015, December 1, 2015, June 1, 2016, December 1, 2016 and June 1, 2017. The Company or the consultant may terminate the agreement at any time by a 90 day written notice to the other party. The fair value of the 60,000 shares was $224,400, which was calculated based on the stock price of $3.74 per share on December 1, 2014 and will be amortized over the service term. During the three months ended March 31, 2016 and 2015, the Company amortized $18,700 and $2,493 as consulting expenses, respectively.

On March 1, 2015, the Company entered into a marketing agreement with a consultant for marketing and product promotion services effective on March 1, 2015. The Company agreed to grant the consultant $100,000 worth of shares of the Company’s common stock for 12 months of consulting services starting on March 1, 2015. The shares vested immediately on March 1, 2015. The share price was calculated as the average closing price per share for ten trading days immediately prior to the execution of the agreement and will be amortized over the service term. On March 9, 2015, the Company issued 38,745 shares at an average price of $2.581 each to the consultant. During the three months ended March 31, 2016 and 2015, the Company amortized $16,667 and $8,333 as consulting expenses, respectively.

On September 14, 2015, the Company entered into a business marketing advisory agreement with a consultant for marketing and general consulting services effective on August 15, 2015. The Company agreed to pay the consultant a monthly fee of $5,000 and also granted 18,348 shares of the Company’s common stock to the consultant for 12 months of services starting on August 15, 2015. Twenty-five percent (25%) of those shares vest on November 15, 2015, 25% on February 15, 2016, 25% on May 15, 2016 and the remaining 25% on August 15, 2016. The fair value of the 18,348 shares was $45,870, which was calculated based on the stock price of $2.50 per share on August 15, 2015 and will be amortized over the service term. During the three months ended March 31, 2016 and 2015, the Company amortized $11,468 and $0 as consulting expenses, respectively.

On February 1, 2016, the Company entered into a marketing agreement with a consultant for marketing development strategies and consulting services for 15 months. The Company agreed to grant the consultant 10,000 shares of stock a month, which is total commitment of 150,000 shares of stock. The fair value of the 150,000 shares was $204,000, which was calculated based on the stock price of $1.36 per share on February 1, 2016, the date the agreement was executed, and will be amortized over the service term. During the three months ended March 31, 2016, the Company amortized $27,200 as consulting expenses.

On February 1, 2016, the Company entered into an E-Commerce agreement with a consultant for E-Commerce consulting service for 24 months. The Company agreed to grant the consultant 10,000 shares of stock a month, which is a total commitment of 240,000 shares of stock. Twelve and half percent (12.5%) of those shares vest on April 30, 2016, 12.5% on July 30, 2016, 12.5% on October 31, 2016, 12.5% on January 31, 2017, 12.5% on April 30, 2017, 12.5% on July 30, 2017, 12.5% on October 31, 2017 and the remaining 12.5% on January 31, 2018. The fair value of the 240,000 shares was $326,400, which was calculated based on the stock price of $1.36 per share on February 1, 2016, the date the agreement was executed, and will be amortized over the service term. During the three months ended March 31, 2016, the Company amortized $27,200 as consulting expenses.

On February 1, 2016, the Company entered into a consulting agreement with a consultant for the planning, coordinating and strategy implementation services for 6 months. The Company agreed to grant the consultant $10,000 worth of shares of stock a month. During the three months ended March 31, 2016, 16,010 shares, which was calculated based on the stock price of $1.34 and $1.17 per share on February 29, 2016 and March 31, 2016, respectively, were vested. During the three months ended March 31, 2016, the Company amortized $20,000 as consulting expense.

On January 30, 2016, the Company’s Board of Directors approved entering agreements with 5 furniture designers for product design for 24 months. The Company intends to grant the designers in total 600,000 shares of stock. The Company has not yet entered into the agreements with the designers as of the date of this 10-Q.

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

The Series A Warrants had a term of four years and are exercisable by the holders at any time after the date of issuance. The Series B Warrants had a term of six months and are exercisable by the holders at any time after the date of issuance. All of the Series B Warrants expired on October 14, 2014 and none of the Series B warrants have been exercised. The Series C Warrants have a term of four years and are exercisable by the holders at any time after the date of issuance. After the six month anniversary of the issuance date of the Series C Warrants, to the extent that a holder of Series C Warrant exercised less than 70% of such holder’s Series B Warrants and the closing sale price of the Common Stock was equal to or greater than $9.81 for a period of ten consecutive trading days, and the Company could purchase the entire then-remaining portion of such holder’s Series C Warrants for $1,000. On October 14, 2014, the Company’s closing sale price of the Common Stock was not equal to or greater than $9.81 for a period of ten consecutive trading days, accordingly, the Company cannot purchase the entire then-remaining portion of such holder’s Series C Warrants for $1,000.

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

The Company estimated the fair value of its warrants as of March 31, 2015 using the Binomial option pricing model using the following assumptions:

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

The Company recorded $972,645 as income from change in fair value of the warrants for the three months ended March 31, 2015.

In connection with a Securities Purchase Agreement entered on May 28, 2015, the Company issued 660,030 shares of common stock to the holders of the Company’s 2014 Series A Warrants in exchange for the termination and surrender of such warrants, 310,478 shares of the Company’s common stock was issued to the holders of the Company’s 2014 Series C Warrants in exchange for the surrender and termination of such warrants, and 92,404 shares of the Company’s common stock were issued to the Placement Agent of the Company’s 2014 Series PA Warrants in exchange for the surrender and termination of such warrants.  As of March 31, 2016, there were no warrants from the April 14, 2014 private placement outstanding.

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

Shares issued to Independent Directors

In July 2014, the Company entered into restricted stock award agreements (under the 2014 Omnibus Long-Term Incentive Plan) with four independent directors of the Board. The Company agreed to grant 5,000 shares to one independent director and 4,000 shares to each of three other of its independent directors with a grant date of July 9, 2014. The restricted period lapses as to twenty-five percent (25%) of the restricted stock on each of the three-month, six-month, nine-month and twelve-month anniversaries of the grant date. The fair value of these shares was $75,990, which was calculated based on the stock price of $4.47 per share on July 9, 2014. During the three months ended March 31, 2016 and 2015, the Company amortized $0 and $19,995 as directors’ stock compensation expenses, respectively.

In March 2015, the Company entered into restricted stock award agreements (under the 2014 Omnibus Long-Term Incentive Plan) with three independent directors of the Board. The Company agreed to grant 12,195 shares to each of these independent directors with a grant date of March 24, 2015. The restricted period lapses as to twenty-five percent (25%) of the restricted stock on September 30, 2015, December 31, 2015, March 31, 2016 and June 30, 2016, subject to the director remaining in the continuous service of the Company or its affiliates on each applicable vesting date. The fair value of these shares was $119,999, which was calculated based on the stock price of $3.28 per share on March 24, 2015. During the three months ended March 31, 2016 and 2015, the Company amortized $26,959 and $0 as directors’ stock compensation expenses, respectively.

In May 2015, the Company entered into a restricted stock award agreement (under the 2014 Omnibus Long-Term Incentive Plan) with a new independent director. The Company agreed to grant 12,195 shares to the new independent director with a grant date of May 19, 2015. The restricted period lapses as to twenty-five percent (25%) of the restricted stock on September 30, 2015, December 31, 2015, March 31, 2016 and June 30, 2016, subject to the director remaining in the continuous service of the Company or its affiliates on each applicable vesting date. The fair value of these shares was $38,292, which was calculated based on the stock price of $3.14 per share on May 19, 2015. During the three months ended March 31, 2016 and 2015, the Company amortized $9,652 and $0 as directors’ stock compensation expenses, respectively.

Shares to be issued to Employees

On January 30, 2016, the Company’s Board of Directors approved the grant of 600,000 shares of stock to the Company’s staff for their hard work and dedication for the past years. As of the date of this 10-Q, the Company has not yet granted or issued the stock to any employees, as it is still determining the timing and quantity of shares to be issued to particular employees.

Note 15 - Statutory Reserves

As a U.S. holding company, the Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries, Nova Dongguan, Nova Macao and Ding Nuo, only out of the subsidiary’s retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Company’s PRC subsidiaries. Pursuant to the corporate laws of the PRC and Macao, including the PRC Regulations on Enterprises with Foreign Investment, Nova Dongguan, Nova Macao and Ding Nuo are only required to maintain one statutory reserve by appropriating from after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. As a result of the PRC laws and regulations described below that require such annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as a general statutory reserve fund, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company as a dividend.

Surplus Reserve Fund

Nova Dongguan and Ding Nuo are required to transfer 10% of net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the subsidiary’s registered capital. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholdings or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issuance is not less than 25% of the registered capital.

At March 31, 2016 and December 31, 2015, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital. Nova Dongguan and Ding Nuo did not make any transfer to surplus reserves due to their accumulated deficit.

Common Welfare Fund

The common welfare fund is a voluntary fund to which Nova Dongguan, Ding Nuo and Nova Macao can each elect to transfer 5% to 10% of its net income. This fund can only be utilized on capital items for the collective benefit of the subsidiary’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. Nova Dongguan, Nova Macao and Ding Nuo do not participate in this voluntary fund.

Note 16 - Geographical Sales

Geographical distribution of sales consisted of the following for the three months ended March 31, 2016 and 2015:

Geographical Areas	March 31, 2016	March 31, 2015

China*	$4,615,080	$3,766,315
North America	17,223,375	15,118,508
Asia**	452,780	668,210
Europe	3,898,885	2,421,143
Australia	774,155	26,758
Hong Kong	19,683	5,675
Other countries	100,129	25,869
	$27,084,087	$22,032,478

* excluding Hong Kong
** excluding China

Note 17 - Commitments and Contingencies

Lease Commitment

On June 17, 2013, the Company entered into a lease agreement for office, warehouse, storage, and distribution space with a five year term, commencing on November 1, 2013 and expiring on October 31, 2018. The lease agreement also provides an option to extend for an additional six-year term. The monthly rental payment is $42,000 with 3% increase annually.  The rent is recorded on a straight-line basis over the term of the lease.

On January 7, 2014, the Company entered into a sublease agreement with Diamond Bar for warehouse space with a 5 year term commencing on November 1, 2013 and expiring on October 31, 2018. The Company subleased a portion of its warehouse space to one of its customers with a 1 year term commencing on December 1, 2013 and expiring on November 30, 2014. The Company renewed the contract for another 1 year term on November 30, 2014. On October 1, 2015, the Company extended the contract for a 1 year term with expiration on October 31, 2016. The sublease income was recorded against the rental expense. During the three months ended March 31, 2016 and 2015, the Company recorded $20,077 and $17,700.

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

Total rental expense for the three months ended March 31, 2016 and 2015 was $158,098 and $160,481, respectively. The rental expense is recorded on a straight-line basis over the term of the lease.

The total minimum future lease payments are as follows:

12 Months Ended March 31,	Amount
2017	$572,344
2018	573,102
2019	330,900
2020	-
2021	-
Thereafter	-
Total	$1,476,346

Employment Agreements

On May 3, 2013, the Company entered into an amended and restated employment agreement with Thanh H. Lam to serve as the Company’s president for five years. The agreement provides for an annual salary of $80,000, 200,000 shares of the Company’s common stock and an annual bonus at the sole discretion of the Board. The 200,000 shares to be issued to Ms. Lam are subject to the terms of a stock award agreement. The first 50,000 shares of common stock were vested immediately, and the remaining shares vest at 50,000 shares per year for three years on each anniversary of the effective date of the stock award agreement. The fair value of the shares was based on the stock price of $3.82 per share on May 3, 2013. During the three months ended March 31, 2016 and 2015, the Company recorded $47,750 and $47,750 as stock-based compensation to Thanh H Lam, respectively.

On November 10, 2014, the Company’s Board of Directors ratified the 2015 annual compensation of the Company’s CEO, CFO and President as approved by the Company’s Compensation Committee, and, upon the recommendation of the Company’s Compensation Committee, approved the grant of Restricted Stock Units to the Company’s CEO, CFO and President.  The cash compensation for such officers remained the same as in 2014 ($100,000 for CEO, $80,000 for CFO and $80,000 for the President).  In addition, each of them received a grant of 46,403 Restricted Stock Units (“RSU”).  The fair value of the 46,403 shares of RSU was $200,000, which was calculated based on the stock price of $4.31 per share on October 27, 2014, the date the awards were determined by the Compensation Committee.  The RSU grants vested 25% on March 30, 2015, 25% on June 30, 2015, 25% on September 30, 2015 and 25% on December 31, 2015. During the three months ended March 31, 2016 and 2015, the Company recorded $0 and $150,000, respectively, as stock-based compensation to the officers.

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

On March 21, 2016, the Company granted Restricted Stock Units to the Company’s CEO, CFO and President.  Each of them will receive a grant of 100,000 Restricted Stock Units (“RSU”). The fair value of the 300,000 shares of RSU was $360,000, which was calculated based on the stock price of $1.20 per share on March 21, 2016.  The RSU grants vested 25% on March 30, 2016; the remaining RSU grants will vest according to the following schedule: 25% on June 30, 2016, 25% on September 30, 2016 and 25% on December 31, 2016. During the three months ended March 31, 2016, the Company recorded $90,000 as stock-based compensation to the officers.

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

Note 18 - Subsequent Events

The Company has evaluated subsequent events that occurred subsequent to March 31, 2016, and through the date the consolidated financial statements were issued as of the date of the report. Management has concluded that no subsequent events required disclosure in these financial statements.

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

IKEA has strict standards and processes to choose and qualify its vendors and suppliers.  In order to be qualified as an IKEA supplier, a company must go through a review, inspection and approval process according to IKEA standards which include the supplier’s operating history, manufacturing facility and equipment,  production capacity, raw materials, employee benefits and work safety, environmental protection and compliance with laws and regulations, among other things.  Nova began the discussions with IKEA to become a supplier in 2012.  In order to expedite the qualification process with IKEA, we decided to incorporate a new company and construct a new facility/workshop in full compliance with IKEA's special requirements. Therefore, we incorporated Ding Nuo, built a manufacturing facility/workshop and leased it to Ding Nuo specifically for engaging in business with IKEA.  In early September 2014, Ding Nuo completed production of an initial purchase order from IKEA.  The purchase was made under a Contract Review Trading Area – Supplier.   IKEA finished installing a Purchase Agreement (the “PUA”) system into Nova’s computer system in early October 2014, so that IKEA is able to place future orders through the system for Nova to execute.   Ding Nuo has successfully fulfilled IKEA’s testing orders (in terms of timing, product quality, delivery and other requirements), and at IKEA’s request, completed test manufacturing of certain new styles and furniture for which demand is well-established, and we passed IKEA’s quality inspection.  IKEA has provided us with a yearly order plan and adjusted the yearly order plan to increase the volume in June and August of 2015. For the three months ended March 31, 2016, IKEA maintained the same order volume as August of 2015.  During the first quarter of 2016, IKEA’s research and development team introduced approximately ten SKUs (i.e., different product lines) to the Company’s research and development team.  The Company is currently in the process of preparing samples and discussing different construction and material details based on IKEA’s proposals.  We expect to launch production of between two to five different SKUs (i.e., different product lines) for IKEA during the second quarter of 2016.  We also expect IKEA to maintain or increase its order volume for the foreseeable future.

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

Nova Dongguan markets and sells our products in China to stores in our franchise network and to wholesalers and agents for domestic retailers and exporters. Nova Dongguan also provides the design expertise and facilities to manufacture our branded products and products for international markets under Original Design Manufacturer (“ODM”) and Original Equipment Manufacturer (“OEM”) agreements. Nova Macao is a trading company, importing, marketing and selling products designed and manufactured by Nova Dongguan and third party manufacturers for the U.S. and international markets. Nova Macao manages all aspects of Nova Dongguan’s export market. Diamond Bar markets and sells products manufactured by us and third party manufacturers under the Diamond Sofa brand to distributors and retailers principally in the U.S. market. Bright Swallow sells products manufactured by third party manufacturers through The Brick Limited which is principally in the Canadian market. Ding Nuo is primarily engaged in conducting business with IKEA. We added a factory in 2011 and completed construction of a new plant at our Nova Dongguan facilities in the second quarter of 2013 and the fourth quarter of 2015. The manufacturing capacity provided by these new plants will help Nova Dongguan maintain current and anticipated levels of production on pace with our anticipated expansion and increase in sales to China. We intend to meet our liquidity requirements, including capital expenditures related to the expansion of our manufacturing facilities at Nova Dongguan, purchase of raw materials and the expansion of our business, through cash flow provided by operations, our existing credit facilities, and any possible equity financing.

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

Accounts Receivable

Our policy is to maintain an allowance for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  We maintained an allowance for bad debt of $458,959 and $484,936 as of March 31, 2016 and December 31, 2015, respectively.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault.  As alternatives for the product return option, the customers have options of asking a discount from us for the products with quality issues or receiving replacement parts from us at no cost. The amount for return of products, the discount provided to the customers and cost for the replacement parts were immaterial for the three months ended March 31, 2016 and 2015.

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

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Presentation of Financial Statements — Going Concern. This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. We do not anticipate that this adoption will have a significant impact on our consolidated financial position, results of operations, or cash flows.

The FASB has issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. We are in the process of evaluating the impact of adoption of this guidance on the consolidated financial statements.

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

On March 17, 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which provides guidance on assessing whether an entity is a principal or an agent in a revenue transaction and whether an entity reports revenue on a gross or net basis. On April 14, 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, which provides guidance on identifying performance obligations and accounting for licenses of intellectual property. The effective date and transition requirements for ASU No. 2016-08 and ASU No. 2016-10 are the same as the effective date and transition requirements of ASU No. 2014-09. We are evaluating the effect that ASU No. 2016-08 and ASU No. 2016-10 will have on our consolidated financial statements and related disclosures.

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 31, 2016, and interim periods within those annual periods. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. We are evaluating the effect that ASU No. 2016-09 will have on our consolidated financial statements and related disclosures.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

The following table sets forth the results of our operations for the three months ended March 31, 2016 and 2015. Certain columns may not add due to rounding.

	Three Months Ended March 31,
	2016		2015
	$	% of Sales	$	% of Sales
Net sales	27,084,087		22,032,478
Cost of sales	(22,941,273)	85%	(17,960,447)	82%
Gross profit	4,142,814	15%	4,072,031	18%
Operating expenses	(3,756,298)	14%	(3,176,744)	14%
Income from operations	386,516	1%	895,287	4%
Other (expenses) income, net	(162,154)	1%	925,785	4%
Income tax expense	(127,233)	-%	(196,209)	1%
Net income	97,129	-%	1,624,863	7%

Net Sales

Net sales for the three months ended March 31, 2016, were $27.08 million, an increase of 23% from $22.03 million in the same period of 2015; this increase in net sales resulted primarily from a 7% increase in sales volume coupled with a 15% increase in average selling price.  Our subsidiary Ding Nuo, which was formed in October 2013, contributed $1.72 million to sales for the three months ended March 31, 2016, compared to $1.22 million in the same period of 2015. Our largest selling product categories in the three months ended March 31, 2016 and 2015 were sofas, cabinets and dining tables, which accounted for approximately 50%, 15% and 10% of sales, respectively, for the three months ended March 31, 2016; and 40%, 14% and 13% of sales, respectively, for the three months ended March 31, 2015.

Of the $5.05 million increase in net sales in the three months ended March 31, 2016, compared to the same period of 2015, $4.20 million was attributable to sales in markets other than China, principally as a result of increased sales in North America. North American sales increased 14% to $17.22 million in the three months ended March 31, 2016, compared to $15.12 million in the same period of 2015, as we aggressively expanded sales to the U.S. and Canadian markets and continued to integrate the operations of Bright Swallow.  As part of our gradual change in sales and marketing strategy launched in 2012, we increased marketing efforts in the U.S. markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Europe were $3.90 million in the three months ended March 31, 2016, an increase of 61% from $2.42 million in the same period of 2015, primarily as a result of the improving European economy. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. Sales to Australia increased to $0.77 million in the three months ended March 31, 2016, compared to $0.03 million in the same period of 2015, primarily due to the increase in sales order from customers in that region. Sales to Asia, excluding China and Hong Kong, decreased 32% to $0.45 million in the three months ended March 31, 2016, compared to $0.67 million in the same period of 2015, primarily due to the decrease of sales orders from our major customers in Asia. In China, we generated internet sales in the amount of $0.27 million, comparing with $0 in the same period of 2015.

Sales to China, which included sales to franchisees in addition to wholesalers and agents to domestic retail stores and distributors for the export market, accounted for 17% of sales in the three months ended March 31, 2016, which had approximately the same percentage as in the same period of 2015. Sales to franchisees selling our branded products in China contributed approximately $0.06 million or 1% of our total China sales in the three months ended March 31, 2016, compared to $0.40 million or 11% in the same period of 2015. We are currently in the process of adopting new image standards as well as product lines for our franchise operations that will take time to develop.  First, through our production line, we intend to produce some products made from marble material. Second, we intend to import a range of additional products from the U.S. or Europe. We also intend to enrich our product lines to include a bedroom series, which would include beds, bed side tables, mattresses (which could be imported or purchased in China) and bedding sets including bed sheets, pillowcases, quilt covers, and other items (which can be purchased within China). Overall sales to China increased 23% to $4.62 million in the three months ended March 31, 2016 compared to $3.77 million in the same period of 2015 as a result of increased sales from our subsidiary, Ding Nuo, to IKEA.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 28% to $22.94 million in the three months ended March 31, 2016, compared to $17.96 million in the same period of 2015, due primarily to an increase in purchases of products from third party manufacturers. Cost of sales for products that we manufactured was $4.08 million in the three months ended March 31, 2016, a 1% increase from $4.05 million in the same period of 2015, primarily as a result of a slight increase in the volume of our products manufactured by Nova Dongguan, arising from increased sales orders from our wholesalers and agents for domestic Chinese retailers.  Material costs, labor costs and related overhead accounted for 77%, 14% and 9% of the cost of sales for such products in the three months ended March 31, 2016, compared to 67%, 23% and 10% in the same period of 2015, respectively. The cost of products purchased from third party manufacturers increased 36% to $18.86 million in the three months ended March 31, 2016, from $13.91 million in the same period of 2015. The increase of products purchased from third party manufacturers is primarily due to increased sales orders, particularly since Diamond Bar and Nova Macao are furniture wholesale companies, meaning that nearly all of their inventories are purchased from outside manufacturers. Cost of sales as a percentage of sales increased to 85% in the three months ended March 31, 2016, compared to 82% in the same period of 2015. The increase in cost of sales as a percentage of sales from the three months ended March 31, 2016 compared to the same period during 2015 resulted primarily from increased cost of products purchased from third party manufacturers.

Gross Profit

Gross profit increased 1.74% to $4.14 million in the three months ended March 31, 2016, compared to $4.07 million in the same period of 2015. The increase in gross profit resulted primarily from an increase in net sales. Our gross profit margin decreased to 15% in the three months ended March 31, 2016, compared to 18% in the same period of 2015. The decrease in gross profit margin resulted primarily from increased cost of sales as a percentage of net sales, which was due primarily to an increased cost of products purchased from third parties, namely, our suppliers increased their sales prices which resulted in higher purchase prices charged to us for these products; in addition, we attracted more sales orders from certain big trading company customers by lowering the sales price to them.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development expenses. Operating expenses were $3.76 million in the three months ended March 31, 2016, compared to $3.18 million in the same period of 2015. Selling expenses increased 48% to $1.88 million in the three months ended March 31, 2016, from $1.27 million in the same period of 2015, due primarily to increased sales and marketing expense. General and administrative expense decreased slightly 2% to $1.88 million in the three months ended March 31, 2016, from $1.91 million in the same period of 2015.

Other Income (Expenses), Net

Other expenses, net was $162,154 in the three months ended March 31, 2016, compared with other income, net, of $925,785 in the same period of 2015, meaning a decrease in other income of $1.09 million. The decrease in other income was due primarily to a change in fair value of warrant liability which was decreased to $0 in the three months ended March 31, 2016 from $972,645 as income in the same period of 2015, following the termination and surrender of the underlying warrants in May 2015. Change in the fair value of warrant liability is the amount of total fair value gains or losses relating to warrant liabilities held during and at the reporting date. The primary factor that caused material changes in the fair value of the warrant liability is our stock price.

Income Tax Expense

Income tax expense was $127,233 in the three months ended March 31, 2016, compared with $196,209 in the same period of 2015.   The decrease in income tax expense was mainly due to decreased taxable income.

Net Income

Net income was $0.10 million in the three months ended March 31, 2016, a decrease of 94% from $1.62 million of net income for the same period of 2015. This decrease was mainly due to no gain on the change in the fair value of warrant liability in the three months ended March 31, 2016 from $0.97 million income in the same period of 2015, and an increased cost of sales by 28% for the three months ended March 31, 2016, compared to the same period of 2015, primarily as a result of increased purchases of products from third party manufacturers. Our net profit margin was 0.36% in the three months ended March 31, 2016, a decrease of 88% from 3% for the same period of 2015 after excluding the income on change in fair value of warrant liability of $972,645.

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

We had net working capital of $50,078,605 at March 31, 2016, an increase of $1,450,731 from net working capital of $48,627,874 at December 31, 2015. The ratio of current assets to current liabilities was 3.51-to-1 at March 31, 2016.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2016 and 2015:

	2016	2015
Cash (used in) provided by:
Operating activities	$(522,964)	$(86,883)
Investing activities	(44,777)	(627,548)
Financing activities	637,230	786,431

Net cash used in operating activities was $0.52 million in the three months ended March 31, 2016, an increase of cash outflow of $0.43 million from $0.09 million of cash used in operating activities in the same period of 2015. The increase in cash outflow was attributable primarily to decreased net income of $0.10 million for the three months ended March 31, 2016, compared to $1.62 million in the same period of 2015 and increased cash outflow of $0.69 million for payment for accrued expenses and other payables, compared with $0.59 million outflow in the same period of 2015. Also, our cash outflow for advance payments to suppliers was $6.74 million during the three months ended March 31, 2016, compared to $2.23 million inflow in the same period of 2015 due to prepayment for inventory purchase for a new and large sales order received, despite cash inflow from accounts receivable of $1.87 million for the three months ended March 31, 2016, compared with cash inflow of $0.40 million in the same period of 2015 resulting from improved timely collection on accounts receivable, cash inflow from inventories of $0.69 million during the three months ended March 31, 2016, compared with cash outflow of $2.27 million in the same period of 2015, and cash inflow from accounts payable of $2.37 million in the three months ended March 31, 2016, compared with cash outflow of $1.67 million in the same period of 2015.

Net cash used in investing activities was $0.04 million in the three months ended March 31, 2016, a decrease of cash outflow of $0.59 million from $0.63 million in the same period of 2015. In the three months ended March 31, 2016, we paid $0.04 million for the acquisition of property and equipment. In the same period of 2015, we paid government levies of $0.19 million in relation to acquisition of land use rights, $0.32 million for acquisition of property and equipment, and $0.11 million for construction in progress for our website and mobile application designs.

Net cash provided by financing activities was $0.64 million in the three months ended March 31, 2016, a decrease of $0.15 million from cash inflow of $0.79 million in the same period of 2015. In the three months ended March 31, 2016, we repaid $10.25 million for bank loans, but borrowed $10.88 million from bank loans.  In the same period of 2015, we repaid $8.52 million for bank loans, but borrowed $9.31 million from bank loans.

As of March 31, 2016, we had gross accounts receivable of $49,116,071, of which $34,627,389 was not yet past due, $13,979,097 was less than 90 days past due, and $509,585 was over 90 days but within 180 days past due. We had an allowance for bad debt of $458,959 for accounts receivable. As of May 6, 2016, $5,741,298 accounts receivable outstanding at March 31, 2016 had been collected.

As of May 6, 2016, $27,595,136, or 54.2%, of gross accounts receivable outstanding at December 31, 2015 had been collected. Of the remaining $23,341,465, $10,875,693 was not yet past due, $12,436,545 was less than 90 days past due, and $29,227 was over 90 days but within 180 days past due.

As of March 31, 2016, the annualized accounts receivable turnover rate was 2.19 compared with 2.06 as of March 31, 2015. The increase of accounts receivable turnover rate was due to the Company’s increased effort and manpower on monitoring the accounts receivable in order to improve the collection.  Accordingly, the days sales outstanding (annualized) was 167 days at March 31, 2016, compared to 177 days at March 31, 2015.

The inventory turnover rate was 18.68 at March 31, 2016, compared with 15.15 at March 31, 2015.  The increase of inventory turnover rate was due to the sales volume increase of 7% in the three months ended March 31, 2016, compared with the same period of 2015.

To attract franchisees to our new franchise network in 2010, we granted new store operators a payment term of 90 days for accounts receivable. We have a short history of collections with franchisees, but based on subsequent collections, we expect full payment. Our management assesses the financial position, credit quality, credit history and other factors such as current market conditions before entering into product franchise agreements with new store operators to help ensure each franchisee’s ability to make payment in a timely manner. We retain the right to review and assess the performance of franchisees annually under the product franchise agreement, enabling our termination of franchises that fail to meet certain performance targets or make payments on product orders. Our product franchise agreement required payment in full before delivery for most franchise customers, but provided 60 – 120 day credit terms to certain major and long-term customers.  Beginning in 2014, we extended payment terms of up to 180 days for our customers in the PRC in order to attract more sales.

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

Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.25% and maturity on June 1, 2015. On June 8, 2015, the bank extended and modified the terms of the loan agreement to extend the line of credit up to a maximum of $6,000,000 until July 31, 2015 and $5,000,000 thereafter with an annual interest rate of 4.25% and maturity on September 1, 2015 (the term of which the bank allowed to extend until the renewal described in the following sentence while the bank conducted its own audit associated therewith). On September 28, 2015, Diamond Bar extended the line of credit up to a maximum of $6,000,000 with annual interest of 3.75% (4% from December 17, 2015) and maturity on June 1, 2017. On January 20, 2016, Diamond Bar increased the line of credit up to a maximum of $8,000,000 with annual interest of 3.5%.  The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of March 31, 2016 and December 31, 2015, Diamond Bar had $5,974,936 and $5,659,357 outstanding on the line of credit, respectively. During the three months ended March 31, 2016 and 2015, we recorded interest expense of $52,706 and $47,963, respectively. As of March 31, 2016, we had $2,025,064 available for borrowing without violating any covenants.

The Diamond Bar loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $10 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iii) the pre-tax income must be not less than 1.000% of total revenue quarterly; and (iv) maintain a current ratio in excess of 1.250 to 1.000. As of March 31, 2016, Diamond Bar was in compliance with the stated covenants.  In addition, the loan agreement provides for a cross default provision whereby an event of default on this loan will cause the Nova Macao loan, which is described below, to also be in default, as both loans are from the same lender.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,095,400 (RMB 20 million) with maturity on April 24, 2015.  On November 20, 2014, we paid off the line of credit and entered into a new agreement with a reduced line of credit of up to $1,547,700 (RMB 10 million) with a maturity on May 19, 2015. On May 5, 2015, Nova Dongguan extended the line of credit of $541,695 (RMB 3.5 million) and $1,006,005 (RMB 6.5 million) with maturities on September 6, 2015 and October 18, 2015, respectively. On September 21, 2015, Nova Dongguan paid off the lines of credit and entered into a new agreement with an increased line of credit of up to $3,095,400 (RMB 20 million) for a period up to September 20, 2018.  As of March 31, 2016 and December 31, 2015, Nova Dongguan had $3,095,400 (RMB 20.0 million) and $2,756,560 (RMB 17.9 million) outstanding, respectively.  The loan of $1,996,533 (RMB 12.9 million) currently bears monthly interest of 0.47533% and requires monthly payment of the interest.  The loan is due for repayment on September 24, 2016. On November 10, 2015, we borrowed an additional $773,850 (RMB 5.0 million), which bore monthly interest of 0.47125% and requires monthly payment of the interest with maturity date on November 9, 2016. On January 26, 2016, Nova Dongguan borrowed an additional $325,017 (RMB 2.1 million), which bore monthly interest of 0.47125% and requires monthly payment of the interest with maturity date on January 25, 2017. The loans are secured by the buildings of Nova Dongguan and are guaranteed by our CEO. During the three months ended March 31, 2016 and 2015, we recorded interest expense of $42,771 and $27,370, respectively, related to the applicable line of credit agreements. As of March 31, 2016, we had $0 available for borrowing without violating any covenants.

On January 22, 2015, Nova Macao renewed a line of credit, with an annual interest rate of 4.25% and principal of up to $6,500,000, with a commercial bank in Hong Kong to extend the maturity date to January 29, 2016. On February 16, 2016, Nova Macao extended the maturity date of line of credit to January 31, 2017, with an annual interest rate of 4% and principal of up to $6,500,000. The loan requires monthly payment of interest and that the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance and is guaranteed by Nova LifeStyle and Diamond Bar. As of March 31, 2016 and December 31, 2015, Nova Macao had $1,848,000 outstanding on the line of credit. During the three months ended March 31, 2016 and 2015, we paid interest of $19,728 and $19,635, respectively. As of March 31, 2016, we had $4,652,000 available for borrowing without violating any covenants.

The Nova Macao loan has the following covenants: (i) total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $6,500,000, (b) insurance claim limits and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible accounts receivable are insured buyers by Sinosure assigned to the bank and within established insurance limit; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount shall be settled within 7 days by Nova Macao. As of March 31, 2016, Nova Macao was in compliance with the stated covenants.

Shelf Registration; Resale Registration Statement

On February 20, 2014, we filed a shelf registration statement on Form S-3 under which we may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000.  The shelf registration statement was declared effective as of March 7, 2014 and expires on March 6, 2017.  As noted above, the shares and warrants issued by us under the registered direct offerings completed in April 2014 and May 2015, were registered on takedowns under the shelf registration.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective as of such date as identified in our internal control over financial reporting below.

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

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2016, based upon the updated framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 and updated in May 2013.  Based on this assessment, our management concluded that, as of March 31, 2016, there is a material weakness in our internal control over financial reporting.  Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

We have taken, and are taking, certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We plan to hire additional credentialed professional staff and consulting professionals with greater knowledge and experience of U.S. GAAP and related regulatory requirements to oversee our financial reporting process in order to ensure our compliance with U.S. GAAP and other relevant securities laws. For example, we have interviewed several candidates for a Vice President of Finance position and we are still in the process of searching for an acceptable candidate. In addition, we provided additional training to our accounting personnel on U.S. GAAP, and other regulatory requirements regarding the preparation of financial statements in 2015. Until such time as we hire qualified accounting personnel with the requisite U.S. GAAP knowledge and experience and train our current accounting personnel, we have engaged an outside CPA with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP. In addition to the above stated remediation plan we previously engaged an outside Sarbanes-Oxley Act consultant in March 2012 to assist us with improving the design and operations of our internal controls over financial reporting for our U.S. parent company and all subsidiaries.

We believe the measures described above will remediate the material weakness identified above. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures are necessary to address control any future deficiencies.

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NOVA LIFESTYLE, INC.
(Registrant)
Date: May 16, 2016	By:	/s/ Ya Ming Wong
Ya Ming Wong Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2016		/s/ Yuen Ching Ho
Yuen Ching Ho Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith
‡ Furnished herewith