Form 10-Q
period 2016-06-30
Nova Lifestyle, Inc.
filed 2016-08-12
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 011-36259

NOVA LIFESTYLE, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6565 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,121,358 shares of common stock outstanding as of August 10, 2016.

Nova Lifestyle, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$649,430	$988,029
Accounts receivable, net	49,870,406	50,451,665
Advance to suppliers	14,957,311	7,958,870
Inventories	5,339,201	5,254,029
Prepaid expenses and other receivables	1,207,200	1,180,452
Taxes receivable	22,685	--

Total Current Assets	72,046,233	65,833,045

Noncurrent Assets
Heritage and cultural assets	122,277	124,868
Plant, property and equipment, net	14,285,128	15,201,395
Lease deposit	93,177	94,235
Deposits for equipment and factory construction	102,822	143,758
Goodwill	218,606	218,606
Intangible assets, net	7,753,067	8,062,649
Deferred tax asset	61,754	69,451

Total Noncurrent Assets	22,636,831	23,914,962

Total Assets	$94,683,064	$89,748,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	June 30,	December 31,
	2016	2015
	(Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$13,010,524	$9,822,857
Line of credit	4,864,045	4,604,560
Advance from customers	1,185,425	187,359
Accrued liabilities and other payables	2,046,044	2,584,622
Taxes payable	--	5,773

Total Current Liabilities	21,106,038	17,205,171

Noncurrent Liabilities
Line of credit	6,331,066	5,659,357
Deferred rent payable	97,184	89,904
Income tax payable	6,936,254	6,801,893

Total Noncurrent Liabilities	13,364,504	12,551,154

Total Liabilities	34,470,542	29,756,325

Contingencies and Commitments

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 25,525,725 and 24,254,160 shares issued and outstanding; as of June 30, 2016 and December 31, 2015, respectively	25,526	24,254
Additional paid-in capital	32,892,308	31,761,983
Statutory reserves	6,241	6,241
Accumulated other comprehensive income	1,248,420	1,570,534
Retained earnings	26,040,027	26,628,670

Total Stockholders' Equity	60,212,522	59,991,682

Total Liabilities and Stockholders' Equity	$94,683,064	$89,748,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Net Sales	$51,052,266	$51,210,707	$23,968,179	$29,178,229

Cost of Sales	43,812,420	41,952,403	20,871,147	23,991,956

Gross Profit	7,239,846	9,258,304	3,097,032	5,186,273

Operating Expenses
Selling expenses	2,922,271	2,320,636	1,042,763	1,054,780
General and administrative expenses	4,422,328	4,281,517	2,545,538	2,370,629

Total Operating Expenses	7,344,599	6,602,153	3,588,301	3,425,409

(Loss) Income From Operations	(104,753)	2,656,151	(491,269)	1,760,864

Other Income (Expenses)
Non-operating income (expenses), net	25,864	25,155	45,646	(4,421)
Foreign exchange transaction gain	2,865	34,065	555	4,383
Loss on change in fair value and extinguishment of warrant liability	--	(749,452)	--	(1,722,097)
Interest expense	(232,941)	(190,520)	(117,838)	(99,610)
Financial expense	(55,923)	(30,537)	(26,344)	(15,329)

Total Other Expenses, Net	(260,135)	(911,289)	(97,981)	(1,837,074)

(Loss) Income Before Income Tax	(364,888)	1,744,862	(589,250)	(76,210)

Income Tax Expense	223,755	259,528	96,522	63,319

Net (Loss) Income	(588,643)	1,485,334	(685,772)	(139,529)

Other Comprehensive (Loss) Income
Foreign currency translation	(322,114)	13,553	(397,742)	82,211

Comprehensive (Loss) Income	$(910,757)	$1,498,887	$(1,083,514)	$(57,318)

Basic weighted average shares outstanding	24,622,887	21,456,546	24,911,803	21,995,008
Diluted weighted average shares outstanding	24,622,887	21,456,546	24,911,803	21,995,008

Basic net (loss) earnings per share	$(0.02)	$0.07	$(0.03)	$(0.01)
Diluted net (loss) earnings per share	$(0.02)	$0.07	$(0.03)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
Cash Flows From Operating Activities
Net (loss) income	$(588,643)	$1,485,334
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,009,514	933,786
Stock compensation expense	938,501	800,540
Change in fair value and extinguishment of warrant liability	--	749,452
Changes in bad debt allowance	(5,192)	37,698
Changes in operating assets and liabilities:
Accounts receivable	401,468	(3,252,276)
Advance to suppliers	(7,000,050)	1,789,622
Inventories	(143,053)	(3,718,252)
Other current assets	152,421	(933,145)
Accounts payable	3,284,234	(2,089,218)
Advance from customers	1,001,780	14,954
Accrued expenses and other payables	(516,041)	(138,425)
Deferred rent payable	9,287	419
Taxes payable	210,905	197,499

Net Cash Used in Operating Activities	(1,244,869)	(4,122,012)

Cash Flows From Investing Activities
Payment for land compensation fee and occupancy tax	--	(193,501)
Payment for land cultivated and reclamation fees	(35,965)	--
Purchase of property and equipment	(49,306)	(423,020)
Deposits for equipment	--	(46,144)
Construction in progress	--	(400,639)

Net Cash Used in Investing Activities	(85,271)	(1,063,304)

Cash Flows From Financing Activities
Proceeds from line of credit and bank loan	20,079,652	20,023,719
Repayment to line of credit and bank loan	(19,086,365)	(18,377,798)
Proceeds from equity financing, net of expenses of $355,000	--	3,645,002

Net Cash Provided by Financing Activities	$993,287	$5,290,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
Effect of Exchange Rate Changes on
Cash and Cash Equivalents	$(1,746)	$(166)

Net (decrease) increase in cash and cash equivalents	(338,599)	105,441

Cash and cash equivalents, beginning of period	988,029	1,244,308

Cash and cash equivalents, ending of period	$649,430	$1,349,749

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
Income tax payments	$7,200	$62,000
Interest expense	$230,832	$146,783

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Deposit on plant construction and website design transfer to construction in progress	$--	$862,726
Issuance of common stock in exchange of surrender and termination of warrants	$--	$2,212,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

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

The interim condensed consolidated financial information as of June 30, 2016 and for the six and three month periods ended June 30, 2016 and 2015 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, previously filed with the SEC on March 28, 2016 (the “2015 Form 10-K”).

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of June 30, 2016, its interim condensed consolidated results of operations and cash flows for the six and three month periods ended June 30, 2016 and 2015, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to, the allowance for bad debt, valuation of inventories, unrecognized tax benefits, valuation allowance for deferred tax assets, assumptions used in assessing impairment of long-lived assets and goodwill and fair value of warrant derivative liability. Actual results could differ from those estimates. Further information regarding significant estimates can be found in the 2015 Form 10-K.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the two-step goodwill impairment test for Diamond Bar reporting unit.  Accordingly, as of June 30, 2016 and December 31, 2015, the Company concluded there was no impairment of goodwill of Diamond Bar.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company recorded $478,115 and $484,936 as allowance for bad debt as of June 30, 2016 and December 31, 2015, respectively.

Inventories

Inventories are stated at the lower of cost or market value with cost determined on a weighted-average basis. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company did not record any write-downs of inventory at June 30, 2016 and December 31, 2015.

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

Based on its review, the Company believes that, as of June 30, 2016 and December 31, 2015, there was no significant impairment of its long-lived assets.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense was $468,812 and $475,773 for the six months ended June 30, 2016 and 2015, respectively; $260,488 and $302,914 for the three months ended June 30, 2016 and 2015, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision.  The actual effective tax rate of -61.33% for the six months ended June 30, 2016 differs from the U.S. federal statutory tax rate, primarily as a result of tax liability reserves from uncertain tax positions offset by a tax benefit from the tax-exemption status of Nova Macau.

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

During the six months ended June 30, 2016 and 2015, the Company recorded income tax expense of approximately $224,000 and $260,000, respectively. During the three months ended June 30, 2016 and 2015, the Company recorded income tax expense of approximately $97,000 and $64,000, respectively.

As of June 30, 2016, unrecognized tax benefits were approximately $4.8 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $4.8 million as of June 30, 2016. As of June 30, 2015, unrecognized tax benefits were approximately $5.2 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $5.2 million as of June 30, 2015.

A reconciliation of the January 1, 2016, through June 30, 2016, amount of unrecognized tax benefits excluding interest and penalties ("Gross UTB") is as follows:

Gross UTB
Beginning Balance – January 1, 2016	$4,889,561
Increase in unrecorded tax benefits taken in the six months ended June 30, 2016	831
Exchange rate adjustment - 2016	(100,628)
Ending Balance – June 30, 2016	$4,789,764

At June 30, 2016, the Company had cumulatively accrued approximately $2,146,000 for estimated interest and penalties related to unrecognized tax benefits. At December 31, 2015, the Company had cumulatively accrued approximately $1,913,000 for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense, which totaled approximately $232,000 and $225,000 for the six months ended June 30, 2016 and 2015, respectively; and totaled approximately $117,000 and $113,000 for the three months ended June 30, 2016 and 2015, respectively. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

For the six months ended June 30, 2016 and 2015, the Company did not record unrecognized tax benefits related to transfer pricing adjustments between Dongguan and Macau since the intercompany sales between the two entities appears to comply with reasonable arm’s length principles.

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

The Company’s sales policy allows for the return of product within the warranty period if the product is defective and the defects are the Company’s fault.  As alternatives for the product return option, the customers have options of asking a discount from the Company for the products with quality issues or receiving replacement parts from the Company at no cost. The amount for return of products, the discount provided to the Company’s customers and the cost for replacement parts were immaterial for the six and three months ended June 30, 2016 and 2015.

Franchise Arrangements

In 2010, the Company began entering into area product franchise agreements with franchisees who operate specialty furniture stores carrying only Nova-branded products. The product franchise agreement provides for the franchisee to retail Nova-brand furniture products for a period of one year from the date of the agreement. The franchisee is required to pay a deposit of RMB 30,000 at the signing of the agreement, which is used as payment for future purchases and is deferred on the Company’s balance sheet as a customer deposit. The franchisee is required to guarantee a minimum purchase amount from the Company during the contract period. The Company has the right to terminate the agreement should the franchisee fail to meet the minimum purchase amount. The Company provides the franchisee with store images and designs, signage, floor plan product information and training. In addition, the Company will rebate a per square meter subsidy to the franchisee for the store build-out within 12 months from the agreement date.  Under the program, the Company has established standard renovation amounts (the “Renovation Subsidy”) for various cities in China.  The franchisee is able to obtain, in the form of credits against purchase orders, percentages of the Renovation Subsidy applicable in the city in which the franchisee is located, as follows: 0% to 30% of the Renovation Subsidy applied to the first purchase order and 5% of each purchase order thereafter until the aggregate of all credits equals 100% of the Renovation Subsidy, or 12 months from the date of the franchise agreement, whichever occurs first. In accordance with ASC 605-50, as the Company does not receive an identifiable benefit from these rebates, the rebates are recorded as a reduction of revenue on sales to the franchisees.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead that are directly attributable to the production of the products. Write-down of inventory to the lower of cost or market value is also recorded in the cost of sales.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the six months ended June 30, 2016 and 2015, shipping and handling costs were $237,535 and $300,905, respectively; during the three months ended June 30, 2016 and 2015, shipping and handling costs were $120,365 and $173,724, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense was $1,316,199 and $740,635 for the six months ended June 30, 2016 and 2015, respectively; and $179,882 and $208,330 for the three months ended June 30, 2016 and 2015, respectively.

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

Earnings per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

The following table presents a reconciliation of basic and diluted earnings per share for the six and three months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015

Net (loss) income	$(588,643)	$1,485,334	$(685,772)	$(139,529)

Weighted average shares outstanding – basic	24,622,887	21,456,546	24,911,803	21,995,008
Effect of dilutive securities:
Unexercised warrants	-	-	-	-
Weighted average shares outstanding – diluted	24,622,887	21,456,546	24,911,803	21,995,008

(Loss) Earnings per share – basic	$(0.02)	$0.07	$(0.03)	$(0.01)
(Loss) Earnings per share – diluted	$(0.02)	$0.07	$(0.03)	$(0.01)

At June 30, 2016 and December 31, 2015, warrants to purchase 2,050,001 shares of common stock were outstanding and exercisable.  For the six months ended June 30, 2016 and 2015, 2,050,001 and 2,059,243 shares purchasable under warrants were excluded from EPS, respectively, as their effects were anti-dilutive. For the three months ended June 30, 2016 and 2015, 2,050,001 and 2,059,243 shares purchasable under warrants were excluded from EPS, respectively, as their effects were anti-dilutive.  For all the periods presented, the unvested restricted stock were anti-dilutive.

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

A customer accounted for 10% of the Company’s sales for the six and three months ended June 30, 2016. No customer accounted for 10% or more of the Company’s sales for the six and three months ended June 30, 2015.

The Company purchased its products from four major vendors during the six months ended June 30, 2016, and from three major vendors during the six months ended June 30, 2015, accounting for a total of 69% (21%, 18%, 16% and 14% for each) and 54% (27%, 16% and 11% for each) of the Company’s purchases, respectively. Four vendors accounted for 70% (20%, 17%, 17% and 16%, respectively) of the purchases during the three months ended June 30, 2016 and four major vendors for 60% (21% 15% 12% and 12% for each) during the three months ended June 30, 2015. Accounts payable to these vendors were $7,936,038 and $4,294,228 as of June 30, 2016 and December 31, 2015, respectively.

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

Fair Value of Financial Instruments

Some of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued liabilities and short-term debt, have carrying amounts that approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

·	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

·
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

·	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815, “Derivatives and Hedging.”

The carrying value of cash, accounts receivable, advance to suppliers, other receivables, accounts payable, line of credit, advance from customers, other payables and accrued liabilities approximate estimated fair values because of their short maturities.  The estimated fair value of the long-term lines of credit approximated the carrying amount as of June 30, 2016, as the interest rates are considered as approximate to the current rate for comparable loans at the respective balance sheet dates.

The carrying value of the warrant liability is determined using the Binomial Lattice option pricing model as described in Note 14. Certain assumptions used in the calculation of the warrant liability represent Level-3 unobservable inputs. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of June 30, 2016.

The following table summarizes the activity of Level 3 inputs measured on a recurring basis:

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)

	Six Months Ended June 30,
	2016	2015

Balance at January 1	$-	$1,465,019
Adjustment resulting from change in fair value (a) and extinguishment of warrants recognized in earnings	-	749,452
1,053,670 common shares issued in exchange of surrender of 1,053,670 warrants		(2,212,707)
Balance at June 30	$-	$1,764

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

The RMB to USD exchange rates in effect as of June 30, 2016 and December 31, 2015, were RMB6.6312 = USD$1.00 and RMB6.4936 = USD$1.00, respectively. The weighted-average RMB to USD exchange rates in effect for the six months ended June 30, 2016 and 2015, were RMB6.5303= USD$1.00 and RMB6.1288= USD$1.00, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of the People’s Republic of China.

Comprehensive Income

The Company follows FASB ASC 220 “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the consolidated statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six and three months ended June 30, 2016 and 2015 included net income and foreign currency translation adjustments.

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

In July 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

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

In May 2014, the FASB issued No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. The Company is evaluating the effect that these ASUs will have on its consolidated financial statements and related disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

Note 3 - Inventories

As of June 30, 2016 and December 31, 2015, inventories consisted of the following:

	June 30, 2016	December 31, 2015

Raw materials	$401,586	$311,751
Work in progress	1,422,596	1,753,090
Finished goods	3,515,019	3,189,188
	$5,339,201	$5,254,029

Note 4 - Advance to Suppliers

As of June 30, 2016 and December 31, 2015, the Company had an advance to suppliers of $14,957,311 and $7,958,870, respectively. During the year ended December 31, 2014, the Company made certain advance payments to one of its suppliers totaling $5,000,000 to secure a favorable pricing structure on purchase orders submitted. As a result of production delays, on July 1, 2014, the Company entered into an agreement with this supplier to charge interest on these advances at an annual rate of 4.75% with maturity on March 31, 2015, interest to be paid monthly. Shipments received from the supplier were to be credited against the advance payments.  The supplier had the option to repay the short-term advances for any product that it would not be able to deliver at any time. Initial shipments against these purchase orders were received by the Company in July 2014. The advance was paid in full on January 21, 2015. During the six months ended June 30, 2016 and 2015 (prior to the date of payment in full), the supplier paid interest of $0 and $3,870 to the Company, respectively.

Note 5 - Heritage and Cultural Assets

As of June 30, 2016 and December 31, 2015, Nova Museum had heritage and cultural assets of $122,277 and $124,868, respectively, consisting principally of collectibles and antiques for exhibition. Depreciation is not required to be provided on heritage assets that have indefinite lives and no reduction in their value with the passage of time; however, the carrying amount of the heritage and cultural assets will be reviewed when there is evidence of impairment in accordance with ASC 360-10.

Note 6 - Plant, Property and Equipment, Net

As of June 30, 2016 and December 31, 2015, plant, property and equipment consisted of the following:

	June 30, 2016	December 31, 2015

Building and workshops	$12,420,402	$12,683,592
Computer and office equipment	675,308	678,868
Autos	978,374	999,106
Machinery	6,261,265	6,310,759
Decoration and renovation	1,067,424	1,087,711
Less: accumulated depreciation	(7,117,645)	(6,558,641)
	$14,285,128	$15,201,395

Depreciation expense was $701,892 and $692,069 for the six months ended June 30, 2016 and 2015, respectively; and $349,250 and $346,228 for the three months ended June 30, 2016 and 2015, respectively.

Note 7 - Deposits for Equipment and Factory Construction

At June 30, 2016 and December 31, 2015, deposits mainly consist of $102,822 and $143,758 for the deposit payment for the purchase of equipment and additional construction work on an existing plant at Nova Dongguan.

Note 8 - Intangible Assets

Intangible assets consist of land use rights, trademarks, customer relationships and the Company’s eCommerce platform. All land in the PRC is government-owned and the ownership cannot be sold to any individual or company. However, the government grants the user a right to use the land (“land use right”). The Company acquired the right to use land in Dongguan, Guangdong Province, China, in 2004 for $543,701 (RMB 3.6 million) for 50 years and is amortizing such rights on a straight-line basis for 50 years.

On February 28, 2012, the Company acquired another land use right for $512,728 (RMB 3.4 million) for 50 years and is amortizing such right on a straight-line basis for 50 years.

In 2015, the Company paid $893,236 (RMB 5.92 million) in levies to the Chinese government in relation to the land use right that was acquired on February 28, 2012.

On April 12, 2016, the Company paid $35,965 (RMB 0.23 million) to an asset management company for cultivated land reclamation fee for the land use right that was acquired on February 28, 2012.

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

Intangible assets consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Land use rights	$1,985,083	$1,990,979
eCommerce platform	1,208,200	1,208,200
Customer relationship	6,150,559	6,150,559
Trademarks	200,000	200,000
Less: accumulated amortization	(1,790,775)	(1,487,089)
	$7,753,067	$8,062,649

Amortization of intangible assets was $307,622 and $241,717 for the six months ended June 30, 2016 and 2015, respectively, and $153,886 and $120,868 for the three months ended June 30, 2016 and 2015, respectively. Annual amortization expense is expected to be approximately $569,866 over each of the next five years.

Note 9 - Prepaid Expenses and Other Receivables

Other current assets consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Prepaid expenses	$514,456	$526,016
Other receivables	692,744	654,436
Total	$1,207,200	$1,180,452

As of June 30, 2016, other receivables mainly represented VAT recoverable of approximately $487,600, a government grant receivable of approximately $75,400, a deposit paid to PayPal of approximately $54,000 and others of approximately $75,700. As of December 31, 2015, other receivables mainly represented VAT recoverable of approximately $485,000, government grant receivable of approximately $77,000, a deposit paid to PayPal of approximately $20,000 and amounts due from employees of approximately $28,000.

As of June 30, 2016, prepaid expenses included prepayments to furniture designers of approximately $73,800, consulting fees of approximately $168,600, insurance expenses of approximately $245,400 and other prepaid expenses of approximately $26,700. As of December 31, 2015, prepaid expenses included prepayments for marketing expense of approximately $338,900, consulting fees of approximately $47,800, insurance expenses of approximately $102,600, and other prepaid expenses of approximately $36,700.

Note 10 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Payables to contractors	$28,039	$182,631
Other payables	238,858	212,549
Salary payable	758,990	747,236
Financed insurance premiums	167,485	66,960
Accrued consulting fees	36,763	19,078
Accrued rents	120,308	135,673
Accrued commission	323,941	460,475
Accrued marketing expense	-	450,000
Accrued expenses, others	371,660	310,020

Total	$2,046,044	$2,584,622

As of June 30, 2016 and December 31, 2015, other accrued expenses mainly included legal and professional fees, transportation expenses and utilities.  Other payables represented interest, VAT and other tax payable.

Note 11 - Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.25% and maturity on June 1, 2015. On June 8, 2015, the bank extended and modified the terms of the loan agreement to extend the line of credit up to a maximum of $6,000,000 until July 31, 2015 and $5,000,000 thereafter with an annual interest rate of 4.25% and maturity on September 1, 2015 (the term of which the bank allowed to extend until the renewal described in the following sentence while the bank conducted its own audit associated therewith). On September 28, 2015, Diamond Bar extended the line of credit up to a maximum of $6,000,000 with annual interest of 3.75% (4% from December 17, 2015) and maturity on June 1, 2017. On January 20, 2016, Diamond Bar increased the line of credit up to a maximum of $8,000,000 with annual interest of 3.5%.  The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of June 30, 2016 and December 31, 2015, Diamond Bar had $6,331,066 and $5,659,357 outstanding on the line of credit, respectively.  During the six months ended June 30, 2016 and 2015, the Company recorded interest expense of $106,254 and $99,913, respectively; and $53,548 and $51,950 for the three months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, Diamond Bar had $1,668,934 available for borrowing without violating any covenants.

The Diamond Bar loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $10 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iii) the pre-tax income must be not less than 1.000% of total revenue quarterly; and (iv) maintain a current ratio in excess of 1.250 to 1.000. As of June 30, 2016, Diamond Bar was in compliance with the stated covenants.  In addition, the loan agreement provides for a cross default provision whereby an event of default on this loan will cause the Nova Macao loan, which is described below, to also be in default, as both loans are from the same lender.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,016,045 (RMB 20 million) with maturity on April 24, 2015.  On November 20, 2014, the Company paid off the line of credit and entered into a new agreement with a reduced line of credit of up to $1,508,023 (RMB 10 million) with a maturity on May 19, 2015.  On May 5, 2015, Nova Dongguan extended the line of credit of $527,808 (RMB 3.5 million) and $980,215 (RMB 6.5 million) with maturities on September 6, 2015 and October 18, 2015, respectively. On September 21, 2015, Nova Dongguan paid off the lines of credit and entered into a new agreement with an increased line of credit of up to $3,016,045 (RMB 20 million) for a period up to September 20, 2018. As of June 30, 2016 and December 31, 2015, Nova Dongguan had $3,016,045 (RMB 20.0 million) and $2,756,560 (RMB 17.9 million) outstanding, respectively. The loan of $1,945,349 (RMB 12.9 million) currently bears monthly interest of 0.47533% and requires monthly payment of the interest. The loan is due for repayment on September 24, 2016.  On November 10, 2015, Nova Dongguan borrowed an additional $754,011 (RMB 5.0 million), which bears monthly interest of 0.47125% and requires monthly payment of the interest with maturity date on November 9, 2016. On January 26, 2016, Nova Dongguan borrowed an additional $316,685 (RMB 2.1 million), which bears monthly interest of 0.47125% and requires monthly payment of the interest with maturity date on January 25, 2017. The loans are secured by the buildings of Nova Dongguan and are guaranteed by the Company’s CEO. During the six months ended June 30, 2016 and 2015, the Company recorded interest expense of $88,492 and $54,865, respectively; $45,721 and $27,495 for the three months ended June 30, 2016 and 2015, respectively, related to the applicable line of credit agreements. As of June 30, 2016, Nova Dongguan had $0 available for borrowing without violating any covenants.

On January 22, 2015, Nova Macao renewed a line of credit, with an annual interest rate of 4.25% and principal of up to $6,500,000, with a commercial bank in Hong Kong to extend the maturity date to January 29, 2016. On February 16, 2016, Nova Macao extended the maturity date of line of credit to January 31, 2017, with an annual interest rate of 4% and principal of up to $6,500,000. The loan requires monthly payment of interest and that the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance and is guaranteed by Nova LifeStyle and Diamond Bar. As of June 30, 2016 and December 31, 2015, Nova Macao had $1,848,000 outstanding on the line of credit. During the six months ended June 30, 2016 and 2015, the Company paid interest of $38,414 and $39,705, respectively; $18,686 and $20,070 for the three months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the Company had $4,652,000 available for borrowing without violating any covenants.

The Nova Macao loan has the following covenants: (i) total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $6,500,000, (b) the insurance claim limit and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible accounts receivable are insured buyers by Sinosure assigned to the bank and within established insurance limit; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount shall be settled within 7 days by Nova Macao. As of June 30, 2016, Nova Macao was in compliance with the stated covenants.

Note 12 - Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president. The lease is to be renewed at the beginning of each year. On March 7, 2016, the Company renewed the lease for an additional one year term. The lease was $32,916 for one year and only for use during two furniture exhibitions to be held between April 1, 2016 and March 31, 2017. During the six and three months ended June 30, 2016 and 2015, the Company paid rental amounts of $16,458, and are included in selling expenses.

Note 13 - Deferred Rent Payable

Deferred rent payable represented supplemental payments the Company must pay to the residents who originally lived on the land in Dongguan, Guangdong Province, China, to which the Company acquired land use rights for commercial use.

The Company is required to pay an annual management fee of RMB 1,500 ($226) per mu for a total 17.97 mu, or 11,977.42 square meters, from 2016 for 60 years for a total of approximately $317,000 (RMB 2.10 million). The payment will be made annually with a 5% increase every 5 years. The Company records such fees as expenses on a straight-line basis.

With respect to the supplemental payments the Company must pay the residents who originally lived on the land in Dongguan, Guangdong Province, China, as described in the first sentence of this Note 13, the Company is required to pay an annual amount at RMB 800 ($121) per mu for a total of 60 mu (or 40,000 square meters) starting from 2003 for 60 years for a total of approximately $774,000 (RMB 5.13 million). The payment increases 10% every 5 years. The Company records such expense on a straight-line basis.  During the six months ended June 30, 2016 and 2015, the Company recorded expense of $9,287 and $9,895, respectively. During the three months ended June 30, 2016 and 2015, the Company recorded expense of $4,643 and $4,955, respectively. As of June 30, 2016 and December 31, 2015, the Company had $97,184 and $89,904 of deferred rent payable, respectively.

Note 14 - Stockholders’ Equity

Warrants

Following is a summary of the warrant activity for the six months ended June 30, 2016:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2016	2,050,001	2.74	4.82
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at June 30, 2016	2,050,001	2.74	4.31
Exercisable at June 30, 2016	2,050,001	2.74	4.31

Shares issued to IR Firm

On July 1, 2014, the Company entered into a contract with an investor relations firm. The Company agreed to issue 100,000 shares of the Company’s common stock to the firm for 12 months of investor relation services.  The fair value of the 100,000 shares of common stock was $462,000; the fair value was calculated based on the stock price of $4.62 per share on July 1, 2014, and was amortized over the service term. During the six months ended June 30, 2016 and 2015, the Company amortized $0 and $231,000 as IR expenses, respectively. During the three months ended June 30, 2016 and 2015, the Company amortized $0 and $115,500 as IR expenses, respectively.

Shares and Warrants issued to Consultants

On July 1, 2013, the Company entered into a consulting agreement with a consulting firm in China for providing management M&A, business strategy and financing consultation services effective July 15, 2013. The Company agreed to issue 50,000 shares of the Company’s common stock to the firm for 12 months of consulting services starting on July 15, 2013. The Company also agreed to issue three-year warrants for the firm to purchase 50,000 shares of the Company’s common stock with an exercise price of $4 per share. Both the common stock and warrants were issued to the consultant or its designees within seven business days upon execution of the Agreement. The fair value of the 50,000 shares of common stock was $200,000 at July 1, 2013, and that amount was amortized over the service term.

The warrants issued to the consulting firm are exercisable for a fixed number of shares, and are classified as equity instruments. The Company accounted for the warrants issued based on the fair value method under ASC Topic 505, and the fair value of the warrants was calculated using the Black-Scholes model under the following assumptions: estimated life of three years, volatility of 353%, risk-free interest rate of 0.66% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. Because these equity-classified warrants are vested immediately and are non-forfeitable; based on ASC 505-50, the performance commitment had been reached at the grant date, and accordingly, the measurement date is the grant date.  The fair value of the warrants issued to the consulting firm at grant date was $194,989, and that amount was amortized over the service term in 2014.  The warrants expired on July 14, 2016.

On August 15, 2014, the Company entered into a consulting agreement with a consulting firm for general business advisory, marketing and administration, and business strategy consulting services effective on September 1, 2014. The Company agreed to issue 10,000 shares of common stock to the firm for 12 months of consulting services starting on September 1, 2014. The fair value of the 10,000 shares of common stock was $42,000, which was calculated based on the stock price of $4.20 per share on September 1, 2014, and was amortized over the service term.  During the six months ended June 30, 2016 and 2015, the Company amortized $0 and $21,000 as consulting expenses, respectively. During the three months ended June 30, 2016 and 2015, the Company recorded $0 and $10,500 each as warrants expense, respectively.

On December 1, 2014, the Company entered into a consulting agreement with a consulting firm for management consulting services effective on December 1, 2014. The Company agreed to issue 60,000 shares of the Company’s common stock to the firm for three years of consulting services. The shares will be issued according to the following vesting schedule set forth as follows: The initial 10,000 shares were required to be issued within 30 days upon signing of the agreement; for the remaining 50,000 shares, the Company will issue to the consultant 10,000 shares of common stock on or before each of June 1, 2015, December 1, 2015, June 1, 2016, December 1, 2016 and June 1, 2017. The Company or the consultant may terminate the agreement at any time by a 90 day written notice to the other party. The fair value of the 60,000 shares was $224,400, which was calculated based on the stock price of $3.74 per share on December 1, 2014 and will be amortized over the service term. During the six months ended June 30, 2016 and 2015, the Company amortized $37,400 and $37,400 as consulting expenses, respectively. During the three months ended June 30, 2016 and 2015, the Company amortized $18,700 and $34,907 as consulting expenses, respectively.

On March 1, 2015, the Company entered into a marketing agreement with a consultant for marketing and product promotion services effective on March 1, 2015. The Company agreed to grant the consultant $100,000 worth of shares of the Company’s common stock for 12 months of consulting services starting on March 1, 2015. The shares vested immediately on March 1, 2015. The share price was calculated as the average closing price per share for ten trading days immediately prior to the execution of the agreement and was amortized over the service term. On March 9, 2015, the Company issued 38,745 shares at an average price of $2.581 per share to the consultant. During the six months ended June 30, 2016 and 2015, the Company amortized $16,667 and $33,333 as consulting expenses, respectively. During the three months ended June 30, 2016 and 2015, the Company amortized $0 and $25,000 as consulting expenses, respectively.

On September 14, 2015, the Company entered into a business marketing advisory agreement with a consultant for marketing and general consulting services effective on August 15, 2015. The Company agreed to pay the consultant a monthly fee of $5,000 and also granted 18,348 shares of the Company’s common stock to the consultant for 12 months of services starting on August 15, 2015. Twenty-five percent (25%) of those shares vested on November 15, 2015, 25% on February 15, 2016, 25% on May 15, 2016 and the remaining 25% vest on August 15, 2016. The fair value of the 18,348 shares was $45,870, which was calculated based on the stock price of $2.50 per share on August 15, 2015 and will be amortized over the service term. During the six months ended June 30, 2016, the Company amortized $22,936 as consulting expenses. During the three months ended June 30, 2016, the Company amortized $11,468 as consulting expenses.

On February 1, 2016, the Company entered into a marketing agreement with a consultant for marketing development strategies and consulting services for 15 months. The Company agreed to grant the consultant 10,000 shares of the Company’s common stock per month, for a total commitment of 150,000 shares of common stock. The fair value of the 150,000 shares was $204,000, which was calculated based on the stock price of $1.36 per share on February 1, 2016, the date the agreement was executed, and will be amortized over the service term. During the six months ended June 30, 2016, the Company amortized $68,000 as consulting expenses. During the three months ended June 30, 2016, the Company amortized $40,800 as consulting expenses.

On February 1, 2016, the Company entered into an agreement with a consultant for E-Commerce consulting service with a term of 24 months. The Company agreed to grant the consultant 10,000 shares of the Company’s common stock a month, for a total commitment of 240,000 shares. Twelve and half percent (12.5%) of those shares vest on April 30, 2016, 12.5% on July 30, 2016, 12.5% on October 31, 2016, 12.5% on January 31, 2017, 12.5% on April 30, 2017, 12.5% on July 30, 2017, 12.5% on October 31, 2017 and the remaining 12.5% on January 31, 2018. The fair value of the 240,000 shares was $326,400, which was calculated based on the stock price of $1.36 per share on February 1, 2016, the date the agreement was executed, and will be amortized over the service term. During the six months ended June 30, 2016, the Company amortized $68,000 as consulting expenses. During the three months ended June 30, 2016, the Company amortized $40,800 as consulting expenses.

On February 1, 2016, the Company entered into a consulting agreement with a consultant for planning, coordinating and strategy implementation services for a term of 6 months. The Company agreed to grant the consultant $10,000 worth of shares of the Company’s common stock per month. During the six months ended June 30, 2016, 68,000 shares vested, based on the stock price of $1.34, $1.17, $1.00, $0.55 and $0.42 per share on February 29, 2016, March 31, 2016, April 30, 2016, May 31, 2016 and June 30, 2016, respectively. During the six months ended June 30, 2016, the Company amortized $50,000 as consulting expense. During the three months ended June 30, 2016, the Company amortized $30,000 as consulting expenses.

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

In addition, at the closing, the Company granted the placement agent or its designees warrants to purchase that number of shares of common stock of the Company equal to seven percent (7%) of the aggregate number of shares placed in the placement (the “Placement Agent Warrants”).  The Placement Agent Warrants had the same terms, including exercise price, anti-dilution and registration rights, as the warrants issued to the investors in the placement.  At the closing, the placement agent and its designees received Placement Agent Warrants to purchase up to 92,404 shares of common stock.

The Company estimated the fair value of its warrants as of June 30, 2015 using the Binomial option pricing model using the following assumptions:

	Series A Warrants	Series C Warrants	Placement Agent Warrants	Total
At June 30, 2015:
Market price of common stock ($)			1.87
Number of shares of common stock underlying the warrants			9,242	9,242
Exercise price ($)			8.48
Remaining contractual life (years):			2.79
Dividend yield:			–
Expected volatility:			69%
Risk-free interest rate:			1.01%
Fair value ($)			1,764	1,764

The Company recorded $749,452 and $1,722,097 as expense from change in fair value and extinguishment of the warrant liability for the six and three months ended June 30, 2015, respectively.

In connection with a Securities Purchase Agreement entered into on May 28, 2015, the Company issued 660,030 shares of common stock to the holders of the Company’s Series A Warrants in exchange for the termination and surrender of such warrants, 310,478 shares of the Company’s common stock was issued to the holders of the Company’s Series C Warrants in exchange for the surrender and termination of such warrants, and 92,404 shares of the Company’s common stock were issued to the placement agent of the Company’s Placement AgentWarrants in exchange for the surrender and termination of such warrants.  As of June 30, 2016, there were no warrants from the April 14, 2014 private placement outstanding.

Private Placement on May 28, 2015

On May 28, 2015, the Company entered into a Securities Purchase Agreement with certain purchasers (the “Purchasers”) pursuant to which the Company offered to the Purchasers, in a registered direct offering, an aggregate of 2,970,509 shares of common stock, par value $0.001 per share. Of these, 2,000,001 shares were sold to the Purchasers at a negotiated purchase price of $2.00 per share, for aggregate gross proceeds to the Company of $4,000,002, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. In accordance with the terms of the Purchase Agreement entered on April 14, 2014, the outstanding 2014 Series A Warrants were exchanged for 660,030 shares of common stock, and the outstanding 2014 Series C Warrants were exchanged for 310,478 shares of common stock.

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

Shares Issued to Independent Directors

In July 2014, the Company entered into restricted stock award agreements (under the 2014 Omnibus Long-Term Incentive Plan) with four independent directors of the Board. The Company agreed to grant 5,000 shares of the Company’s common stock to one independent director and 4,000 shares to each of three other of its independent directors with a grant date of July 9, 2014. The restricted period lapses as to 25% of the restricted stock on each of the three-month, six-month, nine-month and twelve-month anniversaries of the grant date. The fair value of these shares was $75,990, which was calculated based on the stock price of $4.47 per share on July 9, 2014. During the six months ended June 30, 2016 and 2015, the Company amortized $0 and $40,212 as directors’ stock compensation expenses, respectively. During the three months ended June 30, 2016 and 2015, the Company amortized $0 and $20,217 as directors’ stock compensation expenses, respectively.

In March 2015, the Company entered into restricted stock award agreements (under the 2014 Omnibus Long-Term Incentive Plan) with three independent directors of the Board. The Company agreed to grant 12,195 shares of the Company’s common stock to each of these independent directors with a grant date of March 24, 2015. The restricted period lapses as to 25% of the restricted stock on September 30, 2015, December 31, 2015, March 31, 2016 and June 30, 2016, subject to the director remaining in the continuous service of the Company or its affiliates on each applicable vesting date. The fair value of these shares was $119,999, which was calculated based on the stock price of $3.28 per share on March 24, 2015. During the six months ended June 30, 2016 and 2015, the Company amortized $26,959 and $32,548 as directors’ stock compensation expenses, respectively. During the three months ended June 30, 2016 and 2015, the Company amortized $0 and $32,548 as directors’ stock compensation expenses, respectively.

In May 2015, the Company entered into a restricted stock award agreement (under the 2014 Omnibus Long-Term Incentive Plan) with a new independent director. The Company agreed to grant 12,195 shares of the Company’s common stock to the new independent director with a grant date of May 19, 2015. The restricted period lapses as to 25% of the restricted stock on September 30, 2015, December 31, 2015, March 31, 2016 and June 30, 2016, subject to the director remaining in the continuous service of the Company or its affiliates on each applicable vesting date. The fair value of these shares was $38,292, which was calculated based on the stock price of $3.14 per share on May 19, 2015. During the six months ended June 30, 2016 and 2015, the Company amortized $14,478 and $9,547 as directors’ stock compensation expenses, respectively. During the three months ended June 30, 2016 and 2015, the Company amortized $4,826 and $9,547 as directors’ stock compensation expenses, respectively.

Shares Issued to Employees

On May 18, 2016, the Company entered into agreements with three designers for product design services for a term of 24 months. The Company agreed to grant each designer 240,000 shares of the Company’s common stock. Twenty five percent (25%) of those shares vest on May 31, 2016, 25% on December 18, 2016, 25% on June 18, 2017 and the remaining 25% on December 18, 2017. The fair value of these shares was $388,800, which was calculated based on the stock price of $0.54 per share on May 18, 2016, the date the agreement was executed, and will be amortized over the service term. During the six and three months ended June 30, 2016, the Company amortized $23,435 as stock compensation expenses.

On May 20, 2016, the Company entered into restricted stock award agreements (under the 2014 Omnibus Long-Term Incentive Plan) with the Company’s non-director employees for their hard work and dedication for the past years. The Company’s agreed to grant an aggregate 600,000 shares of the Company’s common stock to the Company’s employees on May 20, 2016. The shares were fully vested as of the grant date. The fair value of these shares was $366,000, which was calculated based on the stock price of $0.61 per share on May 20, 2016. During the six and three months ended June 30, 2016, the Company recorded $366,000 as stock compensation expenses.

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

At June 30, 2016 and December 31, 2015, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital. Nova Dongguan and Ding Nuo did not make any transfer to surplus reserves due to their accumulated deficit.

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

Note 16 - Geographical Sales

Geographical distribution of sales consisted of the following for the six and three months ended June 30, 2016 and 2015:

	For six months ended June 30,		For three months ended June 30,
Geographical Areas	2016	2015	2016	2015

China*	$8,842,211	$8,549,215	$4,227,131	$4,782,900
North America	30,010,043	35,403,369	12,786,668	20,284,862
Asia**	1,848,100	1,377,811	1,395,320	709,600
Europe	7,806,839	5,555,165	3,907,954	3,134,022
Australia	2,089,435	227,569	1,315,280	200,811
Hong Kong	296,695	47,207	277,012	41,532
Other countries	158,943	50,371	58,814	24,502
	$51,052,266	$51,210,707	$23,968,179	$29,178,229

* excluding Hong Kong
** excluding China

Note 17 - Commitments and Contingencies

Lease Commitments

On June 17, 2013, the Company entered into a lease agreement for office, warehouse, storage, and distribution space with a five year term, commencing on November 1, 2013 and expiring on October 31, 2018. The lease agreement also provides an option to extend the term for an additional six years. The monthly rental payment is $42,000 with an annual 3% increase.  The rent is recorded on a straight-line basis over the term of the lease.

On January 7, 2014, the Company entered into a sublease agreement with Diamond Bar for warehouse space with a five year term commencing on November 1, 2013 and expiring on October 31, 2018. The Company subleased a portion of its warehouse space to one of its customers with a one-year term commencing on December 1, 2013 and expiring on November 30, 2014. The Company renewed the contract for another one-year term on November 30, 2014. On October 1, 2015, the Company extended the contract for a one-year term with expiration on October 31, 2016. The sublease income was recorded against the rental expense. During the six months ended June 30, 2016 and 2015, the Company recorded $40,154 and $36,887 sublease income, respectively. During the three months ended June 30, 2016 and 2015, the Company recorded $20,077 and $19,187 sublease income, respectively.

On September 19, 2013, Bright Swallow entered into a lease agreement for office space in Hong Kong with a two year term, commencing on October 1, 2013 and expiring on September 30, 2015.  On September 15, 2015, Bright Swallow renewed the lease for another two year term, commencing on October 1, 2015 and expiring on September 30, 2017. The monthly rental payment is 20,000 Hong Kong Dollars ($2,578).

The Company has entered into several lease agreements for office and warehouse space in Commerce, California and showroom space in Las Vegas, Nevada and High Point, North Carolina on monthly or annual terms.

Total rental expense for the six months ended June 30, 2016 and 2015 was $329,490 and $335,935, respectively. Total rental expense for the three months ended June 30, 2016 and 2015 was $171,392 and $175,454, respectively. The rental expense is recorded on a straight-line basis over the term of the lease.

The total minimum future lease payments are as follows:

12 Months Ended June 30,	Amount
2017	$576,323
2018	569,483
2019	189,086
2020	-
2021	-
Thereafter	-
Total	$1,334,892

Employment Agreements

On May 3, 2013, the Company entered into an amended and restated employment agreement with Thanh H. Lam to serve as the Company’s president for a five-year term. The agreement provides for an annual salary of $80,000, a grant of 200,000 shares of the Company’s common stock and an annual bonus at the sole discretion of the Board. The 200,000 shares to be issued to Ms. Lam are subject to the terms of a stock award agreement. The first 50,000 shares of common stock were vested immediately, and the remaining shares vest at 50,000 shares per year for three years on each anniversary of the effective date of the stock award agreement. The fair value of the shares was based on the stock price of $3.82 per share on May 3, 2013. During the six months ended June 30, 2016 and 2015, the Company recorded $64,626 and $95,500, as stock-based compensation to Ms. Lam, respectively. During the three months ended June 30, 2016 and 2015, the Company recorded $16,876 and $47,750 as stock-based compensation to Ms. Lam, respectively.

On November 10, 2014, the Company’s Board of Directors ratified the 2015 annual compensation of the Company’s Chief Executive Officer, Chief Financial Officer and President as approved by the Company’s Compensation Committee, and, upon the recommendation of the Company’s Compensation Committee, approved the grant of Restricted Stock Units to the Company’s CEO, CFO and President.  The cash compensation for such officers remained the same as in 2014 ($100,000 for CEO, $80,000 for CFO and $80,000 for the President).  In addition, each of them received a grant of 46,403 Restricted Stock Units (“RSU”).  The fair value of the 46,403 shares of RSU was $200,000, which was calculated based on the stock price of $4.31 per share on October 27, 2014, the date the awards were determined by the Compensation Committee.  The RSU grants vested 25% on March 30, 2015, 25% on June 30, 2015, 25% on September 30, 2015 and 25% on December 31, 2015. During the six months ended June 30, 2016 and 2015, the Company recorded $0 and $300,000, respectively, as stock-based compensation to the officers. During the three months ended June 30, 2016 and 2015, the Company recorded $0 and $150,000 as stock-based compensation to the officers, respectively.

On March 25, 2015, the Company entered into one-year employment agreements, effective as of November 10, 2014, with Mr. Ya Ming (Jeffrey) Wong and Mr. Yuen Ching (Sammy) Ho to serve as the Company’s CEO and CFO, respectively. These agreements are in substantially the same form as the previous one-year employment agreements entered into on November 7, 2013 (which expired by their terms), and provide for annual salaries of $100,000 for Mr. Wong and $80,000 for Mr. Ho, and annual bonuses at the sole discretion of the Board of Directors.  The employment agreements also reflect the RSU grants described in the immediately preceding paragraph.

On March 21, 2016, the Company granted Restricted Stock Units to the Company’s CEO, CFO and President.  Each of them will receive a grant of 100,000 Restricted Stock Units (“RSU”). The fair value of the 300,000 shares of RSU was $360,000, which was calculated based on the stock price of $1.20 per share on March 21, 2016.  The RSU grants vested 25% on March 30, 2016 and 25% on June 30, 2016; the remaining RSU grants will vest according to the following schedule: 25% on September 30, 2016 and 25% on December 31, 2016. During the six and three months ended June 30, 2016, the Company recorded $180,000 and $90,000 as stock-based compensation to the officers, respectively.

On March 25, 2016, the Company entered into one-year employment agreements, effective as of November 11, 2015, with Mr. Ya Ming (Jeffrey) Wong and Mr. Yuen Ching (Sammy) Ho to serve as the Company’s CEO and CFO, respectively. These agreements are in substantially the same form as the previous one-year employment agreements entered into on March 25, 2015 (which expired by their terms), and provide for annual salaries of $100,000 for Mr. Wong and $80,000 for Mr. Ho, and annual bonuses at the sole discretion of the Board of Directors.  The employment agreements also reflect the RSU grants described in the immediately preceding paragraph.

Note 18 - Subsequent Events

The Company has evaluated subsequent events that occurred subsequent to June 30, 2016, and through the date the consolidated financial statements were issued as of the date of the report. Management has concluded that no subsequent events required disclosure in these financial statements.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” the negatives of such terms and other terms of similar meaning typically identify forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our 2015 Form 10-K. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2015 Form 10-K. Unless the context otherwise requires, references in this report to “we,” “us,” “Nova,” “Nova Lifestyle” or the “Company” refer to Nova Lifestyle, Inc. and its subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration
The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our 2015 Form 10-K. All references to the second quarter and first six months of 2016 and 2015 mean the three and six-month periods ended June 30, 2016 and 2015, respectively.  In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2015 Form 10-K.

Overview

Nova LifeStyle, Inc. is a broad based manufacturer of contemporary styled residential furniture incorporated into a dynamic marketing and sales platform offering retail as well as online selection and purchase fulfillment globally.  We monitor popular trending and work to create design elements that are then integrated into our product lines that can be used as both stand-alone or whole-room and home furnishing solutions.  Through our global network, Nova LifeStyle also sells (through an exclusive third party manufacturing partner) a managed variety of high quality bedding foundation components.

Nova LifeStyle’s brand family currently includes Diamond Sofa (www.diamondsofa.com), Colorful World, Giorgio Mobili, and, Bright Swallow.

Our customers principally consist of distributors and retailers having specific geographic coverages that deploy middle to high end private label home furnishings having very little competitive overlap within our specific furnishings products or product lines.  Nova LifeStyle is constantly seeking to integrate new sources of distribution and manufacturing that are properly aligned with our growth strategy thus allowing us to continually focus on building both same store sales growth as well as drive the expansion of our overall distribution and manufacturing relationships through a deployment of popular, as well as trend-based furnishing solutions worldwide.

We are a U.S. holding company with no material assets other than the ownership interests of our wholly owned subsidiaries through which we market, design, manufacture and sell residential furniture worldwide: Nova Dongguan, Nova Macao, Nova Museum, Nova Furniture, Bright Swallow, Diamond Bar and Ding Nuo, with Nova Museum a wholly owned subsidiary of Nova Dongguan and Ding Nuo, a 91% owned subsidiary of Nova Dongguan. Nova Dongguan is a wholly foreign owned enterprise (“WFOE”) and was incorporated under the laws of the PRC on June 6, 2003. Nova Macao was organized under the laws of Macao on May 20, 2006. Nova Dongguan organized Nova Museum on March 17, 2011, as a non-profit organization under the laws of the PRC engaged in the promotion of the culture and history of furniture in China. Nova Dongguan and Nova Macao are wholly owned subsidiaries of Nova Furniture, one of our wholly owned subsidiaries, organized under the laws of the BVI on April 29, 2003. We acquired Nova Furniture pursuant to the Share Exchange Agreement on June 30, 2011. Diamond Bar is a California corporation organized on June 15, 2000, which we acquired pursuant to a stock purchase agreement on August 31, 2011.  On April 24, 2013, we acquired all of the outstanding stock of Bright Swallow; the purchase price was $6.5 million in cash and was fully paid at the closing of the acquisition.

On October 24, 2013, Nova Dongguan incorporated Ding Nuo under the laws of the PRC and contributed capital of RMB 1 million ($162,994). Nova Dongguan made an additional capital contribution of RMB 0.1 million ($16,305) on November 27, 2013 through one of Nova Dongguan’s officers, Mr. Gu XingChang, who acts as the nominee shareholder of Ding Nuo. All of the nominee shareholder’s shares were put in escrow and trust with Nova Dongguan and all profits and losses of Ding Nuo will be distributed to Nova Dongguan. Accordingly, although 90.91% of the outstanding capital stock of Ding Nuo is held by Nova Dongguan and 9.09% is held by Mr. Gu XingChang, Nova Dongguan effectively controls 100% of Ding Nuo.  Ding Nuo was established mainly for engaging in business with IKEA.

IKEA has strict standards and processes to choose and qualify its vendors and suppliers.  In order to be qualified as an IKEA supplier, a company must go through a review, inspection and approval process according to IKEA standards which include the supplier’s operating history, manufacturing facility and equipment, production capacity, raw materials, employee benefits and work safety, environmental protection and compliance with laws and regulations, among other things.  Nova began the discussions with IKEA to become a supplier in 2012.  In order to expedite the qualification process with IKEA, we decided to incorporate a new company and construct a new facility/workshop in full compliance with IKEA's special requirements. Therefore, we incorporated Ding Nuo, built a manufacturing facility/workshop and leased it to Ding Nuo specifically for engaging in business with IKEA.  In early September 2014, Ding Nuo completed production of an initial purchase order from IKEA.  The purchase was made under a Contract Review Trading Area – Supplier.   IKEA finished installing a Purchase Agreement (the “PUA”) system into Nova’s computer system in early October 2014, so that IKEA is able to place future orders through the system for Nova to execute.   Ding Nuo has successfully fulfilled IKEA’s testing orders (in terms of timing, product quality, delivery and other requirements), and at IKEA’s request, completed test manufacturing of certain new styles and furniture for which demand is well-established.  Additionally, Ding Nuo passed IKEA’s quality inspection.  IKEA has provided us with a yearly order plan and adjusted the yearly order plan to increase the order volume in June and August of 2015. For the six months ended June 30, 2016, IKEA maintained the same order volume as in August of 2015.  During the first quarter of 2016, IKEA’s research and development team introduced approximately ten SKUs (i.e., different product lines) to our research and development team.  We are currently in the process of preparing samples and discussing different construction and material details based on IKEA’s proposals.  During the second quarter of 2016, IKEA had confirmed and approved two SKUs. One SKU will be launched in October 2016 and the other SKU will be launched in the first quarter of 2017. We also expect IKEA to maintain or increase its order volume for the foreseeable future.

Our experience developing and marketing products for international markets has enabled us to develop the scale, logistics, marketing, manufacturing efficiencies and design expertise that serve as the foundation for us to expand aggressively into the highly attractive U.S., Canadian and Chinese markets.

Nova Dongguan markets and sells our products in China to stores in our franchise network and to wholesalers and agents for domestic retailers and exporters. Nova Dongguan also provides the design expertise and facilities to manufacture our branded products and products for international markets under Original Design Manufacturer (“ODM”) and Original Equipment Manufacturer (“OEM”) agreements. Nova Macao is a trading company, importing, marketing and selling products designed and manufactured by Nova Dongguan and third party manufacturers for the U.S. and international markets. Nova Macao manages all aspects of Nova Dongguan’s export market. Diamond Bar markets and sells products manufactured by us and third party manufacturers under the Diamond Sofa brand to distributors and retailers principally in the U.S. market. Bright Swallow sells products manufactured by third party manufacturers through The Brick Limited, which is principally in the Canadian market. As discussed, Ding Nuo is primarily engaged in conducting business with IKEA. We added a factory in 2011 and completed construction of a new plant at our Nova Dongguan facilities in the second quarter of 2013 and the fourth quarter of 2015. The manufacturing capacity provided by these new plants will help Nova Dongguan maintain current and anticipated levels of production on pace with our anticipated expansion and increase in sales to China. We intend to meet our liquidity requirements, including capital expenditures related to the expansion of our manufacturing facilities at Nova Dongguan, the purchase of raw materials and the expansion of our business, through cash flow provided by operations, our existing credit facilities, and possible equity financing.

Principal Factors Affecting Our Financial Performance

Significant factors that we believe could affect our operating results are the (i) cost of raw materials; (ii) prices of our products to our international retailer and wholesaler customers and their markups to end consumers; (iii) consumer acceptance of our new brands and product collections; and (iv) general economic conditions in the U.S., Canadian, Chinese, European and other international markets. We have experienced and anticipate continued fluctuation in raw material costs as a result of world economic conditions, such as the price of stainless and carbon steel. Generally, we can pass raw material cost increases on to our customers, but there may be a time lag as we renegotiate pricing with our customers on existing products and introduce new product collections. We attempt to mitigate short-term risks of raw material price swings in between customer price negotiations by purchasing some raw materials in advance based on forecasted production needs. In addition, we are less susceptible to these short-term raw material pricing risks in the Chinese retail market because we reserve the right under our product franchise agreements to adjust our wholesale and retail product pricing based on raw material price fluctuations, providing franchisees with at least one month’s notice prior to price adjustment. We believe most of our customers are willing to pay higher prices for our high quality and stylish products, timely delivery and strong production capacity, which we expect will allow us to maintain high gross profit margins for our products. We have diversified our products by introducing brands and product collections exclusively for China, acquiring the Diamond Sofa brand in the U.S. market and developing higher-margin products for the U.S. and international markets, acquiring Bright Swallow for the Canadian market and establishing Ding Nuo for doing business with IKEA. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites also should allow us to maintain our high gross profit margins. The markets in North America and Europe remain challenging because such markets are experiencing a slower than anticipated recovery from the recent international financial crisis, and the Euro-area crisis in particular. However, we believe that discretionary purchases of furniture by middle to upper middle-income consumers, our target global consumer market, will increase along with expected growth in the worldwide furniture trade and the recovery of housing markets. Furthermore, we believe that our expansion of direct sales in the U.S. will have a positive impact on our net sales and net income, while helping to diversify our customer base and end consumer markets.

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

Accounts Receivable

Our policy is to maintain an allowance for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  We maintained an allowance for bad debt of $478,115 and $484,936 as of June 30, 2016 and December 31, 2015, respectively.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault.  As alternatives for the product return option, the customers have options of asking a discount from us for the products with quality issues or receiving replacement parts from us at no cost. The amount for return of products, the discount provided to the customers and cost for the replacement parts were immaterial for the six and three months ended June 30, 2016 and 2015.

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

In July 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. We do not anticipate that this adoption will have a significant impact on our consolidated financial position, results of operations, or cash flows.

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

In May 2014, the FASB issued No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. We are evaluating the effect that these ASUs will have on our consolidated financial statements and related disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  We are currently evaluating the impact that the standard will have on our consolidated financial statements and related disclosures.

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

The following table sets forth the results of our operations for the three months ended June 30, 2016 and 2015. Certain columns may not add due to rounding.

	Three Months Ended June 30,
	2016		2015
	$	% of Sales	$	% of Sales
Net sales	23,968,179		29,178,229
Cost of sales	(20,871,147)	87%	(23,991,956)	82%
Gross profit	3,097,032	13%	5,186,273	18%
Operating expenses	(3,588,301)	15%	(3,425,409)	12%
(Loss) Income from operations	(491,269)	(2%)	1,760,864	6%
Other expenses, net	(97,981)	-%	(1,837,074)	6%
Income tax expense	(96,522)	-%	(63,319)	-%
Net loss	(685,772)	(3%)	(139,529)	-%

Net Sales

Net sales for the three months ended June 30, 2016, were $23.97 million, a decrease of 18% from $29.18 million in the same period of 2015; this decrease in net sales resulted primarily from a 32% decrease in sales volume, which was partially offset by a 22% increase in average selling prices. Our largest selling product categories in the three months ended June 30, 2016 and 2015 were sofas, cabinets and dining tables, which accounted for approximately 52%, 13% and 12% of sales, respectively, for the three months ended June 30, 2016; and 31%, 15% and 16% of sales, respectively, for the three months ended June 30, 2015.

Of the $5.21 million decrease in net sales in the three months ended June 30, 2016, compared to the same period of 2015, $4.65 million was attributable to decreased sales in markets other than China, principally as a result of decreased sales in North America. North American sales decreased 37% to $12.79 million in the three months ended June 30, 2016, compared to $20.28 million in the same period of 2015, primarily due to aggressive changes to our product mix and our sales and marketing strategies aimed at diversifying sales. We sold high quality products while offering discounts during our promotion period, which lasted throughout the second quarter of 2016. Due to the increased sales volume of higher quality products relative to our other products, we generally sold our products at higher prices and in lower volumes. We continued to increase marketing efforts in the U.S. markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Europe were $3.91 million in the three months ended June 30, 2016, an increase of 25% from $3.13 million in the same period of 2015, primarily as a result of the improving European economy, which led to an increase in the volume of sales orders we received. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. Sales to Australia increased to $1.32 million in the three months ended June 30, 2016, compared to $0.2 million in the same period of 2015, primarily due to an increase in sales order volume from customers in that region. Sales to Asia, excluding China and Hong Kong, increased 97% to $1.40 million in the three months ended June 30, 2016, compared to $0.71 million in the same period of 2015, primarily due to increases of sales orders of our products. In China, we generated internet sales in the amount of $0.28 million, compared with $0.27 million in the same period of 2015.

Sales to China, which included sales to franchisees in addition to wholesalers and agents to domestic retail stores, and distributors for the export market, accounted for 18% of sales in the three months ended June 30, 2016, compared to 16% in the same period of 2015. Sales to franchisees selling our branded products in China contributed approximately $0.06 million or 2% of our total China sales in the three months ended June 30, 2016, compared to $0.16 million or 3% in the same period of 2015. We are currently in the process of adopting new image standards as well as product lines for our franchise operations that will take time to develop.  First, through our production line, we intend to produce certain products made from marble material. Second, we intend to import a range of additional products from the U.S. or Europe. We also intend to enrich our product lines to include a bedroom series, which would include beds, bed side tables, mattresses (which could be imported or purchased in China) and bedding sets including bed sheets, pillowcases, quilt covers, and other items (which can be purchased within China). Overall sales to China decreased 12% to $4.23 million in the three months ended June 30, 2016 compared to $4.78 million in the same period of 2015 primarily as a result of decreased sales from our wholesale sector.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales decreased 13% to $20.87 million in the three months ended June 30, 2016, compared to $23.99 million in the same period of 2015, due primarily to a decrease in both cost of self-manufactured products and purchases of products from third party manufacturers. Cost of sales for products that we manufactured was $3.78 million in the three months ended June 30, 2016, a 17% decrease from $4.54 million in the same period of 2015, primarily as a result of a decrease in the volume of our products manufactured by Nova Dongguan, arising from decreased sales order volume from our wholesalers and agents for domestic Chinese retailers.  Material costs, labor costs and related overhead accounted for 70%, 21% and 9% of the cost of sales for such products in the three months ended June 30, 2016, compared to 64%, 26% and 10% in the same period of 2015, respectively. The cost of products purchased from third party manufacturers decreased 12% to $17.09 million in the three months ended June 30, 2016, from $19.46 million in the same period of 2015. The decrease of products purchased from third party manufacturers is primarily due to decreased sales volumes, particularly of Diamond Bar and Nova Macao, as we are introducing high-end and high quality products with higher selling price to the market. Cost of sales as a percentage of sales increased to 87% in the three months ended June 30, 2016, compared to 82% in the same period of 2015. In this quarter, we sold high quality products while offering discounts to customers. As a result, cost of sales as a percentage of sales increased as compared to the same period in 2015.

Gross Profit

Gross profit decreased 40% to $3.10 million in the three months ended June 30, 2016, compared to $5.19 million in the same period of 2015. The decrease in gross profit resulted primarily from a decrease in sales and increase in cost of sales as percentage of net sales. Our gross profit margin decreased to 13% in the three months ended June 30, 2016, compared to 18% in the same period of 2015. In this quarter, we sold high quality products while offering discounts to customers. As a result, gross profit margin decreased as compared to the same period in 2015.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development expenses. Operating expenses were $3.59 million in the three months ended June 30, 2016, compared to $3.43 million in the same period of 2015. Selling expenses decreased 1% to $1.04 million in the three months ended June 30, 2016, from $1.05 million in the same period of 2015, due primarily to decreased shipping and handling costs. General and administrative expense increased 7% to $2.55 million in the three months ended June 30, 2016, from $2.37 million in the same period of 2015, primarily caused by stock compensation expenses on shares issued to employees in May 2016.

Other Expenses, Net

Other expenses, net was $97,981 in the three months ended June 30, 2016, compared with other expense, net, of $1,837,074 in the same period of 2015, representing a decrease in other expense of $1.74 million. The decrease in other expense was due primarily to a change in fair value and extinguishment of warrant liability which was decreased to $0 in the three months ended June 30, 2016 from $1,722,097 as expense in the same period of 2015, following the termination and surrender of the outstanding warrants in May 2015. The primary factor that caused material changes in the fair value and extinguishment of the warrant liability is our stock price.

Income Tax Expense

Income tax expense was $96,522 in the three months ended June 30, 2016, compared with $63,319 in the same period of 2015.   The income tax expense was mainly related to accruing interest on prior year ASC 740-10 (FIN 48) reserves.

Net Loss

Net loss was $0.69 million in the three months ended June 30, 2016, an increase of 391% from $0.14 million of net loss for the same period of 2015. Our net loss margin was 2.86% in the three months ended June 30, 2016, as compared with 5.42% of net profit margin for the same period of 2015 after excluding the loss on change in fair value and extinguishment of warrant liability in the amount of $1,722,097.

Comparison of Six Months Ended June 30, 2016 and 2015

The following table sets forth the results of our operations for the six months ended June 30, 2016 and 2015. Certain columns may not add due to rounding.

	Six Months Ended June 30,
	2016		2015
	$	% of Sales	$	% of Sales
Net sales	51,052,266		51,210,707
Cost of sales	(43,812,420)	86%	(41,952,403)	82%
Gross profit	7,239,846	14%	9,258,304	18%
Operating expenses	(7,344,599)	14%	(6,602,153)	13%
(Loss) Income from operations	(104,753)	-%	2,656,151	5%
Other expenses, net	(260,135)	-%	(911,289)	2%
Income tax expense	(223,755)	-%	(259,528)	1%
Net (loss) income	(588,643)	(1%)	1,485,334	3%

Net Sales

Net sales for the six months ended June 30, 2016, were $51.05 million, a slight decrease of 0.3% from $51.21 million in the same period of 2015; this decrease in net sales resulted primarily from a 19% decrease in sales volume, which was partially offset by  a 23% increase in average selling price.   Our largest selling product categories in the six months ended June 30, 2016 and 2015 were sofas, cabinets and dining tables, which accounted for approximately 51%, 14% and 11% of sales, respectively, for the six months ended June 30, 2016; and 35%, 15% and 15% of sales, respectively, for the six months ended June 30, 2015.

The $0.16 million decrease in net sales in the six months ended June 30, 2016, compared to the same period of 2015, includes a $0.45 million decrease in sales in markets other than China, partially offset by a $0.29 million increase in sales in China. The $0.45 million decrease in sales was principally as a result of decreased sales in North America. North American sales decreased 15% to $30.01 million in the six months ended June 30, 2016, compared to $35.40 million in the same period of 2015, as we aggressively changed our product mix and our sales and marketing strategies aimed at diversifying sales. We sold high quality products while offering discounts during our promotion period, which lasted throughout the second quarter of 2016. We continued to increase marketing efforts in the U.S. markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Europe were $7.81 million in the six months ended June 30, 2016, an increase of 41% from $5.56 million in the same period of 2015, primarily as a result of the improving European economy. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. Sales to Australia increased to $2.09 million in the six months ended June 30, 2016, compared to $0.23 million in the same period of 2015, primarily due to an increase in sales order from customers in that region. Sales to Asia, excluding China and Hong Kong, increased 34% to $1.85 million in the six months ended June 30, 2016, compared to $1.38 million in the same period of 2015, primarily due to the increases of sales orders of our products. In China, we generated internet sales in the amount of $0.55 million, comparing with $0.27 million in the same period of 2015.

Sales to China, which included sales to franchisees in addition to wholesalers and agents to domestic retail stores and distributors for the export market, accounted for 17% of sales in the six months ended June 30, 2016 and 2015. Sales to franchisees selling our branded products in China contributed approximately $0.12 million or 1% of our total China sales in the six months ended June 30, 2016, compared to $0.56 million or 7% in the same period of 2015. We are currently in the process of adopting new image standards as well as product lines for our franchise operations that will take time to develop.  First, through our production line, we intend to produce certain products made from marble material. Second, we intend to import a range of additional products from the U.S. or Europe. We also intend to enrich our product lines to include a bedroom series, which would include beds, bed side tables, mattresses (which could be imported or purchased in China) and bedding sets including bed sheets, pillowcases, quilt covers, and other items (which can be purchased within China). Overall sales to China increased 3% to $8.84 million in the six months ended June 30, 2016 compared to $8.55 million in the same period of 2015.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 4% to $43.81 million in the six months ended June 30, 2016, compared to $41.95 million in the same period of 2015, due primarily to an increase in purchases of products from third party manufacturers. Cost of sales for products that we manufactured was $7.86 million in the six months ended June 30, 2016, a 6% decrease from $8.33 million in the same period of 2015, primarily as a result of a decreased volume of our products manufactured by Nova Dongguan, arising from decreased sales order volume from our wholesalers and agents for domestic Chinese retailers.  Material costs, labor costs and related overhead accounted for 74%, 17% and 9% of the cost of sales for such products in the six months ended June 30, 2016, compared to 64%, 26% and 10% in the same period of 2015, respectively. The cost of products purchased from third party manufacturers increased 7% to $35.95 million in the six months ended June 30, 2016, from $33.63 million in the same period of 2015. The increase of products purchased from third party manufacturers is primarily due to changes to our product mix. In 2016, we sold high quality products, which were purchased from outside manufacturers at relatively higher prices. Cost of sales as a percentage of sales increased to 86% in the six months ended June 30, 2016, compared to 82% in the same period of 2015. The increase in cost of sales as a percentage of sales from the six months ended June 30, 2016 compared to the same period during 2015 resulted primarily from increased cost of products purchased from third party manufacturers.

Gross Profit

Gross profit decreased 22% to $7.24 million in the six months ended June 30, 2016, compared to $9.26 million in the same period of 2015. The decrease in gross profit resulted primarily from an increase in cost of sales as a percentage of net sales. Our gross profit margin decreased to 14% in the six months ended June 30, 2016, compared to 18% in the same period of 2015. The decrease in gross profit margin resulted primarily from increased cost of sales as a percentage of net sales, which was due primarily to an increased cost of high quality products purchased from third parties.  In addition, we offered competitive prices to our customers in order to attract more sales orders.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development expenses. Operating expenses were $7.34 million in the six months ended June 30, 2016, compared to $6.60 million in the same period of 2015. Selling expenses increased 26% to $2.92 million in the six months ended June 30, 2016, from $2.32 million in the same period of 2015, due primarily to increased sales and marketing expense. General and administrative expense slightly increased 3% to $4.42 million in the six months ended June 30, 2016, from $4.28 million in the same period of 2015.

Other Expenses, Net

Other expenses, net was $260,135 in the six months ended June 30, 2016, compared with other expense, net, of $911,289 in the same period of 2015, representing a decrease in other expense of $0.65 million. The decrease in other expense was due primarily to a change in fair value and extinguishment of warrant liability which was decreased to $0 in the six months ended June 30, 2016 from $749,452 as expense in the same period of 2015, following the termination and surrender of the outstanding warrants in May 2015. The primary factor that caused material changes in the fair value of the warrant liability is our stock price.

Income Tax Expense

Income tax expense was $223,755 in the six months ended June 30, 2016, compared with $259,528 in the same period of 2015.   The income tax expense was mainly related to accruing interest on prior year ASC 740-10 (FIN 48) reserves.

Net (Loss) Income

Net loss was $0.59 million in the six months ended June 30, 2016, as compared with $1.49 million of net income for the same period of 2015. This decrease was mainly due an increased cost of sales by 4% for the six months ended June 30, 2016, compared to the same period of 2015, primarily as a result of increased purchases of products from third party manufacturers. Our net loss margin was 1% in the six months ended June 30, 2016, as compared with 4% of net profit margin for the same period of 2015 after excluding the loss on change in fair value and extinguishment of warrant liability of $749,452.

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

We had net working capital of $50,940,195 at June 30, 2016, an increase of $2.31 million from net working capital of $48,627,874 at December 31, 2015. The ratio of current assets to current liabilities was 3.41-to-1 at June 30, 2016.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2016 and 2015:

	2016	2015
Cash (used in) provided by:
Operating activities	$(1,244,869)	$(4,122,012)
Investing activities	(85,271)	(1,063,304)
Financing activities	993,287	5,290,923

Net cash used in operating activities was $1.24 million in the six months ended June 30, 2016, a decrease of cash outflow of $2.88 million from $4.12 million of cash used in operating activities in the same period of 2015. The decrease in cash outflow was attributable primarily to an increased cash inflow of $3.28 million for making less payments for accounts payable, compared with $2.09 million outflow in the same period of 2015, and an increased cash inflow for advance from customers was $1.00 million during the six months ended June 30, 2016, compared to $0.01 million inflow in the same period of 2015. Our cash outflow for inventories was $0.14 million during the six months ended June 30, 2016, compared to $3.72 million outflow in the same period of 2015. Also, we had an increased cash inflow of $0.40 million from accounts receivable during the six months ended June 30, 2016, compared to the $3.25 million cash outflow from accounts receivable, mainly due to the improved timely collection on accounts receivable, despite increased cash outflow from advance to suppliers of $7.00 million for the six months ended June 30, 2016, compared with cash inflow of $1.79 million in the same period of 2015 due to prepayment for inventory purchase in order to receive discount from the vendors, and cash outflow from accrued expenses and other payables of $0.52 million during the six months ended June 30, 2016, compared with cash outflow of $0.14 million in the same period of 2015.

Net cash used in investing activities was $0.09 million in the six months ended June 30, 2016, a decrease of cash outflow of $0.97 million from $1.06 million in the same period of 2015. In the six months ended June 30, 2016, we paid $0.05 million for the acquisition of property and equipment, and $0.04 million for land cultivated and reclamation fees. In the same period of 2015, we paid government levies of $0.19 million in relation to acquisition of land use rights, $0.42 million for acquisition of property and equipment, $0.40 million for construction in progress for our website and mobile application designs and $0.05 million for deposit on equipment.

Net cash provided by financing activities was $0.99 million in the six months ended June 30, 2016, a decrease of $4.30 million from cash inflow of $5.29 million in the same period of 2015. In the six months ended June 30, 2016, we repaid $19.09 million for bank loans, and borrowed $20.08 million from bank loans.  In the same period of 2015, we repaid $18.38 million for bank loans, and borrowed $20.02 million from bank loans, and also had a $3.65 million proceeds from issuing common stocks.

As of June 30, 2016, we had gross accounts receivable of $50,348,521, of which $26,714,189 was not yet past due, $17,498,797 was less than 90 days past due, $6,099,836 was over 90 days but within 180 days past due and $35,699 was over 180 days but within 240 days past due. We had an allowance for bad debt of $478,115 for accounts receivable. As of August 4, 2016, $10,901,195 accounts receivable outstanding at June 30, 2016 had been collected.

As of August 4, 2016, $39,213,906, or 77%, of gross accounts receivable outstanding at December 31, 2015 had been collected. Of the remaining $11,722,695, $8,556,909 was less than 90 days past due, $3,165,786 was over 90 days but within 180 days past due.

As of June 30, 2016, the annualized accounts receivable turnover rate was 2.04 compared with 2.30 as of June 30, 2015. The decrease of accounts receivable turnover rate was due to promoting new product lines by extending sales terms on accounts receivable during the six months ended June 30, 2016.  Accordingly, the days sales outstanding (annualized) was 179 days at June 30, 2016, compared to 159 days at June 30, 2015.

The inventory turnover rate was 16.54 at June 30, 2016, compared with 15.33 at June 30, 2015.

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

Diamond Bar gives 30-60 day payment terms to customers who are approved for Account Receivable coverage by our credit insurance company. In most cases, Diamond Bar provides 30 day payment terms to most of the customers and 60 day payment terms for certain big customers with outstanding payment histories.  Beginning in the end of 2015, Diamond Bar extended payment terms of up to 90 days for certain new customers and major customers in order to maintain good relationships and to attract new major accounts.

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

On May 28, 2015, we entered into a Securities Purchase Agreement (the “2015 Purchase Agreement”) with certain purchasers (the “Purchasers”) pursuant to which we offered to the Purchasers, in a registered direct offering, an aggregate of 2,970,509 shares of common stock, par value $0.001 per share. Of these shares, 2,000,001 shares were sold to the Purchasers at a negotiated purchase price of $2.00 per share, for aggregate gross proceeds to us of $4,000,002, before deducting fees to the placement agent and other estimated offering expenses payable by us. In accordance with the terms of the 2015 Purchase Agreement, the outstanding Series A Warrants described above and issued in connection with the transactions contemplated by the 2014 Purchase Agreement were exchanged for 660,030 shares of our common stock, and the outstanding Series C Warrants described above and issued in connection with the transactions contemplated by the 2014 Purchase Agreement were exchanged for 310,478 Shares of our common stock.

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

Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.25% and maturity on June 1, 2015. On June 8, 2015, the bank extended and modified the terms of the loan agreement to extend the line of credit up to a maximum of $6,000,000 until July 31, 2015 and $5,000,000 thereafter with an annual interest rate of 4.25% and maturity on September 1, 2015 (the term of which the bank allowed to extend until the renewal described in the following sentence while the bank conducted its own audit associated therewith). On September 28, 2015, Diamond Bar extended the line of credit up to a maximum of $6,000,000 with annual interest of 3.75% (4% from December 17, 2015) and maturity on June 1, 2017. On January 20, 2016, Diamond Bar increased the line of credit up to a maximum of $8,000,000 with annual interest of 3.5%.  The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of June 30, 2016 and December 31, 2015, Diamond Bar had $6,331,066 and $5,659,357 outstanding on the line of credit, respectively. During the six months ended June 30, 2016 and 2015, we recorded interest expense of $106,254 and $99,913, respectively; and $53,548 and $51,950 for the three months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had $1,668,934 available for borrowing without violating any covenants.

The Diamond Bar loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $10 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iii) the pre-tax income must be not less than 1.000% of total revenue quarterly; and (iv) maintain a current ratio in excess of 1.250 to 1.000. As of June 30, 2016, Diamond Bar was in compliance with the stated covenants.  In addition, the loan agreement provides for a cross default provision whereby an event of default on this loan will cause the Nova Macao loan, which is described below, to also be in default, as both loans are from the same lender.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,016,045 (RMB 20 million) with maturity on April 24, 2015.  On November 20, 2014, we paid off the line of credit and entered into a new agreement with a reduced line of credit of up to $1,508,023 (RMB 10 million) with a maturity on May 19, 2015. On May 5, 2015, Nova Dongguan extended the line of credit of $527,808 (RMB 3.5 million) and $980,215 (RMB 6.5 million) with maturities on September 6, 2015 and October 18, 2015, respectively. On September 21, 2015, Nova Dongguan paid off the lines of credit and entered into a new agreement with an increased line of credit of up to $3,016,045 (RMB 20 million) for a period up to September 20, 2018.  As of June 30, 2016 and December 31, 2015, Nova Dongguan had $3,016,045 (RMB 20.0 million) and $2,756,560 (RMB 17.9 million) outstanding, respectively.  The loan of $1,945,349 (RMB 12.9 million) currently bears monthly interest of 0.47533% and requires monthly payment of the interest.  The loan is due for repayment on September 24, 2016. On November 10, 2015, we borrowed an additional $754,011 (RMB 5.0 million), which bears monthly interest of 0.47125% and requires monthly payment of the interest with maturity date on November 9, 2016. On January 26, 2016, Nova Dongguan borrowed an additional $316,685 (RMB 2.1 million), which bears monthly interest of 0.47125% and requires monthly payment of the interest with maturity date on January 25, 2017. The loans are secured by the buildings of Nova Dongguan and are guaranteed by our CEO. During the six months ended June 30, 2016 and 2015, we recorded interest expense of $88,492 and $54,865, respectively; $45,721 and $27,495 for the three months ended June 30, 2016 and 2015, respectively, related to the applicable line of credit agreements. As of June 30, 2016, we had $0 available for borrowing without violating any covenants.

On January 22, 2015, Nova Macao renewed a line of credit, with an annual interest rate of 4.25% and principal of up to $6,500,000, with a commercial bank in Hong Kong to extend the maturity date to January 29, 2016. On February 16, 2016, Nova Macao extended the maturity date of line of credit to January 31, 2017, with an annual interest rate of 4% and principal of up to $6,500,000. The loan requires monthly payment of interest and that the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance and is guaranteed by Nova LifeStyle and Diamond Bar. As of June 30, 2016 and December 31, 2015, Nova Macao had $1,848,000 outstanding on the line of credit. During the six months ended June 30, 2016 and 2015, we paid interest of $38,414 and $39,705, respectively; $18,686 and $20,070 for the three months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had $4,652,000 available for borrowing without violating any covenants.

The Nova Macao loan has the following covenants: (i) total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $6,500,000, (b) the insurance claim limit and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible accounts receivable are insured buyers by Sinosure assigned to the bank and within established insurance limit; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount shall be settled within 7 days by Nova Macao. As of June 30, 2016, Nova Macao was in compliance with the stated covenants.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective as of such date as identified in our internal control over financial reporting below.

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

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2016, based upon the updated framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 and updated in May 2013. Based on this assessment, our management concluded that, as of June 30, 2016, there is a material weakness in our internal control over financial reporting. Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NOVA LIFESTYLE, INC.
(Registrant)
Date: August 12, 2016	By:	/s/ Ya Ming Wong
Ya Ming Wong Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2016		/s/ Yuen Ching Ho
Yuen Ching Ho Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith
‡ Furnished herewith