Form 10-Q
period 2016-09-30
Nova Lifestyle, Inc.
filed 2016-11-14
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 011-36259

NOVA LIFESTYLE, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6565 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,620,003 shares of common stock outstanding as of November 8, 2016.

Nova Lifestyle, Inc.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	1
	Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the nine and three months ended September 30, 2016 and 2015 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements for the nine and three months ended September 30, 2016 and 2015 (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42
Item 4.	Controls and Procedures	42

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	(Removed and Reserved)
Item 5.	Other Information
Item 6.	Exhibits	44

	Signatures	45

	Exhibit Index	46

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$5,843,598	$988,029
Accounts receivable, net	43,209,014	50,451,665
Advance to suppliers	11,549,905	7,958,870
Inventories	2,272,708	5,254,029
Prepaid expenses and other receivables	1,305,327	1,180,452
Assets held for sale	25,055,319	--

Total Current Assets	89,235,871	65,833,045

Noncurrent Assets
Heritage and cultural assets	--	124,868
Plant, property and equipment, net	174,133	15,201,395
Lease deposit	43,260	94,235
Deposits for equipment and factory construction	--	143,758
Goodwill	218,606	218,606
Intangible assets, net	5,818,504	8,062,649
Deferred tax asset	61,000	69,451

Total Noncurrent Assets	6,315,503	23,914,962

Total Assets	$95,551,374	$89,748,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	September 30,	December 31,
	2016	2015
	(Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$6,354,379	$9,822,857
Line of credit	8,033,733	4,604,560
Advance from customers	648,756	187,359
Accrued liabilities and other payables	1,129,541	2,584,622
Deposit received from Buyer	5,500,000	--
Taxes payable	129,644	5,773
Liabilities held for sale	10,891,907	--

Total Current Liabilities	32,687,960	17,205,171

Noncurrent Liabilities
Line of credit	--	5,659,357
Deferred rent payable	--	89,904
Income tax payable	2,075,175	6,801,893

Total Noncurrent Liabilities	2,075,175	12,551,154

Total Liabilities	34,763,135	29,756,325

Contingencies and Commitments

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 25,716,271 and 24,254,160 shares issued and outstanding; as of September 30, 2016 and December 31, 2015, respectively	25,716	24,254
Additional paid-in capital	33,265,136	31,761,983
Statutory reserves	6,241	6,241
Accumulated other comprehensive income	1,149,782	1,570,534
Retained earnings	26,341,364	26,628,670

Total Stockholders' Equity	60,788,239	59,991,682

Total Liabilities and Stockholders' Equity	$95,551,374	$89,748,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Net Sales	$72,748,972	$66,725,811	$30,538,918	$24,064,319

Cost of Sales	62,091,435	55,176,720	25,935,832	20,558,658

Gross Profit	10,657,537	11,549,091	4,603,086	3,505,661

Operating Expenses
Selling expenses	4,358,206	2,709,161	2,050,201	1,151,721
General and administrative expenses	4,756,118	4,806,282	1,491,684	1,811,767

Total Operating Expenses	9,114,324	7,515,443	3,541,885	2,963,488

Income From Operations	1,543,213	4,033,648	1,061,201	542,173

Other Income (Expenses)
Non-operating income (expense), net	40,994	38,826	16,623	11,859
Foreign exchange transaction loss	(5,578)	(5,208)	(3,281)	(1,860)
Loss on change in fair value and extinguishment of warrant liability	--	(767,096)	--	(17,644)
Interest expense	(241,202)	(205,324)	(96,535)	(69,576)
Financial expense	(88,098)	(42,070)	(33,733)	(13,460)

Total Other Expenses, Net	(293,884)	(980,872)	(116,926)	(90,681)

Income Before Income Taxes and Discontinued operations	1,249,329	3,052,776	944,275	451,492

Income Tax (Benefit) Expense	60,063	111,936	(100,656)	48,233

Income From Continuing Operations	1,189,266	2,940,840	1,044,931	403,259

Loss From Discontinued Operations	(1,476,572)	(1,425,101)	(743,594)	(372,854)

Net Income (Loss)	(287,306)	1,515,739	301,337	30,405

Other Comprehensive Income (Loss)
Foreign currency translation	(420,752)	(655,170)	(98,638)	(668,723)

Comprehensive Income (Loss)	$(708,058)	$860,569	$202,699	$(638,318)

Basic weighted average shares outstanding	24,937,069	22,362,381	25,558,604	24,144,512
Diluted weighted average shares outstanding	24,937,069	22,362,381	25,558,604	24,144,512

Income from continuing operations per share of common stock
Basic	$0.05	$0.13	$0.04	$0.02
Diluted	$0.05	$0.13	$0.04	$0.02

Loss from discontinued operations per share of common stock
Basic	$(0.06)	$(0.06)	$(0.03)	$(0.02)
Diluted	$(0.06)	$(0.06)	$(0.03)	$(0.02)

Net income (loss) per share of common stock
Basic	$(0.01)	$0.07	$0.01	$0.00
Diluted	$(0.01)	$0.07	$0.01	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
Cash Flows From Operating Activities
Net income from continuing operations	$1,189,266	$2,940,840
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	462,194	377,085
Stock compensation expense	1,216,765	1,089,549
Change in fair value and extinguishment of warrant liability	--	767,096
Changes in bad debt expenses	33,818	651,989
Changes in operating assets and liabilities:
Accounts receivable	(558,573)	(8,429,217)
Advance to suppliers	(3,613,765)	1,900,128
Inventories	241,611	(2,124,204)
Other current assets	(711,727)	(555,168)
Accounts payable	129,278	(543,253)
Advance from customers	584,968	(56,125)
Accrued expenses and other payables	(325,799)	(515,286)
Deferred rent payable	--	(1,260)
Taxes payable	52,864	17,949

Net Cash Used in Continuing Operations	(1,299,100)	(4,479,877)
Net Cash Provided by (Used in) Discontinued Operations	(166,148)	262,005
Net Cash Used in Operating Activities	(1,465,248)	(4,217,872)

Cash Flows From Investing Activities
Purchase of property and equipment	(7,272)	(1,525)
Cash received from Buyer	5,500,000	--
Construction in progress	--	(112,750)

Net Cash Provided by (Used in) Continuing Operations	5,492,728	(114,275)
Net Cash Used in Discontinued Operations	(218,170)	(1,325,154)
Net Cash Provided by (Used in) Investing Activities	5,274,558	(1,439,429)

Cash Flows From Financing Activities
Proceeds from line of credit and bank loan	29,828,074	25,603,644
Repayment to line of credit and bank loan	(29,301,699)	(24,896,823)
Proceeds from warrants exercised	203,250	--
Proceeds from equity financing, net of expenses of $355,000	--	3,645,002

Net Cash Provided by Continuing Operations	729,625	4,351,823
Net Cash Provided by Discontinued Operations	319,762	$1,036,639
Net Cash Provided by Financing Activities	$1,049,387	$5,388,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
Effect of Exchange Rate Changes on
Cash and Cash Equivalents	$(3,128)	$(4,595)

Net (decrease) increase in cash and cash equivalents	4,855,569	(273,434)

Cash and cash equivalents, beginning of period	988,029	1,244,308

Cash and cash equivalents, ending of period	$5,843,598	$970,874

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
Income tax payments	$7,200	$93,984
Interest expense	$371,036	$282,961

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Deposit on plant construction and website design transfer to construction in progress	$--	$726,722
Issuance of common stock in exchange of surrender and termination of warrants	$--	$2,212,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)
Note 1 - Organization and Description of Business
Nova LifeStyle, Inc. (“Nova LifeStyle” or the “Company”), formerly known as Stevens Resources, Inc., was incorporated in the State of Nevada on September 9, 2009.
The Company is a U.S. holding company with no material assets other than the ownership interests of our subsidiaries through which we market, design, manufacture and sell furniture worldwide: Nova Furniture Ltd. (“Nova Samoa”), Bright Swallow International Group Limited (“Bright Swallow” or “BSI”), Nova Furniture Macao Commercial Offshore Limited (“Nova Macao”), and Diamond Bar Outdoors, Inc. (“Diamond Bar”).
Nova Macao was organized under the laws of Macao on May 20, 2006. Nova Macao is wholly owned of the Company.  Diamond Bar, doing business as Diamond Sofa, was incorporated in California on June 15, 2000.  Nova Macao is a trading company, importing, marketing and selling products designed and manufactured by Nova Furniture (Dongguan) Co., Ltd. (“Nova Dongguan”) and third party manufacturers for the U.S. and international markets. Diamond Bar markets and sells products manufactured by us and third party manufacturers under the Diamond Sofa brand to distributors and retailers principally in the U.S. market.  On April 24, 2013, the Company completed the acquisition of Bright Swallow, an established furniture company with a global client base.
The sale of four of our former subsidiaries, Nova Furniture Limited (“Nova Furniture BVI”), Nova Dongguan, Nova Dongguan Chinese Style Furniture Museum (“Nova Museum”), and Dongguan Ding Nuo Household Products Co., Ltd. (“Ding Nuo”), was consummated on October 25, 2016 (See Note 3 – Discontinued Operations).   Nova Dongguan is a wholly foreign-owned enterprise, or WFOE, and was incorporated under the laws of the PRC on June 6, 2003. Nova Dongguan organized Nova Museum on March 17, 2011 as a non-profit organization under the laws of the PRC engaged in the promotion of the culture and history of furniture in China. Nova Dongguan markets and sells products in China to stores in our franchise network and to wholesalers and agents for domestic retailers and exporters. Nova Dongguan also provides design expertise and facilities to manufacture branded products and products for international markets under original design manufacturer and original equipment manufacturer agreements, or ODM and OEM agreements.  On October 24, 2013, Nova Dongguan incorporated Ding Nuo under the laws of the PRC and contributed capital of RMB 1 million ($162,994). Nova Dongguan made an additional capital contribution of RMB 0.1 million ($16,305) on November 27, 2013 through one of Nova Dongguan’s officers who acts as the nominee shareholder of Ding Nuo. All of the nominee shareholder’s shares were put in escrow and trust with Nova Dongguan and all profits and losses of Ding Nuo will be distributed to Nova Dongguan; accordingly, Nova Dongguan effectively controls 100% of Ding Nuo.  Ding Nuo was established mainly for engaging in business with IKEA.
The “Company” and “Nova” collectively refer to Nova LifeStyle, the U.S. parent, and its subsidiaries, Nova Samoa, Nova Macao, Diamond Bar, and BSI.  The “Company” may also from time to time in these Notes include the Company’s former subsidiaries, Nova Furniture BVI, Nova Dongguan, Nova Museum and Ding Nuo.
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
The interim condensed consolidated financial information as of September 30, 2016 and for the nine and three month periods ended September 30, 2016 and 2015 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, previously filed with the SEC on March 28, 2016 (the “2015 Form 10-K”).

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of September 30, 2016, its interim condensed consolidated results of operations and cash flows for the nine and three month periods ended September 30, 2016 and 2015, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the two-step goodwill impairment test for Diamond Bar reporting unit.  Accordingly, as of September 30, 2016 and December 31, 2015, the Company concluded there was no impairment of goodwill of Diamond Bar.
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
Accounts Receivable
The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company recorded $418,887 and $484,936 as allowance for bad debt as of September 30, 2016 and December 31, 2015, respectively. During the nine months ended September 30, 2016 and 2015, bad debts from continuing operations were $33,818 and $651,989, respectively. During the three months ended September 30, 2016 and 2015, bad debts from continuing operations were $0 and $614,291, respectively. During the nine months ended September 30, 2016 and 2015, bad debts from discontinued operations were $552,611 and $0 respectively. During the three months ended September 30, 2016 and 2015, bad debts from discontinued operations were $552,611 and $0, respectively.
Inventories
Inventories are stated at the lower of cost or market value with cost determined on a weighted-average basis. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company did not record any write-downs of inventory at September 30, 2016 and December 31, 2015.
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
Based on its review, the Company believes that, as of September 30, 2016 and December 31, 2015, there was no significant impairment of its long-lived assets.

Research and Development
Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense from continuing operations was $94,839 and $104,327 for the nine months ended September 30, 2016 and 2015, respectively; $35,174 and $34,394 for the three months ended September 30, 2016 and 2015, respectively.  Research and development expense from the Company’s discontinued operations was $588,790 and $691,378 for the nine months ended September 30, 2016 and 2015, respectively; $179,643 and $285,539 for the three months ended September 30, 2016 and 2015, respectively.
Income Taxes
In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision.  The actual effective tax rate of continuing operations of 4.81% for the nine months ended September 30, 2016 differs from the U.S. federal statutory tax rate, primarily as a result of a tax benefit from the tax-exemption status of Nova Macau and the reversal of tax liability reserves due to statute of limitation expiration, offset by tax liability reserves from uncertain tax positions.
Nova Lifestyle and Diamond Bar are subject to U.S. federal and state income taxes. Nova Furniture and Bright Swallow were incorporated in the BVI. Nova Samoa was incorporated in Oceania. There is no income tax for companies domiciled in the BVI or Oceania. Accordingly, the Company’s consolidated financial statements do not present any income tax provision related to the BVI and Oceania tax jurisdiction where Nova Furniture BVI, BSI and Nova Samoa are domiciled. Nova Dongguan, Nova Museum, and Ding Nuo are governed by the Enterprise Income Tax Law of the People’s Republic of China (the “PRC”) which is subject to a 25% corporate income tax. Nova Museum is subject to a 25% corporate income tax in the first year and allowed to apply for tax-exempt status in the second year following its incorporation. Nova Macao is an income tax-exempt entity incorporated and domiciled in Macao.
During the nine months ended September 30, 2016 and 2015, the Company recorded income tax (benefit) and expense from its continuing operations of approximately $60,000 and $112,000, respectively. During the three months ended September 30, 2016 and 2015, the Company recorded income tax (benefit) and expense from its continuing operations of approximately $(203,000) and $48,000, respectively.
As of September 30, 2016, unrecognized tax benefits were approximately $4.6 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $4.6 million as of September 30, 2016. As of September 30, 2015, unrecognized tax benefits were approximately $5.0 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $5.0 million as of September 30, 2015.
A reconciliation of the January 1, 2016, through September 30, 2016, amount of unrecognized tax benefits excluding interest and penalties ("Gross UTB") is as follows:
Gross UTB
Beginning Balance – January 1, 2016	$4,889,561
Decrease in unrecorded tax benefits taken in the nine months ended September 30, 2016, all of which is related to the Company’s continuing operations	(167,369)
Exchange rate adjustment – 2016	(131,143)
Ending Balance – September 30, 2016, of which $1,567,645 were related to the Company’s continuing operations	$4,591,049

At September 30, 2016, the Company had cumulatively accrued approximately $2,244,000 for estimated interest and penalties related to unrecognized tax benefits, of which $508,000 were related to the Company’s continuing operations. At December 31, 2015, the Company had cumulatively accrued approximately $1,913,000 for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense, which totaled approximately $331,000 and $341,000 for the nine months ended September 30, 2016 and 2015, respectively, of which $82,000 and $96,000 were related to the Company’s continuing operations; and totaled approximately $99,000 and $116,000 for the three months ended September 30, 2016 and 2015, respectively, of which $15,000 and $32,000 were related to the Company’s continuing operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

For the nine months ended September 30, 2016 and 2015, the Company did not record unrecognized tax benefits related to transfer pricing adjustments between Dongguan and Macau since the intercompany sales between the two entities appears to comply with reasonable arm’s length principles.
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
The Company’s sales policy allows for the return of product within the warranty period if the product is defective and the defects are the Company’s fault.  As alternatives for the product return option, the customers have options of asking a discount from the Company for the products with quality issues or receiving replacement parts from the Company at no cost. The amount for return of products, the discount provided to the Company’s customers and the cost for replacement parts were immaterial for the nine and three months ended September 30, 2016 and 2015.
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

Shipping and Handling Costs
Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the nine months ended September 30, 2016 and 2015, shipping and handling costs from continuing operations were $2,033 and $5,043, respectively; during the three months ended September 30, 2016 and 2015, shipping and handling costs from continuing operations were $313 and $1,019, respectively.  During the nine months ended September 30, 2016 and 2015, shipping and handling costs from discontinued operations were $373,123 and $432,520, respectively; during the three months ended September 30, 2016 and 2015, shipping and handling costs from discontinued operations were $137,308 and $135,640, respectively.
Advertising
Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense from continuing operations was $2,156,451 and $1,250,169 for the nine months ended September 30, 2016 and 2015, respectively; and $841,345 and $622,990 for the three months ended September 30, 2016 and 2015, respectively. Advertising expense from discontinued operations was $60,379 and $201,099 for the nine months ended September 30, 2016 and 2015, respectively; and $59,286 and $87,643 for the three months ended September 30, 2016 and 2015, respectively.
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

The following table presents a reconciliation of basic and diluted earnings per share for the nine and three months ended September 30, 2016 and 2015:
	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015

Income from continuing operations	$1,189,266	$2,940,840	$1,044,931	$403259
Loss from discontinued operations	(1,476,572)	(1,425,101)	(743,594)	(372,854)
Net (loss) income	(287,306)	1,515,739	301,337	30,405

Weighted average shares outstanding – basic	24,937,069	22,362,381	25,558,604	24,144,512
Effect of dilutive securities:
Unexercised warrants	-	-	-	-
Unvested restricted stock
Weighted average shares outstanding – diluted	24,937,069	22,362,381	25,558,604	24,144,512

Income from continuing operations per share – basic and diluted	$0.05	$0.13	$0.04	$0.02
Loss from discontinued operations per share – basic and diluted	(0.06)	(0.06)	(0.03)	(0.02)
Net income (loss) per share – basic and diluted	(0.01)	0.07	0.01	0.00
At September 30, 2016 and December 31, 2015, warrants to purchase 1,925,001 and 2,050,001 shares of common stock were outstanding and exercisable, respectively.  For the nine months and three ended September 30, 2016 and 2015, 1,925,001 and 2,050,001 shares purchasable under warrants were excluded from EPS, respectively, as their effects were anti-dilutive.  For all the periods presented, the unvested restricted stock were anti-dilutive.
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
A customer accounted for 10% of the Company’s sales for the nine and three months ended September 30, 2016. No customer accounted for 10% or more of the Company’s sales for the nine and three months ended September 30, 2015.
The Company purchased its products from four major vendors during the nine months ended September 30, 2016, and from four major vendors during the nine months ended September 30, 2015, accounting for a total of 59% (20%, 15%, 12% and 12% for each) and 76% (28%, 18%, 16% and 14% for each) of the Company’s purchases, respectively. Five vendors accounted for 89% (22%, 17%, 17%, 17% and 16%, respectively) of the purchases during the three months ended September 30, 2016 and three major vendors for 70% (28% 22% and 20% for each) during the three months ended September 30, 2015. Accounts payable to these vendors were $4,380,683 and $3,404,189 as of September 30, 2016 and December 31, 2015, respectively.
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
The carrying value of cash, accounts receivable, advance to suppliers, other receivables, accounts payable, line of credit, advance from customers, other payables and accrued liabilities approximate estimated fair values because of their short maturities.  The estimated fair value of the long-term lines of credit approximated the carrying amount as of September 30, 2016, as the interest rates are considered as approximate to the current rate for comparable loans at the respective balance sheet dates.
The carrying value of the warrant liability is determined using the Binomial Lattice option pricing model. Certain assumptions used in the calculation of the warrant liability represent Level-3 unobservable inputs. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of September 30, 2016.
The following table summarizes the activity of Level 3 inputs measured on a recurring basis:
Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30,
	2016	2015

Balance at January 1	$-	$1,465,019
Adjustment resulting from change in fair value (a) and extinguishment of warrants recognized in earnings	-	767,096
1,062,912 common shares issued in exchange of surrender of 1,062,912 warrants		(2,232,115)
Balance at September 30	$-	$-

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
Foreign Currency Translation and Transactions
The consolidated financial statements are presented in USD. The functional currency of Nova LifeStyle, Nova Samoa, Nova Furniture BVI, Nova Macao, Bright Swallow and Diamond Bar is the United States Dollar (“$” or “USD”). The functional currency of Nova Dongguan, Nova Museum and Ding Nuo is RMB. The functional currencies of the Company’s foreign operations are translated into USD for balance sheet accounts using the current exchange rates in effect as of the balance sheet date, except for the equity account using the historical exchange rate, and for revenue and expense accounts using the weighted-average exchange rate during the fiscal year. The translation adjustments are recorded in the consolidated statements of income and comprehensive income, captioned “Accumulated other comprehensive income.” Gains and losses resulting from transactions denominated in foreign currencies are included in “Other income (expenses)” in the consolidated statements of income and comprehensive income. There have been no significant fluctuations in the exchange rate for the conversion of RMB to USD after the balance sheet date.
The RMB to USD exchange rates in effect as of September 30, 2016 and December 31, 2015, were RMB6.6778 = USD$1.00 and RMB6.4936 = USD$1.00, respectively. The weighted-average RMB to USD exchange rates in effect for the nine months ended September 30, 2016 and 2015, were RMB6.5771= USD$1.00 and RMB6.1738= USD$1.00, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of the People’s Republic of China.
Comprehensive Income
The Company follows FASB ASC 220 “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the consolidated statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the nine and three months ended September 30, 2016 and 2015 included net income and foreign currency translation adjustments.
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
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-15 on its financial statements and related disclosures.
In October 2016, the FASB issued ASU No. 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a significant impact on its consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-17 Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. This update amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a significant impact on its consolidated financial statements.
Note 3 - Discontinued Operations
On September 23, 2016, Nova Samoa (the “Seller”), entered into a Share Transfer Agreement (the “Agreement”) with Kuka Design Limited, a company incorporated in British Virgin Islands (“Kuka Design BVI” or “Buyer”). Pursuant to the terms of the Agreement, the Seller sold all of the issued and outstanding shares of Nova Furniture BVI to the Buyer for a total of $8,500,000 (the “Transaction”), which such value was primarily derived from Nova Furniture BVI’s direct wholly-owned operating entity, Nova Dongguan, and Nova Dongguan’s wholly owned subsidiary Nova Museum and 90.91% owned subsidiary Ding Nuo. In connection with the Transaction, the Company undertook certain restructuring actions prior to the execution of the Agreement, including the following: (i) the Company incorporated a new direct wholly-owned subsidiary, Nova Samoa; (ii) the Company transferred another direct wholly-owned subsidiary, Nova Furniture BVI, to Nova Samoa, whereby Nova Furniture BVI became a direct wholly-owned subsidiary of Nova Samoa and an indirect wholly-owned subsidiary of the Company; and (iii) Nova Furniture BVI transferred its wholly-owned subsidiary Nova Macao to the Company, whereby Nova Macao became a direct wholly-owned the subsidiary of the Company. Nova Samoa, Nova Furniture BVI and Nova Macao were all direct or indirect wholly owned subsidiaries of the Company before the consummation of the Transaction. Upon consummation of the Transaction on October 25, 2016, the Buyer became the sole owner of Nova Furniture BVI.  In September 2016, the Company received a cash payment of $5,500,000 and recorded as deposits received from Buyer on the condensed consolidated balance sheet.  The purchase price of $8,500,000 was fully paid on October 6, 2016.
On November 10, 2016, Nova Samoa entered into a Trademark Assignment Agreement with Kuka Design BVI.  Pursuant to the terms of the Trademark Assignment Agreement, Nova Samoa agreed to assign to Kuka Design BVI its full right to, and title in, the NOVA trademark in China for $6,000,000 (the “Assignment Fee”).  Kuka Design BVI shall pay the Assignment Fee in two installments: $1,000,000 on or before November 30, 2016, and $5,000,000 on or before December 31, 2016.  As the result of the assignment of NOVA trademark in China, Nova Samoa and its affiliated companies, including Nova Macao, will cease to use the NOVA mark and brand in their business in China.

As of September 30, 2016, operations of Nova Samoa, Nova Dongguan, Nova Museum and Nova Ding Nuo to be disposed were reported as discontinued operations. The following table presents the components of discontinued operations reported in the condensed consolidated statements of operations:
	For nine months ended September 30,		For three months ended September 30,
	2016	2015	2016	2015

Sales	$15,351,105	$15,015,020	$6,111,494	$5,244,673
Cost of goods sold	(13,338,316)	(13,028,157)	(5,284,100)	(4,472,684)
Operating expenses	(3,231,788)	(3,167,549)	(907,016)	(1,117,351)
Loss before income taxes	(1,450,487)	(1,112,762)	(780,545)	(256,340)
Income tax (benefit) expense	26,085	312,339	(36,951)	116,514
Loss income from discontinued operations	(1,476,572)	(1,425,101)	(743,594)	(372,854)
Note 4 - Inventories
As of September 30, 2016 and December 31, 2015, inventories consisted of the following:
	September 30, 2016	December 31, 2015

Raw materials	$-	$311,751
Work in progress	-	1,753,090
Finished goods	2,272,708	3,189,188
	$2,272,708	$5,254,029
Note 5 - Advance to Suppliers
As of September 30, 2016 and December 31, 2015, the Company had an advance to suppliers of $11,549,905 and $7,958,870, respectively. During the year ended December 31, 2014, the Company made certain advance payments to one of its suppliers totaling $5,000,000 to secure a favorable pricing structure on purchase orders submitted. As a result of production delays, on July 1, 2014, the Company entered into an agreement with this supplier to charge interest on these advances at an annual rate of 4.75% with maturity on March 31, 2015, interest to be paid monthly. Shipments received from the supplier were to be credited against the advance payments.  The supplier had the option to repay the short-term advances for any product that it would not be able to deliver at any time. Initial shipments against these purchase orders were received by the Company in July 2014. The advance was paid in full on January 21, 2015. During the nine months ended September 30, 2016 and 2015 (prior to the date of payment in full), the supplier paid interest of $0 and $3,870 to the Company, respectively.
Note 6 - Heritage and Cultural Assets
As of December 31, 2015, Nova Museum had heritage and cultural assets $124,868, consisting principally of collectibles and antiques for exhibition. Depreciation is not required to be provided on heritage assets that have indefinite lives and no reduction in their value with the passage of time; however, the carrying amount of the heritage and cultural assets will be reviewed when there is evidence of impairment in accordance with ASC 360-10.

Note 7 - Plant, Property and Equipment, Net
As of September 30, 2016 and December 31, 2015, plant, property and equipment consisted of the following:
	September 30, 2016	December 31, 2015

Building and workshops	$-	$12,683,592
Computer and office equipment	268,513	678,868
Autos		999,106
Machinery		6,310,759
Decoration and renovation	110,015	1,087,711
Less: accumulated depreciation	(204,395)	(6,558,641)
	$174,133	$15,201,395
Depreciation expense from continuing operations was $33,217 and $34,556 for the nine months ended September 30, 2016 and 2015, respectively; and $11,128 and $11,519 for the three months ended September 30, 2016 and 2015, respectively.  Depreciation expense from discontinued operations was $1,011,125 and $997,219 for the nine months ended September 30, 2016 and 2015, respectively; and $331,323 and $328,187 for the three months ended September 30, 2016 and 2015, respectively.
Note 8 - Deposits for Equipment and Factory Construction
At September 30, 2016 and December 31, 2015, deposits mainly consist of $0 and $143,758 for the deposit payment for the purchase of equipment and additional construction work on an existing plant at Nova Dongguan.
Note 9 - Intangible Assets
Intangible assets consist of land use rights, trademarks, customer relationships and the Company’s eCommerce platform. All land in the PRC is government-owned and the ownership cannot be sold to any individual or company. However, the government grants the user a right to use the land (“land use right”). The Company acquired the right to use land in Dongguan, Guangdong Province, China, in 2004 for $539,099 (RMB 3.6 million) for 50 years and is amortizing such rights on a straight-line basis for 50 years.
On February 28, 2012, the Company acquired another land use right for $509,150 (RMB 3.4 million) for 50 years and is amortizing such right on a straight-line basis for 50 years.
In 2015, the Company paid $886,520 (RMB 5.92 million) in levies to the Chinese government in relation to the land use right that was acquired on February 28, 2012.
On April 12, 2016, the Company paid $34,443 (RMB 0.23 million) to an asset management company as a cultivated land reclamation fee for the land use right that was acquired on February 28, 2012.
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

The Company’s eCommerce platform is a website through which customers are able to browse and place orders online for the Company’s products. For the downloadable mobile application, customers are able to download the application onto their own mobile devices to browse the Company’s product offerings. The Nova sales kit application is used internally on mobile devices at the Company’s franchise stores to enable the Company’s sales representatives to display the Company’s products and inventory to customers visiting the stores. The total cost associated with the development, programming, design and roll-out of the Company’s eCommerce platform, downloadable mobile application, and Nova sales kit application is approximately $1.20 million. The Company’s eCommerce platform, downloadable mobile application, and Nova sales-kit application were completed and put into operation in 2015. These intangible assets are amortized using the straight-line method with estimated lives of 10 years for each.
Intangible assets consisted of the following as of September 30, 2016 and December 31, 2015:
	September 30, 2016	December 31, 2015

Land use rights	$-	$1,990,979
eCommerce platform	1,208,200	1,208,200
Customer relationship	6,150,559	6,150,559
Trademarks	200,000	200,000
Less: accumulated amortization	(1,740,255)	(1,487,089)
	$5,818,504	$8,062,649
Amortization of intangible assets from continuing operations was $428,977 and $342,529 for the nine months ended September 30, 2016 and 2015, respectively, and $140,215 and $114,177 for the three months ended September 30, 2016 and 2015, respectively. Amortization of intangible assets from discontinued operations was $28,164 and $20,111 for the nine months ended September 30, 2016 and 2015, respectively, and $9,305 and $6,746 for the three months ended September 30, 2016 and 2015, respectively.
Annual amortization expense is expected to be approximately $527,524 over each of the next five years.
Note 10 - Prepaid Expenses and Other Receivables
Other current assets consisted of the following at September 30, 2016 and December 31, 2015:
	September 30, 2016	December 31, 2015

Prepaid expenses	$1,291,019	$526,016
Other receivables	14,308	654,436
Total	$1,305,327	$1,180,452
As of September 30, 2016, other receivables mainly represented a deposit paid to PayPal of approximately $10,100, and others of approximately $4,300. As of December 31, 2015, other receivables mainly represented VAT recoverable of approximately $485,000, government grant receivable of approximately $77,000, a deposit paid to PayPal of approximately $20,000 and amounts due from employees of approximately $28,000.
As of September 30, 2016, prepaid expenses included prepayments to furniture designers of approximately $24,800, consulting fees of approximately $107,700, insurance expenses of approximately $128,200, and other prepaid expenses of approximately $30,500. As of December 31, 2015, prepaid expenses included prepayments for marketing expense of approximately $338,900, consulting fees of approximately $47,800, insurance expenses of approximately $102,600, and other prepaid expenses of approximately $36,700.
In addition, on September 22, 2016, in order to promote the Company’s image and extend its customer reach, the Company entered into a memorandum of understating with an unrelated party whereby the Company agreed to pay a total fee of $16,000,000 for a period of twelve months, commencing on December 31, 2016, to finance the establishment and promotion of the unrelated party’s Academic E-commerce platform and integrated training center in Hong Kong. As of September 31, 2016, the Company prepaid $1,000,000 to the unrelated party. The Company prepaid a further amount of $6,000,000 in October 2016.

Note 11 - Accrued Liabilities and Other Payables
Accrued liabilities and other payables consisted of the following as of September 30, 2016 and December 31, 2015:
	September 30, 2016	December 31, 2015

Payables to contractors	$-	$182,631
Other payables	18,842	212,549
Salary payable	73,411	747,236
Financed insurance premiums	133,932	66,960
Accrued consulting fees	24,388	19,078
Accrued rents	279,892	135,673
Accrued commission	436,191	460,475
Accrued marketing expense	-	450,000
Accrued expenses, others	162,885	310,020

Total	$1,129,541	$2,584,622
As of September 30, 2016 and December 31, 2015, other accrued expenses mainly included legal and professional fees, transportation expenses and utilities.  Other payables represented other tax payable.
Note 12 - Deposit received from Buyer
In September 2016, the Company received $5,500,000 from Kuka Design Limited as a deposit and first installment for the sale of Nova Furniture BVI and its subsidiaries (See Note 3 – Discontinued Operations).
Note 13 - Assets held for sales and liabilities held for sales
On September 23, 2016, the Company entered a Share Transfer Agreement with Kuka Design Limited to sell all of the equity interests in Nova Furniture BVI, and consequently Nova Furniture BVI’s wholly-owned subsidiaries, Nova Dongguan, Nova Museum and Nova Dingnuo (See Note 3 – Discontinued Operations). Accordingly, the assets have been recognized as assets held for sale, and the liabilities have been recognized as liabilities held for sale as of September 30, 2016.
Assets held for sale included in the condensed consolidated balance sheet as of September 30, 2016 comprised the following:
US$
Assets of Nova Dongguan	23,214,833
Assets of Nova Museum	201,048
Assets of Nova Dingnuo	1,639,438
Total	25,055,319
Liabilities held for sale included in the condensed consolidated balance sheets as of September 30, 2016 comprised the following:
US$
Liabilities of Nova Dongguan	9,941,451
Liabilities of Nova Museum	5,282
Liabilities of Nova Dingnuo	945,174
Total	10,891,907

Note 14 - Lines of Credit
Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.25% and maturity on June 1, 2015. On June 8, 2015, the bank extended and modified the terms of the loan agreement to extend the line of credit up to a maximum of $6,000,000 until July 31, 2015 and $5,000,000 thereafter with an annual interest rate of 4.25% and maturity on September 1, 2015 (the term of which the bank allowed to extend until the renewal described in the following sentence while the bank conducted its own audit associated therewith). On September 28, 2015, Diamond Bar extended the line of credit up to a maximum of $6,000,000 with annual interest of 3.75% (4% from December 17, 2015) and maturity on June 1, 2017. On January 20, 2016, Diamond Bar increased the line of credit up to a maximum of $8,000,000 with annual interest of 3.5%.  The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of September 30, 2016 and December 31, 2015, Diamond Bar had $6,185,732 and $5,659,357 outstanding on the line of credit, respectively.  During the nine months ended September 30, 2016 and 2015, the Company recorded interest expense of $167,381 and $149,418, respectively; and $61,127 and $49,505 for the three months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, Diamond Bar had $1,814,268 available for borrowing without violating any covenants.
The Diamond Bar loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $10 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iii) the pre-tax income must be not less than 1.000% of total revenue quarterly; and (iv) maintain a current ratio in excess of 1.250 to 1.000. As of September 30, 2016, Diamond Bar was in compliance with the stated covenants.  In addition, the loan agreement provides for a cross default provision whereby an event of default on this loan will cause the Nova Macao loan, which is described below, to also be in default, as both loans are from the same lender.
On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,016,045 (RMB 20 million) with maturity on April 24, 2015.  On November 20, 2014, the Company paid off the line of credit and entered into a new agreement with a reduced line of credit of up to $1,508,023 (RMB 10 million) with a maturity on May 19, 2015.  On May 5, 2015, Nova Dongguan extended the line of credit of $527,808 (RMB 3.5 million) and $980,215 (RMB 6.5 million) with maturities on September 6, 2015 and October 18, 2015, respectively. On September 21, 2015, Nova Dongguan paid off the lines of credit and entered into a new agreement with an increased line of credit of up to $3,016,045 (RMB 20 million) for a period up to September 20, 2018. As of September 30, 2016 and December 31, 2015, Nova Dongguan had $2,994,998 (RMB 20.0 million) and $2,756,560 (RMB 17.9 million) outstanding, respectively. The loan of $1,931,773 (RMB 12.9 million) currently bears monthly interest of 0.51458% and requires monthly payment of the interest. The loan is due for repayment on September 24, 2016. On September 23, 2016, this line of credit was extended to October 24, 2016. On November 10, 2015, Nova Dongguan borrowed an additional $748,750 (RMB 5.0 million), which bears monthly interest of 0.47125% and requires monthly payment of the interest with maturity date on November 9, 2016. On January 26, 2016, Nova Dongguan borrowed an additional $314,475 (RMB 2.1 million), which bears monthly interest of 0.47125% and requires monthly payment of the interest with maturity date on January 25, 2017. The loans are secured by the buildings of Nova Dongguan and are guaranteed by the Company’s CEO. During the nine months ended September 30, 2016 and 2015, the Company recorded interest expense of $130,358 and $76,386, respectively; $41,866 and $21,521 for the three months ended September 30, 2016 and 2015, respectively, related to the applicable line of credit agreements. As of September 30, 2016, Nova Dongguan had $0 available for borrowing without violating any covenants.  On October 24, 2016, Nova Dongguan repaid $1,931,774 (RMB 12,900,000) to the bank for this line of credit.
On January 22, 2015, Nova Macao renewed a line of credit, with an annual interest rate of 4.25% and principal of up to $6,500,000, with a commercial bank in Hong Kong to extend the maturity date to January 29, 2016. On February 16, 2016, Nova Macao extended the maturity date of line of credit to January 31, 2017, with an annual interest rate of 4% and principal of up to $6,500,000. The loan requires monthly payment of interest and that the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance and is guaranteed by Nova LifeStyle and Diamond Bar. As of September 30, 2016 and December 31, 2015, Nova Macao had $1,848,000 outstanding on the line of credit. During the nine months ended September 30, 2016 and 2015, the Company paid interest of $57,304 and $59,776, respectively; $18,890 and $20,071 for the three months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the Company had $4,652,000 available for borrowing without violating any covenants.
The Nova Macao loan has the following covenants: (i) total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $6,500,000, (b) the insurance claim limit and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible accounts receivable are insured buyers by Sinosure assigned to the bank and within established insurance limit; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount shall be settled within 7 days by Nova Macao. As of September 30, 2016, Nova Macao was in compliance with the stated covenants.

Note 15 - Related Party Transactions
On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president. The lease is to be renewed at the beginning of each year. On March 7, 2016, the Company renewed the lease for an additional one year term. The lease was $32,916 for one year and only for use during two furniture exhibitions to be held between April 1, 2016 and March 31, 2017. During the nine and three months ended September 30, 2016 and 2015, the Company paid rental amounts of $32,916, and are included in selling expenses.
Note 16 - Deferred Rent Payable
Deferred rent payable represented supplemental payments the Company must pay to the residents who originally lived on the land in Dongguan, Guangdong Province, China, to which the Company acquired land use rights for commercial use.
The Company is required to pay an annual management fee of RMB 1,500 ($226) per mu for a total 17.97 mu, or 11,977.42 square meters, from 2016 for 60 years for a total of approximately $315,000 (RMB 2.10 million). The payment will be made annually with a 5% increase every 5 years. The Company records such fees as expenses on a straight-line basis.
With respect to the supplemental payments the Company must pay the residents who originally lived on the land in Dongguan, Guangdong Province, China, as described in the first sentence of this Note 15, the Company is required to pay an annual amount at RMB 800 ($121) per mu for a total of 60 mu (or 40,000 square meters) starting from 2003 for 60 years for a total of approximately $768,000 (RMB 5.13 million). The payment increases 10% every 5 years. The Company records such expense on a straight-line basis.  During the nine months ended September 30, 2016 and 2015, the Company recorded expense of $13,831 and $14,735, respectively. During the three months ended September 30, 2016 and 2015, the Company recorded expense of $4,544 and $4,840, respectively. As of September 30, 2016 and December 31, 2015, the Company had $84,709 and $89,904 of deferred rent payable, respectively.
Note 17 - Stockholders’ Equity
Warrants

Following is a summary of the warrant activity for the nine months ended September 30, 2016:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2016	2,050,001	2.74	4.82
Granted	-	-	-
Exercised / surrendered	75,000	2.71	-
Expired	50,000	4.00	-
Outstanding at September 30, 2016	1,925,001	2.71	4.17
Exercisable at September 30, 2016	1,925,001	2.71	4.17
Shares issued to IR Firm
On July 1, 2014, the Company entered into a contract with an investor relations firm. The Company agreed to issue 100,000 shares of the Company’s common stock to the firm for 12 months of investor relation services.  The fair value of the 100,000 shares of common stock was $462,000; the fair value was calculated based on the stock price of $4.62 per share on July 1, 2014, and was amortized over the service term. During the nine months ended September 30, 2016 and 2015, the Company amortized $0 and $231,000 as IR expenses, respectively. During the three months ended September 30, 2016 and 2015, the Company amortized $0 and $0 as IR expenses, respectively.

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
On August 15, 2014, the Company entered into a consulting agreement with a consulting firm for general business advisory, marketing and administration, and business strategy consulting services effective on September 1, 2014. The Company agreed to issue 10,000 shares of common stock to the firm for 12 months of consulting services starting on September 1, 2014. The fair value of the 10,000 shares of common stock was $42,000, which was calculated based on the stock price of $4.20 per share on September 1, 2014, and was amortized over the service term.  During the nine months ended September 30, 2016 and 2015, the Company amortized $0 and $26,250 as consulting expenses, respectively. During the three months ended September 30, 2016 and 2015, the Company recorded $0 and $5,250 each as consulting expense, respectively.
On December 1, 2014, the Company entered into a consulting agreement with a consulting firm for management consulting services effective on December 1, 2014. The Company agreed to issue 60,000 shares of the Company’s common stock to the firm for three years of consulting services. The shares will be issued according to the following vesting schedule set forth as follows: The initial 10,000 shares were required to be issued within 30 days upon signing of the agreement; for the remaining 50,000 shares, the Company has issued or will issue to the consultant 10,000 shares of common stock on or before each of June 1, 2015, December 1, 2015, June 1, 2016, December 1, 2016 and June 1, 2017. The Company or the consultant may terminate the agreement at any time by 90 days’ written notice to the other party. The fair value of the 60,000 shares was $224,400, which was calculated based on the stock price of $3.74 per share on December 1, 2014 and will be amortized over the service term. During the nine months ended September 30, 2016 and 2015, the Company amortized $56,100 and $56,100 as consulting expenses, respectively. During the three months ended September 30, 2016 and 2015, the Company amortized $18,700 and $18,700 as consulting expenses, respectively.
On March 1, 2015, the Company entered into a marketing agreement with a consultant for marketing and product promotion services effective on March 1, 2015. The Company agreed to grant the consultant $100,000 worth of shares of the Company’s common stock for 12 months of consulting services starting on March 1, 2015. The shares vested immediately on March 1, 2015. The share price was calculated as the average closing price per share for ten trading days immediately prior to the execution of the agreement and was amortized over the service term. On March 9, 2015, the Company issued 38,745 shares at an average price of $2.581 per share to the consultant. During the nine months ended September 30, 2016 and 2015, the Company amortized $16,667 and $58,333 as consulting expenses, respectively. During the three months ended September 30, 2016 and 2015, the Company amortized $0 and $25,000 as consulting expenses, respectively.
On September 14, 2015, the Company entered into a business marketing advisory agreement with a consultant for marketing and general consulting services effective on August 15, 2015. The Company agreed to pay the consultant a monthly fee of $5,000 and also granted 18,348 shares of the Company’s common stock to the consultant for 12 months of services starting on August 15, 2015. Twenty-five percent (25%) of those shares vested on November 15, 2015, 25% on February 15, 2016, 25% on May 15, 2016 and the remaining 25% vest on August 15, 2016. The fair value of the 18,348 shares was $45,870, which was calculated based on the stock price of $2.50 per share on August 15, 2015 and will be amortized over the service term. During the nine months ended September 30, 2016 and 2015, the Company amortized $5,734 as consulting expenses. During the three months ended September 30, 2016 and 2015, the Company amortized $5,734 as consulting expenses.

On February 1, 2016, the Company entered into a marketing agreement with a consultant for marketing development strategies and consulting services for 15 months. The Company agreed to grant the consultant 10,000 shares of the Company’s common stock per month, for a total commitment of 150,000 shares of common stock. The fair value of the 150,000 shares was $204,000, which was calculated based on the stock price of $1.36 per share on February 1, 2016, the date the agreement was executed, and will be amortized over the service term. During the nine months ended September 30, 2016, the Company amortized $108,800 as consulting expenses. During the three months ended September 30, 2016, the Company amortized $40,800 as consulting expenses.
On February 1, 2016, the Company entered into an agreement with a consultant for E-Commerce consulting service with a term of 24 months. The Company agreed to grant the consultant 10,000 shares of the Company’s common stock per month, for a total commitment of 240,000 shares. Twelve and half percent (12.5%) of those shares vested or will vest on April 30, 2016, 12.5% on July 30, 2016, 12.5% on October 31, 2016, 12.5% on January 31, 2017, 12.5% on April 30, 2017, 12.5% on July 30, 2017, 12.5% on October 31, 2017, and the remaining 12.5% on January 31, 2018. The fair value of the 240,000 shares was $326,400, which was calculated based on the stock price of $1.36 per share on February 1, 2016, the date the agreement was executed, and will be amortized over the service term. During the nine months ended September 30, 2016, the Company amortized $108,800 as consulting expenses. During the three months ended September 30, 2016, the Company amortized $40,800 as consulting expenses.
On February 1, 2016, the Company entered into a consulting agreement with a consultant for planning, coordinating and strategy implementation services for a term of 6 months. The Company agreed to grant the consultant $10,000 worth of shares of the Company’s common stock per month. During the nine months ended September 30, 2016, 68,000 shares vested, based on the stock prices as of the end of each month commencing February 2016 and concluding September 2016. During the nine months ended September 30, 2016, the Company amortized $60,000 as consulting expense. During the three months ended September 30, 2016, the Company amortized $10,000 as consulting expenses.
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

The Company recorded $767,096 and $17,644 as expense from change in fair value and extinguishment of the warrant liability for the nine and three months ended September 30, 2015, respectively.

In connection with a Securities Purchase Agreement entered into on May 28, 2015, the Company issued 660,030 shares of common stock to the holders of the Company’s Series A Warrants in exchange for the termination and surrender of such warrants, 310,478 shares of the Company’s common stock was issued to the holders of the Company’s Series C Warrants in exchange for the surrender and termination of such warrants, and 92,404 shares of the Company’s common stock were issued to the placement agent of the Company’s Placement Agent Warrants in exchange for the surrender and termination of such warrants.  As of September 30, 2016, there were no warrants from the April 14, 2014 private placement outstanding.

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
In a concurrent private placement, the Company also sold to the Purchasers a warrant to purchase one share of the Company’s common stock for each share purchased for cash in the offering, pursuant to that certain common stock Purchase Warrant, by and between the Company and each Purchaser (the “2015 Warrants”). The 2015 Warrants became exercisable beginning on the six month anniversary of the date of issuance (the "Initial Exercise Date") at an exercise price of $2.71 per share and will expire on the five year anniversary of the Initial Exercise Date. The purchase price of one share of the Company’s common stock under the 2015 Warrants is equal to the exercise price.
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
Shares Issued to Independent Directors
In July 2014, the Company entered into restricted stock award agreements under the 2014 Omnibus Long-Term Incentive Plan with four independent directors of the Board. The Company agreed to grant 5,000 shares of the Company’s common stock to one independent director and 4,000 shares to each of its other three independent directors, in each case with a grant date of July 9, 2014. The restricted period lapsed as to 25% of the restricted stock on each of the three-month, six-month, nine-month and twelve-month anniversaries of the grant date. The fair value of these shares was $75,990, which was calculated based on the stock price of $4.47 per share on July 9, 2014. During the nine months ended September 30, 2016 and 2015, the Company amortized $0 and $36,889 as directors’ stock compensation expenses, respectively. During the three months ended September 30, 2016 and 2015, the Company amortized $0 and $1,777 as directors’ stock compensation expenses, respectively.
In March 2015, the Company entered into restricted stock award agreements under the 2014 Omnibus Long-Term Incentive Plan with three independent directors of the Board. The Company agreed to grant 12,195 shares of the Company’s common stock to each of these independent directors with a grant date of March 24, 2015. The restricted period lapses as to 25% of the restricted stock on September 30, 2015, December 31, 2015, March 31, 2016 and September 30, 2016, subject to the director remaining in the continuous service of the Company or its affiliates on each applicable vesting date. The fair value of these shares was $119,999, which was calculated based on the stock price of $3.28 per share on March 24, 2015. During the nine months ended September 30, 2016 and 2015, the Company amortized $26,959 and $62,794 as directors’ stock compensation expenses, respectively. During the three months ended September 30, 2016 and 2015, the Company amortized $0 and $30,246 as directors’ stock compensation expenses, respectively.

In May 2015, the Company entered into a restricted stock award agreement under the 2014 Omnibus Long-Term Incentive Plan with a new independent director. The Company agreed to grant 12,195 shares of the Company’s common stock to the new independent director with a grant date of May 19, 2015. The restricted period lapses as to 25% of the restricted stock on September 30, 2015, December 31, 2015, March 31, 2016 and September 30, 2016, subject to the director remaining in the continuous service of the Company or its affiliates on each applicable vesting date. The fair value of these shares was $38,292, which was calculated based on the stock price of $3.14 per share on May 19, 2015. During the nine months ended September 30, 2016 and 2015, the Company amortized $14,478 and $19,199 as directors’ stock compensation expenses, respectively. During the three months ended September 30, 2016 and 2015, the Company amortized $0 and $9,652 as directors’ stock compensation expenses, respectively.
On August 9, 2016, the Board approved a restricted stock award agreement under the 2014 Omnibus Long-Term Incentive Plan with four independent directors. The Company agreed to grant $40,000 worth of stocks to each of its four independent directors. The restricted period lapses as of 25% of the restricted stock granted and vested on September 30, 2016 based on the closing price of common stock on Nasdaq as of August 9, 2016, 25% of the restricted stock granted and vested on December 31, 2016 based on the closing price of common stock on Nasdaq as of September 30, 2016, 25% of the restricted stock granted and vested on March 31, 2017 based on the closing price of common stock on Nasdaq as of December 31, 2016, and 25% of the restricted stock granted and vested on June 30, 2016 based on the closing price of common stock on Nasdaq as of March 31, 2017. During the nine and three months ended September 30, 2016, the Company amortized $23,233 as directors’ stock compensation expenses.
Shares Issued to Employees and Service Providers
On May 18, 2016, the Company entered into agreements with three designers for product design services for a term of 24 months. The Company agreed to grant each designer 240,000 shares of the Company’s common stock. Twenty five percent (25%) of those shares vested or will vest on May 31, 2016, 25% on December 18, 2016, 25% on June 18, 2017 and the remaining 25% on December 18, 2017. The fair value of these shares was $388,800, which was calculated based on the stock price of $0.54 per share on May 18, 2016, the date the agreement was executed, and will be amortized over the service term. During the nine and three months ended September 30, 2016, the Company amortized $72,434 and $49,000 as stock compensation expenses, respectively.
On May 20, 2016, the Company entered into restricted stock award agreements under the 2014 Omnibus Long-Term Incentive Plan with the Company’s non-director employees for their hard work and dedication over the past years. The Company’s agreed to grant an aggregate 600,000 shares of the Company’s common stock to the Company’s employees on May 20, 2016. The shares were fully vested as of the grant date. The fair value of these shares was $366,000, which was calculated based on the stock price of $0.61 per share on May 20, 2016. During the nine and three months ended September 30, 2016, the Company recorded $366,000 and $0 as stock compensation expenses, respectively.
Note 18 - Statutory Reserves
As a U.S. holding company, the Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiary, Nova Macao, only out of the subsidiary’s retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of Nova Macao. Pursuant to the corporate laws of the PRC and Macao, including the PRC Regulations on Enterprises with Foreign Investment, Nova Macao is required to maintain a statutory reserve by appropriating from after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. As a result of the PRC laws and regulations described below that require such annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as a general statutory reserve fund, Nova Macao is restricted in its ability to transfer a portion of its net assets to the Company as a dividend.
Surplus Reserve Fund
Prior to the Company’s divestment of Nova BVI, Nova Dongguan and Ding Nuo were required to transfer 10% of net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the subsidiary’s registered capital. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholdings or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issuance is not less than 25% of the registered capital.

At September 30, 2016 and December 31, 2015, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital. Nova Dongguan and Ding Nuo did not make any transfer to surplus reserves due to their accumulated deficit.
Common Welfare Fund
The common welfare fund is a voluntary fund to which Nova Macao can elect to transfer 5% to 10% of its net income. This fund can only be utilized on capital items for the collective benefit of the subsidiary’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. Nova Macao does not participate in this voluntary fund.
Note 19 - Geographical Sales
Geographical distribution of sales consisted of the following for the nine and three months ended September 30, 2016 and 2015:
	For nine months ended September 30,		For three months ended September 30,
Geographical Areas	2016	2015	2016	2015

North America	52,539,699	56,985,282	22,529,655	21,581,914
Asia*	3,596,850	2,131,136	1,748,750	753,325
Europe	10,739,127	6,924,119	2,932,288	1,368,953
Australia	3,445,635	386,601	1,356,201	159,032
Hong Kong	2,194,115	248,302	1,897,420	201,095
Other countries	233,546	50,371	74,604	-
	$72,748,972	$66,725,811	$30,538,918	$24,064,319

* excluding Hong Kong
Note 20 - Commitments and Contingencies
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
On January 7, 2014, the Company entered into a sublease agreement with Diamond Bar for warehouse space with a five year term commencing on November 1, 2013 and expiring on October 31, 2018. The Company subleased a portion of its warehouse space to one of its customers with a one-year term commencing on December 1, 2013 and expiring on November 30, 2014. The Company renewed the contract for another one-year term on November 30, 2014. On October 1, 2015, the Company extended the contract for a one-year term with expiration on October 31, 2016. On November 1, 2016, the Company extended the contract for one-year term with expiration on October 31, 2017.  The sublease income was recorded against the rental expense. During the nine months ended September 30, 2016 and 2015, the Company recorded $60,231 and $55,224 sublease income, respectively. During the three months ended September 30, 2016 and 2015, the Company recorded $20,077 and $18,337 sublease income, respectively.
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

Total rental expense for the nine months ended September 30, 2016 and 2015 was $510,018 and $495,782, respectively. Total rental expense for the three months ended September 30, 2016 and 2015 was $180,528 and $159,847, respectively. The rental expense is recorded on a straight-line basis over the term of the lease.
The total minimum future lease payments are as follows:
12 Months Ended September 30,	Amount
2017	$580,365
2018	565,880
2019	47,271
2020	-
2021	-
Thereafter	-
Total	$1,193,516
Employment Agreements
On May 3, 2013, the Company entered into an amended and restated employment agreement with Thanh H. Lam to serve as the Company’s president for a five-year term. The agreement provides for an annual salary of $80,000, a grant of 200,000 shares of the Company’s common stock and an annual bonus at the sole discretion of the Board. The 200,000 shares to be issued to Ms. Lam are subject to the terms of a stock award agreement. The first 50,000 shares of common stock were vested immediately, and the remaining shares vest at 50,000 shares per year for three years on each anniversary of the effective date of the stock award agreement. The fair value of the shares was based on the stock price of $3.82 per share on May 3, 2013. During the nine months ended September 30, 2016 and 2015, the Company recorded $64,626 and $95,500, as stock-based compensation to Ms. Lam, respectively. During the three months ended September 30, 2016 and 2015, the Company recorded $0 and $47,750 as stock-based compensation to Ms. Lam, respectively.
On November 10, 2014, the Company’s Board of Directors ratified the 2015 annual compensation of the Company’s Chief Executive Officer, Chief Financial Officer and President as approved by the Company’s Compensation Committee, and, upon the recommendation of the Company’s Compensation Committee, approved the grant of Restricted Stock Units to the Company’s CEO, CFO and President.  The cash compensation for such officers remained the same as in 2014 ($100,000 for CEO, $80,000 for CFO and $80,000 for the President).  In addition, each of them received a grant of 46,403 Restricted Stock Units (“RSU”).  The fair value of the 46,403 shares of RSU was $200,000, which was calculated based on the stock price of $4.31 per share on October 27, 2014, the date the awards were determined by the Compensation Committee.  The RSU grants vested 25% on March 30, 2015, 25% on June 30, 2015, 25% on September 30, 2015 and 25% on December 31, 2015. During the nine months ended September 30, 2016 and 2015, the Company recorded $0 and $450,000, respectively, as stock-based compensation to the officers. During the three months ended September 30, 2016 and 2015, the Company recorded $0 and $150,000 as stock-based compensation to the officers, respectively.
On March 21, 2016, the Company granted Restricted Stock Units to the Company’s CEO, CFO and President.  Each of them will receive a grant of 100,000 Restricted Stock Units (“RSU”). The fair value of the 300,000 shares of RSU was $360,000, which was calculated based on the stock price of $1.20 per share on March 21, 2016.  The RSU grants vested 25% on March 30, 2016 and 25% on September 30, 2016; the remaining RSU grants will vest according to the following schedule: 25% on September 30, 2016 and 25% on December 31, 2016. During the nine and three months ended September 30, 2016, the Company recorded $270,000 and $90,000 as stock-based compensation to the officers, respectively.
On March 25, 2016, the Company entered into one-year employment agreements, effective as of November 11, 2015, with Mr. Ya Ming (Jeffrey) Wong and Mr. Yuen Ching (Sammy) Ho to serve as the Company’s CEO and CFO, respectively. These agreements are in substantially the same form as the previous one-year employment agreements entered into on March 25, 2015 (which expired by their terms), and provide for annual salaries of $100,000 for Mr. Wong and $80,000 for Mr. Ho, and annual bonuses at the sole discretion of the Board of Directors.  The employment agreements also reflect the RSU grants described in the immediately preceding paragraph. On October 3, 2016, Mr. Wong resigned his position as CEO, terminated his employment agreement, and forfeited 25,000 RSUs granted to him under such agreement.

Note 21 - Subsequent Events
The Company has evaluated all events that have occurred subsequent to September 30, 2016 through the issuance of the consolidated financial statements and the following subsequent event has been identified that requires disclosure in this section.
Completion of Sale of Nova Furniture BVI
On October 25, 2016, Nova Samoa completed the transfer of its entire ownership of Nova Furniture BVI. The total purchase price for Nova BVI was $8,500,000, which was fully paid on October 6, 2016.

On November 10, 2016, Nova Samoa entered into a Trademark Assignment Agreement (the "Agreement") with Kuka Design BVI.  Pursuant to the terms of the Agreement, Nova Samoa agreed to assign to the Kuka Design BVI its full right to, and title in, the NOVA trademark in China for $6,000,000 (the "Assignment Fee").  Kuka Design BVI shall pay the Assignment Fee in two installments: $1,000,000 on or before November 30, 2016, and $5,000,000 on or before December 31, 2016.

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
The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our 2015 Form 10-K. All references to the third quarter and first nine months of 2016 and 2015 mean the three and nine-month periods ended September 30, 2016 and 2015, respectively.  In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2015 Form 10-K.
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
Nova LifeStyle’s brand family currently includes Diamond Sofa (www.diamondsofa.com), Colorful World, Giorgio Mobili, and Bright Swallow.
Our customers principally consist of distributors and retailers having specific geographic coverages that deploy middle to high end private label home furnishings having very little competitive overlap within our specific furnishings products or product lines.  Nova LifeStyle is constantly seeking to integrate new sources of distribution and manufacturing that are properly aligned with our growth strategy, thus allowing us to continually focus on building both same store sales growth as well as drive the expansion of our overall distribution and manufacturing relationships through a deployment of popular, as well as trend-based furnishing solutions worldwide.

We are a U.S. holding company with no material assets other than the ownership interests of our wholly owned subsidiaries through which we market, design, manufacture and sell residential furniture worldwide: Nova Samoa, Nova Macao, Bright Swallow, and Diamond Bar. Nova Macao was organized under the laws of Macao on May 20, 2006. Nova Macao is a wholly owned subsidiary of Nova Lifestyle.  Diamond Bar is a California corporation organized on June 15, 2000, which we acquired pursuant to a stock purchase agreement on August 31, 2011.  On April 24, 2013, we acquired all of the outstanding stock of Bright Swallow; the purchase price was $6.5 million in cash and was fully paid at the closing of the acquisition.
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
IKEA has strict standards and processes to choose and qualify its vendors and suppliers.  In order to be qualified as an IKEA supplier, a company must go through a review, inspection and approval process according to IKEA standards which include the supplier’s operating history, manufacturing facility and equipment, production capacity, raw materials, employee benefits and work safety, environmental protection and compliance with laws and regulations, among other things.  Nova began the discussions with IKEA to become a supplier in 2012.  In order to expedite the qualification process with IKEA, we decided to incorporate a new company and construct a new facility/workshop in full compliance with IKEA's special requirements. Therefore, we incorporated Ding Nuo, built a manufacturing facility/workshop and leased it to Ding Nuo specifically for engaging in business with IKEA.  In early September 2014, Ding Nuo completed production of an initial purchase order from IKEA.  The purchase was made under a Contract Review Trading Area – Supplier.   IKEA finished installing a Purchase Agreement (the “PUA”) system into Nova’s computer system in early October 2014, so that IKEA is able to place future orders through the system for Nova to execute.   Ding Nuo successfully fulfilled IKEA’s testing orders (in terms of timing, product quality, delivery and other requirements), and at IKEA’s request, completed test manufacturing of certain new styles and furniture for which demand is well-established.  Additionally, Ding Nuo passed IKEA’s quality inspection.  IKEA has provided us with a yearly order plan and adjusted the yearly order plan to increase the order volume in June and August of 2015. For the nine months ended September 30, 2016, IKEA maintained the same order volume as in August of 2015.  During the first quarter of 2016, IKEA’s research and development team introduced approximately ten SKUs (i.e., different product lines) to our research and development team.  Prior to the disposal of our subsidiary Nova Furniture BVI, we were  in the process of preparing samples and discussing different construction and material details based on IKEA’s proposals.  During the third quarter of 2016, IKEA had confirmed and approved two SKUs.
Our experience developing and marketing products for international markets has enabled us to develop the scale, logistics, marketing, manufacturing efficiencies and design expertise that serve as the foundation for us to expand aggressively into the highly attractive U.S., Canadian and Chinese markets. On November 10, 2016, Nova Samoa (“Assignor”) entered into a Trademark Assignment Agreement with Kuka Design BVI (“Assignee”).  Pursuant to the terms of the Trademark Assignment Agreement, Assignor agreed to assign to the Assignee its full right to, and title in, the NOVA trademark in China for $6,000,000 (the “Assignment Fee”).  Assignee shall pay the Assignment Fee in two installments: $1,000,000 on or before November 30, 2016, and $5,000,000 on or before December 31, 2016. A copy of the Trademark Assignment Agreement is attached hereto as Exhibits 10.1 and is incorporated herein by reference.

On September 23, 2016, Nova Samoa, a wholly-owned subsidiary of Nova LifeStyle, Inc. (the “Company”), entered into a Share Transfer Agreement (the “Agreement”) with Kuka Design Limited, an unrelated company incorporated in British Virgin Islands (“Kuka Design BVI” or “Buyer”). Pursuant to the terms of the Agreement, the Seller sold all of the issued and outstanding shares of Nova Furniture Ltd. in BVI (“Nova Furniture BVI”), a wholly owned subsidiary of the Seller to the Buyer for a total of $8,500,000 (the “Transaction”), which such value was primarily derived from Nova Furniture BVI’s direct wholly-owned operating entity Nova Furniture (Dongguan) Co., Ltd. in China (“Nova Dongguan”), and Nova Dongguan’s wholly owned subsidiary Nova Dongguan Chinese Style Furniture Museum (“Nova Museum”) and 90.91% owned subsidiary Dongguan Ding Nuo Household Products Co., Ltd. (“Ding Nuo”). In connection with the Transaction, the Company undertook certain restructuring actions prior to the execution of the Agreement, including the following: (i) the Company incorporated a new direct wholly-owned subsidiary, Nova Samoa; (ii) the Company transferred another direct wholly-owned subsidiary, Nova Furniture BVI, to Nova Samoa, whereby Nova Furniture BVI became a direct wholly-owned subsidiary of Nova Samoa and an indirect wholly-owned subsidiary of the Company; and (iii) Nova Furniture BVI transferred its wholly-owned subsidiary, Nova Macao, to the Company, whereby Nova Macao became a direct wholly-owned the subsidiary of the Company. Nova Samoa, Nova Furniture BVI and Nova Macao were all direct or indirect wholly owned subsidiaries of the Company before the consummation of the Transaction. Upon consummation of the Transaction on October 25, 2016, the Buyer became the sole owner of Nova Furniture BVI.
On November 10, 2016, Nova Samoa entered into a Trademark Assignment Agreement with Kuka Design BVI.  Pursuant to the terms of the Trademark Assignment Agreement, Nova Samoa agreed to assign to the Kuka Design BVI its full right to, and title in, the NOVA trademark in China for $6,000,000 (the "Assignment Fee").  Kuka Design BVI shall pay the Assignment Fee in two installments: $1,000,000 on or before November 30, 2016, and $5,000,000 on or before December 31, 2016. A copy of the Trademark Assignment Agreement is attached hereto as Exhibits 10.1 and is incorporated herein by reference.

Principal Factors Affecting Our Financial Performance
Significant factors that we believe could affect our operating results are the (i) cost of raw materials; (ii) prices of our products to our international retailer and wholesaler customers and their markups to end consumers; (iii) consumer acceptance of our new brands and product collections; and (iv) general economic conditions in the U.S., Canadian, Chinese, European and other international markets. We have experienced and anticipate continued fluctuation in raw material costs as a result of world economic conditions, such as the price of stainless and carbon steel. Generally, we can pass raw material cost increases on to our customers, but there may be a time lag as we renegotiate pricing with our customers on existing products and introduce new product collections. We attempt to mitigate short-term risks of raw material price swings in between customer price negotiations by purchasing some raw materials in advance based on forecasted production needs. In addition, we are less susceptible to these short-term raw material pricing risks in the Chinese retail market because we reserve the right under our product franchise agreements to adjust our wholesale and retail product pricing based on raw material price fluctuations, providing franchisees with at least one month’s notice prior to price adjustment. We believe most of our customers are willing to pay higher prices for our high quality and stylish products, timely delivery and strong production capacity, which we expect will allow us to maintain high gross profit margins for our products. We have diversified our products by introducing brands and product collections exclusively for China, acquiring the Diamond Sofa brand in the U.S. market and developing higher-margin products for the U.S. and international markets, and acquiring Bright Swallow for the Canadian market. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites also should allow us to maintain our high gross profit margins. The markets in North America, and particularly in Europe, remain challenging because such markets are experiencing a slower than anticipated recovery from the recent international financial crisis. However, we believe that discretionary purchases of furniture by middle to upper middle-income consumers, our target global consumer market, will increase along with expected growth in the worldwide furniture trade and the recovery of housing markets. Furthermore, we believe that our expansion of direct sales in the U.S. will have a positive impact on our net sales and net income, while helping to diversify our customer base and end consumer markets.
Critical Accounting Policies
While our significant accounting policies are described more fully in Note 2 to our accompanying consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this Management Discussion and Analysis.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for Nova LifeStyle and its subsidiaries, Diamond Bar, Bright Swallow, Nova Macao and Nova Samoa, and its former subsidiaries, Nova Furniture BVI, Nova Dongguan, Nova Museum and Ding Nuo.
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
Accounts Receivable
Our policy is to maintain an allowance for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  We maintained an allowance for bad debt of $418,887 and $484,936 as of September 30, 2016 and December 31, 2015, respectively.  During the nine months ended September 30, 2016 and 2015, bad debts from continuing operations were $33,818 and $651,989, respectively. During the three months ended September 30, 2016 and 2015, bad debts from continuing operations were $0 and $614,291, respectively. During the nine months ended September 30, 2016 and 2015, bad debts from discontinued operations were $552,611 and $0 respectively. During the three months ended September 30, 2016 and 2015, bad debts from discontinued operations were $552,611 and $0, respectively.

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
Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault.  As alternatives for the product return option, the customers have options of asking a discount from us for the products with quality issues or receiving replacement parts from us at no cost. The amount for return of products, the discount provided to the customers and cost for the replacement parts were immaterial for the nine and three months ended September 30, 2016 and 2015.
Foreign Currency Translation and Transactions
The accompanying consolidated financial statements are presented in USD. The functional currency of Nova LifeStyle, Nova Samoa, Nova Furniture BVI, Nova Macao, Bright Swallow, and Diamond Bar is the United States Dollar (“$” or “USD”). The functional currency of our PRC subsidiaries, Nova Dongguan, Nova Museum and Ding Nuo, is RMB. The functional currencies of our foreign operations are translated into USD for balance sheet accounts using the current exchange rates in effect as of the balance sheet date, except for equity account using the historical exchange rate, and for revenue and expense accounts using the weighted-average exchange rate during the fiscal year. The translation adjustments are recorded in the consolidated statements of income and comprehensive income, captioned “Accumulated other comprehensive income.” Gains and losses resulting from transactions denominated in foreign currencies are included in “Other income (expenses)” in the consolidated statements of income and comprehensive income. There have been no significant fluctuations in the exchange rate for the conversion of RMB to USD after the balance sheet date.
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
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-15 on its financial statements and related disclosures.
In October 2016, the FASB issued ASU No. 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a significant impact on its consolidated financial statements.
 In October 2016, the FASB issued ASU No. 2016-17 Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. This update amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a significant impact on its consolidated financial statements.
Results of Operations
Comparison of Three Months Ended September 30, 2016 and 2015
The following table sets forth the results of our operations for the three months ended September 30, 2016 and 2015. Certain columns may not add due to rounding.
	Three Months Ended September 30,
	2016		2015
	$	% of Sales	$	% of Sales
Net sales	30,538,918		24,064,319
Cost of sales	(25,935,832)	85%	(20,558,658)	85%
Gross profit	4,603,086	15%	3,505,661	15%
Operating expenses	(3,541,885)	12%	(2,963,488)	12%
Income from operations	1,061,201	3%	542,173	2%
Other expenses, net	(116,926)	-%	(90,681)	-%
Income tax (benefit) expense	(100,656)	-%	48,233	-%
Income from continuing operations	1,044,931	3%	403,259	2%
Loss from discontinued operations	(743,594)	(2%)	(372,854)	(2%)
Net income	301,337	1%	30,405	-%
Net Sales

Net sales for the three months ended September 30, 2016, were $30.54 million, an increase of 27% from $24.06 million in the same period of 2015; this increase in net sales resulted primarily from a 55% increase in average selling price, which was partially offset by a 19% decrease in sales volume. Our largest selling product categories in the three months ended September 30, 2016 and 2015 were sofas, beds and dining tables, which accounted for approximately 57%, 15% and 6% of sales, respectively, for the three months ended September 30, 2016; and 28%, 12% and 16% of sales, respectively, for the three months ended September 30, 2015.

The $6.47 million increase in net sales in the three months ended September 30, 2016, compared to the same period of 2015, was attributable to increased sales in Asia, Europe, Australia and Hong Kong. North American sales increased 4% to $22.53 million in the three months ended September 30, 2016, compared to $21.58 million in the same period of 2015, primarily due to aggressive changes to our product mix and our sales and marketing strategies aimed at diversifying sales. We sold high quality products while offering discounts during our promotion period, which lasted throughout the second quarter of 2016. Due to the increased sales volume of higher quality products relative to our other products, we generally sold our products at higher prices and in lower volumes. We continued to increase marketing efforts in the U.S. markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Europe were $2.93 million in the three months ended September 30, 2016, an increase of 114.2% from $1.37 million in the same period of 2015, primarily as a result of the improving European economy, which led to an increase in the volume of sales orders we received. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. Hong Kong sales increased to $1.70 million in the three months ended September 30, 2016, compared to $0.20 million in the same period of 2015, primarily due to an increase in the volume of sales orders from one customer who was engaged in a project in the United Kingdom. Sales to Australia increased to $1.36 million in the three months ended September 30, 2016, compared to $0.16 million in the same period of 2015, primarily due to an increase in sales order volume from new customers in that region. Sales to Asia, excluding Hong Kong, increased 132% to $1.75 million in the three months ended September 30, 2016, compared to $0.75 million in the same period of 2015, primarily due to increases of sales orders of our products from one customer in the Middle East.

Cost of Sales
Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead directly attributable to the production of our products. Total cost of sales increased 26% to $25.94 million in the three months ended September 30, 2016, compared to $20.56 million in the same period of 2015, due to an increase in purchases of products from third party manufacturers.
Gross Profit
Gross profit increased 31% to $4.60 million in the three months ended September 30, 2016, compared to $3.51 million in the same period of 2015. The increase in gross profit resulted primarily from an increase in sales and decrease in cost of sales as a percentage of net sales. Our gross profit margin increased slightly to 15.07% in the three months ended September 30, 2016, compared to 14.57% in the same period of 2015. In the third quarter of 2016, we sold a larger amount of high quality, and higher priced products.. As a result, our gross profit margin slightly increased as compared to the same period in 2015.
Operating Expenses
Operating expenses consist of selling, general and administrative expenses, and research and development expenses. Operating expenses were $3.54 million in the three months ended September 30, 2016, compared to $2.96 million in the same period of 2015. Selling expenses increased 78% to $2.05 million in the three months ended September 30, 2016, from $1.15 million in the same period of 2015, due primarily to increased marketing, shipping and handling costs. General and administrative expense decreased 18% to $1.49 million in the three months ended September 30, 2016, from $1.81 million in the same period of 2015, primarily caused by a decrease in bad debts of $618,000, This was notwithstanding an increase in stock-based compensation by approximately $127,000.
Other Expenses, Net
Other expenses, net was $116,926 in the three months ended September 30, 2016, compared with other expense, net, of $90,681 in the same period of 2015, representing an increase in other expense of $0.03 million. The increase in other expense was due primarily to increased interest expense of $26,959 to $96,535 in the three months ended September 30, 2016 from $69,576 as expense in the same period of 2015 and financial expense of $20,273 from $33,733 in the three months ended September 30, 2016 from $13,460 in the same period of 2015.
Income Tax (Benefit) Expense
Income tax benefit was $100,656 in the three months ended September 30, 2016, compared with tax expense of $48,233 in the same period of 2015.  The income tax benefit was mainly related to the reversal of our prior year ASC 740-10 (FIN 48) reserves due the statute of limitations expiration.

Loss from Discontinued Operations

The subsidiaries that we sold on October 25, 2016, Nova Furniture BVI, Nova Dongguan, Nova Museum, and Ding Nuo, are reported as discontinued operations in our consolidated financial statements. Loss from discontinued operations, net of tax, increased approximately $0.37 million, or 99%, from a loss of approximately $0.37 million for the three month period ended September 30, 2015 to a loss of approximately $0.74 million for the three month period ended September 30, 2016. The increase in loss was primarily attributable to a loss of approximately $0.10 million on disposal of fixed assets and bad debt expense of approximately $0.55 million incurred by Nova Dongguan in the three month period ended September 30, 2016..

Net Income

Net income was $0.30 million in the three months ended September 30, 2016, an increase of 891% from $0.03 million of net income for the same period of 2015. This increase was mainly due to an increased net sales by 27% for the three months ended September 30, 2016, compared to the same period of 2015, primarily as a result of increased sales volume of higher quality, higher priced products.  Our net income margin from continuing operations was 3.42% in the three months ended September 30, 2016, as compared with 1.75% for the same period of 2015 after excluding the loss on change in fair value and extinguishment of warrant liability in the amount of $17,644.
Comparison of Nine Months Ended September 30, 2016 and 2015
The following table sets forth the results of our operations for the nine months ended September 30, 2016 and 2015. Certain columns may not add due to rounding.
	Nine Months Ended September 30,
	2016		2015
	$	% of Sales	$	% of Sales
Net sales	72,748,972		66,725,811
Cost of sales	(62,091,435)	85%	(55,176,720)	83%
Gross profit	10,657,537	15%	11,549,091	17%
Operating expenses	(9,114,324)	13%	(7,515,443)	11%
Income from operations	1,543,213	2%	4,033,648	6%
Other expenses, net	(293,884)	-%	(980,872)	(2%)
Income tax expense	60,063	-%	111,936	-%
Income from continuing operations	1,189,266	2%	2,940,840	4%
Loss from discontinued operations	(1,476,572)	(2%)	(1,425,101)	(2%)
Net income (loss)	(287,306)	-	1,515,739	2%
Net Sales
Net sales for the nine months ended September 30, 2016, were $72.75 million, an increase of 9% from $66.73 million in the same period of 2015; this increase in net sales resulted primarily from a 42% increase in average selling price, which was partially offset by a 24% decrease in sales volume.   Our largest selling product categories in the nine months ended September 30, 2016 and 2015 were sofas, beds and dining tables, which accounted for approximately 59%, 9% and 8% of sales, respectively, for the nine months ended September 30, 2016; and 36%, 13% and 15% of sales, respectively, for the nine months ended September 30, 2015.
The $6.02 million increase in net sales in the nine months ended September 30, 2016, compared to the same period of 2015, was mainly due to increased sales to Australia, Europe and Hong Kong.  North American sales decreased 8% to $52.54 million in the nine months ended September 30, 2016, compared to $56.99 million in the same period of 2015, as we aggressively changed our product mix and our sales and marketing strategies aimed at diversifying sales. We sold high quality products while offering discounts during our promotion period, which lasted throughout the second and third quarter of 2016. We continued to increase marketing efforts in the U.S. markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Europe were $10.74 million in the nine months ended September 30, 2016, an increase of 55% from $6.92 million in the same period of 2015, primarily as a result of the improving European economy. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. Hong Kong sales increased to $2.19 million in the nine months ended September 30, 2016, compared to $0.25 million in the same period of 2015, primarily due to increase in the volume of sales orders from one customer who was engaged a project in the United Kingdom. Sales to Australia increased to $3.45 million in the nine months ended September 30, 2016, compared to $0.39 million in the same period of 2015, primarily due to an increase in sales order from new customers in that region. Sales to Asia, excluding Hong Kong, increased 69% to $3.60 million in the nine months ended September 30, 2016, compared to $2.13 million in the same period of 2015, primarily due to the increases of sales orders from one customer in the Middle East.

Cost of Sales
Cost of sales consists primarily of finished goods purchased from other manufacturers. Total cost of sales increased 13% to $62.09 million in the nine months ended September 30, 2016, compared to $55.18 million in the same period of 2015, due primarily to increase in purchases of products from third party manufacturers. The increase of products purchased from third party manufacturers is primarily due to changes to our product mix. In 2016 to date, we have sold high quality products, which were purchased from outside manufacturers at relatively higher prices. Cost of sales as a percentage of sales increased to 85% in the nine months ended September 30, 2016, compared to 83% in the same period of 2015. The increase in cost of sales as a percentage of sales from the nine months ended September 30, 2016 compared to the same period during 2015 resulted primarily from increased cost of high quality products purchased from third party manufacturers.
Gross Profit
Gross profit decreased 7.7% to $10.66 million in the nine months ended September 30, 2016, compared to $11.55 million in the same period of 2015. The decrease in gross profit resulted primarily from an increase in cost of sales as a percentage of net sales. Our gross profit margin decreased to 15% in the nine months ended September 30, 2016, compared to 17% in the same period of 2015. The decrease in gross profit margin resulted primarily from increased cost of sales as a percentage of net sales, which was due primarily to an increased cost of high quality products purchased from third parties.  In addition, in the ninth months ended September 30, 2016, we offered more competitive prices to our customers in order to attract more sales orders.
Operating Expenses
Operating expenses consist of selling, general and administrative expenses and research and development expenses. Operating expenses were $9.11 million in the nine months ended September 30, 2016, compared to $7.52 million in the same period of 2015. Selling expenses increased 61% to $4.36 million in the nine months ended September 30, 2016, from $2.71 million in the same period of 2015, due primarily to increased sales and marketing expense. General and administrative expense slightly decreased 1% to $4.76 million in the nine months ended September 30, 2016, from $4.81 million in the same period of 2015.
Other Expenses, Net
Other expenses, net was $293,884 in the nine months ended September 30, 2016, compared with other expense, net, of $980,872 in the same period of 2015, representing a decrease in other expense of $0.69 million. The decrease in other expense was due primarily to a change in fair value and extinguishment of warrant liability which was decreased to $0 in the nine months ended September 30, 2016 from $767,096 as expense in the same period of 2015, following the termination and surrender of the outstanding warrants in May 2015.
Income Tax Expense
Income tax expense was $60,063 in the nine months ended September 30, 2016, compared with $111,936 of income tax expense in the same period of 2015.   The income tax benefit was mainly due to accruing interest on prior year ASC 740-10 (FIN 48) reserves , offset by the reversal of our tax liability reserves due to a statute of limitations expiration.
Loss from discontinued operations

The subsidiaries that were sold on October 25, 2016, Nova Furniture BVI Nova Dongguan, Nova Museum, and Ding Nuo, are reported as discontinued operations in our consolidated financial statements. Loss from discontinued operations, net of tax, increased approximately $0.05 million, or 3.61%, from a loss of approximately $1.43 million for the nine month period ended September 30, 2015 to a loss of approximately $1.48 million for the nine month period ended September 2016.

Net (Loss) Income
As a result of the foregoing, our net loss was $0.29 million in the nine months ended September 30, 2016, as compared with $1.52 million of net income for the same period of 2015. This increase in net loss was mainly due to an increased cost of sales by 13% for the nine months ended September 30, 2016, compared to the same period of 2015. Our net profit margin from continuing operations was 1.63% in the nine months ended September 30, 2016, as compared with 5.56% of net profit margin for the same period of 2015 after excluding the loss on change in fair value and extinguishment of warrant liability of $767,096.
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
As we continue to execute our growth strategy focused on aggressively expanding sales, particularly in the U.S., we remain focused on improving net margins and bottom line growth.  As noted above, while a particular focus in this regard is on reducing reliance on lower margin third party manufacturing and expansion of our own higher margin production facilities, we have in recent periods found it necessary to increase reliance on third party providers in order to meet demand for particular products required by certain of our customers. We also believe there is elasticity in pricing our higher end products and an ongoing opportunity to improve our product mix which should help us to stay in step with cost increases.
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
We had net working capital of $56,547,911 at September 30, 2016, an increase of $7.92 million from net working capital of $48,627,874 at December 31, 2015. The ratio of current assets to current liabilities was 2.73-to-1 at September 30, 2016.
The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2016 and 2015:
	2016	2015
Cash (used in) provided by:
Operating activities	$(1,465,248)	$(4,217,872)
Investing activities	5,274,558	(1,439,429)
Financing activities	1,409,387	5,388,462
Net cash used in operating activities was $1.47 million in the nine months ended September 30, 2016, a decrease of cash outflow of $2.75 million from $4.22 million of cash used in operating activities in the same period of 2015. The decrease in cash outflow was attributable primarily to an increased cash inflow of $0.13 million for making less payments for accounts payable, compared with $0.54 million outflow in the same period of 2015, and an increased cash inflow for advance from customers was $0.58 million during the nine months ended September 30, 2016, compared to $0.06 million outflow in the same period of 2015. Our cash inflow for inventories was $0.24 million during the nine months ended September 30, 2016, compared to $2.12 million outflow in the same period of 2015. Also, we had a decreased cash outflow of $0.56 million from accounts receivable during the nine months ended September 30, 2016, compared to the $8.43 million cash outflow from accounts receivable, mainly due to the improved timely collection on accounts receivable.  That amount was offset by increased cash outflow from advance to suppliers of $3.61 million for the nine months ended September 30, 2016, compared with cash inflow of $1.90 million in the same period of 2015 due to prepayment for inventory purchase in order to receive discount from the vendors, and cash outflow from other current assets of $0.71 million during the nine months ended September 30, 2016, compared with cash outflow of $0.56 million in the same period of 2015.  Net operating cash flows from discontinued operations decreased from an inflow of $0.26 million in the nine months ended September 30, 2015 to an outflow of $0.17 million in the same period of 2016.

Net cash provided by investing activities was $5.27 million in the nine months ended September 30, 2016, an increase of cash inflow of $6.71 million from $1.44 million outflow in the same period of 2015. In the nine months ended September 30, 2016, we received $5.50 million from buyer from disposal of our subsidiaries. In the same period of 2015, we paid $1,525 for acquisition of property and equipment, and $0.11 million for construction in progress for our website and mobile application designs. Net investing cash outflow from discontinued operations decreased from $1.33 million in the nine months ended September 30, 2015 to an outflow of $0.22 million in the same period of 2016, primarily due to lesser amount was spent on acquisition of land use rights, property and equipment and new factory construction in Dongguan in 2016.
Net cash provided by financing activities was $1.05 million in the nine months ended September 30, 2016, a decrease of $4.34 million from cash inflow of $5.39 million in the same period of 2015. In the nine months ended September 30, 2016, we repaid $29.30 million for bank loans, borrowed $29.83 million from bank loans, and received $0.20 million from warrants exercised.  In the same period of 2015, we repaid $24.90 million for bank loans, and borrowed $25.60 million from bank loans, and also had $3.65 million in proceeds from the sale and issuance of common stock.  Net financing cash inflow from discontinued operations decreased from $1.04 million in the nine months ended September 30, 2015 to an inflow of $0.32 million in the same period of 2016.
As of September 30, 2016, we had gross accounts receivable of $43,627,901, of which $26,540,241 was not yet past due, $9,752,954 was less than 90 days past due, $7,334,706 was over 90 days but within 180 days past due. We had an allowance for bad debt of $418,887 for accounts receivable. As of October 31, 2016, $6,340,544 accounts receivable outstanding at September 30, 2016 had been collected.
As of October 31, 2016, $43,957,881, or 86%, of gross accounts receivable outstanding at December 31, 2015 had been collected. Of the remaining $6,978,720, all was over 90 days but within 180 days past due.
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

Lines of Credit
Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.25% and maturity on June 1, 2015. On June 8, 2015, the bank extended and modified the terms of the loan agreement to extend the line of credit up to a maximum of $6,000,000 until July 31, 2015 and $5,000,000 thereafter with an annual interest rate of 4.25% and maturity on September 1, 2015 (the term of which the bank allowed to extend until the renewal described in the following sentence while the bank conducted its own audit associated therewith). On September 28, 2015, Diamond Bar extended the line of credit up to a maximum of $6,000,000 with annual interest of 3.75% (4% from December 17, 2015) and maturity on June 1, 2017. On January 20, 2016, Diamond Bar increased the line of credit up to a maximum of $8,000,000 with annual interest of 3.5%.  The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of September 30, 2016 and December 31, 2015, Diamond Bar had $6,185,732 and $5,659,357 outstanding on the line of credit, respectively. During the nine months ended September 30, 2016 and 2015, we recorded interest expense of $167,381 and $149,418, respectively; and $61,127 and $49,505 for the three months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had $1,814,268 available for borrowing without violating any covenants.
The Diamond Bar loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $10 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iii) the pre-tax income must be not less than 1.000% of total revenue quarterly; and (iv) maintain a current ratio in excess of 1.250 to 1.000. As of September 30, 2016, Diamond Bar was in compliance with the stated covenants.  In addition, the loan agreement provides for a cross default provision whereby an event of default on this loan will cause the Nova Macao loan, which is described below, to also be in default, as both loans are from the same lender.
On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,016,045 (RMB 20 million) with maturity on April 24, 2015.  On November 20, 2014, we paid off the line of credit and entered into a new agreement with a reduced line of credit of up to $1,508,023 (RMB 10 million) with a maturity on May 19, 2015. On May 5, 2015, Nova Dongguan extended the line of credit of $527,808 (RMB 3.5 million) and $980,215 (RMB 6.5 million) with maturities on September 6, 2015 and October 18, 2015, respectively. On September 21, 2015, Nova Dongguan paid off the lines of credit and entered into a new agreement with an increased line of credit of up to $3,016,045 (RMB 20 million) for a period up to September 20, 2018.  As of September 30, 2016 and December 31, 2015, Nova Dongguan had $2,994,998 (RMB 20.0 million) and $2,756,560 (RMB 17.9 million) outstanding, respectively.  The loan of $1,931,773 (RMB 12.9 million) currently bears monthly interest of 0.51458% and requires monthly payment of the interest.  The loan is due for repayment on September 24, 2016. On September 23, 2016, this line of credit was extended to October 24, 2016. On November 10, 2015, we borrowed an additional $748,750 (RMB 5.0 million), which bears monthly interest of 0.47125% and requires monthly payment of the interest with maturity date on November 9, 2016. On January 26, 2016, Nova Dongguan borrowed an additional $314,475 (RMB 2.1 million), which bears monthly interest of 0.47125% and requires monthly payment of the interest with maturity date on January 25, 2017. The loans are secured by the buildings of Nova Dongguan and are guaranteed by our CEO. During the nine months ended September 30, 2016 and 2015, we recorded interest expense of $130,358 and $76,386, respectively; $41,866 and $21,521 for the three months ended September 30, 2016 and 2015, respectively, related to the applicable line of credit agreements. As of September 30, 2016, we had $0 available for borrowing without violating any covenants.  On October 24, 2016, Nova Dongguan repaid $1,931,774 (RMB 12,900,000) to the bank for this line of credit.
On January 22, 2015, Nova Macao renewed a line of credit, with an annual interest rate of 4.25% and principal of up to $6,500,000, with a commercial bank in Hong Kong to extend the maturity date to January 29, 2016. On February 16, 2016, Nova Macao extended the maturity date of line of credit to January 31, 2017, with an annual interest rate of 4% and principal of up to $6,500,000. The loan requires monthly payment of interest and that the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance and is guaranteed by Nova LifeStyle and Diamond Bar. As of September 30, 2016 and December 31, 2015, Nova Macao had $1,848,000 outstanding on the line of credit. During the nine months ended September 30, 2016 and 2015, we paid interest of $57,304 and $59,776, respectively; $18,890 and $20,071 for the three months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had $4,652,000 available for borrowing without violating any covenants.
The Nova Macao loan has the following covenants: (i) total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $6,500,000, (b) the insurance claim limit and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible accounts receivable are insured buyers by Sinosure assigned to the bank and within established insurance limit; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount shall be settled within 7 days by Nova Macao. As of September 30, 2016, Nova Macao was in compliance with the stated covenants.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective as of such date as identified in our internal control over financial reporting below.
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
Changes in Internal Control over Financial Reporting
Our management, including our Interim Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2016, based upon the updated framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 and updated in May 2013. Based on this assessment, our management concluded that, as of September 30, 2016, there is a material weakness in our internal control over financial reporting. Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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
Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NOVA LIFESTYLE, INC.
(Registrant)
Date: November 14, 2016	By:	/s/ Thanh H. Lam
Thanh H. Lam Chairperson and Interim Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2016		/s/ Yuen Ching Ho
Yuen Ching Ho Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
10.1 †	Trademark Assignment Agreement by and between Nova Furniture Limited and Kuka Design Limited, dated November 10, 2016.
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith
‡ Furnished herewith