Form 10-K
period 2016-12-31
Nova Lifestyle, Inc.
filed 2017-04-14
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Yes  ☐                      No  ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $10,550,970.36, computed by reference to $0.42 per share as of June 30, 2016, which is less than $75,000,000.

As of April 10, 2017, there were 26,959,865 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Nova LifeStyle, Inc. Proxy Statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

Our functional currency is the U.S. Dollar, or USD, while the functional currency of our former subsidiaries in China are denominated in Chinese Yuan Renminbi, or RMB, the national currency of the People’s Republic of China, which we refer to as the PRC or China. The functional currencies of our foreign operations are translated into USD for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the average exchange rate during the fiscal year. See Note 2 of the consolidated financial statements included herein.

PART I

Item 1. Business

Our Company

Nova LifeStyle, Inc. (“Nova LifeStyle” or the “Company”) is a broad based distributor and retailer of contemporary styled residential furniture incorporated into a dynamic marketing and sales platform offering retail as well as online selection and purchase fulfillment globally.  We monitor popular trending and work to create design elements that are then integrated into our product lines that can be used as both stand-alone or whole-room and home furnishing solutions.  Through our global network, Nova LifeStyle also sells (through an exclusive third party manufacturing partner) a managed variety of high quality bedding foundation components.

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

We traditionally generated the majority of our sales serving as a trading company and vertically integrated manufacturer for global furniture distributors and large national retailers.  In the U.S. and international markets, we focus on establishing and expanding long term relationships with our customers by providing large scale and cost-effective sourcing in China.  Our logistics and delivery capabilities provide our customers with the flexibility to select from our extensive furniture collections in their respective shipments. Our experience developing and marketing products for international markets has enabled us to develop the scale, logistics and marketing efficiencies and design expertise that serves as the foundation for us to expand aggressively into the highly attractive U.S., Canadian, European, Australian and Middle Eastern markets.

Our History

We are a U.S. holding company with no material assets other than the ownership interests of our wholly owned subsidiaries through which we market, design, and sell residential furniture worldwide: Nova Furniture Limited in the British Virgin Islands (“Nova Furniture”), Nova Furniture Limited in Samoa (“Nova Samoa”), Nova Furniture Macao Commercial Offshore Limited (“Nova Macao”), Bright Swallow International Group Limited (“Bright Swallow”), and Diamond Bar Outdoors, Inc. (“Diamond Bar”). Nova Macao was organized under the laws of Macao on May 20, 2006. Nova Macao is a wholly owned subsidiary of Nova Furniture.  Diamond Bar, doing business as Diamond Sofa, is a California corporation organized on June 15, 2000, which we acquired pursuant to a stock purchase agreement on August 31, 2011.  On April 24, 2013, we acquired all of the outstanding stock of Bright Swallow; the purchase price was $6.5 million in cash and was fully paid at the closing of the acquisition.

On October 24, 2013, Nova Furniture (Dongguan) Co., Ltd. (“Nova Dongguan”) incorporated Dongguan Ding Nuo Household Products Co., Ltd. (“Ding Nuo”) under the laws of the PRC and contributed capital of RMB 1 million ($162,994). Nova Dongguan made an additional capital contribution of RMB 0.1 million ($16,305) on November 27, 2013 through one of Nova Dongguan’s officers, Mr. Gu Xing Chang, who acted as the nominee shareholder of Ding Nuo.

On September 23, 2016, Nova Furniture, a wholly-owned subsidiary of the Company (the “Seller”), entered into a Share Transfer Agreement (the “Agreement”) with Kuka Design Limited, an unrelated company incorporated in British Virgin Islands (“Kuka Design BVI” or “Buyer”). Pursuant to the terms of the Agreement, the Seller sold all of the outstanding equity interests in Nova Dongguan, a wholly owned subsidiary of the Seller, to the Buyer for a total of $8,500,000 (the “Transaction”), which such value was primarily derived from Nova Dongguan and Nova Donguan’s wholly owned subsidiary, Nova Museum, and 90.97% owned subsidiary, Ding Nuo. Upon consummation of the Transaction on October 25, 2016, the Buyer became the sole owner of Nova Dongguan.

On November 10, 2016, Nova Furniture (“Assignor”) entered into a Trademark Assignment Agreement with Kuka Design BVI (“Assignee”).  Pursuant to the terms of the Trademark Assignment Agreement, Assignor agreed to assign to the Assignee its full right to, and title in, the NOVA trademark in China for $6,000,000 (the “Assignment Fee”).  Assignee was to pay the Assignment Fee in two installments: $1,000,000 on or before November 30, 2016, and $5,000,000 on or before December 31, 2016.  As of December 31, 2016, $4,750,000 had been received, and the remaining balance of $1,250,000 was received in January 2017.

As a result, the operations of Nova Dongguan, Nova Museum and Ding Nuo are now accounted for as discontinued operations in the accompanying consolidated financial statements for all periods presented.

In the previous reports filed with SEC, the Company erroneously reported that Nova Samoa, another wholly-owned subsidiary entered into the Agreement and the Trademark Assignment Agreement with Kuka Design BVI and sold all of the issued and outstanding shares of Nova Furniture to Kuka Design BVI and assigned the right to, and title in, the NOVA trademark in China to Kuka Design BVI.

Our organizational structure is set forth in the following diagram:

Our Products

We market and develop modern home furniture for today’s middle class, urban consumer in diverse markets worldwide. Our product offerings feature urban contemporary styles offering comfort and functionality in matching furniture collections and upscale luxury pieces appealing to lifestyle-conscious middle and upper middle-income consumers. Many of our products are part of multi-piece lifestyle collections in distinctive styles targeted at the medium and upper-medium price ranges and feature upholstered, wood and metal-based residential furniture pieces. We classify our products by room~~;~~ or series, including living room, dining room, bedroom and home office, and by category or piece such as sofas, chairs, dining tables, beds, entertainment consoles, cabinets and cupboards. Our largest selling product categories in the year ended December 31, 2016 were sofas, beds and dining tables, which accounted for approximately 61%, 11% and 7% of 2016 sales, respectively. For the year ended December 31, 2015, our largest selling product categories were sofas, dining tables and beds, which accounted for approximately  36%, 15% and 14% of sales, respectively, of 2015 sales. Our products are manufactured primarily from medium-density fiberboard, or MDF board, and particleboard covered with veneers or lacquers and combined with other materials, including steel, glass, marble, leather and fabrics.

Our product offerings consist of a mix of furnishings designed by us and sourced from third party manufacturers. Through market research, customer feedback, and ongoing design development; we identify new trends and customer needs in our target markets for incorporation into new products, collections and brands. Our products and collections are designed to appeal to consumer preferences in specific markets. We develop both individual pieces and collections for entire rooms, which feature matching furniture suites, providing convenient whole-home furnishing options for lifestyle-conscious end consumers. We generally introduce new collections and styles by participating in international furniture exhibitions and through our sample rooms, and support new product launches with promotions, product brochures and online marketing. Our staff works with customers worldwide to design store and showroom layouts that highlight our matching furniture collections by displaying complete and fully accessorized room settings instead of individual furniture pieces. We believe that this style of presentation in stores encourages consumers to purchase an entire room of furniture instead of individual pieces from different brands or manufacturers. We source finished products based on our designs or those of our customers from third party manufacturers to fulfill orders placed by customers in international markets. We believe that our products feature the quality, appearance, functionality and price points sought by today’s middle to upper middle-income consumers in the U.S., Europe, Australia and the Middle East.

International Markets

We sell products to the U.S., Canadian, Australian, European and Middle Eastern markets under the Diamond Sofa brand and as a trading company. The markets in the U.S. and Europe remain challenging because they are experiencing a slower than anticipated recovery from the recent international financial crisis and the Euro-area crisis in particular. We believe that discretionary purchases of furniture by middle to upper middle-income consumers, our target global consumer market, will increase along with the expected growth in the worldwide furniture trade and recovery of housing markets. Furthermore, we believe that furniture featuring modern and contemporary styling such as ours will continue to be in greater demand.

In 2016, our products were sold in over 18 countries worldwide, with North America and Europe our principal international markets, while we expanded our sales in other regions Sales to North America accounted for 62.8% and 83.9% of sales in 2016 and 2015, respectively. Sales to Europe accounted for 13.5% and 11.8% of sales in 2016 and 2015, respectively, with the increase attributed principally to the recovery of the Euro-area economic climate and our changing sales and marketing strategy to diversify international sales. Sales to other regions, primarily in Asia and Australia, accounted for 23.7% and 4.3% of total sales in 2016 and 2015, respectively. As we continue to expand our broad network of distributors, increase direct sales and enter emerging growth markets, we believe that we are well positioned to respond to changing market conditions, allowing us to take advantage of any upturns in the global and local economies of the markets we serve.

Our logistics and delivery capabilities provide our customers with the flexibility to select from our extensive furniture collections in their respective shipments. We design and supply our products for direct sales to private label retailers worldwide and for global furniture distributors and wholesalers that in turn offer our products to retailers under their own brand names, including Actona Company (Denmark), Artemis (Australia), BUT International (France), Dormitienda (Spain) and El Dorado Furniture (United States). We offer a wide selection of stand-alone pieces across a variety of product categories and approximately 20 product collections developed exclusively for international markets.  During 2017, we expect to focus on both online and offline sales.  We also sell products under the Diamond Sofa brand to distributors and retailers in North America and South America and to end-user consumers in the U.S. market through third-party shopping portals. Our research and development team works with our customers to modify our existing product designs and create new designs and styles for their market’s particular requirements. We believe that we can continue to expand our sales in the U.S. and international markets as we integrate the Diamond Sofa brand and increase our direct sales to retailers and chain stores as we expand and explore new markets worldwide.

Sales and Marketing

Our sales and marketing strategies target middle class, urban consumers, including: (1) increasing direct sales in the U.S. and internationally; (2) internet sales and online marketing; and (3) participation in trade exhibitions.

We plan to increase our direct sales to retailers and chain stores in the U.S. and international markets as we continue to diversify our customer base from global furniture distributors. In August 2011, we acquired Diamond Bar, a California importer and marketer of modern home furniture in North and South America. Diamond Bar markets and sells products under the Diamond Sofa brand to distributors and retailers principally in the U.S. market. We plan to continue expanding sales of the Diamond Sofa brand in the U.S., Mexico and South America markets through Diamond Bar’s longstanding customer relationships and distribution capabilities. Through our relationship with St. Joyal, a California-based corporation specializing in business development, management and organizational planning and an investor in us and our subsidiary, Nova Furniture, we plan to continue expanding our direct sales and marketing efforts in North America, and in particular the U.S., which historically is the largest market worldwide for sales of imported furniture. St. Joyal has extensive business contacts with U.S. domestic furniture wholesalers and retailers, through which we have been introduced to some of our current customers in the U.S. In addition, we plan to expand our existing presence in the U.S. market as we integrate the business of Diamond Bar, grow our U.S.-based management and sales team and focus on the expansion of our existing showrooms featuring the Diamond Sofa brand. We intend to develop the Diamond Sofa brand and introduce new brands for our direct sales in the U.S. and international markets while continuing to supply products under private label brands to retailers and chain stores.

Our acquisition of Bright Swallow International Group Limited (“Bright Swallow”), an established furniture company with a global client base, was finalized in late April of 2013, and Bright Swallow has become an integral part of the Nova LifeStyle brand family. Bright Swallow posted revenues of just over $6.90 million and $5.92 million for fiscal years 2016 and 2015, respectively, and its complementary product line and geographical reach has offered Nova LifeStyle an ideal opportunity to expand its overall global market presence.  One of Bright Swallow’s current clients, Canada-based The Brick Limited (www.TheBrick.com) has over 200 locations and provides an excellent example of this exceptional integration opportunity. Nova LifeStyle has primary management for the operation of Bright Swallow and under the terms all issued and outstanding shares of Bright Swallow were transferred to Nova by Bright Swallow’s sole owner, Mr. Zhu Wei for an aggregate purchase price of $6.5 million in cash.

Diamond Bar currently sells products under the Diamond Sofa brand in the U.S. through third party shopping portals, shipping orders received online direct to the end customer.  We believe that our planned direct-to-consumer online sales and marketing strategies will increase our sales in the U.S. by building our brand awareness and acting as an effective advertising vehicle. We also support new product collections and brand launches with print and online advertising campaigns, participation in furniture exhibitions and offering of product brochures and samples. We provide samples and brochures of new products for international markets to distributors and buyers, as is common in the furniture industry.

We generally gain new customers in the international markets and introduce new product collections and styles by participating in and attending international furniture exhibitions throughout the year. We believe this marketing process gives us greater insight into developing tastes and trends in the marketplace and helps us better understand the challenges facing the distributors and buyers with whom we do the majority of our international business. Historically, we have exhibited our products at the International Famous Furniture Fair (3F) in Dongguan, China and the China International Furniture Exhibition in Shanghai, China. We have also shown our products under the Diamond Sofa brand at the Las Vegas Market (U.S.) and High Point Market (U.S.) and at furniture exhibitions worldwide in connection with our customers Actona Company at IMM Cologne (Germany) and Yeh Brothers at Interiors Birmingham (United Kingdom). We anticipate attending and exhibiting at additional furniture exhibitions to meet new distributors and buyers as we expand and explore emerging international markets, such as the Middle East. We maintain showrooms to highlight our latest collections at Diamond Bar’s headquarters in California and at High Point Market and Las Vegas Market.

Suppliers and Manufacturers

We source finished goods from third-party manufacturers to fulfill orders placed by customers through Nova Macao and Diamond Bar for the U.S. and international markets. Our principal suppliers of finished goods in 2016 were Zhejiang Luxury Trading Company Limited, Kuka Design Ltd. and Yin Tong Furniture Limited accounting for approximately 22.0%, 18.5% and 16.5% of our total purchases, respectively. By maintaining relationships with multiple suppliers, we benefit from a more stable supply chain and more competitive prices. If a change of suppliers is necessary, we believe that we can quickly fulfill our requirements from other suppliers without impacting order fulfillment.  We monitor our suppliers’ ability to meet our product needs and we participate in quality assurance activities to reinforce adherence to our quality standards. Our third-party manufacturing contracts are generally of annual or shorter duration, or manufactured products are sourced on the basis of individual purchase orders. Our manufacturing relationships are non-exclusive, and we are permitted to procure our products from other sources at our discretion.  None of our manufacturing contracts include production volume or purchase commitments on the part of either party. Our third-party manufacturers are responsible for the sourcing of raw materials and producing parts and finished products to our specifications. We hold our suppliers to strict quality and delivery specifications. Our quality control procedures include quality assurance of raw materials used in the production of our products, which includes an evaluation and selection of established and reputable suppliers.

Customers

Our target end customer is the middle and upper middle-income consumer of residential furniture. In the U.S. and international markets, our sales principally are to furniture distributors and retailers who in turn offer our products under their own brands or under our Diamond Sofa brand. Our largest customers in 2016 were Shanxi Wanqing Senior Care Service, Group and Actona Company A/S, a global furniture distributor, which accounted for 10.8% and 9.7% of our total sales in 2016, respectively. Our two largest customers in 2015 were Actona Company A/S and Encore Sofa Inc., which in total accounted for 11.8% of our sales in 2015. No other individual customer accounted for greater than 10% of our sales in 2016 or 2015. We plan to increase direct sales to retailers and chain stores worldwide as we continue to diversify our customer base from global furniture distributors.

We are focusing on establishing and growing long-term relationships with our customers. We believe that the majority of our customers view us as a strategic long-term supplier and value the quality of our products, our timely delivery and design capabilities. We generally negotiate renewable supplier agreements with firm pricing on our products, typically for a term of one year, as is customary in the furniture industry, with individual orders made on standard purchase orders. Our sales to customers outside of China were $82.64 million in 2016, as compared to $89.94 million in 2015, accounting for 89% of sales in 2016 and 100% in 2015. In 2016, we sold products into approximately 18 countries worldwide, with North America and Europe as our principal international markets, while we expanded our sales in other regions. Sales to North America accounted for 63% and 84% of sales in 2016 and 2015, respectively. Sales to Europe accounted for 13% and 12% of sales in 2016 and 2015, respectively, with the decrease attributed principally to the challenging Euro-area economic climate and our changing sales and marketing strategy to diversify international sales. Sales to other regions, primarily in Asia and Australia, accounted for 24% and 4% of our total sales in 2016 and 2015, respectively. We expect that a majority of our sales will continue to come from our sales to the U.S. and international markets. We acquired Diamond Bar in August 2011, which has driven expansion of our sales to the U.S., Mexico, and South America through Diamond Bar’s longstanding customer relationships and distribution capabilities. It should be noted that Diamond Bar accounted for 53.7% and 43.5% of Nova Lifestyle’s total sales in 2016 and 2015, respectively, and Nova Macao’s revenues accounted for 38.8% and 49.9% of Nova Lifestyle’s total sales in 2016 and 2015, respectively.  In addition, we anticipate increasing internet sales under the Diamond Sofa brand through third-party shopping portals. We believe that as we expand our broad network of distributors and increase direct sales, our exposure to regional recessions will be reduced and allow us to better capitalize on emerging market trends.

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

In the U.S. and international markets, we compete against other furniture distributors and wholesalers, most of which are located in China and other Southeast Asian countries, and against traditional distributors in North America and Europe. We believe that we are competitive with North American and European distributors because we have a history of prompt delivery of quality products and offer approximately 30 distinct product collections that we developed for international markets at comparable prices and with styles and functionality similar to those offered by our competitors. We coordinate the efforts of our sales and marketing team to receive feedback from customers as part of our ongoing research and design of products. This research process allows us to develop and modify products to meet the varied and changing stylistic and functional demands of our customers worldwide. We believe that our experience and proven performance provides us with a competitive edge over other manufacturers for the U.S. and international markets. In addition to our design and logistical capabilities, we believe that our ability and experience at sourcing products for distributors to the U.S. and international markets are significant competitive advantages. We expanded our presence in the North American market through our acquisitions of Diamond Bar in August 2011 and Bright Swallow in 2013, whereby we anticipate further increasing our direct sales to North American retailers through Diamond Bar’s and Bright Swallow’s longstanding customer relationships and distribution capabilities.

Environmental and Regulatory Matters

Our operations are subject to various laws and regulations both domestically and abroad. In the U.S., federal, state and local regulations impose standards on our workplace and our relationship with the environment. For example, the U.S. Environmental Protection Agency, Occupational Safety and Health Administration and other federal agencies have the authority to promulgate regulations that may impact our operations. In particular, we are subject to legislation placing restrictions on our generation, emission, treatment, storage and disposal of materials, substances and wastes. Such legislation includes: the Toxic Substances Control Act; the Resource Conservation and Recovery Act; the Clean Air Act; the Clean Water Act; the Safe Drinking Water Act; and the Comprehensive Environmental Response and the Compensation and Liability Act (also known as Superfund). We are also subject to the requirements of the Consumer Product Safety Commission and the Federal Trade Commission, in addition to regulations concerning employee health and safety matters.  Although compliance with federal, state, local and international environmental legislation has not had a material adverse effect on our financial condition or results of operations or cash flows in the past, there can be no assurance that material costs or liabilities will not be incurred in connection with such environmental matters in the future.

Intellectual Property

We rely on the patent and trademark protection laws in the U.S. to protect our intellectual property and maintain our competitive position in the marketplace. We and our subsidiaries hold two trademarks registered in the U.S. related to the Diamond Sofa brand. We acquired all rights, title and interest in the two registered U.S. trademarks pursuant to a trademark purchase and assignment agreement dated August 31, 2011, from St. Joyal for $0.2 million paid in full at the closing. In addition, we have registered and maintain numerous internet domain names related to our business, including “novalifestyle.com” and “diamondsofa.com”. Collectively, the trademarks and domain names that we and our subsidiaries hold are of material importance to us.

Research and Development

We believe that the development of new product designs and functionality is important to our continued success. We actively seek to protect our product designs and brand names under the patent and trademark protection laws in the U.S. and China, but the copying of a product’s appearance is a common and ongoing issue in the furniture industry as manufacturers seek to capitalize on popular designs and features by copying those of their competitors and making subtle changes to avoid infringement claims. To remain competitive, we believe that we must innovate continuously, and we have developed a design process that we believe enables us to better manage the short product life cycle for furniture designs by anticipating and responding quickly to changing consumer preferences. We attend furniture exhibitions worldwide, conduct market research and solicit customer feedback to help us identify new trends and customer needs in our target markets for incorporation into new product designs. We plan to introduce new product collections annually for the U.S. and international markets. We anticipate introducing new products under the Diamond Sofa brand on a quarterly basis for the U.S. market. We assess the success of each product and product collection at least annually in consideration of whether to continue production.

We currently perform all design and development related work for our products in-house using computer-aided modeling systems. We have used independent designers in the past for product design work, from which we build prototype furniture pieces for further refinement and testing. In 2016 and 2015, we invested $95,877 and $139,869, respectively, on research and development expense. We may increase future investments in research and development based on our growth and available capital.

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

Export Laws and Regulations

We may be subject from time to time to various PRC governmental regulations related to exportation, including the Customs Law of the PRC and the Regulation of the PRC on the Administration of the Import and Export of Goods. These laws and regulations set out standards and requirements for various aspects of the export and import of goods, customs registration, sanitary registration and inspection. Failure to comply with these laws and regulations may result in the confiscation of our products for export and proceeds from the sales of non-compliant products, orders for correction, fines, revocation of licenses and, in extreme cases, criminal liabilities. We believe we are in material compliance with all applicable PRC laws and regulations related to the exports of our products.

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

On July 4, 2014, the SAFE issued Circular 37, the Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment through Offshore Special Purpose Vehicles, which became effective as of July 4, 2014. Please refer to “Risk Factors – Risks Related to Business in China – PRC regulations relating to the registration requirements for PRC resident shareholders owning shares in offshore companies may subject our PRC resident shareholders to personal liability and adversely affect our business” for a discussion of Circular 37.

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

Taxation

We are subject to transfer pricing regulations in the U.S. because we are subject to income taxes in the U.S. and conduct operations worldwide through our PRC subsidiaries. We assess our potential transfer pricing-related liabilities arising from transactions with Nova Macao on a quarterly basis, and we have taken an additional income tax expense as a reserve based on management’s analysis for estimated tax principal, interest and penalties under  U.S. transfer pricing regulations.

Employees

As of December 31, 2016, we had 31 full time employees worldwide.  Our U.S. corporate office and operations employed 28 full-time employees and our locations in Macau and Hong Kong employed a total of 3 full-time employees. We believe that relations with our employees are satisfactory. We have no collective bargaining agreements with our employees.

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

Historically, a substantial part of our sales was attributed to a limited number of customers. No major customer accounted for over 10% of our total sales in 2015. Sales to our largest customer constituted 11% of our total sales in 2016, primarily to markets in China. If the demand for our products decreases in one or more of the markets in the United States supplied by our largest customer, or if there are any material social or regulatory changes in these markets, our sales could decline and we could lose market share, any of which could materially harm our business. We do not foresee relying on these same customers for sales generation as we expand our business to increase our internet sales and direct sales to the U.S. and other international markets. We cannot assure you, however, that we will be able to successfully implement these plans.

If we lose our key personnel, or are unable to attract and retain additional qualified personnel, the quality of our services may decline and our business may be adversely affected.

We rely heavily on the expertise, experience and continued services of our senior management, including our Chief Executive Officer, President, Director and Chairperson, Ms. Lam, and our Chief Financial Officer, Mr. Ho. Loss of their services could adversely affect our ability to achieve our business objectives. Ms. Lam and Mr. Ho are key factors in our success at establishing relationships within the furniture industry in the U.S. and international market because of their extensive industry experience and reputation. The continued development of our business depends upon their continued employment. We have entered into employment agreements with Ms. Lam and Mr. Ho that include provisions for non-competition and confidentiality.

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

The furniture industries in the U.S. and international markets are very competitive and fragmented. Our business is subject to risks associated with competition from new or existing industry participants who may have more resources and better access to capital. Many of our competitors and potential competitors may have substantially greater financial and government support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. Among other things, these industry participants compete with us based upon price, quality, style, functionality and availability. We cannot be sure we will have the resources or expertise to compete successfully in the future. Some of our competitors may also be able to provide customers with additional benefits at lower overall costs to increase market share. We cannot be sure we will be able to match cost reductions by our competitors or that we will be able to succeed in the face of current or future competition. Also, due to the large number of competitors and their wide range of product offerings, we may not be able to continue to differentiate our products through value, styling or functionality from those of our competitors. In addition, some of our customers are also performing more manufacturing services themselves. We may face competition from our customers as they seek to become more vertically integrated. As a result, we are continually subject to the risk of losing market share, which may lower our sales and earnings.

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

We compete in the U.S. market principally through our sales under the Diamond Sofa brand, which we acquired on August 31, 2011. The furniture industry in the U.S. is very competitive and fragmented. We compete with many domestic U.S. and international residential furniture sources, including national department stores, regional or independent specialty stores, dedicated franchises of furniture manufacturers and retailers marketing products through catalogs and over the internet. There are few barriers to entry in the U.S. furniture market, and new competitors may enter this market at any time. Some of our competitors have greater financial resources than we have and often offer extensively advertised and well-recognized branded products. We may not be able to meet price competition or otherwise respond to competitive pressures in the U.S. market. We also may not be able to continue to differentiate our products from those of our competitors in the U.S. through value, styling and functionality because of the large number of competitors and their wide range of product offerings. In addition, our operations in the U.S. also depend primarily on our sourcing of products through Nova Macao, which is subject to increased risks of delays in shipments to the U.S. not typically encountered for domestically sourced furniture, such as shipment delays caused by customs, export and tariff issues, decreased availability of shipping containers and the inability to secure space aboard shipping vessels to transport our products. Our failure to fill customer orders in a timely manner during an extended business interruption for Nova Macao, or due to transportation issues, could negatively impact our existing customer relationships in the U.S. market and result in decreased sales and earnings. Furthermore, some large furniture retailers in the U.S. are sourcing products directly from furniture manufacturers located in China and other Southeast Asian countries instead of through distributors like us. Over time, this practice may expand to smaller retailers in the U.S. Accordingly; we are continually subject to the risk of losing U.S. market share, which may decrease our future sales and earnings.

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

Our continued success depends, in part, upon our ability to manage and expand our operations and facilities in the face of continued growth. This planned growth includes the expansion of our internet sales and diversifying our international sales by expanding our broad network of distributors, increasing direct sales in the U.S., Europe and other international markets and entering emerging growth markets. The growth in our operations has placed, and may continue to place, significant demands on our management, operational and financial infrastructure. If we do not manage our growth effectively, the quality of our products and services could suffer, which could negatively affect our operating results. To manage this growth effectively, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. We cannot assure you that we will be able to fulfill our staffing requirements for our business, successfully train and assimilate new employees, or expand our management base and enhance our operating and financial systems. Failure to achieve any of these goals will prevent us from managing our growth in an effective manner and could have a material adverse effect on our business, financial condition or results of operations.

We may need additional capital to execute our business plan and fund operations and may not be able to obtain such capital on acceptable terms or at all.

In connection with the development and expansion of our business, we may incur significant capital and operational expenses. We believe that we can increase our sales and net income by implementing a growth strategy that focuses on (i) increasing online sales and (ii) diversifying our international sales. We plan to increase and diversify our sales to the U.S., Europe and international markets by further integrating the Bright Swallow brand family and establishing new brands for the international markets and to increase our online sales presence.

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

Our standard payment term for accounts receivable is 30 - 120 days. We give an extended payment term to certain of our major customers of up to 180 days. Our sales to customers in the U.S. and international markets typically are made through letters of credit, but for some long-term, high volume customers, we accept payment by telegraphic transfer with a payment term of 15 days after delivery. We remain subject to negative impacts on our cash flow and liquidity due to the significant period of time our accounts receivable remain outstanding with respect to sales made under the longer payment terms. In 2015, we had accounts receivable turnover of 2.29 on an annualized basis, with sales outstanding of 159 days.  In 2016, we had accounts receivable turnover of 2.10 on an annualized basis, with sales outstanding of 174 days. As of December 31, 2016, we had gross accounts receivable of $45,122,692, of which $22,541,201 was not yet past due, $9,029,988 was less than 90 days past due, $7,250,188 was over 90 days but within 180 days past due and $6,301,315 over 180 days past due.  We had an allowance for bad debt of $3,019,931 for accounts receivables. The increase in gross accounts receivable was due to, among other things, a 3.0% increase in sales in the year ended December 31, 2016 to $92.65 million, compared to $89.94 million in 2015. Additionally, we have been more lenient towards the collection of accounts receivable from certain major customers to maintain good relationships and to attract new major accounts. While historically our collections have been reasonably assured, delays in collections and the significant period of time our accounts receivable remain outstanding may result in pressure on our cash flow and liquidity. We recognized a loss of $2,603,745 from bad debts from continuing operations during the year ended December 31, 2016. This loss primarily resulted from the inability to collect accounts receivable from Nova Macao’s customers on time. We are working on a study of our receivables management process and based upon the resulting recommendations intend to adopt additional protocols during this annual period to insure we are optimizing our collections as well as general management efficiencies.  We expect our bad debt expense will decrease after adoption of the improved receivable management process.

We may experience material disruptions to our ability to acquire sufficient inventory from third-party suppliers that could result in material delays, quality control issues, increased costs and loss of business opportunities, which may negatively impact our sales and financial results.

We rely upon our third-party suppliers to produce our products and maintain sufficient inventory to meet customer demand. A material disruption at our suppliers’ manufacturing facilities could prevent us from meeting customer demand, reduce our sales and negatively impact our financial results. We may also experience quality control issues as we seek out new suppliers or are forced to contract with new suppliers to meet increased customer demand. Any such material disruption may prevent us from shipping our products on a timely basis, reduce our sales and market share and negatively impact our financial results. Our third-party supplier contracts are generally of annual or shorter duration, or manufactured products are sourced on the basis of individual purchase orders. There is no assurance that we will be able to maintain our current relationships with these parties or, if necessary, establish future arrangements with other third-party suppliers on commercially reasonable terms. Further, while we maintain an active quality control program, we cannot assure that their manufacturing and quality control processes will be maintained at a level sufficient to meet our inventory needs or prevent the inadvertent sale of substandard products. While we believe that products manufactured by our current third-party suppliers could generally be procured from alternative sources, temporary or permanent loss of services from a significant manufacturer could cause disruption in our supply chain and operations.

Our dependence on foreign suppliers and our increased global operations subject us to a variety of risks and uncertainties that could impact our operations and financial results.

In 2017, we anticipate that the majority of our products will be purchased from foreign suppliers and manufacturers, predominantly in Asia. Our dependence on foreign suppliers means that we may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any upward valuation in the Chinese yuan, the euro, or any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign suppliers. This, in turn, might cause such foreign vendors to demand higher prices for products in their effort to offset any lost profits associated with any currency devaluation, delay product shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs.

We, and our foreign suppliers, are also subject to other risks and uncertainties associated with changing economic and political conditions worldwide. These risks and uncertainties include import duties and quotas, compliance with anti-dumping regulations, work stoppages, economic uncertainties and adverse economic conditions (including inflation and recession), government regulations, employment and labor matters, wars and fears of war, political unrest, natural disasters, public health issues, regulations to address climate change and other trade restrictions. We cannot predict whether any of the countries from which our raw materials or products are sourced, or in which our products are currently manufactured or may be manufactured in the future, will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from foreign suppliers, including labor disputes resulting in work disruption, the imposition of additional import restrictions, restrictions on the transfer of funds and/or increased tariffs or quotas, or both, could increase the cost, reduce the supply of merchandise available to us, or result in excess inventory if merchandise is received after the planned or appropriate selling season, all of which could adversely affect our business, financial condition and operating results.

A delay in getting non-U.S.-sourced products through port operations and customs in a timely manner could result in reduced sales, canceled sales orders and unanticipated inventory accumulation.

Our business depends on our ability to source and distribute products in a timely manner. As a result, we rely on the free flow of goods through open and operational ports worldwide. Labor disputes or other disruptions at ports create significant risks for our business, particularly if work slowdowns, lockouts, strikes or other disruptions occur during our peak importing seasons. Any of these factors could result in reduced sales, canceled sales orders and unanticipated inventory accumulation and have a material adverse effect on our operating results, financial position and cash flows.

 We are subject to warranty claims for our products, which could result in unexpected expense.

Many of our products carry warranties for defects in quality and workmanship. Historically, the amount for return of products, the discount provided to the customers and cost for the replacement parts has been immaterial. However, we may experience significant expense as the result of future product quality issues, product recalls or product liability claims which may have a material adverse effect on our business. The actual costs of servicing future warranty claims may exceed our expectations and have a material adverse effect on our results of operations, financial condition and cash flows.

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

Prior to becoming parts of a public company, Nova Furniture and its subsidiaries, Diamond Bar and Bright Swallow, were private operating companies with no experience operating as a public company or establishing the level of internal control over financial reporting required by the Sarbanes-Oxley Act, and Nova LifeStyle, the U.S. parent company, was a non-operating public shell. Prior to June 4, 2013, our Board of Directors lacked independent directors and an audit committee, and we lacked, and currently lack, sufficient accounting personnel with appropriate understanding of the generally accepted accounting principles in the U.S., or U.S. GAAP, and SEC reporting requirements. We have taken, and are taking, certain actions intended to remediate this issue regarding our internal control over financial reporting. For example, we previously engaged an outside Sarbanes-Oxley Act consultant in March 2012 to assist in testing and improving our internal controls and to assist with the design of effective documented financial accounting policies and procedures for our U.S. parent company and all subsidiaries. As of the date of this filing and during the year ended December 31, 2016, we have taken certain actions to remediate other identified material weaknesses related to our lack of independent directors and an audit committee, particularly with respect to our continued search for an appropriate candidate for Vice President of Finance, as discussed in greater detail herein. We have added independent directors and established an audit committee as a separately designated committee of the Board of Directors with a written charter, as of June 4, 2013.  Mr. Bin Liu, an independent director elected to the Board of Directors at our annual meeting of shareholders held on May 19, 2015, serves as the chair of the Audit Committee and as an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K.  We are still searching for appropriate candidates for a Vice President of Finance position, which requires the candidate to have experience in U.S. GAAP and SEC financial reporting.  We are still in the process of searching for an acceptable candidate.  In addition, we plan to provide additional training to our accounting personnel on U.S. GAAP, and other regulatory requirements regarding the preparation of financial statements.  Until such time as we hire qualified accounting personnel with the requisite U.S. GAAP knowledge and experience and train our current accounting personnel, we have engaged an outside CPA with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP.  However, the measures we have taken may not be sufficient to mitigate the foregoing risks associated with the lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements. We anticipate that these actions have had, and will have, a material impact on our internal control over financial reporting in 2016, and in future periods.

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

Our manufacturing operations were in China and we historically have maintained the books and records of our subsidiaries outside of the United States in accordance with generally accepted accounting principles in the PRC, or PRC GAAP. Our accounting personnel outside the United States who have the primary responsibilities of preparing and supervising the preparation of financial statements under U.S. GAAP have limited relevant education and training in U.S. GAAP and related SEC rules and regulations. As such, they may be unable to identify potential accounting and disclosure issues that may arise upon the conversion of our books and records from PRC GAAP to U.S. GAAP, which could affect our ability to prepare our financial statements in accordance with U.S. GAAP. We have taken steps to ensure that our financial statements are prepared in accordance with U.S. GAAP, including our hiring of a U.S. accounting firm to work with our accounting personnel and management outside of the United States to convert our books and records to U.S. GAAP and prepare our financial statements. Until such time as we hire qualified accounting personnel or train our current accounting personnel with the requisite U.S. GAAP and SEC reporting experience, however, the measures we have taken may not be sufficient to mitigate the foregoing risks associated with the limited education and training of our accounting personnel in U.S. GAAP and related SEC rules and regulations.

We are a holding company that depends on cash flow from our wholly owned subsidiaries to meet our obligations, and any inability of our subsidiaries to pay us dividends or make other payments to us when needed could disrupt or have a negative impact on our business.

We are a holding company with no material assets other than the stock of our wholly owned subsidiaries, Bright Swallow, Diamond Bar, Nova Furniture and Nova Samoa. We rely on dividends paid by our subsidiaries for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. If our subsidiaries are unable to pay us dividends and make other payments to us when needed because of regulatory restrictions or otherwise, we may be materially and adversely limited in our ability to make investments or acquisitions that could be beneficial to our business, pay dividends or otherwise fund and conduct our business.

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

The PRC government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. Our ability to enforce commercial claims or to resolve commercial disputes under these laws and regulations is unpredictable, however, because the implementation, interpretation and enforcement of these laws and regulations is limited and, given their relative newness, involve uncertainties. For example, contracts governed by PRC law tend to contain less detail than those under U.S. law and generally are not as comprehensive in defining the rights and obligations of the contracting parties. Consequently, contracts in China are more vulnerable to disputes and legal challenges than those in the U.S. In addition, contract interpretation and enforcement in China is not as developed as in the U.S., and the result of any contract dispute is subject to significant uncertainties. We currently are not subject to any contract dispute, but we cannot assure you that we will not be subject to future contract disputes with our suppliers and other customers under contracts governed by PRC law, and if such disputes arise, we cannot assure you that we will prevail.

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

SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, on July 4, 2014, which replaced the former circular commonly known as “SAFE Circular 75” promulgated by SAFE on October 21, 2005. SAFE Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle.” SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as an increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for evasion of foreign exchange controls. We cannot predict fully how Circular 37 will affect our business operations or future strategies because of ongoing uncertainty over how Circular 37 is interpreted and implemented, and how or whether SAFE will apply it to us.

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

Future sales of shares of our common stock could adversely affect the prevailing market price of our stock. As of March 31, 2017, St. Joyal and Mr. Ho, our Chief Financial Officer, our two largest shareholders, owned 18% and 15%, respectively, of our outstanding shares of common stock. If our significant shareholders sell a large number of shares, or if we issue a large number of shares, the market price of our stock could decline. Moreover, the perception in the public market that significant shareholders might sell shares of our stock could depress the market for our shares.

Our management and certain of our other significant shareholders who received shares of our common stock issued pursuant to the Share Exchange Agreement were subject to lockup agreements that prohibited their sale of all shares of our common stock held currently or acquired by them in the future to the general public until certain occurrences.  These lockup agreements terminated in June and August of 2014. As a result, if such shareholders sell substantial amounts of our common stock in the public market, such sales could create a circumstance commonly referred to as an “overhang,” in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price we deem reasonable or appropriate.

We may issue additional shares of our common stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our shareholders.

Our Articles of Incorporation, as amended, authorize the issuance of up to 75,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2016, there were 48,306,756, authorized and unissued shares of our common stock available for future issuance among which 858,334 shares are issuable upon exercise of outstanding warrants, based on 26,693,244 shares of our common stock outstanding. Although we have no commitments as of the date of this report to issue our securities, we may issue a substantial number of additional shares of our common stock or debt securities to complete a business combination or to raise capital.  On February 20, 2014, we filed a shelf registration statement on Form S-3 under which we may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000.  The shelf registration statement was declared effective as of March 7, 2014 and expired on March 6, 2017.

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

As of March 31, 2017, St. Joyal and Mr. Ho, our Chief Financial Officer, our two largest shareholders, owned 18% and 15%, respectively, of our outstanding shares of common stock. Together and individually, St. Joyal and Mr. Ho exert significant influence over us, giving them the ability, among other things, to exercise significant control over the election of all or a majority of the Board of Directors and to approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Without the consent of St. Joyal and Mr. Ho, we could be prevented from entering into potentially beneficial transactions if such transactions conflict with our principal shareholders’ interests. The interests of St. Joyal and Mr. Ho may differ from the interests of our other shareholders.

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

We believe that our existing office and distribution facilities are adequate for current and presently foreseeable operations. In general, our properties are well maintained, considered adequate and being utilized for their intended purposes. See Note 19 to our consolidated financial statements contained herein, which disclose lease agreements.

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

The following table sets forth the range of the high and low bid prices per share of our common stock for each quarter (or portion thereof) as reported on The NASDAQ Stock Market during 2015 and 2016.

	High	Low
2015
First Quarter (through March 31, 2015)	$3.70	1.74
Second Quarter (through June 30, 2015)	3.43	1.87
Third Quarter (through September 30, 2015)	$2.68	1.77
Fourth Quarter (through December 31, 2015)	2.34	1.75

2016
First Quarter (through March 31, 2016)	$1.92	$1.00
Second Quarter (through June 30, 2016)	1.29	0.39
Third Quarter (through September 30, 2016)	$4.23	$0.40
Fourth Quarter (through December 31, 2016)	5.15	1.88

Holders of Record

On March 31, 2017, there were approximately 62 record holders of record based on information provided by our transfer agent. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading “Risk Factors.”

Overview

Nova LifeStyle, Inc. is a broad based distributor and retailer of contemporary styled residential furniture incorporated into a dynamic marketing and sales platform offering retail as well as online selection and purchase fulfillment globally.  We monitor popular trending and work to create design elements that are then integrated into our product lines that can be used as both stand-alone or whole-room and home furnishing solutions.  Through our global network, Nova LifeStyle also sells (through an exclusive third party manufacturing partner) a managed variety of high quality bedding foundation components.

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

We are a U.S. holding company with no material assets other than the ownership interests of our wholly owned subsidiaries through which we market, design and sell residential furniture worldwide: Nova Macao, Bright Swallow, and Diamond Bar. Nova Macao was organized under the laws of Macao on May 20, 2006. Nova Macao is a wholly owned subsidiary of Nova Lifestyle.  Diamond Bar is a California corporation organized on June 15, 2000, which we acquired pursuant to a stock purchase agreement on August 31, 2011.  On April 24, 2013, we acquired all of the outstanding stock of Bright Swallow; the purchase price was $6.5 million in cash and was fully paid at the closing of the acquisition.

On October 24, 2013, Nova Dongguan incorporated Ding Nuo under the laws of the PRC and contributed capital of RMB 1 million ($162,994). Nova Dongguan made an additional capital contribution of RMB 0.1 million ($16,305) on November 27, 2013 through one of Nova Dongguan’s officers, Mr. Gu Xing Chang, who acted as the nominee shareholder of Ding Nuo.

Our experience developing and marketing products for international markets has enabled us to develop the scale, logistics, marketing, manufacturing efficiencies and design expertise that serve as the foundation for us to expand aggressively into the highly attractive U.S., Canadian and Chinese markets.

Discontinued Operations

On September 23, 2016, Nova Furniture, a wholly-owned subsidiary of the Company (the “Seller”), entered into a Share Transfer Agreement (the “Agreement”) with Kuka Design Limited, an unrelated company incorporated in British Virgin Islands (“Kuka Design BVI” or “Buyer”). Pursuant to the terms of the Agreement, the Seller sold all of the outstanding equity interests in Nova Dongguan, a wholly owned subsidiary of the Seller, to the Buyer for a total of $8,500,000 (the “Transaction”), which such value was primarily derived from Nova Dongguan and Nova Donguan’s wholly owned subsidiary, Nova Museum, and 90.97% owned subsidiary, Ding Nuo. Upon consummation of the Transaction on October 25, 2016, the Buyer became the sole owner of Nova Dongguan.  The purchase price of $8,500,000 was fully paid on October 6, 2016.
On November 10, 2016, Nova Furniture (“Assignor”) entered into a Trademark Assignment Agreement with Kuka Design BVI (“Assignee”).  Pursuant to the terms of the Trademark Assignment Agreement, Assignor agreed to assign to the Assignee its full right to, and title in, the NOVA trademark in China for $6,000,000 (the “Assignment Fee”).  Assignee shall pay the Assignment Fee in two installments: $1,000,000 on or before November 30, 2016, and $5,000,000 on or before December 31, 2016. As of December 31, 2016, $4,750,000 had been received, and the remaining balance of $1,250,000 was fully paid in January 2017.

As a result, the operations of Nova Dongguan, Nova Museum and Ding Nuo are now accounted for as discontinued operations in the accompanying consolidated financial statements for all periods presented.
In the previous reports filed with SEC, the Company erroneously reported that Nova Samoa, another wholly-owned subsidiary entered into the Agreement and the Trademark Assignment Agreement with Kuka Design BVI and sold all of the issued and outstanding shares of Nova Furniture to Kuka Design BVI and assigned the right to, and title in, the NOVA trademark in China to Kuka Design BVI.

Principal Factors Affecting Our Financial Performance

Significant factors that we believe could affect our operating results are the (i) prices of our products to our international retailer and wholesaler customers and their markups to end consumers; (ii) consumer acceptance of our new brands and product collections; and (iii) general economic conditions in the U.S., Canadian, European and other international markets. We believe most of our customers are willing to pay higher prices for our high quality and stylish products, timely delivery and strong production capacity, which we expect will allow us to maintain high gross profit margins for our products. We have diversified our products by acquiring the Diamond Sofa brand in the U.S. market and developing higher-margin products for the U.S. and international markets, and acquiring Bright Swallow for the Canadian market. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites also should allow us to maintain our high gross profit margins. The markets in North America, and particularly in Europe, remain challenging because such markets are experiencing a slower than anticipated recovery from the recent international financial crisis. However, we believe that discretionary purchases of furniture by middle to upper middle-income consumers, our target global consumer market, will increase along with expected growth in the worldwide furniture trade and the recovery of housing markets. Furthermore, we believe that our expansion of direct sales in the U.S. will have a positive impact on our net sales and net income, while helping to diversify our customer base and end consumer markets.

Critical Accounting Policies

While our significant accounting policies are described more fully in Note 2 to our accompanying consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this Management Discussion and Analysis.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for Nova LifeStyle and its subsidiaries, Diamond Bar, Bright Swallow, Nova Macao, Nova Furniture and Nova Samoa, and its former subsidiaries, Nova Dongguan, Nova Museum and Ding Nuo.

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

Accounts Receivable

Our policy is to maintain an allowance for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  We maintained an allowance for bad debt of $3,019,931 and $416,186 as of December 31, 2016 and 2015, respectively. During the years ended December 31, 2016 and 2015, bad debts from continuing operations were $2,603,745 and $660,136, respectively. As of December 31, 2016, we had gross receivable of $45,122,692, of which $7,250,188 was over 90 days but within 180 days past due and $6,301,315 over 180 days past due. As of December 31, 2015, we had gross receivable of $43,100,445, of which $2,112,278 was over 90 days but within 180 days past due. The long overdue balances are mainly related to Nova Macao’s customers in the U.S. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing trade accounts receivable. We determine the allowance based on historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

During the years ended December 31, 2016 and 2015, bad debts from discontinued operations were $512,978, and $9,460 respectively.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault.  As alternatives for the product return option, the customers have options of asking a discount from us for the products with quality issues or receiving replacement parts from us at no cost. The amount for return of products, the discount provided to the customers and cost for the replacement parts were immaterial for the years ended December 31, 2016 and 2015.

Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in USD. The functional currency of Nova LifeStyle, Nova Samoa, Nova Furniture, Nova Macao, Bright Swallow and Diamond Bar is the United States Dollar (“$” or “USD”). The functional currency of our former PRC subsidiaries, Nova Dongguan, Nova Museum and Ding Nuo, is RMB. The functional currencies of our foreign operations are translated into USD for balance sheet accounts using the current exchange rates in effect as of the balance sheet date, except for equity account using the historical exchange rate, and for revenue and expense accounts using the weighted-average exchange rate during the fiscal year. The translation adjustments are recorded in the consolidated statements of income and comprehensive income, captioned “Accumulated other comprehensive income.” Gains and losses resulting from transactions denominated in foreign currencies are included in “Other income (expenses)” in the consolidated statements of income and comprehensive income. There have been no significant fluctuations in the exchange rate for the conversion of RMB to USD after the balance sheet date.

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s chief operating decision maker organizes segments within the company for making operating decisions, assessing performance and allocating resources. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

We determined that our operations constitute a single reportable segment in accordance with ASC 280. We operate exclusively in one business and industry segment: the design and sale of furniture.

We concluded that we had one reportable segment under ASC 280 because Diamond Bar is a furniture distributor based in California focusing on customers in the US, Bright Swallow is a furniture distributor based in Hong Kong focusing on customers in Canada, and Nova Macao is a furniture distributor based in Macao focusing on international customers. Each of our subsidiaries are operated under the same senior management of our company, and we view the operations of Diamond Bar, Bright Swallow and Nova Macao as a whole for making business decisions.

Prior to the disposal of Nova Dongguan, our furniture products sold through Nova Dongguan, Nova Macao, and Ding Nuo were created with similar production processes, in the same facilities, under the same regulatory environment and sold to customers using similar distribution systems. Although Nova Museum was principally engaged in the dissemination of the culture and history of furniture in China, it also served a function of promoting and marketing our image and products by providing a platform and channel for consumers to be exposed to us and our products, it was operated under the same management with the same resources and in the same location as Nova Dongguan, and it was an additive and supplemental unit to our main operations, the design and sale of furniture.

Until the disposal of Nova Dongguan and its subsidiaries, all of our long-lived assets for production were located at our facilities in Dongguan, Guangdong Province, China, and operated within the same environmental, safety and quality regulations governing furniture manufacturers. After the disposal of Nova Dongguan and its subsidiaries, our long-lived assets are mainly property, plant and equipment located in the United States for administrative purposes.

Net sales to customers by geographic area are determined by reference to the physical locations of our customers. For example, if the products are delivered to a customer in the U.S., the sales are recorded as generated in the U.S.; if the customer directs us to ship its products to China, the sales are recorded as sold in China.

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

In July 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. We do not anticipate that this adoption will have a significant impact on our consolidated financial position, results of operations, or cash flows.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. We are currently assessing the potential impact of ASU 2016-15 on our financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. We do not anticipate that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. This update amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We do not anticipate that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. We do not anticipate that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard should be applied prospectively on or after the effective date. We will evaluate the impact of adopting this standard prospectively upon any transactions of acquisitions or disposals of assets or businesses.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

Results of Operations

Comparison of years Ended December 31, 2016 and 2015

The following table sets forth the results of our operations for the years ended December 31, 2016 and 2015. Certain columns may not add due to rounding.

	Years Ended December 31,
	2016		2015
	$	% of Sales	$	% of Sales
Net sales	92,648,195		89,943,415
Cost of sales	(79,124,451)	(85%)	(74,664,644)	(83%)
Gross profit	13,523,744	15%	15,278,771	17%
Operating expenses	(14,289,836)	(15%)	(10,648,563)	(12%)
Income (loss) from operations	(766,092)	(1%)	4,630,208	5%
Other expenses, net	(362,564)	-%	(1,064,358)	(1%)
Income tax (benefit) expense	(836,620)	(1%)	161,443	-%
(Loss) Income from continuing operations	(292,036)	-%	3,404,407	4%
Loss from discontinued operations	(826,217)	(1%)	(1,204,165)	(1%)
Net (loss) income	(1,118,253)	(1%)	2,200,242	2%

Net Sales

Net sales for the year ended December 31, 2016, were $92.65 million, an increase of 3% from $89.94 million in the same period of 2015; this increase in net sales resulted primarily from a 52% increase in average selling price, which was partially offset by a 32% decrease in sales volume. Our largest selling product categories in the years ended December 31, 2016 and 2015 were sofas, beds and dining tables, which accounted for approximately 61%, 11% and 7% of sales, respectively, for the year ended December 31, 2016; and 36%, 14% and 15% of sales, respectively, for the year ended December 31, 2015.

The $2.71 million increase in net sales in the year ended December 31, 2016, compared to the same period of 2015, was mainly due to increased sales to China, Australia, Europe and Hong Kong.  China sales increased by $10.00 million in the year ended December 31, 2016, compared to $0 million in 2015, primarily due to a new large sales order from a Chinese customer who was involved a new project of building a senior care facility in China. North American sales decreased 23% to $58.20 million in the year ended December 31, 2016, compared to $75.45 million in 2015, as we aggressively changed our product mix and our sales and marketing strategies with the aim of diversifying sales. We sold high quality products while offering discounts during our promotion period, which lasted throughout the second and third quarter of 2016. We continued to increase marketing efforts in the U.S. markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Europe were $12.49 million in the year ended December 31, 2016, an increase of 18% from $10.58 million in 2015, primarily as a result of the improving European economy. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. Hong Kong sales increased to $2.50 million in the year ended December 31, 2016, compared to $0.38 million in 2015, primarily due to an increase in the volume of sales orders from one customer who was engaged in a project in the United Kingdom. Sales to Australia increased to $4.87 million in the year ended December 31, 2016, compared to $0.54 million in 2015, primarily due to an increase in sales order from new customers in that region. Sales to Asia, excluding China and Hong Kong, increased 63% to $4.35 million in the year ended December 31, 2016, compared to $2.68 million in 2015, primarily due to the increases of sales orders from one customer in the Middle East.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers. Total cost of sales increased 6% to $79.12 million in the year ended December 31, 2016, compared to $74.66 million in 2015, due primarily to increase in purchases of higher quality with more costly products from third party manufacturers. The increase of products purchased from third party manufacturers is primarily due to changes to our product mix. In 2016, we have sold high quality products, which were purchased from outside manufacturers at relatively higher prices. Cost of sales as a percentage of sales increased to 85% in the year ended December 31, 2016, compared to 83% in the 2015. The increase in cost of sales as a percentage of sales resulted primarily from increased cost of higher quality products purchased from third party manufacturers.

Gross Profit

Gross profit decreased by 11.5% to $13.52 million in the year ended December 31, 2016, compared to $15.28 million in 2015. The decrease in gross profit resulted primarily from an increase in cost of sales as a percentage of net sales. Our gross profit margin decreased to 15% in the year ended December 31, 2016, compared to 17% in 2015. The decrease in gross profit margin resulted primarily from increased cost of sales as a percentage of net sales, which was due primarily to an increased cost of high quality products purchased from third parties.  In addition, in the year ended December 31, 2016, we encountered decreased sales volume due to our increasing average price of products.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development expenses. Operating expenses were $14.29 million in the year ended December 31, 2016, compared to $10.65 million in 2015. Selling expenses increased 15% to $5.32 million in the year ended December 31, 2016, from $4.63 million in 2015, due primarily to increased sales and marketing expense. General and administrative expense increased 49% to $8.97 million in the year ended December 31, 2016, from $6.02 million in 2015, primarily due to an increase in bad debt expense and stock compensation expenses.

Other Expenses, Net

Other expenses, net was $362,564 in the year ended December 31, 2016, compared with other expense, net, of $1,064,358 in 2015, representing a decrease in other expense of $0.70 million. The decrease in other expense was due primarily to a change in fair value and the extinguishment of warrant liability which decreased to $0 in the year ended December 31, 2016 from $767,096 as an expense in 2015, following the termination and surrender of the outstanding warrants in May 2015.

Income Tax Benefit (Expense)

Income tax benefit was $836,620 in the year ended December 31, 2016, compared with $161,443 of income tax expense in 2015.  The income tax benefit was mainly due to the deferred tax on our NOL carryforwards in the U.S. and a reversal of our tax liability reserves due to a statute of limitations expiration, partially offset by accruing interest on prior year ASC 740-10 (FIN 48) reserves.

Loss from Discontinued Operations

The subsidiaries that were sold on October 25, 2016, Nova Dongguan, Nova Museum, and Ding Nuo, are reported as discontinued operations in our consolidated financial statements. Income from discontinued operations, net of tax, decreased approximately $0.38 million, or 31%, from a loss of approximately $1.20 million for the year ended December 31, 2015 to a loss of approximately $0.82 million for the year ended December 31, 2016.

Net (Loss) Income

As a result of the foregoing, our net loss was $1.12 million in the year ended December 31, 2016, as compared with $2.2 million of net income in 2015. This increase in net loss was mainly due to an increase in operating expenses by 34% for the year ended December 31, 2016, compared to in 2015. Our net loss margin from continuing operations was 0.32% in the year ended December 31, 2016, as compared with 3.79% of net profit margin for in 2015.

Liquidity and Capital Resources

Our principal demands for liquidity are from our efforts to increase sales, to purchase inventory, and for expenditures related to sales distribution and general corporate purposes. We intend to meet our liquidity requirements, including capital expenditures related to purchase of inventories and the expansion of our business, primarily through cash flow provided by operations and collections of accounts receivable, and credit facilities from banks.

As we continue to execute our growth strategy focused on aggressively expanding sales, particularly in the U.S., we remain focused on improving net margins and bottom line growth.  As noted above, we have in recent periods found it necessary to increase reliance on third party providers in order to meet demand for particular products required by certain of our customers. We also believe there is elasticity in pricing our higher end products and an ongoing opportunity to improve our product mix which should help us to stay in step with cost increases.

We rely primarily on internally generated cash flow and proceeds under our existing credit facilities to support growth.  We may seek additional financing in the form of bank loans or other credit facilities or funds raised through future offerings of our equity or debt, if and when we determine such offerings are required. On May 28, 2015, we raised approximately $3.65 million after deducting fees to the placement agent of $335,000 and other offering expenses paid of $20,000 by entering into a Securities Purchase Agreement with certain purchasers in a registered direct offering.  During 2016, we raised approximately $3.09 million from exercise of warrants.

We had net working capital of $58,407,707 at December 31, 2016, an increase of $9.78 million from net working capital of $48,627,874 at December 31, 2015. The ratio of current assets to current liabilities was 6.02-to-1 at December 31, 2016.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2016 and 2015:

	2016	2015
Cash (used in) provided by:
Operating activities	$(6,421,503)	$(4,229,308)
Investing activities	6,098,402	(2,473,664)
Financing activities	1,925,654	6,452,072

Net cash used in operating activities was $6.42 million in the year ended December 31, 2016, an increase of cash outflow of $2.19 million from $4.23 million of cash used in operating activities in 2015. The increase in cash outflow from continuing operations was attributable primarily to an increased cash outflow for advances to suppliers of $5.73 million during the year ended December 31, 2016, compared to $0.23 million inflow in 2015. Our cash outflow for accounts payable was $3.86 million during the year ended December 31, 2016, compared to $0.53 million outflow in 2015. That amount was partially offset by decreased cash outflow from accounts receivable of $2.02 million for the year ended December 31, 2016, compared with cash outflow of $8.78 million in 2015.  Net operating cash flows from discontinued operations increased from an inflow of $0.34 million in the year ended December 31, 2015 to an inflow of $1.71 million in 2016.

Net cash provided by investing activities was $6.10 million in the year ended December 31, 2016, an increase of cash inflow of $8.57 million from $2.47 million outflow in 2015. In the year ended December 31, 2016, we incurred cash outflow of $7.0 million from advance to an unrelated party, and $0.01 million from the acquisition of property and equipment, while we received $13.21 million from the disposal of subsidiaries. In the year ended December 31, 2015, we had cash outflow of $0.23 million for construction in progress in relation to Nova Macao’s eCommerce platform. Net investing cash outflow from discontinued operations decreased from an outflow of $2.19 million in the year ended December 31, 2015 to an outflow of $0.09 million in the same period of 2016, primarily due to lesser amount was spent on acquisition of land use rights, property and equipment and new factory construction in Dongguan in 2016.

Net cash provided by financing activities was $1.93 million in the year ended December 31, 2016, a decrease of $4.53 million from cash inflow of $6.45 million in 2015. In the year ended December 31, 2016, we repaid $43.93 million for bank loans, borrowed $44.41 million from bank loans, and received $3.09 million from warrants exercised.  In the year ended December 31, 2015, we repaid $35.06 million for bank loans, borrowed $36.03 million from bank loans, and had $3.65 million in proceeds from the sale and issuance of common stock.  Net financing cash inflow from discontinued operations decreased from an inflow of $1.83 million in the year ended December 31, 2015 to an outflow of $1.64 million in 2016.

As of December 31, 2016, we had gross accounts receivable of $45,122,692, of which $22,541,201 was not yet past due, $9,029,988 was less than 90 days past due, $7,250,188 was over 90 days but within 180 days past due and $6,301,315 over 180 days past due. We had an allowance for bad debt of $3,019,931 for accounts receivable. As of March 22, 2017, $23,868,361 accounts receivable outstanding at December 31, 2016 had been collected.

As of March 22, 2017, $41,029,482, or 95%, of gross accounts receivable outstanding at December 31, 2015 had been collected.

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

Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.25% and maturity on June 1, 2015. On June 8, 2015, the bank extended and modified the terms of the loan agreement to extend the line of credit up to a maximum of $6,000,000 until July 31, 2015 and $5,000,000 thereafter with an annual interest rate of 4.25% and maturity on September 1, 2015 (the term of which the bank allowed to extend until the renewal described in the following sentence while the bank conducted its own audit associated therewith). On September 28, 2015, Diamond Bar extended the line of credit up to a maximum of $6,000,000 with annual interest of 3.75% (4% from December 17, 2015) and maturity on June 1, 2017. On January 20, 2016, Diamond Bar increased the line of credit up to a maximum of $8,000,000 with annual interest of 3.75%.  The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of December 31, 2016 and 2015, Diamond Bar had $6,129,841 and $5,659,357 outstanding on the line of credit, respectively.  During the years ended December 31, 2016 and 2015, the Company recorded interest expense of $213,967 and $196,001, respectively. As of December 31, 2016, Diamond Bar had $1,870,159 available for borrowing without violating any covenants.

The Diamond Bar loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $10 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iii) the pre-tax income must be not less than 1.000% of total revenue quarterly; and (iv) maintain a current ratio in excess of 1.250 to 1.000. As of December 31, 2016, Diamond Bar was in compliance with the stated covenants.  In addition, the loan agreement provides for a cross default provision whereby an event of default on this loan will cause the Nova Macao loan, which is described below, to also be in default, as both loans are from the same lender.

On January 22, 2015, Nova Macao renewed a line of credit, with an annual interest rate of 4.25% and principal of up to $6,500,000, with a commercial bank in Hong Kong to extend the maturity date to January 29, 2016. On February 16, 2016, Nova Macao extended the maturity date of its line of credit to January 31, 2017, with an annual interest rate of 4% and principal of up to $6,500,000. The loan requires monthly payment of interest and that the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance and is guaranteed by Nova LifeStyle and Diamond Bar. As of December 31, 2016 and 2015, Nova Macao had $1,848,000 outstanding on the line of credit. During the years ended December 31, 2016 and 2015, the Company paid interest of $69,828 and $79,629, respectively. As of December 31, 2016, the Company had $4,652,000 available for borrowing without violating any covenants.

The Nova Macao loan had the following covenants: (i) total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $6,500,000, (b) the insurance claim limit and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible accounts receivable are insured buyers by Sinosure assigned to the bank and within established insurance limit; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount shall be settled within 7 days by Nova Macao. As of December 31, 2016, Nova Macao was in compliance with the stated covenants.  Nova Macao did not extend the line of credit and paid off the outstanding balance in February 2017.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,016,045 (RMB 20 million) with maturity on April 24, 2015.  On November 20, 2014, the Company paid off the line of credit and entered into a new agreement with a reduced line of credit of up to $1,508,023 (RMB 10 million) with a maturity on May 19, 2015.  On May 5, 2015, Nova Dongguan extended the line of credit of $527,808 (RMB 3.5 million) and $980,215 (RMB 6.5 million) with maturities on September 6, 2015 and October 18, 2015, respectively. On September 21, 2015, Nova Dongguan paid off the lines of credit and entered into a new agreement with an increased line of credit of up to $3,016,045 (RMB 20 million) for a period up to September 20, 2018. As of October 31, 2016 and 2015, Nova Dongguan had $1,049,659 (RMB 7.10 million) and $2,756,560 (RMB 17.9 million) outstanding, respectively. The loan of $1,931,773 (RMB 12.9 million) currently bears monthly interest of 0.51458% and requires monthly payment of the interest. The loan is due for repayment on September 24, 2016. On September 23, 2016, this line of credit was extended to October 24, 2016. On October 24, 2016, Nova Dongguan paid off this loan. On November 10, 2015, Nova Dongguan borrowed an additional $748,750 (RMB 5.0 million), which bears monthly interest of 0.47125% and requires monthly payment of the interest with maturity date on November 9, 2016.

On January 26, 2016, Nova Dongguan borrowed an additional $314,475 (RMB 2.1 million), which bears monthly interest of 0.47125% and requires monthly payment of the interest with maturity date on January 25, 2017. The loans are secured by the buildings of Nova Dongguan and guaranteed by the Company’s former CEO. During the years ended December 31, 2016 and 2015, the Company recorded interest expense of $145,645 and $112,002, respectively, for discontinued operations related to the applicable line of credit agreements.  This line of credit was disposed of on the date of sales of subsidiaries (See Note 3 – Discontinued Operations).

Shelf Registration; Resale Registration Statement

On February 20, 2014, we filed a shelf registration statement on Form S-3 under which we may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000.  The shelf registration statement was declared effective as of March 7, 2014 and expired on March 6, 2017.  As noted above, the shares and warrants issued by us under the registered direct offerings completed in April 2014 and May 2015, were registered on takedowns under the shelf registration.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As disclosed on our Current Report on Form 8-K filed by the Company on September 23, 2016 (the “September 8-K”), the Company was advised on September 19, 2016 that the Company’s independent registered public accounting firm, Crowe Horwath (HK) CPA Limited, decided to terminate its audit and assurances services to public companies subject to the statutes and regulations of the United States, effective as of October 1, 2016. According, the Company, with the approval of its audit committee, terminated the services of Crowe Horwath (HK) CPA Limited (“CHHK”), effective September 22, 2016, and retained the services of Centurion ZD CPA Limited (formerly known as DCAW (CPA) Limited) (“Centurion”), effective September 22, 2016.

CHHK’s report on the financial statements of the Company for the fiscal year ended December 31, 2015 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s fiscal year ended December 31, 2015 and through September 22, 2016, there were no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) between CHHK and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to CHHK’s satisfaction, would have caused CHHK to make reference to the subject matter in their report on the Company’s consolidated financial statements for such periods. Furthermore, no “reportable events” occurred within the periods covered by CHHK’s reports on the Company’s consolidated financial statements, or subsequently up to the date of CHHK’s dismissal. As used herein, the term “reportable event” means any of the items listed in paragraphs (a)(1)(v)(A)-(D) of Item 304 of Regulation S-K.

The Company provided CHHK with a copy of the disclosures included in the September 8-K, and requested that CHHK review such disclosures and provide a letter addressed to the Securities and Exchange Commission (“SEC”) stating whether they agreed with the statements made therein. A copy of the letter furnished by CHHK was filed with the September 8-K as exhibit 16.1 thereto.

During the Company’s fiscal years ended December 31, 2015 and 2014 and through September 22, 2016, neither the Company nor anyone on its behalf consulted Centurion regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the consolidated financial statements of the Company; or (ii) any matter that was either the subject of a disagreement or a reportable event as described above; and there was neither a written report nor oral advice was provided to the Company by Centurion concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective as of such date  as identified in our internal control over financial reporting below.

Notwithstanding the material weakness discussed below, management has concluded that the consolidated financial statements included in this form 10-K present fairly, in all material aspects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based upon the updated framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 and updated in May 2013.  Based on this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective.  Specifically, management has identified a material weakness owing to the fact that we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

We have taken, and are taking, certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We plan to hire additional credentialed professional staff and consulting professionals with greater knowledge and experience of U.S. GAAP and related regulatory requirements to oversee our financial reporting process in order to ensure our compliance with U.S. GAAP and other relevant securities laws. For example, we have interviewed several candidates for a Vice President of Finance position and we are still in the process of searching for an acceptable candidate. In addition, we provided additional training to our accounting personnel on U.S. GAAP, and other regulatory requirements regarding the preparation of financial statements in 2016. Until such time as we hire qualified accounting personnel with the requisite U.S. GAAP knowledge and experience and train our current accounting personnel, we have engaged an outside CPA with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP. In addition to above stated remediation plan we previously engaged an outside Sarbanes-Oxley Act consultant in March 2012 to assist us with improving the design and operations of our internal controls over financial reporting for our U.S. parent company and all subsidiaries.

We believe the measures described above will remediate the material weakness from the prior year identified above. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures are necessary to address control any future deficiencies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On April 10, 2017, our Board of Directors appointed Thanh H. Lam as our Chief Executive Officer.  Thanh H. Lam, age 49, was appointed our President and a member of our Board on June 30, 2011, and was elected as Chairperson of the Board on June 4, 2013. Ms. Lam was appointed as our Interim Chief Executive Officer on October 7, 2016.  Ms. Lam was a co-founder of the Diamond Sofa brand and previously was the Chief Executive Officer of Diamond Bar in Commerce, California, our wholly-owned subsidiary acquired by the Company in August 2011. Ms. Lam has pioneered the Diamond Sofa brand since 1992 and, prior to our acquisition of the Diamond Sofa brand, was in charge of its product development and merchandising for the U.S. market and managed its national sales force and oversaw distribution. In 2005, Ms. Lam was featured in a Furniture Today “Fresh Faces” profile, one of the highest honors bestowed to exceptional and talented young entrepreneurs in the furniture industry. Ms. Lam received her Bachelor of Science degree in Business Administration and Finance from the California State University of Los Angeles. Ms. Lam brings to the Board many years of experience in developing a furniture brand and marketing to the U.S. furniture industry. The Board believes that Ms. Lam’s in-depth knowledge of the U.S. furniture market and knowledge of our business through her work with the Diamond Sofa brand will assist us in our future growth and expansion plans.

The employment agreement between the Company and Ms. Lam, dated May 3, 2013, remains in full force and effect.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to nominees for director of Nova LifeStyle, compliance with Section 16(a) of the Securities Exchange Act of 1934, and the Company’s code of ethics is set forth under the captions “Proposal 1–Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Code of Ethics,” respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on June 8, 2017. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2016.

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
10.6
Lock-Up Agreement between Ya Ming Wong and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.9 to the First Amendment to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 10, 2011)

10.7
Lock-Up Agreement between Yuen Ching Ho and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.10 to the First Amendment to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 10, 2011)

10.8
Lock-Up Agreement between Jun Jiang and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.11 to the First Amendment to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 10, 2011)

10.9
Lock-Up Agreement between Qiang Liu and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.12 to the First Amendment to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 10, 2011)

10.10
Stock Purchase Agreement between Nova LifeStyle, Inc. and Jun Zhang, dated August 31, 2011 (Incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on September 6, 2011)

10.11
Trademark Purchase and Assignment Agreement by and between St. Joyal and Nova LifeStyle, Inc., dated August 31, 2011 (Incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on September 6, 2011)

10.12
First Amendment to Intellectual Property Rights Transfer Agreement by and between Nova Furniture (Dongguan) Co., Ltd. and Ya Ming Wong, dated September 21, 2011 (Incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-177353) filed on October 17, 2011)

10.13
Stock Acquisition Agreement by and between Nova LifeStyle, Inc. and Bright Swallow International Group Limited, dated March 22, 2013 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on March 26, 2013)

10.14#
Amended and Restated Employment Agreement between Nova LifeStyle, Inc. and Thanh H. Lam, dated May 3, 2013 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on May 9, 2013)

10.15#	Form of Director Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 3, 2013)
10.16#
Employment Agreement between Nova LifeStyle, Inc. and Ya Ming Wong, dated November 7, 2013 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on November 12, 2013)

10.17#
Employment Agreement between Nova LifeStyle, Inc. and Yuen Ching Ho, dated November 7, 2013 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on November 12, 2013)

10.18
First Amendment to Lock-Up Agreement between Ya Ming Wong and Nova LifeStyle, Inc., dated March 25, 2014 (Incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.19
First Amendment to Lock-Up Agreement between Yuen Ching Ho and Nova LifeStyle, Inc., dated March 25, 2014 (Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.20
First Amendment to Lock-Up Agreement between Jun Jiang and Nova LifeStyle, Inc., dated March 25, 2014 (Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.21
First Amendment to Lock-Up Agreement between Qiang Liu and Nova LifeStyle, Inc., dated March 25, 2014 (Incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.22
Lock-Up Agreement between Ah Wan Wong and Nova LifeStyle, Inc., dated August 18, 2011 (Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.23
Lock-Up Agreement between Man Shek Ng and Nova LifeStyle, Inc., dated August 18, 2011 (Incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.24
First Amendment to Lock-Up Agreement between Ah Wan Wong and Nova Lifestyle, Inc., dated March 25, 2014 (Incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.25
First Amendment to Lock-Up Agreement between Man Shek Ng and Nova Lifestyle, Inc., dated March 25, 2014 (Incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.26
Stock Award Agreement between Tanh H. Lam and Nova Lifestyle, Inc., effective May 3, 2013 (Incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.27
Securities Purchase Agreement by and among Nova LifeStyle, Inc. and each of the investors listed on the Schedule of Buyers attached thereto, dated April 14, 2014 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on April 14, 2014)

10.28
Placement Agent Agreement by and between Nova LifeStyle, Inc. and FT Global Capital, Inc., dated March 31, 2014 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on April 14, 2014)

10.29#	Nova LifeStyle, Inc. 2014 Omnibus Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 333-163019) filed on July 10, 2014)
10.30#
Nova LifeStyle, Inc. Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (File No. 333-163019) filed on July 10, 2014)

10.31#
Employment Agreement between Nova LifeStyle, Inc. and Ya Ming Wong, dated March 25, 2015 and effective as of November 10, 2014 (Incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on March 26, 2015)

10.32#
Employment Agreement between Nova LifeStyle, Inc. and Yuen Ching Ho, dated March 25, 2015 and effective as of November 10, 2014 (Incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on March 26, 2015)

10.33#
Employment Agreement between Nova LifeStyle, Inc. and Ya Ming Wong, dated March 25, 2016 and effective as of November 11, 2015 (Incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on March 28, 2016)

10.34#
Employment Agreement between Nova LifeStyle, Inc. and Yuen Ching Ho, dated March 25, 2016 and effective as of November 11, 2015 (Incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on March 28, 2016)

10.35†	Share Transfer Agreement between Nova Furniture Limited and Kuka Design Limited, dated September 23, 2016
10.36†	Trademark Assignment Agreement between Nova Furniture Limited and Kuka Design Limited, dated November 10, 2016
14.1	Code of Business Conduct and Ethics of Nova Lifestyle, Inc. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 10, 2013)

21.1†	Subsidiaries of the Registrant
23.1†	Consent of Centurion ZD CPA Limited
24.1†	Power of Attorney (Included on the Signature Page of this Annual Report on Form 10-K)
31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

#           Indicates management contract or compensatory plan, contract or arrangement.
†           Filed herewith.
‡           Furnished herewith.

NOVA LIFESTYLE, INC.

Consolidated Financial Statements
Years Ended December 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Nova LifeStyle, Inc.

We have audited the accompanying consolidated balance sheets of Nova LifeStyle, Inc. and its subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Centurion ZD CPA Limited

Centurion ZD CPA Limited
Hong Kong, China
April 14, 2017

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2016 AND 2015

	2016	2015

Assets

Current Assets
Cash and cash equivalents	$2,587,743	$920,227
Accounts receivable, net	42,102,761	42,684,259
Advance to suppliers	13,669,752	7,936,141
Inventories	2,781,123	2,514,319
Assignment fee receivable (Note 3)	1,250,000	--
Receivable from an unrelated party (Note 8)	7,000,000	--
Prepaid expenses and other receivables	642,891	508,999
Taxes receivable	14,893	8,494
Assets of discontinued operations	--	11,260,606

Total Current Assets	70,049,163	65,833,045

Noncurrent Assets
Plant, property and equipment, net	171,276	200,077
Lease deposit	43,260	43,260
Goodwill	218,606	218,606
Intangible assets, net	5,686,623	6,247,481
Deferred tax asset	874,759	61,000
Assets of discontinued operations, non-current	--	17,144,538

Total Noncurrent Assets	6,994,524	23,914,962

Total Assets	$77,043,687	$89,748,007

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
DECEMBER 31, 2016 AND 2015

	2016	2015

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$2,368,775	$5,708,259
Lines of credit	7,977,841	1,848,000
Advance from customers	513,880	63,789
Accrued liabilities and other payables	780,960	1,438,105
Liabilities of discontinued operations	--	8,147,018

Total Current Liabilities	11,641,456	17,205,171

Noncurrent Liabilities
Lines of credit	--	5,659,357
Income tax payable	2,136,788	2,160,449
Liabilities of discontinued operations, non-current	--	4,731,348

Total Noncurrent Liabilities	2,136,788	12,551,154

Total Liabilities	13,778,244	29,756,325

Contingencies and Commitments

Stockholders’ Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 27,309,695 and 24,254,160 shares issued and outstanding; as of December 31, 2016 and 2015, respectively	27,309	24,254
Additional paid-in capital	36,885,462	31,761,983
Statutory reserves	6,241	6,241
Accumulated other comprehensive income	--	1,570,534
Retained earnings	26,346,431	26,628,670

Total Stockholders’ Equity	63,265,443	59,991,682

Total Liabilities and Stockholders’ Equity	$77,043,687	$89,748,007

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

Net Sales	$92,648,195	$89,943,415

Cost of Sales	79,124,451	74,664,644

Gross Profit	13,523,744	15,278,771

Operating Expenses
Selling expenses	5,324,270	4,631,758
General and administrative expenses	8,965,566	6,016,805

Total Operating Expenses	14,289,836	10,648,563

(Loss) Income From Operations	(766,092)	4,630,208

Other Income (Expenses)
Non-operating (income) expense, net	46,717	43,237
Foreign exchange transaction loss	(6,386)	(7,003)
Loss on change in fair value and extinguishment of warrant liability	--	(767,096)
Interest expense	(283,795)	(275,630)
Financial expense	(119,100)	(57,866)

Total Other Expenses, Net	(362,564)	(1,064,358)

(Loss) Income Before Income Taxes and Discontinued operations	(1,128,656)	3,565,850

Income Tax (Benefit) Expense	(836,620)	161,443

(Loss) Income From Continuing Operations	(292,036)	3,404,407

Loss From Discontinued Operations, net of tax	(826,217)	(1,204,165)

Net (Loss) Income	(1,118,253)	2,200,242

Other Comprehensive Income (Loss)
Release of foreign currency translation adjustments upon disposal of subsidiaries	836,014	--
Foreign currency translation	(734,520)	(1,004,633)

Comprehensive (Loss) Income	$(1,016,759)	$1,195,609

Basic weighted average shares outstanding	25,432,037	22,825,652
Diluted weighted average shares outstanding	25,432,037	22,825,652

(Loss) income from continuing operations per share of common stock
Basic	$(0.01)	$0.15
Diluted	$(0.01)	$0.15

Loss from discontinued operations per share of common stock
Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	$(0.05)

Net (loss) income per share of common stock
Basic	$(0.04)	$0.10
Diluted	$(0.04)	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

				Accumulated
				Other			Total
	Common stock		Additional Paid	Comprehensive	Statutory	Retained	Stockholders’
	Shares	Amount	in Capital	Income	Reserves	Earnings	Equity

Balance–January 1, 2015	20,897,316	$20,897	$24,751,476	$2,575,167	$6,241	$24,428,428	$51,782,209

Exercise of warrants	1,062,912	1,063	2,231,052	--	--	--	2,232,115

Sales of common stock, net of issuance cost of $355,000	2,000,001	2,000	3,643,002	--	--	--	3,645,002

Stock issued to officers	189,209	189	790,811	--	--	--	791,000

Stock issued to consultants	63,332	63	191,939	--	--	--	192,002

Stock compensation for board of directors	41,390	42	153,703	--	--	--	153,745

Net income	--	--	--	--	--	2,200,242	2,200,242

Foreign currency translation loss	--	--	--	(1,004,633)	--	--	(1,004,633)

Balance–December 31, 2015	24,254,160	$24,254	$31,761,983	$1,570,534	$6,241	$26,628,670	$59,991,682

Exercise of warrants	1,141,667	1,142	3,092,776	-	-	-	3,093,918

Stock issued to officers	350,000	349	424,277	-	-	-	424,626

Stock issued to employees and service providers	967,500	968	582,457	-	-	-	583,425

Stock issued to consultants	495,389	495	919,074	-	-	-	919,569

Stock compensation for board of directors	100,979	101	104,895	-	-	-	104,996

Disposal of subsidiaries	-	-	-	(836,014)	-	836,014	-

Net loss	-	-	-	-	-	(1,118,253)	(1,118,253)

Foreign currency translation loss	-	-	-	(734,520)	-	-	(734,520)

Balance–December 31, 2016	27,309,695	$27,309	$36,885,462	$-	$6,241	$26,346,431	$63,265,443

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

Cash Flows From Operating Activities
Net income (loss) from continuing operations	$(292,036)	$3,404,407
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	603,155	512,884
Deferred tax expense	(813,760)	(52,742)
Stock compensation expense	1,637,362	1,377,328
Change in fair value and extinguishment of warrant liability	--	767,096
Bad debt expenses	2,603,745	660,136
Changes in operating assets and liabilities:
Accounts receivable	(2,022,248)	(8,782,341)
Advance to suppliers	(5,733,611)	231,046
Inventories	(266,804)	(1,193,622)
Other current assets	298,115	(724,046)
Accounts payable	(3,856,326)	(533,545)
Advance from customers	450,091	(58,251)
Accrued liabilities and other payables	(710,327)	(295,394)
Taxes payable	(30,060)	115,616

Net Cash Used in Continuing Operations	(8,132,704)	(4,571,428)
Net Cash Provided by Discontinued Operations	1,711,201	342,120
Net Cash Used in Operating Activities	(6,421,503)	(4,229,308)

Cash Flows From Investing Activities
Deposits on plant construction and equipment		(52,398)
Payment for land compensation fee and occupancy tax	--	--
Purchase of property and equipment	(13,494)	--
Proceeds from disposal of subsidiaries, net of $43,873 of cash disposed of	13,206,127	--
Advances to an unrelated party (Note 8)	(7,000,000)	--
Construction in progress	--	(231,864)

Net Cash Provided by (Used in) Continuing Operations	6,192,633	(284,262)
Net Cash Used in Discontinued Operations	(94,231)	(2,189,402)
Net Cash Provided by (Used in) Investing Activities	6,098,402	(2,473,664)

Cash Flows From Financing Activities
Proceeds from line of credit and bank loan	44,405,074	36,034,645
Repayment to line of credit and bank loan	(43,934,591)	(35,057,901)
Proceeds from warrant exercised	3,093,918	--
Proceeds from equity financing, net of expenses of $355,000	--	3,645,002

Net Cash Provided by Continuing Operations	3,564,401	4,621,746
Net Cash (Used in) Provided by Discontinued Operations	(1,638,747)	1,830,326
Net Cash Provided by Financing Activities	$1,925,654	$6,452,072

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$(2,839)		$(5,379)

Net (decrease) increase in cash and cash equivalents	1,599,714		(256,279)

Cash and cash equivalents, beginning of year	988,029		1,244,308

Cash and cash equivalents, ending of year	$2,587,743		$988,029

Analysis of cash and cash equivalents

Included in cash and cash equivalents per consolidated balance sheets	$2,587,743	$	$ 920,227
Included in assets of discontinued operations	-		67,802
Cash and cash equivalents, end of year	$2,587,743		$988,029

Supplemental Disclosure of Cash Flow Information

Continuing operations:
Cash paid during the period for:
Income tax payments	$7,200		$131,292
Interest paid	$282,951		$275,860

Discontinued operations:
Cash paid during the period for:
Income tax payments	$--		$--
Interest paid	$145,645		$112,465

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Construction in progress and deposits for equipment and factory construction transfer to fixed assets	$--		$2,406,995
Deposit on plant construction and website design transfer to construction in progress	$--		$1,208,200
Issuance of common stock in exchange of surrender and termination of warrants	$--		$2,232,115

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 1 - Organization and Description of Business

Nova LifeStyle, Inc. (“Nova LifeStyle” or the “Company”), formerly known as Stevens Resources, Inc., was incorporated in the State of Nevada on September 9, 2009.

The Company is a U.S. holding company with no material assets other than the ownership interests of our subsidiaries through which we market, design and sell furniture worldwide: Nova Furniture Limited in the British Virgin Islands (“Nova Furniture”), Nova Furniture Ltd. in Samoa (“Nova Samoa”), Bright Swallow International Group Limited (“Bright Swallow” or “BSI”), Nova Furniture Macao Commercial Offshore Limited (“Nova Macao”), and Diamond Bar Outdoors, Inc. (“Diamond Bar”).

Nova Macao was organized under the laws of Macao on May 20, 2006. Nova Macao is a wholly owned subsidiary of Nova Furniture.  Diamond Bar, doing business as Diamond Sofa, was incorporated in California on June 15, 2000.  Nova Macao is a trading company, importing, marketing and selling products designed and manufactured by Nova Furniture (Dongguan) Co., Ltd. (“Nova Dongguan”) and third party manufacturers for the U.S. and international markets. Diamond Bar markets and sells products manufactured by us and third party manufacturers under the Diamond Sofa brand to distributors and retailers principally in the U.S. market.  On April 24, 2013, the Company completed the acquisition of Bright Swallow, an established furniture company with a global client base.

The sale of three of the Company’s former subsidiaries, Nova Dongguan, Nova Dongguan Chinese Style Furniture Museum (“Nova Museum”), and Dongguan Ding Nuo Household Products Co., Ltd. (“Ding Nuo”), was consummated on October 25, 2016, and as a result, they are now accounted for as discontinued operations in the accompanying consolidated financial statements for all periods presented. Accordingly, assets and liabilities, revenues and expenses, and cash flows related to the business of these subsidiaries have been appropriately reclassified in the accompanying consolidated financial statements as discontinued operations for all periods presented. Additional information with respect to the sale of these subsidiaries is presented at Note 3.

Nova Dongguan is a wholly foreign-owned enterprise, or WFOE, and was incorporated under the laws of the PRC on June 6, 2003. Nova Dongguan organized Nova Museum on March 17, 2011 as a non-profit organization under the laws of the PRC engaged in the promotion of the culture and history of furniture in China. Nova Dongguan markets and sells products in China to stores in our former franchise network and to wholesalers and agents for domestic retailers and exporters. Nova Dongguan also provides design expertise and facilities to manufacture branded products and products for international markets under original design manufacturer and original equipment manufacturer agreements, or ODM and OEM agreements.  On October 24, 2013, Nova Dongguan incorporated Ding Nuo under the laws of the PRC and contributed capital of RMB 1 million ($162,994). Nova Dongguan made an additional capital contribution of RMB 0.1 million ($16,305) on November 27, 2013 through one of Nova Dongguan’s officers who acted as the nominee shareholder of Ding Nuo; accordingly, Nova Dongguan effectively controls 100% of Ding Nuo. Ding Nuo was established mainly for engaging in business with IKEA.

The “Company” and “Nova” collectively refer to Nova LifeStyle, the U.S. parent, and its subsidiaries, Nova Furniture, Nova Samoa, Nova Macao, Diamond Bar, and BSI.  The “Company” may also from time to time in these Notes include the Company’s former subsidiaries, Nova Furniture BVI, Nova Dongguan, Nova Museum and Ding Nuo.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the two-step goodwill impairment test for Diamond Bar reporting unit.  Accordingly, as of December 31, 2016 and 2015, the Company concluded there was no impairment of goodwill of Diamond Bar.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company recorded $3,019,931 and $484,936 as allowance for bad debt as of December 31, 2016 and 2015, respectively. During the years ended December 31, 2016 and 2015, bad debts from continuing operations were $2,603,745 and $660,136, respectively. During the years ended December 31, 2016 and 2015, bad debts from discontinued operations were $512,978 and $9,460 respectively.

Inventories

Inventories are stated at the lower of cost or market value with cost determined on a weighted-average basis. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company did not record any write-downs of inventory at December 31, 2016 and 2015.

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

Based on its review, the Company believes that, as of December 31, 2016 and 2015, there was no significant impairment of its long-lived assets.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense from continuing operations was $95,877 and $139,869 for the years ended December 31, 2016 and 2015, respectively  Research and development expense from the Company’s discontinued operations was $628,627 and $932,616 for the years ended December 31, 2016 and 2015, respectively.

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

A reconciliation of the January 1, 2015, through December 31, 2016, amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

	Gross UTB
	2016	2015
Beginning Balance – January 1	$1,805,014	$1,791,388
(Decrease) increase in unrecorded tax benefits taken in the years ended December 31, 2016 and 2015, related to the Company’s continuing operations	(162,633)	13,626
Ending Balance – December 31	$1,642,381	$1,805,014

During the years ended December 31, 2016 and 2015, the Company recorded income tax (benefit) expense from its continuing operations of approximately ($836,620) and $161,443, respectively.

As of December 31, 2016 and 2015, the Company has recorded $1,642,000 and $1,805,000 of unrecognized tax benefit related to its continuing operations.

At December 31, 2016 and 2015, the Company had cumulatively accrued approximately $494,000 and $355,000 for estimated interest and penalties related to unrecognized tax benefits related to the Company’s continuing operations. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense, which totaled approximately $139,000 and $128,000 related to the Company’s continuing operations, respectively. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

For the years ended December 31, 2016 and 2015, the Company did not record unrecognized tax benefits related to transfer pricing adjustments between Nova Dongguan and Nova Macau since the intercompany sales between the two entities appears to comply with reasonable arm’s length principles.

Nova Dongguan and Ding Nuo were subject to taxation in the PRC. Nova Dongguan’s PRC income tax returns are generally not subject to examination by the tax authorities for tax years before 2010. With a few exceptions, the tax years 2010-2015 remain open to examination by tax authorities in the PRC. Unrecognized tax benefit related to transfer pricing adjustment between Dongguan and Macau is generally not subject to examination by the PRC tax authorities for tax years before 2005.  The tax years 2013-2016 for US entities remain open to examination by tax authorities in the US.

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

The Company’s sales policy allows for the return of product within the warranty period if the product is defective and the defects are the Company’s fault.  As alternatives for the product return option, the customers have options of asking a discount from the Company for the products with quality issues or receiving replacement parts from the Company at no cost. The amount for return of products, the discount provided to the Company’s customers and the cost for replacement parts were immaterial for years ended December 31, 2016 and 2015.

Franchise Arrangements

In 2010, the Company’s former subsidiaries in China began entering into area product franchise agreements with franchisees who operate specialty furniture stores carrying only Nova-branded products. The product franchise agreement provides for the franchisee to retail Nova-brand furniture products for a period of one year from the date of the agreement. The franchisee is required to pay a deposit of RMB 30,000 at the signing of the agreement, which is used as payment for future purchases and is deferred on the Company’s balance sheet as a customer deposit. The franchisee is required to guarantee a minimum purchase amount from the Company during the contract period. The Company had the right to terminate the agreement should the franchisee fail to meet the minimum purchase amount. The Company previously provides the franchisee with store images and designs, signage, floor plan product information and training. In addition, the Company would rebate a per square meter subsidy to the franchisee for the store build-out within 12 months from the agreement date.  Under the program, the Company established standard renovation amounts (the “Renovation Subsidy”) for various cities in China.  The franchisee was able to obtain, in the form of credits against purchase orders, percentages of the Renovation Subsidy applicable in the city in which the franchisee is located, as follows: 0% to 30% of the Renovation Subsidy applied to the first purchase order and 5% of each purchase order thereafter until the aggregate of all credits equals 100% of the Renovation Subsidy, or 12 months from the date of the franchise agreement, whichever occurs first. In accordance with ASC 605-50, as the Company does not receive an identifiable benefit from these rebates, the rebates are recorded as a reduction of revenue on sales to the franchisees.  All of the franchise agreements relating to the Company’s operations were divested in connection with its discontinued operations (see Note 3 – Discontinued Operations).

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead that are directly attributable to the production of the products. Write-down of inventory to the lower of cost or market value is also recorded in the cost of sales.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the twelve months ended December 31, 2016 and 2015, shipping and handling costs from continuing operations were $724 and $5,705, respectively.  During the twelve months ended December 31, 2016 and 2015, shipping and handling costs from discontinued operations were $417,563 and $578,553, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense from continuing operations was $2,580,728 and $2,313,367 for the years ended December 31, 2016 and 2015, respectively. Advertising expense from discontinued operations was $62,218 and $209,129 for the years ended December 31, 2016 and 2015, respectively.

Share-based compensation

The Company accounts for share-based compensation awards to employees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that share-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period.

The Company accounts for share-based compensation awards to non-employees in accordance with FASB ASC Topic 718 and FASB ASC Subtopic 505-50, “Equity-Based Payments to Non-employees”. Share-based compensation associated with the issuance of equity instruments to non-employees is measured at the fair value of the equity instrument issued or committed to be issued, as this is more reliable than the fair value of the services received. The fair value is measured at the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.

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

The following table presents a reconciliation of basic and diluted (loss) earnings per share for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015

(Loss) Income from continuing operations	$(292,036)	$3,404,407
Loss from discontinued operations	(826,217)	(1,204,165)
Net (loss) income	(1,118,253)	2,200,242

Weighted average shares outstanding – basic and diluted*	25,432,037	22,825,652

Income (loss) from continuing operations per share – basic and diluted	$(0.01)	$0.15
Loss from discontinued operations per share – basic and diluted	(0.03)	(0.05)
Net income (loss) per share – basic and diluted	$(0.04)	$0.10

* Including 616,451 and 158,188 vested shares granted that were not yet issued for the years ended December 31, 2016 and 2015, respectively.

At December 31, 2016 and 2015, warrants to purchase 858,334 and 2,050,001 shares of common stock were outstanding and exercisable, respectively.  For the years ended December 31, 2016 and 2015, 858,334 and 2,050,001 shares purchasable under warrants were excluded from EPS, respectively, as their effects were anti-dilutive.  For all the periods presented, the unvested restricted stock were anti-dilutive.

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

Two major customers accounted for 21% (11% and 10% for each) of the Company’s sales for the year ended December 31, 2016. No customer accounted for 10% or more of the Company’s sales for the year ended December 31, 2015.

The Company purchased its products from five major vendors during the years ended December 31, 2016, and from four major vendors during the years ended December 31, 2015, accounting for a total of 80% (22%, 19%, 16%, 12% and 11% for each) and 75% (22%, 21%, 16%, and 16% for each) of the Company’s purchases, respectively. Accounts payable to these vendors were $446,428 and $4,294,228 as of December 31, 2016 and 2015, respectively.

Prior to its divestment of its PRC subsidiaries, the operations of the Company were located principally in China and the U.S. Accordingly, the Company’s Chinese subsidiaries’ business, financial condition and results of operations were, from time to time influenced by the political, economic and legal environments in China, as well as by the general state of the PRC economy.

The Company’s operations in the PRC were subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These included risks associated with, among others, the political, economic and legal environments in China and foreign currency exchange. The Company’s results may be adversely affected by changes in PRC government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company’s sales, purchase and expense transactions in China are denominated in Chinese Yuan Renminbi (“RMB”), and all of the assets and liabilities of the Company’s former subsidiaries in China are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

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

The carrying value of cash, accounts receivable, advance to suppliers, other receivables, accounts payable, lines of credit, advance from customers, other payables and accrued liabilities approximate estimated fair values because of their short maturities.  The estimated fair value of the long-term lines of credit approximated the carrying amount as the interest rates are considered as approximate to the current rate for comparable loans at the respective balance sheet dates.

The carrying value of the warrant liability is determined using the Binomial Lattice option pricing model. Certain assumptions used in the calculation of the warrant liability represent Level-3 unobservable inputs. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of December 31, 2016.

The following table summarizes the activity of Level 3 inputs measured on a recurring basis:

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)

	For the Years Ended December 31,
	2016	2015

Balance at January 1	$-	$1,465,019
Adjustment resulting from change in fair value (a) and extinguishment of warrants recognized in earnings	-	767,096
1,053,670 common shares issued in exchange of surrender of 1,062,912 warrants		(2,232,115)
Balance at December 31	$-	$-

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

Foreign Currency Translation and Transactions

The consolidated financial statements are presented in USD. The functional currency of Nova LifeStyle, Nova Furniture, Nova Samoa, Nova Macao, Bright Swallow and Diamond Bar is the United States Dollar (“$” or “USD”).

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

The RMB to USD exchange rates in effect as of October 25, 2016 (date of disposal of subsidiaries) and December 31, 2015, were RMB6.7641 = USD$1.00 and RMB6.4936 = USD$1.00, respectively. The weighted-average RMB to USD exchange rates in effect for the period from January 1, 2016 to October 25, 2016 (date of disposal of subsidiaries) and 2015 were RMB6.5904= USD$1.00 and RMB6.1738= USD$1.00, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of the People’s Republic of China.

Comprehensive Income

The Company follows FASB ASC 220 “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the consolidated statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the years ended December 31, 2016 and 2015 included net income and foreign currency translation adjustments.

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s chief operating decision maker organizes segments within the company for making operating decisions assessing performance and allocating resources. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Management determined that the Company’s operations constitute a single reportable segment in accordance with ASC 280. The Company operates exclusively in one business and industry segment: the design and sale of furniture.

Management concluded that the Company had one reportable segment under ASC 280 because Diamond Bar is a furniture distributor based in California focusing on customers in the US, Bright Swallow is a furniture distributor based in Hong Kong focusing on customers in Canada, and Nova Macao is a furniture distributor based in Macao focusing on international customers. They are all operated under the same senior management of the Company, and management views the operations of Diamond Bar, Bright Swallow and Nova Macao as a whole for making business decisions

Prior to the disposal of Nova Dongguan, the Company’s furniture products sold through Nova Dongguan, Nova Macao, and Ding Nuo were created with similar production processes, in the same facilities, under the same regulatory environment and sold to customers using similar distribution systems. Although Nova Museum was principally engaged in the dissemination of the culture and history of furniture in China, it also served a function of promoting and marketing the Company’s image and products by providing a platform and channel for consumers to be exposed to the Company and its products, it was operated under the same management with the same resources and in the same location as Nova Dongguan, and it was an additive and supplemental unit to the Company’s main operations, the design and sale of furniture.

Until the disposal of Nova Dongguan and its subsidiaries, all of the Company’s long-lived assets for production were located at its facilities in Dongguan, Guangdong Province, China, and operated within the same environmental, safety and quality regulations governing furniture manufacturers. After the disposal of Nova Dongguan and its subsidiaries, all of the Company’s long-lived assets are mainly property, plant and equipment located in the United States for administrative purposes.

Net sales to customers by geographic area are determined by reference to the physical locations of the Company’s customers. For example, if the products are delivered to a customer in the US, the sales are recorded as generated in the US; if the customer directs the Company to ship its products to China, the sales are recorded as sold in China.

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

In July 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. The Company does not anticipate that the adoption of this ASU will have a significant impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard should be applied prospectively on or after the effective date. The Company will evaluate the impact of adopting this standard prospectively upon any transactions of acquisitions or disposals of assets or businesses.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

Note 3 - Discontinued Operations

On September 23, 2016, Nova Furniture, a wholly-owned subsidiary of the Company (the “Seller”), entered into a Share Transfer Agreement (the “Agreement”) with Kuka Design Limited, an unrelated company incorporated in British Virgin Islands (“Kuka Design BVI” or “Buyer”). Pursuant to the terms of the Agreement, the Seller sold all of the outstanding equity interests in Nova Dongguan, a wholly owned subsidiary of the Seller, to the Buyer for a total of $8,500,000 (the “Transaction”), which such value was primarily derived from Nova Dongguan and Nova Donguan’s wholly owned subsidiary, Nova Museum, and 90.97% owned subsidiary, Ding Nuo. Upon consummation of the Transaction on October 25, 2016, the Buyer became the sole owner of Nova Dongguan. The purchase price of $8,500,000 was fully paid on October 6, 2016.

On November 10, 2016, Nova Furniture entered into a Trademark Assignment Agreement with Kuka Design BVI.  Pursuant to the terms of the Trademark Assignment Agreement, Nova Furniture agreed to assign to Kuka Design BVI its full right to, and title in, the NOVA trademark in China for $6,000,000 (the “Assignment Fee”).  Kuka Design BVI shall pay the Assignment Fee in two installments: $1,000,000 on or before November 30, 2016, and $5,000,000 on or before December 31, 2016.  As the result of the assignment of NOVA trademark in China, Nova Furniture and its affiliated companies, including Nova Macao, will cease to use the NOVA trademark and brand in their business in China. Assignment Fee of $4,750,000 has been received as of December 31, 2016, and the remaining balance of $1,250,000 has been fully settled in January 2017.

The following table summarizes the net assets of Nova Dongguan, Nova Museum and Nova Ding Nuo at the date of disposal (October 25, 2016):

Cash and equivalents	$43,873
Accounts receivable, net	4,667,943
Advance to suppliers, net	69,161
Inventories	2,600,856
Prepaid expenses and other receivables	564,517
Taxes receivable	6,589
Heritage and cultural assets	119,875
Property, plant and equipment, net	13,293,530
Lease deposit	48,936
Deposits for equipment and factory construction	624,935
Intangible assets, net	1,746,856
Deferred tax assets	392
Accounts payable	(3,456,101)
Lines of credit	(1,049,659)
Advance from customers	(49,379)
Accrued liabilities and other payables	(718,793)
Deferred rental payable	(84,682)
Noncurrent FIN 48 liability	(7,403)
Net assets of Nova Dongguan and subsidiaries upon disposal	18,421,446
Consideration received	(13,250,000)
Consideration receivable as of December 31, 2016	(1,250,000)
Loss on disposal of subsidiaries	$(3,921,446)

As a result, the operations of Nova Dongguan, Nova Museum and Ding Nuo are now accounted for as discontinued operations in the accompanying consolidated financial statements for all periods presented.

The following table presents the components of discontinued operations reported in the consolidated statements of operations:

	For the years ended December 31,
	2016	2015

Sales from external customers	$14,796,374	$18,876,697
Intrasegment sales	1,632,079	1,860,710
Cost of goods sold	(14,255,611)	(17,626,626)
Operating expenses	(3,469,576)	(4,191,133)
Loss before income taxes	(1,542,815)	(814,022)
Loss on disposal of subsidiaries	(3,921,446)	-
Income tax benefit (expense)	4,638,044	(390,143)
Income (loss) from discontinued operations	$826,217	$(1,204,165)

The following table presents the major classes of assets and liabilities of discontinued operations of Nova Dongguan, Nova Museum and Ding Nuo reported in the consolidated balance sheets:

December 31, 2015

Cash and cash equivalents	$67,802
Accounts receivable, net	7,767,406
Advance to suppliers	22,729
Inventories	2,739,710
Prepaid expenses and other receivables	662,959
Current assets of discontinued operations	11,260,606

Heritage and cultural assets	124,868
Plant, property and equipment, net	15,001,318
Lease deposit	50,975
Deposits for equipment and factory construction	143,758
Intangible assets, net	1,815,168
Deferred tax asset	8,451
Assets of discontinued operations, non-current	17,144,538

Accounts payable	4,114,598
Lines of credit	2,756,560
Advance from customers	123,570
Accrued liabilities and other payables	1,146,517
Taxes payable	5,773
Liabilities of discontinued operations	8,147,018

Deferred rent payable	89,904
Income tax payable	4,641,444
Liabilities of discontinued operations, non-current	$4,731,348

Note 4 - Inventories

The inventories as of December 31, 2016 and 2015, totaled $2,781,123 and $2,514,319, respectively, were all finished goods.

Note 5 - Advance to Suppliers

As of December 31, 2016 and 2015, the Company had an advance to suppliers of $13,669,752 and $7,936,141, respectively. During the year ended December 31, 2014, the Company made certain advance payments to one of its suppliers totaling $5,000,000 to secure a favorable pricing structure on purchase orders submitted. As a result of production delays, on July 1, 2014, the Company entered into an agreement with this supplier to charge interest on these advances at an annual rate of 4.75% with maturity on March 31, 2015, interest to be paid monthly. Shipments received from the supplier were to be credited against the advance payments.  The supplier had the option to repay the short-term advances for any product that it would not be able to deliver at any time. Initial shipments against these purchase orders were received by the Company in July 2014. The advance was paid in full on January 21, 2015. During the years ended December 31, 2016 and 2015 (prior to the date of payment in full), the supplier paid interest of $0 and $3,870 to the Company, respectively.

Note 6 - Plant, Property and Equipment, Net

As of December 31, 2016 and 2015, plant, property and equipment consisted of the following:

	2016	2015

Computer and office equipment	$274,735	$261,240
Decoration and renovation	110,015	110,015
Less: accumulated depreciation	(213,474)	(171,178)
	$171,276	$200,077

Depreciation expense from continuing operations was $42,297 and $46,111 for the years ended December 31, 2016 and 2015, respectively.  Depreciation expense from discontinued operations was $1,120,559 and $1,318,842 for the years ended December 31, 2016 and 2015, respectively.

Note 7 - Intangible Assets

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

The Company’s eCommerce platform is a website through which customers are able to browse and place orders online for the Company’s products. For the downloadable mobile application, customers are able to download the application onto their own mobile devices to browse the Company’s product offerings. The Nova sales kit application is used on mobile devices to enable the Company’s sales representatives to display the Company’s products and inventory to customers. The total cost associated with the development, programming, design and roll-out of the Company’s eCommerce platform, downloadable mobile application, and Nova sales kit application is approximately $1.20 million. The Company’s eCommerce platform, downloadable mobile application, and Nova sales-kit application were completed and put into operation in 2015. These intangible assets are amortized using the straight-line method with estimated lives of 10 years for each.

Intangible assets consisted of the following as of December 31, 2016 and 2015:

	2016	2015

eCommerce platform	$1,208,200	$1,208,200
Customer relationship	6,150,559	6,150,559
Trademarks	200,000	200,000
Less: accumulated amortization	(1,872,136)	(1,311,278)
	$5,686,623	$6,247,481

Amortization of intangible assets from continuing operations was $560,858 and $466,773 for the years ended December 31, 2016 and 2015, respectively. Amortization of intangible assets from discontinued operations was $31,247 and $28,872 for the years ended December 31, 2016 and 2015, respectively.

Annual amortization expense is expected to be approximately $527,524 over each of the next five years.

Note 8 - Receivables from an Unrelated Party, Prepaid Expenses and Other Receivables

(a)
On September 22, 2016, in order to promote the Company’s image and extend its customer reach, the Company entered into a memorandum of understating with an unrelated party (“MOU”) whereby the Company agreed to pay a total fee of $16,000,000 for a period of twelve months, commencing on December 31, 2016, to finance the establishment and promotion of the unrelated party’s Academic E-commerce platform and integrated training center in Hong Kong (the “Platform”). As of December 31, 2016, the Company prepaid $7,000,000 to the unrelated party.

After December 31, 2016, the Company further prepaid $6,835,000 to the unrelated party. However, having considered the recent market situation and the status of the establishment and promotion of the Platform, the Company does not wish to continue to finance the promotion of the Platform. On March 20, 2017, the Company and the unrelated party terminated the MOU and released both parties from all the obligations and liabilities under the MOU. The Company agreed to bear the costs of $800,000 incurred by the unrelated party on the Platform. The prepaid amount should be repaid in two instalments. The Company received the first instalment of $8,225,000 on April 11, 2017. The remaining balance of $5,610,000 is to be repaid by the unrelated party to the Company on or before April 30, 2017.

(b)	Prepaid Expenses and Other Receivables consisted of the following at December 31, 2016 and 2015:

	2016	2015

Prepaid expenses	$573,005	$479,091
Other receivables	69,886	29,908
Total	$642,891	$508,999

Note 9 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of December 31, 2016 and 2015:

	2016	2015

Other payables	$47,790	$46,598
Salary payable	30,207	80,639
Financed insurance premiums	66,314	66,960
Accrued consulting fees	-	19,078
Accrued rents	102,269	135,673
Accrued commission	494,108	460,475
Accrued marketing expense	-	450,000
Accrued expenses, others	40,272	178,682

Total	$780,960	$1,438,105

As of December 31, 2016 and 2015, other accrued expenses mainly included legal and professional fees, transportation expenses and utilities.  Other payables represented other tax payable and meal expense.

Note 10 - Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.25% and maturity on June 1, 2015. On June 8, 2015, the bank extended and modified the terms of the loan agreement to extend the line of credit up to a maximum of $6,000,000 until July 31, 2015 and $5,000,000 thereafter with an annual interest rate of 4.25% and maturity on September 1, 2015 (the term of which the bank allowed to extend until the renewal described in the following sentence while the bank conducted its own audit associated therewith). On September 28, 2015, Diamond Bar extended the line of credit up to a maximum of $6,000,000 with annual interest of 3.75% (4% from December 17, 2015) and maturity on June 1, 2017. On January 20, 2016, Diamond Bar increased the line of credit up to a maximum of $8,000,000 with annual interest of 3.75%.  The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of December 31, 2016 and 2015, Diamond Bar had $6,129,841 and $5,659,357 outstanding on the line of credit, respectively.  During the years ended December 31, 2016 and 2015, the Company recorded interest expense of $213,967 and $199,874, respectively. As of December 31, 2016, Diamond Bar had $1,870,159 available for borrowing without violating any covenants.

The Diamond Bar loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $10 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iii) the pre-tax income must be not less than 1.000% of total revenue quarterly; and (iv) maintain a current ratio in excess of 1.250 to 1.000. As of December 31, 2016, Diamond Bar was in compliance with the stated covenants.  In addition, the loan agreement provides for a cross default provision whereby an event of default on this loan will cause the Nova Macao loan, which is described below, to also be in default, as both loans are from the same lender.

On January 22, 2015, Nova Macao renewed a line of credit, with an annual interest rate of 4.25% and principal of up to $6,500,000, with a commercial bank in Hong Kong to extend the maturity date to January 29, 2016. On February 16, 2016, Nova Macao extended the maturity date of line of credit to January 31, 2017, with an annual interest rate of 4% and principal of up to $6,500,000. The loan requires monthly payment of interest and that the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance and is guaranteed by Nova LifeStyle and Diamond Bar. As of December 31, 2016 and 2015, Nova Macao had $1,848,000 outstanding on the line of credit. During the years ended December 31, 2016 and 2015, Nova Macao paid interest of $69,830 and $79,631, respectively. As of December 31, 2016, the Company had $4,652,000 available for borrowing without violating any covenants. The Company did not extend the line of credit and paid off in February 2017.

The Nova Macao loan has the following covenants: (i) total outstanding under working capital advance shall not exceed the lesser of (a) the credit commitment of $6,500,000, (b) the insurance claim limit and (c) borrowing base allowed of 80% advance rate against certain eligible accounts receivable; (ii) eligible accounts receivable are insured buyers by Sinosure assigned to the bank and within established insurance limit; (iii) the bank has an absolute right to exclude any portion of the accounts receivable from the aging report for computation of the borrowing base as it deems fit; (iv) in case the aggregate outstanding amount of credit facilities exceeds the available amount of facilities conferred by the aforesaid computation of borrowing base, the excess amount shall be settled within 7 days by Nova Macao. As of December 31, 2016, Nova Macao was in compliance with the stated covenants.

On April 25, 2012, Nova Dongguan entered into an agreement with a commercial bank in Dongguan for a line of credit of up to $3,016,045 (RMB 20 million) with maturity on April 24, 2015.  On November 20, 2014, the Company paid off the line of credit and entered into a new agreement with a reduced line of credit of up to $1,508,023 (RMB 10 million) with a maturity on May 19, 2015.  On May 5, 2015, Nova Dongguan extended the line of credit of $527,808 (RMB 3.5 million) and $980,215 (RMB 6.5 million) with maturities on September 6, 2015 and October 18, 2015, respectively. On September 21, 2015, Nova Dongguan paid off the lines of credit and entered into a new agreement with an increased line of credit of up to $3,016,045 (RMB 20 million) for a period up to September 20, 2018. As of the date of disposal of Nova Dongguan and December 31, 2015, Nova Dongguan had $1,049,659 (RMB 7.10 million) and $2,756,560 (RMB 17.9 million) outstanding, respectively.  The loan of $1,931,773 (RMB 12.9 million) bears monthly interest of 0.51458% and requires monthly payment of the interest. The loan is due for repayment on September 24, 2016. On September 23, 2016, this line of credit was extended to October 24, 2016. On October 24, 2016, Nova Dongguan paid off this loan. On November 10, 2015, Nova Dongguan borrowed an additional $748,750 (RMB 5.0 million), which bears monthly interest of 0.47125% and requires monthly payment of the interest with maturity date on November 9, 2016. On January 26, 2016, Nova Dongguan borrowed an additional $314,475 (RMB 2.1 million), which bears monthly interest of 0.47125% and requires monthly payment of the interest with maturity date on January 25, 2017. The loans are secured by the buildings of Nova Dongguan and are guaranteed by the Company’s former CEO. During the years ended December 31, 2016 and 2015, the Company recorded interest expense of $145,645 and $112,465, respectively, for discontinued operations related to the applicable line of credit agreements.  This line of credit had been disposed as a result of disposal of subsidiaries (See Note 3 – Discontinued Operations).

Note 11 - Income Taxes

Taxes payable consisted of the following at December 31, 2016 and 2015:

	2016	2015
Tax receivable	$14,893	8,494
Income tax payable - current	$-	$-
Income tax payable – noncurrent	$2,136,788	$2,160,449

The components of income (loss) before income taxes from continuing operations consisted of the following for the years ended December 31, 2016 and 2015:

	2016	2015

Loss subject to domestic income taxes only	$(2,614,069)	$(920,468)
Income subject to foreign income taxes only	1,485,413	4,486,318
Total	$(1,128,656)	$3,565,850

The (benefit) provision for income taxes on income (loss) from continuing operations consisted of the following:

	2016	2015
Current:
Federal	$(137,833)	$105,879
State	800	17,610
PRC	114,173	90,696
	(22,860)	214,185

Deferred:
Federal	(751,351)	(48,369)
State	(62,409)	(4,373)
Total (benefit) provision for income taxes	$(836,620)	$161,443

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income (loss) before income taxes from continuing operations:

	2016	2015
Tax at Federal Statutory rate	$(383,743)	$1,212,389
Foreign Rate Differential	(168,882)	(403,625)
Change in fair value and extinguishment of warrant liability	-	260,813
ASC 740-10 Uncertain Tax Position	(23,660)	141,502
Tax exemption	(336,158)	(1,121,724)
Stock Based Compensation	96,963	122,666
Others	(21,140)	(50,578)
	$(836,620)	$161,443

The following presents the aggregate dollar and per share effects of the Company’s tax exemption:

The aggregate dollar effect of tax holiday

	2016	2015
Aggregate dollar effect of tax holiday	$336,158	$1,121,724

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	2016	2015
Non-Current Deferred Tax Assets:
Accrued liabilities	87,826	94,468
Fed & CA amortization	49,197	44,330
Stock compensation	116,748	116,332
U.S. NOL	882,939	-

Non-Current Deferred Tax Liabilities:
Prepaid expenses	(217,852)	(134,701)
Fed & CA depreciation	(44,099)	(56,872)
Purchase accounting	-	(2,557)

Net Non-Current Deferred Tax Assets (Liabilities) before Valuation Allowance	874,759	61,000
Less: Valuation Allowance	-	-
Non-Current Deferred Tax Assets (Liabilities), Net:	874,759	61,000

Total Deferred Assets, Net:	$874,759	$61,000

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

For U.S. Federal income tax purpose, the Company has net operating loss, or NOL carryforwards of approximately $2.39 million and $0, at December 31, 2016 and 2015, respectively.

For U.S. California income tax purpose, the Company has net operating loss, or NOL carryforwards of approximately $1.71 million and $0, at December 31, 2016 and 2015, respectively.

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

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $31 million as of December 31, 2016. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

Note 12 - Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president. The lease is to be renewed at the beginning of each year. On March 16, 2017, the Company renewed the lease for an additional one year term. The lease was $32,916 for one year and only for use during two furniture exhibitions to be held between April 1, 2017 and March 31, 2018. During the years ended December 31, 2016 and 2015, the Company paid rental amounts of $32,916, and are included in selling expenses from continuing operations.

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

With respect to the supplemental payments the Company must pay the residents who originally lived on the land in Dongguan, Guangdong Province, China, as described in the first sentence of this Note 9, the Company is required to pay an annual amount at RMB 800 ($121) per mu for a total of 60 mu (or 40,000 square meters) starting from 2003 for 60 years for a total of approximately $768,000 (RMB 5.13 million). The payment increases 10% every 5 years. The Company records such expense on a straight-line basis.  During the years ended December 31, 2016 and 2015, the Company recorded expense of $15,337 and $19,474, respectively, from discontinued operations. As of December 31, 2016 and 2015, the Company had $0 and $89,904 of deferred rent payable, respectively.

Note 14 - Stockholders’ Equity

Warrants

Following is a summary of the warrant activity for the years ended December 31, 2016 and 2015:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2015	1,241,462	7.90	2.99
Exercisable at January 1, 2015	1,241,462	7.90	2.99
Granted	2,000,001	2.71	5.50
Exercised/surrendered	(1,062,912)	2.1	-
Expired	(128,550)	4.50	-
Outstanding at January 1, 2016	2,050,001	2.74	4.82
Exercisable at January 1, 2016	2,050,001	2.74	4.82
Granted	-	-	-
Exercised / surrendered	(1,141,667)	2.71	-
Expired	(50,000)	4.00	-
Outstanding at December 31, 2016	858,334	2.71	3.92
Exercisable at December 31, 2016	858,334	2.71	3.92

Shares issued to IR Firm

On July 1, 2014, the Company entered into a contract with an investor relations firm. The Company agreed to issue 100,000 shares of the Company’s common stock to the firm for 12 months of investor relation services.  The fair value of the 100,000 shares of common stock was $462,000; the fair value was calculated based on the stock price of $4.62 per share on July 1, 2014, and was amortized over the service term. During the years ended December 31, 2016 and 2015, the Company amortized $0 and $231,000 as IR expenses, respectively.

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

On August 15, 2014, the Company entered into a consulting agreement with a consulting firm for general business advisory, marketing and administration, and business strategy consulting services effective on September 1, 2014. The Company agreed to issue 10,000 shares of common stock to the firm for 12 months of consulting services starting on September 1, 2014. The fair value of the 10,000 shares of common stock was $42,000, which was calculated based on the stock price of $4.20 per share on September 1, 2014, and was amortized over the service term.  During the years ended December 31, 2016 and 2015, the Company amortized $0 and $26,250 as consulting expenses, respectively.

On December 1, 2014, the Company entered into a consulting agreement with a consulting firm for management consulting services effective on December 1, 2014. The Company agreed to issue 60,000 shares of the Company’s common stock to the firm for three years of consulting services. The shares will be issued according to the following vesting schedule set forth as follows: The initial 10,000 shares were required to be issued within 30 days upon signing of the agreement; for the remaining 50,000 shares, the Company has issued or will issue to the consultant 10,000 shares of common stock on or before each of June 1, 2015, December 1, 2015, June 1, 2016, December 1, 2016 and June 1, 2017. The Company or the consultant may terminate the agreement at any time by 90 days’ written notice to the other party. The fair value of the 60,000 shares was $224,400, which was calculated based on the stock price of $3.74 per share on December 1, 2014 and will be amortized over the service term. During the years ended December 31, 2016 and 2015, the Company amortized $74,800 as consulting expenses in each year.

On March 1, 2015, the Company entered into a marketing agreement with a consultant for marketing and product promotion services effective on March 1, 2015. The Company agreed to grant the consultant $100,000 worth of shares of the Company’s common stock for 12 months of consulting services starting on March 1, 2015. The shares vested immediately on March 1, 2015. The share price was calculated as the average closing price per share for ten trading days immediately prior to the execution of the agreement and was amortized over the service term. On March 9, 2015, the Company issued 38,745 shares at an average price of $2.581 per share to the consultant. During the years ended December 31, 2016 and 2015, the Company amortized $16,667 and $83,333 as consulting expenses, respectively.

On September 14, 2015, the Company entered into a business marketing advisory agreement with a consultant for marketing and general consulting services effective on August 15, 2015. The Company agreed to pay the consultant a monthly fee of $5,000 and also granted 18,348 shares of the Company’s common stock to the consultant for 12 months of services starting on August 15, 2015. Twenty-five percent (25%) of those shares vested on November 15, 2015, 25% on February 15, 2016, 25% on May 15, 2016 and the remaining 25% vest on August 15, 2016. The fair value of the 18,348 shares was $45,870, which was calculated based on the stock price of $2.50 per share on August 15, 2015 and will be amortized over the service term. During the years ended December 31, 2016 and 2015, the Company amortized $28,669 and $17,201 as consulting expenses, respectively.

On February 1, 2016, the Company entered into a marketing agreement with a consultant for marketing development strategies and consulting services for 15 months. The Company agreed to grant the consultant 10,000 shares of the Company’s common stock per month, for a total commitment of 150,000 shares of common stock. The fair value of the 150,000 shares was $204,000, which was calculated based on the stock price of $1.36 per share on February 1, 2016, the date the agreement was executed, and will be amortized over the service term. During the year ended December 31, 2016, the Company amortized $149,600 as consulting expenses.

On February 1, 2016, the Company entered into an agreement with a consultant for E-Commerce consulting service with a term of 24 months. The Company agreed to grant the consultant 10,000 shares of the Company’s common stock per month, for a total commitment of 240,000 shares. Twelve and half percent (12.5%) of those shares vested or will vest on April 30, 2016, 12.5% on July 30, 2016, 12.5% on October 31, 2016, 12.5% on January 31, 2017, 12.5% on April 30, 2017, 12.5% on July 30, 2017, 12.5% on October 31, 2017, and the remaining 12.5% on January 31, 2018. The fair value of the 240,000 shares was $326,400, which was calculated based on the stock price of $1.36 per share on February 1, 2016, the date the agreement was executed, and will be amortized over the service term. During the year ended December 31, 2016, the Company amortized $149,600 as consulting expenses.

On February 1, 2016, the Company entered into a consulting agreement with a consultant for planning, coordinating and strategy implementation services for a term of 6 months. The Company agreed to grant the consultant $10,000 worth of shares of the Company’s common stock per month. During the years ended December 31, 2016, 83,386 shares vested, based on the stock prices as of the end of each month commencing February 2016 and concluding September 2016. During the year ended December 31, 2016, the Company amortized $60,000 as consulting expense.

On November 15, 2016, the Company entered into a consulting and strategy service agreement with a consultant for marketing and general consulting services effective on November 14, 2016. The Company agreed to grant 100,000 shares of the Company’s common stock to the consultant for 12 months of services starting on November 14, 2016. Twenty-five percent (25%) of those shares vested on December 15, 2016, 25% on February 15, 2017, 25% on May 15, 2017 and the remaining 25% vest on August 15, 2017. The fair value of the 100,000 shares was $294,000, which was calculated based on the stock price of $2.94 per share on November 15, 2016 and will be amortized over the service term. During the years ended December 31, 2016, the Company amortized $37,858 as consulting expenses.

On November 15, 2016, the Company entered into a consulting agreement with a consultant for business development and financial advisory service for a term of 12 months. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock. The fair value of the 100,000 shares was $294,000, which was calculated based on the stock price of $2.94 per share on November 15, 2016 and will amortized over the service term. During the year ended December 31, 2016, the Company amortized $36,750 as consulting expense.

On November 15, 2016, the Company entered into a consulting agreement with a consultant for business advisory service for a term of 12 months. The Company agreed to compensate the consultant a one-time amount of $20,000 worth of shares of the Company’s common stock based on the price per share on November 15, 2016. The Company also granted the consultant $15,000 worth of shares of the Company’s common stock per month starting from December 1, 2016 for 12 months. During the year ended December 31, 2016, the Company amortized $17,500 as consulting expense.

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

The Company recorded $0 and $767,096 as expense from change in fair value and extinguishment of the warrant liability for the years ended December 31, 2015 and 2016, respectively.

In connection with a Securities Purchase Agreement entered into on May 28, 2015, the Company issued 660,030 shares of common stock to the holders of the Company’s Series A Warrants in exchange for the termination and surrender of such warrants, 310,478 shares of the Company’s common stock was issued to the holders of the Company’s Series C Warrants in exchange for the surrender and termination of such warrants, and 92,404 shares of the Company’s common stock were issued to the placement agent of the Company’s Placement Agent Warrants in exchange for the surrender and termination of such warrants.  As of December 31, 2016, there were no warrants from the April 14, 2014 private placement outstanding.

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

Shares Issued to Independent Directors

In July 2014, the Company entered into restricted stock award agreements under the 2014 Omnibus Long-Term Incentive Plan with four independent directors of the Board. The Company agreed to grant 5,000 shares of the Company’s common stock to one independent director and 4,000 shares to each of its other three independent directors, in each case with a grant date of July 9, 2014. The restricted period lapsed as to 25% of the restricted stock on each of the three-month, six-month, nine-month and twelve-month anniversaries of the grant date. The fair value of these shares was $75,990, which was calculated based on the stock price of $4.47 per share on July 9, 2014. During the years ended December 31, 2016 and 2015, the Company amortized $0 and $33,566 as directors’ stock compensation expenses, respectively.

In March 2015, the Company entered into restricted stock award agreements under the 2014 Omnibus Long-Term Incentive Plan with three independent directors of the Board. The Company agreed to grant 12,195 shares of the Company’s common stock to each of these independent directors with a grant date of March 24, 2015. The restricted period lapses as to 25% of the restricted stock on September 30, 2015, December 31, 2015, March 31, 2016 and September 30, 2016, subject to the director remaining in the continuous service of the Company or its affiliates on each applicable vesting date. The fair value of these shares was $119,999, which was calculated based on the stock price of $3.28 per share on March 24, 2015. During the years ended December 31, 2016 and 2015, the Company amortized $26,959 and $93,040 as directors’ stock compensation expenses, respectively.

In May 2015, the Company entered into a restricted stock award agreement under the 2014 Omnibus Long-Term Incentive Plan with a new independent director. The Company agreed to grant 12,195 shares of the Company’s common stock to the new independent director with a grant date of May 19, 2015. The restricted period lapses as to 25% of the restricted stock on September 30, 2015, December 31, 2015, March 31, 2016 and September 30, 2016, subject to the director remaining in the continuous service of the Company or its affiliates on each applicable vesting date. The fair value of these shares was $38,292, which was calculated based on the stock price of $3.14 per share on May 19, 2015. During the years ended December 31, 2016 and 2015, the Company amortized $14,477 and $23,815 as directors’ stock compensation expenses, respectively.

On August 9, 2016, the Board approved a restricted stock award agreement under the 2014 Omnibus Long-Term Incentive Plan with four independent directors. The Company agreed to grant $40,000 worth of stocks to each of its four independent directors. The restricted period lapses as of 25% of the restricted stock granted and vested on September 30, 2016 based on the closing price of common stock on Nasdaq as of August 9, 2016, 25% of the restricted stock granted and vested on December 31, 2016 based on the closing price of common stock on Nasdaq as of September 30, 2016, 25% of the restricted stock granted and vested on March 31, 2017 based on the closing price of common stock on Nasdaq as of December 31, 2016, and 25% of the restricted stock granted and vested on June 30, 2016 based on the closing price of common stock on Nasdaq as of March 31, 2017. During the year ended December 31, 2016, the Company amortized $63,562 as directors’ stock compensation expenses.

Shares Issued to Employees and Service Providers

On May 18, 2016, the Company entered into agreements with three designers for product design services for a term of 24 months. The Company agreed to grant each designer 240,000 shares of the Company’s common stock. Twenty five percent (25%) of those shares vested or will vest on May 31, 2016, 25% on December 18, 2016, 25% on June 18, 2017 and the remaining 25% on December 18, 2017. The fair value of these shares was $388,800, which was calculated based on the stock price of $0.54 per share on May 18, 2016, the date the agreement was executed, and will be amortized over the service term. During the year ended December 31, 2016, the Company amortized $121,433 as stock compensation expenses, respectively.

On May 20, 2016, the Company entered into restricted stock award agreements under the 2014 Omnibus Long-Term Incentive Plan with the Company’s non-director employees for their hard work and dedication over the past years. The Company’s agreed to grant an aggregate 600,000 shares of the Company’s common stock to the Company’s employees on May 20, 2016. The shares were fully vested as of the grant date. The fair value of these shares was $366,000, which was calculated based on the stock price of $0.61 per share on May 20, 2016. During the year ended December 31, 2016, the Company recorded $366,000 as stock compensation expenses, respectively.

On November 14, 2016, the Company entered into an employment agreement with an executive for one year. The Company agreed to grant an award of 30,000 restricted Stock Units to Executive pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $92,100, which was calculated based on the stock price of $3.07 per share on November 11, 2016, the date the awards were determined by the Compensation Committee of the Board. Twenty-five percent (25%) of those shares vested on December 30, 2016, 25% on March 31, 2017, 25% on June 30, 2017 and the remaining 25% vest on September 30, 2017. During the year ended December 31, 2016, the Company amortized $12,112 as stock compensation.

On November 15, 2016, the Company entered into an agreement with a designer for furniture design services effective on November 15, 2016 for 1 year. The Company agreed to grant the designer 100,000 shares of the Company’s common stock. The fair value of the 100,000 shares was $294,000, which was calculated based on the stock price of $2.94 per share on November 15, 2016 and will be amortized over the service term. Twenty-five percent (25%) of those shares vested on February 15, 2017, 25% on May 15, 2017, 25% on August 15, 2017 and the remaining 25% vest on November 15, 2017. During the year ended December 31, 2016, the Company amortized $36,750 as stock compensation.

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

Surplus Reserve Fund

Prior to the Company’s divestment of Nova Dongguan and Ding Nuo were required to transfer 10% of net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the subsidiary’s registered capital. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholdings or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issuance is not less than 25% of the registered capital.

At December 31, 2016 and 2015, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital.

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

Note 16 - Geographical Sales

Geographical distribution of sales consisted of the following for the years ended December 31, 2016 and 2015:

Geographical Areas	2016	2015

North America	$58,203,291	$75,447,905
Europe	12,488,328	10,579,444
China*	10,002,059	-
Australia	4,871,892	535,145
Asia**	4,349,661	2,676,669
Hong Kong	2,499,418	384,832
Other countries	233,546	319,420
	$92,648,195	$89,943,415

* excluding Hong Kong ** excluding China and Hong Kong

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

On January 7, 2014, the Company entered into a sublease agreement with Diamond Bar for warehouse space with a five year term commencing on November 1, 2013 and expiring on October 31, 2018. The Company subleased a portion of its warehouse space to one of its customers with a one-year term commencing on December 1, 2013 and expiring on November 30, 2014. The Company renewed the contract for another one-year term on November 30, 2014. On October 1, 2015, the Company extended the contract for a one-year term with expiration on October 31, 2016. On November 1, 2016, the Company extended the contract for one-year term with expiration on October 31, 2017.  The sublease income was recorded against the rental expense. During the years ended December 31, 2016 and 2015, the Company recorded $73,902 and $75,301 sublease income, respectively.

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

Total rental expense from continuing operations for the years ended December 31, 2016 and 2015 was $675,717 and $670,347, respectively. The rental expense is recorded on a straight-line basis over the term of the lease.

The total minimum future lease payments are as follows:

12 Months Ended December 31,	Amount
2017	$576,713
2018	472,714
2019	-
2020	-
2021	-
Thereafter	-
Total	$1,049,427

Employment Agreements

On May 3, 2013, the Company entered into an amended and restated employment agreement with Thanh H. Lam to serve as the Company’s president for a five-year term. The agreement provides for an annual salary of $80,000, a grant of 200,000 shares of the Company’s common stock and an annual bonus at the sole discretion of the Board. The 200,000 shares to be issued to Ms. Lam are subject to the terms of a stock award agreement. The first 50,000 shares of common stock were vested immediately, and the remaining shares vest at 50,000 shares per year for three years on each anniversary of the effective date of the stock award agreement. The fair value of the shares was based on the stock price of $3.82 per share on May 3, 2013. During the years ended December 31, 2016 and 2015, the Company recorded $64,626 and $191,000, as stock-based compensation to Ms. Lam, respectively.

On November 10, 2014, the Company’s Board of Directors ratified the 2015 annual compensation of the Company’s Chief Executive Officer, Chief Financial Officer and President as approved by the Company’s Compensation Committee, and, upon the recommendation of the Company’s Compensation Committee, approved the grant of Restricted Stock Units to the Company’s CEO, CFO and President.  The cash compensation for such officers remained the same as in 2014 ($100,000 for CEO, $80,000 for CFO and $80,000 for the President).  In addition, each of them received a grant of 46,403 Restricted Stock Units (“RSU”).  The fair value of the 46,403 shares of RSU was $200,000, which was calculated based on the stock price of $4.31 per share on October 27, 2014, the date the awards were determined by the Compensation Committee.  The RSU grants vested 25% on March 30, 2015, 25% on June 30, 2015, 25% on September 30, 2015 and 25% on December 31, 2015. During the nine months ended September 30, 2016 and 2015, the Company recorded $0 and $450,000, respectively, as stock-based compensation to the officers. During years ended December 31, 2016 and 2015, the Company recorded $0 and $600,000 as stock-based compensation to the officers, respectively.

On March 21, 2016, the Company granted Restricted Stock Units to the Company’s CEO, CFO and President.  Each of them will receive a grant of 100,000 Restricted Stock Units (“RSU”). The fair value of the 300,000 shares of RSU was $360,000, which was calculated based on the stock price of $1.20 per share on March 21, 2016.  The RSU grants vested 25% on March 30, 2016 and 25% on September 30, 2016; the remaining RSU grants will vest according to the following schedule: 25% on September 30, 2016 and 25% on December 31, 2016. During the years ended December 31, 2016, the Company recorded $360,000 as stock-based compensation to the officers.

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

Note 18 - Subsequent Events

The Company has evaluated all events through the issuance of the consolidated financial statements and no subsequent event is identified.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA LIFESTYLE, INC.
(Registrant)

Date: April 14, 2017	By:	/s/ Thanh H. Lam
Thanh H. Lam Chairperson and Chief Executive Officer (Principal Executive Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thanh H. Lam and Yuen Ching Ho, jointly and severally, his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thanh H. Lam	Chief Executive Officer, President, Director and Chairperson	April 14, 2017
Thanh H. Lam	(Principal Executive Officer)
/s/ Yuen Ching Ho	Chief Financial Officer and Director	April 14, 2017
Yuen Ching Ho	(Principal Financial and Accounting Officer)

/s/ Bin Liu	Director	April 14, 2017
Bin Liu

/s/ Umesh Patel	Director	April 14, 2017
Umesh Patel

/s/ Huy P. La	Director	April 14, 2017
Huy P. La

EXHIBIT INDEX

Exhibit No.	Description
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
10.6
Lock-Up Agreement between Ya Ming Wong and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.9 to the First Amendment to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 10, 2011)

10.7
Lock-Up Agreement between Yuen Ching Ho and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.10 to the First Amendment to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 10, 2011)

10.8
Lock-Up Agreement between Jun Jiang and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.11 to the First Amendment to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 10, 2011)

10.9
Lock-Up Agreement between Qiang Liu and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.12 to the First Amendment to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on August 10, 2011)

10.10
Stock Purchase Agreement between Nova LifeStyle, Inc. and Jun Zhang, dated August 31, 2011 (Incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on September 6, 2011)

10.11
Trademark Purchase and Assignment Agreement by and between St. Joyal and Nova LifeStyle, Inc., dated August 31, 2011 (Incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on September 6, 2011)

10.12
First Amendment to Intellectual Property Rights Transfer Agreement by and between Nova Furniture (Dongguan) Co., Ltd. and Ya Ming Wong, dated September 21, 2011 (Incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-177353) filed on October 17, 2011)

10.13
Stock Acquisition Agreement by and between Nova LifeStyle, Inc. and Bright Swallow International Group Limited, dated March 22, 2013 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on March 26, 2013)

10.14
Amended and Restated Employment Agreement between Nova LifeStyle, Inc. and Thanh H. Lam, dated May 3, 2013 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on May 9, 2013)

10.15#	Form of Director Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 3, 2013)
10.16#
Employment Agreement between Nova LifeStyle, Inc. and Ya Ming Wong, dated November 7, 2013 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on November 12, 2013)

10.17#
Employment Agreement between Nova LifeStyle, Inc. and Yuen Ching Ho, dated November 7, 2013 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on November 12, 2013)

10.18
First Amendment to Lock-Up Agreement between Ya Ming Wong and Nova LifeStyle, Inc., dated March 25, 2014 (Incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.19
First Amendment to Lock-Up Agreement between Yuen Ching Ho and Nova LifeStyle, Inc., dated March 25, 2014 (Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.20
First Amendment to Lock-Up Agreement between Jun Jiang and Nova LifeStyle, Inc., dated March 25, 2014 (Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.21
First Amendment to Lock-Up Agreement between Qiang Liu and Nova LifeStyle, Inc., dated March 25, 2014 (Incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.22
Lock-Up Agreement between Ah Wan Wong and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.23
Lock-Up Agreement between Man Shek Ng and Nova LifeStyle, Inc., dated August 18, 2011 (Incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.24
First Amendment to Lock-Up Agreement between Ah Wan Wong and Nova Lifestyle, Inc., dated March 25, 2014 (Incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.25
First Amendment to Lock-Up Agreement between Man Shek Ng and Nova Lifestyle, Inc., dated March 25, 2014 (Incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.26
Stock Award Agreement between Tanh H. Lam and Nova Lifestyle, Inc., effective May 3, 2013 (Incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.27
Securities Purchase Agreement by and among Nova LifeStyle, Inc. and each of the investors listed on the Schedule of Buyers attached thereto, dated April 14, 2014 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on April 14, 2014)

10.28
Placement Agent Agreement by and between Nova LifeStyle, Inc. and FT Global Capital, Inc., dated March 31, 2014 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on April 14, 2014)

10.29#	Nova LifeStyle, Inc. 2014 Omnibus Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 333-163019) filed on July 10, 2014)
10.30#
Nova LifeStyle, Inc. Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (File No. 333-163019) filed on July 10, 2014)

10.31#
Employment Agreement between Nova LifeStyle, Inc. and Ya Ming Wong, dated March 25, 2015 and effective as of November 10, 2014 (Incorporated herein by reference to Exhibit 10.31 to the Company’s annual report on Form 10-K filed on March 26, 2015)

10.32#
Employment Agreement between Nova LifeStyle, Inc. and Yuen Ching Ho, dated March 25, 2015 and effective as of November 10, 2014 (Incorporated herein by reference to Exhibit 10.32 to the Company’s annual report on Form 10-K filed on March 26, 2015)

10.33#	Employment Agreement between Nova LifeStyle, Inc. and Ya Ming Wong, dated March 25, 2016 and effective as of November 11, 2015
10.34#	Employment Agreement between Nova LifeStyle, Inc. and Yuen Ching Ho, dated March 25, 2016 and effective as of November 11, 2015
10.35†	Share Transfer Agreement between Nova Furniture Limited and Kuka Design Limited, dated September 23, 2016
10.36†	Trademark Assignment Agreement between Nova Furniture Limited and Kuka Design Limited, dated November 10, 2016
14.1	Code of Business Conduct and Ethics of Nova Lifestyle, Inc. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 10, 2013)
21.1†	Subsidiaries of the Registrant
23.1†	Consent of Centurion ZD CPA Limited
24.1†	Power of Attorney (Included on the Signature Page of this Annual Report on Form 10-K)
31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

#           Indicates management contract or compensatory plan, contract or arrangement.
†           Filed herewith.
‡           Furnished herewith.