Form 10-Q
period 2017-03-31
Nova Lifestyle, Inc.
filed 2017-05-15
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 011-36259

NOVA LIFESTYLE, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6565 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

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
YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,967,843 shares of common stock outstanding as of May 10, 2017.

Nova Lifestyle, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

	March 31,	December 31,
	2017	2016

Assets

Current Assets
Cash and cash equivalents	$290,290	$2,587,743
Accounts receivable, net	25,163,891	42,102,761
Advance to suppliers	21,114,676	13,669,752
Inventories	2,291,971	2,781,123
Assignment fee receivable (Note 3)	--	1,250,000
Receivable from an unrelated party (Note 7)	13,035,000	7,000,000
Prepaid expenses and other receivables	2,345,289	642,891
Taxes receivable	23,367	14,893

Total Current Assets	64,264,484	70,049,163

Noncurrent Assets
Plant, property and equipment, net	163,292	171,276
Lease deposit	43,260	43,260
Goodwill	218,606	218,606
Intangible assets, net	5,315,620	5,686,623
Deferred tax asset	1,096,029	874,759

Total Noncurrent Assets	6,836,807	6,994,524

Total Assets	$71,101,291	$77,043,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

	March 31,	December 31,
	2017	2016

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$910,534	$2,368,775
Line of credit	4,508,151	7,977,841
Advance from customers	535,409	513,880
Accrued liabilities and other payables	629,354	780,960

Total Current Liabilities	6,583,448	11,641,456

Noncurrent Liabilities
Income tax payable	2,196,512	2,136,788

Total Noncurrent Liabilities	2,196,512	2,136,788

Total Liabilities	8,779,960	13,778,244

Contingencies and Commitments

Stockholders’ Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 27,417,742 and 27,309,695 shares issued and outstanding; as of March 31, 2017 and December 31, 2016, respectively	27,418	27,309
Additional paid-in capital	37,150,631	36,885,462
Statutory reserves	6,241	6,241
Retained earnings	25,137,041	26,346,431

Total Stockholders’ Equity	62,321,331	63,265,443

Total Liabilities and Stockholders’ Equity	$71,101,291	$77,043,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

	Three Months Ended March 31,
	2017	2016

Net Sales	$18,057,022	$22,469,007

Cost of Sales	15,355,247	18,863,864

Gross Profit	2,701,775	3,605,143

Operating Expenses
Selling expenses	975,002	1,584,914
General and administrative expenses	3,025,676	1,345,297

Total Operating Expenses	4,000,678	2,930,211

(Loss) Income From Operations	(1,298,903)	674,932

Other Income (Expenses)
Non-operating (income) expense, net	--	12,401
Foreign exchange transaction loss	(40)	(1,049)
Interest expense	(54,406)	(72,434)
Financial expense	(26,060)	(28,437)

Total Other Expenses, Net	(80,506)	(89,519)

(Loss) Income Before Income Taxes and Discontinued operations	(1,379,409)	585,413

Income Tax (Benefit) Expense	(170,019)	19,041

(Loss) Income From Continuing Operations	(1,209,390)	566,372

Loss From Discontinued Operations, net of tax	--	(469,243)

Net (Loss) Income	(1,209,390)	97,129

Other Comprehensive Income
Foreign currency translation	--	75,628

Comprehensive (Loss) Income	$(1,209,390)	$172,757

Basic weighted average shares outstanding	27,345,106	24,333,971
Diluted weighted average shares outstanding	27,345,106	24,333,971

(Loss) income from continuing operations per share of common stock
Basic	$(0.04)	$0.02
Diluted	$(0.04)	$0.02

Income (loss) from discontinued operations per share of common stock
Basic	$--	$(0.02)
Diluted	$--	$(0.02)

Net (loss) income per share of common stock
Basic	$(0.04)	$0.00
Diluted	$(0.04)	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net income (loss) from continuing operations	$(1,209,390)	$566,372
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	381,119	156,065
Deferred tax benefit	(188,117)	--
Stock compensation expense	449,889	295,596
Termination cost on Academic E-commerce platform (Note 7)	800,000	--
Changes in bad debt allowance	324,684	(26,702)
Changes in operating assets and liabilities:
Accounts receivable	16,614,186	2,382,552
Advance to suppliers	(7,444,924)	(6,794,470)
Inventories	489,152	70,326
Other current assets	112,991	234,730
Accounts payable	(1,458,241)	2,065,979
Advance from customers	21,529	633,875
Accrued expenses and other payables	(151,606)	(503,022)
Taxes payable	18,097	11,841

Net Cash Provided by (Used in) Continuing Operations	8,759,369	(906,858)
Net Cash Provided by Discontinued Operations	--	383,894
Net Cash Provided by (Used in) Operating Activities	8,759,369	(522,964)

Cash Flows From Investing Activities
Assignment fee received	1,250,000
Purchase of property and equipment	(2,132)	(3,544)
Advances to unrelated parties	(8,835,000)	--

Net Cash Used in Continuing Operations	(7,587,132)	(3,544)
Net Cash Used in Discontinued Operations	--	(41,233)
Net Cash Used in Investing Activities	(7,587,132)	(44,777)

Cash Flows From Financing Activities
Proceeds from line of credit and bank loan	15,469,342	10,563,074
Repayment to line of credit and bank loan	(18,939,032)	(10,247,496)

Net Cash (Used in) Provided by Continuing Operations	(3,469,690)	315,578
Net Cash Provided by Discontinued Operations	-	321,652
Net Cash (Used in) Provided by Financing Activities	$(3,469,690)	$637,230
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

	Three Months Ended March 31,
	2017	2016

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$--	$2,668

Net (decrease) increase in cash and cash equivalents	(2,297,453)	72,157

Cash and cash equivalents, beginning of period	2,587,743	988,029

Cash and cash equivalents, end of period	$290,290	$1,060,186

Analysis of cash and cash equivalents
Included in cash and cash equivalents per consolidated balance sheets	290,290	775,488
Included in assets of discontinued operations	-	284,698

Cash and cash equivalents, end of period	$290,290	$1,060,186

Supplemental Disclosure of Cash Flow Information
Continuing operations:
Cash paid during the period for:
Income tax payments	$--	$7,200
Interest paid	$54,406	$72,434

Discontinued operations:
Cash paid during the period for:
Income tax payments	$--	$--
Interest paid	$--	$42,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

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

Nova Macao was organized under the laws of Macao on May 20, 2006, and is a wholly owned subsidiary of Nova Furniture.  Diamond Bar, doing business as Diamond Sofa, was incorporated in California on June 15, 2000.  Nova Macao is a trading company, importing, marketing and selling products designed and manufactured by Nova Furniture (Dongguan) Co., Ltd. (“Nova Dongguan”) and third party manufacturers for the U.S. and international markets. Diamond Bar markets and sells products manufactured by us and third party manufacturers under the Diamond Sofa brand to distributors and retailers principally in the U.S. market.  On April 24, 2013, the Company completed the acquisition of Bright Swallow, an established furniture company with a global client base.

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

Before its divestment, Nova Dongguan was a wholly foreign-owned enterprise, or WFOE, and was incorporated under the laws of the PRC on June 6, 2003. Nova Dongguan organized Nova Museum on March 17, 2011 as a non-profit organization under the laws of the PRC engaged in the promotion of the culture and history of furniture in China. Nova Dongguan markets and sells products in China to stores in our former franchise network and to wholesalers and agents for domestic retailers and exporters. Nova Dongguan also provides design expertise and facilities to manufacture branded products and products for international markets under original design manufacturer and original equipment manufacturer agreements, or ODM and OEM agreements. On October 24, 2013, Nova Dongguan incorporated Ding Nuo under the laws of the PRC.

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

The interim condensed consolidated financial information as of March 31, 2017 and for the three month periods ended March 31, 2017 and 2016 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the SEC on April 14, 2017.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of March 31, 2017, its interim condensed consolidated results of operations and cash flows for the three month periods ended March 31, 2017 and 2016, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to, the allowance for bad debt, valuation of inventories, unrecognized tax benefits, valuation allowance for deferred tax assets, assumptions used in assessing impairment of long-lived assets and goodwill. Actual results could differ from those estimates.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the two-step goodwill impairment test for Diamond Bar reporting unit.  Accordingly, as of March 31, 2017 and 2016, the Company concluded there was no impairment of goodwill of Diamond Bar.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.   An analysis of the allowance for doubtful accounts is as follows:

Balance at January 1, 2017	$3,019,931
Provision for the period	324,684
Write off	(3,106,474)
Balance at March 31, 2017	$238,141

During the three months ended March 31, 2016, bad debt (reversal) expense from continuing operations and discontinued operations were $(72,244) and $45,542, respectively.

Inventories

Inventories are stated at the lower of cost and net realizable value with cost determined on a weighted-average basis. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company did not record any write-downs of inventory at March 31, 2017 and 2016.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330) - Simplifying the Measurement of Inventory,” which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted ASU 2015-11 effective January 1, 2017 and it did not have a material effect on the Company’s consolidated financial statements.

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

Computer and office equipment	5 years
Decoration and renovation	10 years

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

Based on its review, the Company believes that, as of March 31, 2017 and December 31, 2016, there was no significant impairment of its long-lived assets.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense from continuing operations was $0 and $27,246 for the three months ended March 31, 2017 and 2016, respectively.  Research and development expense from the Company’s discontinued operations was $181,078 for the three months ended March 31, 2016.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax benefit for the three months ended March 31, 2017 is $170,000 and is primarily related to quarter-to-date losses generated from U.S. operation. The income tax expense for the three months ended March 31, 2016 from continuing and discounting operations is $19,000 and $108,000, respectively, and is primarily related to tax liability reserves from uncertain tax positions.

Nova Lifestyle and Diamond Bar are subject to U.S. federal and state income taxes. Nova Furniture and Bright Swallow were incorporated in the BVI. Nova Macao was incorporated in Macao. There is no income tax for companies domiciled in the BVI or Macao. Accordingly, the Company’s consolidated financial statements do not present any income tax provision related to the BVI and Macao tax jurisdiction where Nova Furniture BVI, BSI and Nova Macao are domiciled. Nova Dongguan, Nova Museum, and Ding Nuo are governed by the Enterprise Income Tax Law of the People’s Republic of China (the “PRC”) which is subject to a 25% corporate income tax. Nova Museum is subject to a 25% corporate income tax in the first year and allowed to apply for tax-exempt status in the second year following its incorporation. Nova Macao is an income tax-exempt entity incorporated and domiciled in Macao.

As of March 31, 2017, unrecognized tax benefits were approximately $1.6 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $1.6 million as of March 31, 2017. As of March 31, 2016, unrecognized tax benefits were approximately $4.9 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $4.9 million as of March 31, 2016.

A reconciliation of the January 1, 2017, through March 31, 2017, amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

Gross UTB
Beginning Balance – January 1, 2017	$1,642,381
Increase in unrecorded tax benefits related to the Company’s continuing operations	26,571
Exchange rate adjustment	(27,406)
Ending Balance – March 31, 2017	$1,641,546

As of March 31, 2017, the Company had cumulatively accrued approximately $527,000 for estimated interest and penalties related to unrecognized tax benefits. At December 31, 2016, the Company had cumulatively accrued approximately $494,000 for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense, which totaled approximately $33,000 and $115,000 for the 3 months ended March 31, 2017, and 2016, respectively. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

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

The Company’s sales policy allows for the return of product within the warranty period if the product is defective and the defects are the Company’s fault.  As alternatives for the product return option, the customers have options of asking a discount from the Company for the products with quality issues or receiving replacement parts from the Company at no cost. The amount for return of products, the discount provided to the Company’s customers and the cost for replacement parts were immaterial for three months ended March 31, 2017 and 2016.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the three months ended March 31, 2017 and 2016, shipping and handling costs from continuing operations were $305 and $542, respectively.  During the three months ended March 31, 2016, shipping and handling costs from discontinued operations were $116,628.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense from continuing operations was $537,579 and $1,135,914 for the three months ended March 31, 2017 and 2016, respectively. Advertising expense from discontinued operations was $403 for the three months ended March 31, 2016.

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

The following table presents a reconciliation of basic and diluted (loss) earnings per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016

(Loss) Income from continuing operations	$(1,209,390)	$566,372
Loss from discontinued operations	-	(469,243)
Net (loss) income	(1,209,390)	97,129

Weighted average shares outstanding – basic and diluted*	27,345,106	24,333,971

(Loss) income from continuing operations per share – basic and diluted	$(0.04)	$0.02
Loss from discontinued operations per share – basic and diluted	-	(0.02)
Net (loss) income per share – basic and diluted	$(0.04)	$0.00

* Including 466,967 and 415,980 vested shares granted that were not yet issued for the three months ended March 31, 2017 and 2016, respectively.

For the three months ended March 31, 2017 and 2016, 858,334 and 2,050,001 shares purchasable under warrants were excluded from EPS, respectively, as their effects were anti-dilutive.  For all the periods presented, the unvested restricted stock were anti-dilutive.

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

Two major customers accounted for 26% (13% and 14% for each) of the Company’s sales for the three months ended March 31, 2017. A customer accounted for 13% of the Company’s sales for the three months ended March 31, 2016.

The Company purchased its products from four major vendors both during the three months ended March 31, 2017 and 2016, accounting for a total of 89% (33%, 25%, 18% and 13% for each) and 64% (20%, 18%, 15%, and 11% for each) of the Company’s purchases, respectively. Accounts payable to these vendors were $186,772 and $446,428 as of March 31, 2017 and December 31, 2016, respectively.

Prior to its divestment of its PRC subsidiaries, the operations of the Company were located principally in China and the U.S. Accordingly, the Company’s Chinese subsidiaries’ business, financial condition and results of operations were, from time to time, influenced by the political, economic and legal environments in China, as well as by the general state of the PRC economy.

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Foreign Currency Translation and Transactions

The consolidated financial statements are presented in United States Dollar (“$” or “USD”), which is also the functional currency of Nova LifeStyle, Nova Furniture, Nova Samoa, Nova Macao, Bright Swallow and Diamond Bar.

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

The RMB to USD exchange rates in effect as of December 31, 2016, was RMB6.4612 = USD$1.00. The weighted-average RMB to USD exchange rates in effect for the three months ended March 31, 2016 was RMB6.5288= USD$1.00. The exchange rates used in translation from RMB to USD were published by the People’s Bank of the People’s Republic of China.

Comprehensive Income

The Company follows FASB ASC 220 “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the consolidated statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended March 31, 2016 included net income and foreign currency translation adjustments.

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

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 31, 2016, and interim periods within those annual periods. The Company adopted this new guidance on January 1, 2017 and this standard does not have a material impact on the Company’s consolidated financial statements.

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

On November 10, 2016, Nova Furniture entered into a Trademark Assignment Agreement with Kuka Design BVI.  Pursuant to the terms of the Trademark Assignment Agreement, Nova Furniture agreed to assign to Kuka Design BVI its full right to, and title in, the NOVA trademark in China for $6,000,000 (the “Assignment Fee”).  Kuka Design BVI was to pay the Assignment Fee in two installments: $1,000,000 on or before November 30, 2016, and $5,000,000 on or before December 31, 2016.  As the result of the assignment of NOVA trademark in China, Nova Furniture and its affiliated companies, including Nova Macao, have ceased to use the NOVA trademark and brand in their business in China. A portion of the Assignment Fee in the amount of $4,750,000 was received in 2016, and the remaining balance of $1,250,000 was fully paid in January 2017.

As a result, the operations of Nova Dongguan, Nova Museum and Ding Nuo are now accounted for as discontinued operations in the accompanying consolidated financial statements for all periods presented.

The following table presents the components of discontinued operations reported in the consolidated statements of operations:

	Three Months ended March 31,
	2017	2016

Sales from external customers	$-	$4,615,080
Intrasegment sales	-	117,965
Cost of goods sold	-	(4,077,409)
Operating expenses	-	(826,087)
Loss before income taxes	-	(361,051)
Income tax benefit (expense)	-	(108,192)
Income (loss) from discontinued operations	$-	$(469,243)

Note 4 - Inventories

The inventories as of March 31, 2017 and December 31, 2016, totaled $2,291,971 and $2,781,123, respectively, and were all finished goods.

Note 5 - Plant, Property and Equipment, Net

As of March 31, 2017 and December 31, 2016, plant, property and equipment consisted of the following:

	March 31, 2017	December 31, 2016

Computer and office equipment	$276,867	$274,735
Decoration and renovation	110,015	110,015
Less: accumulated depreciation	(223,590)	(213,474)
	$163,292	$171,276

Depreciation expense from continuing operations was $10,116 and $11,684 for the three months ended March 31, 2017 and 2016, respectively.  Depreciation expense from discontinued operations was $340,958 for the three months ended March 31, 2016.

Note 6 - Intangible Assets

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

The Company’s eCommerce platform is a website through which customers are able to browse and place orders online for the Company’s products. For the downloadable mobile application, customers are able to download the application onto their own mobile devices to browse the Company’s product offerings. The Nova sales kit application is used on mobile devices to enable the Company’s sales representatives to display the Company’s products and inventory to customers. The total cost associated with the development, programming, design and roll-out of the Company’s eCommerce platform, downloadable mobile application, and Nova sales kit application is approximately $1.20 million. The Company’s eCommerce platform, downloadable mobile application, and Nova sales-kit application were completed and put into operation in 2015. These intangible assets are amortized using the straight-line method with an original estimated life of 10 years for each and are revised to 1 year in the quarter ended March 31, 2017.  The effect of the change in estimate for on a prospective basis.

Intangible assets consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

eCommerce platform	$1,208,200	$1,208,200
Customer relationship	6,150,559	6,150,559
Trademarks	200,000	200,000
Less: accumulated amortization	(2,243,139)	(1,872,136)
	$5,315,620	$5,686,623

Amortization of intangible assets from continuing operations was $371,003 and $144,381 for the three months ended March 31, 2017 and 2016, respectively. Amortization of intangible assets from discontinued operations was $9,355 for the three months ended March 31, 2016.

Estimated amortization expense relating to the existing intangible assets with finite lives for each of the next five years is as follows:

12 months ending March 31,
2018	$1,214,688
2019	406,704
2020	406,704
2021	406,704
2022	406,704

Note 7 - Receivables from an Unrelated Party, Prepaid Expenses and Other Receivables

(a) On September 22, 2016, in order to promote the Company’s image and extend its customer reach, the Company entered into a memorandum of understating with an unrelated party (“MOU”) whereby the Company agreed to pay a total fee of $16,000,000 for a period of twelve months, commencing on December 31, 2016, to finance the establishment and promotion of the unrelated party’s Academic E-commerce platform and integrated training center in Hong Kong (the “Platform”). As of March 31, 2017 and December 31, 2016, the Company prepaid $13,835,000 and $7,000,000 to the unrelated party, respectively.

However, having considered the recent market situation and the status of the establishment and promotion of the Platform, the Company does not wish to continue to finance the promotion of the Platform. On March 20, 2017, the Company and the unrelated party terminated the MOU and released both parties from all the obligations and liabilities under the MOU. The Company agreed to bear the costs of $800,000 incurred by the unrelated party on the Platform, which were charged as expenses in the first quarter of fiscal 2017. The Company collected a total of approximately $13 million as of the approval date of these financial statements, and no more balance was owed by the unrelated party.

(b) Prepaid Expenses and Other Receivables consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Prepaid expenses	$333,806	$573,005
Other receivables	2,011,483	69,886
Total	$2,345,289	$642,891

On March 23, 2017, the Company made a short-term advance of $2,000,000 to an unrelated party. The advance is unsecured and bears interest of 5% per annum. The unrelated party agreed to pay the whole amount of $2,000,000 back to the Company by May 31, 2017.

Note 8 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Other payables	$44,806	$47,790
Salary payable	30,449	30,207
Financed insurance premiums	15,475	66,314
Accrued rents	116,107	102,269
Accrued commission	357,762	494,108
Accrued expenses, others	64,755	40,272

Total	$629,354	$780,960

As of March 31, 2017 and December 31, 2016, other accrued expenses mainly included legal and professional fees, transportation expenses and utilities.  Other payables represented other tax payable and meal expenses.

Note 9 - Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.25% and maturity on June 1, 2015. On June 8, 2015, the bank extended and modified the terms of the loan agreement to extend the line of credit up to a maximum of $6,000,000 until July 31, 2015 and $5,000,000 thereafter with an annual interest rate of 4.25% and maturity on September 1, 2015 (the term of which the bank allowed to extend until the renewal described in the following sentence while the bank conducted its own audit associated therewith). On September 28, 2015, Diamond Bar extended the line of credit up to a maximum of $6,000,000 with annual interest of 3.75% (4% from December 17, 2015) and maturity on June 1, 2017. On January 20, 2016, Diamond Bar increased the line of credit up to a maximum of $8,000,000 with annual interest of 4%.  The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of March 31, 2017 and December 31, 2016, Diamond Bar had $4,508,151 and $6,129,841 outstanding on the line of credit, respectively.  During the three months ended March 31, 2017 and 2016, the Company recorded interest expense of $40,578 and $52,706, respectively. As of March 31, 2017, Diamond Bar had $3,491,849 available for borrowing without violating any covenants.

The Diamond Bar loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $10 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iii) the pre-tax income must be not less than 1.000% of total revenue quarterly; and (iv) maintain a current ratio in excess of 1.250 to 1.000. As of March 31, 2017, Diamond Bar was in compliance with the stated covenants.  In addition, the loan agreement provides for a cross default provision whereby an event of default on this loan will cause the Nova Macao loan, which is described below, to also be in default, as both loans are from the same lender.

On January 22, 2015, Nova Macao renewed a line of credit, with an annual interest rate of 4.25% and principal of up to $6,500,000, with a commercial bank in Hong Kong to extend the maturity date to January 29, 2016. On February 16, 2016, Nova Macao extended the maturity date of line of credit to January 31, 2017, with an annual interest rate of 4% and principal of up to $6,500,000. The loan requires monthly payment of interest and that the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance and is guaranteed by Nova LifeStyle and Diamond Bar. The Company did not extend the line of credit and paid it off in February 2017. As of March 31, 2017 and December 31, 2016, Nova Macao had $0 and $1,848,000 outstanding on the line of credit, respectively. During the three months ended March 31, 2017 and 2016, Nova Macao paid interest of $13,828 and $19,728, respectively.

Note 10 - Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president. The lease is to be renewed at the beginning of each year. On March 16, 2017, the Company renewed the lease for an additional one year term. The lease was $32,916 for one year and only for use during two furniture exhibitions to be held between April 1, 2017 and March 31, 2018. During the three months ended March 31, 2017 and 2016, the Company paid rental amounts of $16,458 and $0, respectively, and are included in selling expenses from continuing operations.

Note 11 - Stockholders’ Equity

Warrants

Following is a summary of the warrant activity for the three months ended March 31, 2017:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2017	858,334	2.71	3.92
Exercisable at January 1, 2017	858,334	2.71	3.92
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at March 31, 2017	858,334	2.71	3.67
Exercisable at March 31, 2017	858,334	2.71	3.67

Shares and Warrants issued to Consultants

On December 1, 2014, the Company entered into a consulting agreement with a consulting firm for management consulting services effective on December 1, 2014. The Company agreed to issue 60,000 shares of the Company’s common stock to the firm for three years of consulting services. The shares will be issued according to the following vesting schedule set forth as follows: The initial 10,000 shares were required to be issued within 30 days upon signing of the agreement; for the remaining 50,000 shares, the Company has issued or will issue to the consultant 10,000 shares of common stock on or before each of June 1, 2015, December 1, 2015, June 1, 2016, December 1, 2016 and June 1, 2017. The Company or the consultant may terminate the agreement at any time by 90 days’ written notice to the other party. The fair value of the 60,000 shares was $224,400, which was calculated based on the stock price of $3.74 per share on December 1, 2014 and will be amortized over the service term. During each of the three-month periods ended March 31, 2017 and 2016, the Company amortized $18,700 as consulting expenses.

On March 1, 2015, the Company entered into a marketing agreement with a consultant for marketing and product promotion services effective on March 1, 2015. The Company agreed to grant the consultant $100,000 worth of shares of the Company’s common stock for 12 months of consulting services starting on March 1, 2015. The shares vested immediately on March 1, 2015. The share price was calculated as the average closing price per share for ten trading days immediately prior to the execution of the agreement and was amortized over the service term. On March 9, 2015, the Company issued 38,745 shares at an average price of $2.581 per share to the consultant. During the three months ended March 31, 2017 and 2016, the Company amortized $0 and $16,667 as consulting expenses, respectively.

On September 14, 2015, the Company entered into a business marketing advisory agreement with a consultant for marketing and general consulting services effective on August 15, 2015. The Company agreed to pay the consultant a monthly fee of $5,000 and also granted 18,348 shares of the Company’s common stock to the consultant for 12 months of services starting on August 15, 2015. Twenty-five percent (25%) of those shares vested on November 15, 2015, 25% on February 15, 2016, 25% on May 15, 2016 and the remaining 25% vested on August 15, 2016. The fair value of the 18,348 shares was $45,870, which was calculated based on the stock price of $2.50 per share on August 15, 2015 and will be amortized over the service term. During the three months ended March 31, 2017 and 2016, the Company amortized $0 and $11,468 as consulting expenses, respectively.

On February 1, 2016, the Company entered into a marketing agreement with a consultant for marketing development strategies and consulting services for 15 months. The Company agreed to grant the consultant 10,000 shares of the Company’s common stock per month, for a total commitment of 150,000 shares of common stock. The fair value of the 150,000 shares was $204,000, which was calculated based on the stock price of $1.36 per share on February 1, 2016, the date the agreement was executed, and will be amortized over the service term. During the three months ended March 31, 2017 and 2016, the Company amortized $40,800 and $27,200 as consulting expenses, respectively.

On February 1, 2016, the Company entered into an agreement with a consultant for E-Commerce consulting service with a term of 24 months. The Company agreed to grant the consultant 10,000 shares of the Company’s common stock per month, for a total commitment of 240,000 shares. Twelve and half percent (12.5%) of those shares vested or will vest on April 30, 2016, 12.5% on July 30, 2016, 12.5% on October 31, 2016, 12.5% on January 31, 2017, 12.5% on April 30, 2017, 12.5% on July 30, 2017, 12.5% on October 31, 2017, and the remaining 12.5% on January 31, 2018. The fair value of the 240,000 shares was $326,400, which was calculated based on the stock price of $1.36 per share on February 1, 2016, the date the agreement was executed, and will be amortized over the service term. During the three months ended March 31, 2017 and two months ended March 31, 2016, the Company amortized $40,800 and $27,200 as consulting expenses, respectively.

On February 1, 2016, the Company entered into a consulting agreement with a consultant for planning, coordinating and strategy implementation services for a term of 6 months. The Company agreed to grant the consultant $10,000 worth of shares of the Company’s common stock per month. During the three months ended March 31, 2017 and 2016, 83,386 shares vested, based on the stock prices as of the end of each month commencing February 2016 and concluding September 2016. During the three months ended March 31, 2017 and 2016, the Company amortized $0 and $20,000 as consulting expense, respectively.

On November 15, 2016, the Company entered into a consulting and strategy service agreement with a consultant for marketing and general consulting services effective on November 14, 2016. The Company agreed to grant 100,000 shares of the Company’s common stock to the consultant for 12 months of services starting on November 14, 2016. Twenty-five percent (25%) of those shares vested on December 15, 2016, 25% on February 15, 2017, 25% on May 15, 2017, and the remaining 25% will vest on August 15, 2017. The fair value of the 100,000 shares was $294,000, which was calculated based on the stock price of $2.94 per share on November 15, 2016 and will be amortized over the service term. During the three months ended March 31, 2017, the Company amortized $72,493 as consulting expenses.

On November 15, 2016, the Company entered into a consulting agreement with a consultant for business development and financial advisory service for a term of 12 months. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock. The fair value of the 100,000 shares was $294,000, which was calculated based on the stock price of $2.94 per share on November 15, 2016 and will amortized over the service term. During the three months ended March 31, 2017, the Company amortized $73,500 as consulting expense.

On November 15, 2016, the Company entered into a consulting agreement with a consultant for business advisory service for a term of 12 months. The Company agreed to compensate the consultant a one-time amount of $20,000 worth of shares of the Company’s common stock based on the price per share on November 15, 2016. The Company also granted the consultant $15,000 worth of shares of the Company’s common stock per month starting from December 1, 2016 for 12 months. During the three months ended March 31, 2017, the Company amortized $50,000 as consulting expense.

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

Shares Issued to Independent Directors

In March 2015, the Company entered into restricted stock award agreements under the 2014 Omnibus Long-Term Incentive Plan with three independent directors of the Board. The Company agreed to grant 12,195 shares of the Company’s common stock to each of these independent directors with a grant date of March 24, 2015. The restricted period lapses as to 25% of the restricted stock on September 30, 2015, December 31, 2015, March 31, 2016 and September 30, 2016, subject to the director remaining in the continuous service of the Company or its affiliates on each applicable vesting date. The fair value of these shares was $119,999, which was calculated based on the stock price of $3.28 per share on March 24, 2015. During the three months ended March 31, 2017 and 2016, the Company amortized $0 and $26,959 as directors’ stock compensation expenses, respectively.

In May 2015, the Company entered into a restricted stock award agreement under the 2014 Omnibus Long-Term Incentive Plan with a new independent director. The Company agreed to grant 12,195 shares of the Company’s common stock to the new independent director with a grant date of May 19, 2015. The restricted period lapsed as to 25% of the restricted stock on September 30, 2015, December 31, 2015, March 31, 2016 and September 30, 2016, subject to the director remaining in the continuous service of the Company or its affiliates on each applicable vesting date. The fair value of these shares was $38,292, which was calculated based on the stock price of $3.14 per share on May 19, 2015. During the three months ended March 31, 2017 and 2016, the Company amortized $0 and $9,652 as directors’ stock compensation expenses, respectively.

On August 9, 2016, the Board approved a restricted stock award agreement under the 2014 Omnibus Long-Term Incentive Plan with four independent directors. The Company agreed to grant $40,000 worth of stocks to each of its four independent directors. The restricted period lapses as of 25% of the restricted stock granted and vested on September 30, 2016 based on the closing price of common stock on Nasdaq as of August 9, 2016, 25% of the restricted stock granted and vested on December 31, 2016 based on the closing price of common stock on Nasdaq as of September 30, 2016, 25% of the restricted stock granted and vested on March 31, 2017 based on the closing price of common stock on Nasdaq as of December 31, 2016, and 25% of the restricted stock granted will vest on June 30, 2017 based on the closing price of common stock on Nasdaq as of March 31, 2017. During the three months ended March 31, 2017, the Company amortized $39,452 as directors’ stock compensation expenses.

Shares Issued to Employees and Service Providers

On May 18, 2016, the Company entered into agreements with three designers for product design services for a term of 24 months. The Company agreed to grant each designer 240,000 shares of the Company’s common stock. Twenty five percent (25%) of those shares vested or will vest on May 31, 2016, 25% on December 18, 2016, 25% on June 18, 2017 and the remaining 25% on December 18, 2017. The fair value of these shares was $388,800, which was calculated based on the stock price of $0.54 per share on May 18, 2016, the date the agreement was executed, and will be amortized over the service term. During the three months ended March 31, 2017, the Company amortized $47,934 as stock compensation expenses.

On November 14, 2016, the Company entered into an employment agreement with an executive for one year. The Company agreed to grant an award of 30,000 restricted Stock Units to Executive pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $92,100, which was calculated based on the stock price of $3.07 per share on November 11, 2016, the date the awards were determined by the Compensation Committee of the Board. Twenty-five percent (25%) of those shares vested on December 30, 2016, 25% on March 31, 2017, 25% on June 30, 2017 and the remaining 25% vest on September 30, 2017. During the three months ended March 31, 2017, the Company amortized $22,710 as stock compensation.

On November 15, 2016, the Company entered into an agreement with a designer for furniture design services effective on November 15, 2016 for 1 year. The Company agreed to grant the designer 100,000 shares of the Company’s common stock. The fair value of the 100,000 shares was $294,000, which was calculated based on the stock price of $2.94 per share on November 15, 2016 and will be amortized over the service term. Twenty-five percent (25%) of those shares vested on February 15, 2017, 25% on May 15, 2017, 25% on August 15, 2017 and the remaining 25% vest on November 15, 2017. During the three months ended March 31, 2017, the Company amortized $73,500 as stock compensation.

Note 12 - Statutory Reserves

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

Surplus Reserve Fund

Prior to the Company’s divestment of Nova Dongguan and Ding Nuo, such subsidiaries were required to transfer 10% of net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the subsidiary’s registered capital. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholdings or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issuance is not less than 25% of the registered capital.

At March 31, 2017 and December 31, 2016, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital.

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

Note 13 - Geographical Sales

Geographical distribution of sales consisted of the following for the three months ended March 31, 2017 and 2016:

Geographical Areas	2017	2016

North America	$12,529,632	$17,223,375
Europe	2,262,865	3,898,885
Australia	2,449,454	774,155
Asia*	815,071	452,780
Hong Kong	-	19,683
Other countries	-	100,129
	$18,057,022	$22,469,007

*excluding Hong Kong

Note 14 - Commitments and Contingencies

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

On January 7, 2014, the Company entered into a sublease agreement with Diamond Bar for warehouse space with a five-year term commencing on November 1, 2013 and expiring on October 31, 2018. The Company subleased a portion of its warehouse space to one of its customers with a one-year term commencing on December 1, 2013 and expiring on November 30, 2014. The Company has successively renewed the lease agreement for one-year terms, with the current renewal expiring on October 31, 2017.  The sublease income was recorded against the rental expense. During the three months ended March 31, 2017 and 2016, the Company recorded $16,450 and $20,077 sublease income, respectively.

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

Total rental expense from continuing operations for the three months ended March 31, 2017 and 2016 was $178,169 and $158,098, respectively. The rental expense is recorded on a straight-line basis over the term of the lease.

The total minimum future lease payments are as follows:

12 Months Ending March 31,	Amount
2018	$573,102
2019	330,900
2020	-
2021	-
2022	-
Thereafter	-
Total	$904,002

Employment Agreements

On May 3, 2013, the Company entered into an amended and restated employment agreement with Thanh H. Lam to serve as the Company’s president for a five-year term. The agreement provides for an annual salary of $80,000, a grant of 200,000 shares of the Company’s common stock and an annual bonus at the sole discretion of the Board. The 200,000 shares to be issued to Ms. Lam are subject to the terms of a stock award agreement. The first 50,000 shares of common stock were vested immediately, and the remaining shares vest at 50,000 shares per year for three years on each anniversary of the effective date of the stock award agreement. The fair value of the shares was based on the stock price of $3.82 per share on May 3, 2013. During the three months ended March 31, 2017 and 2016, the Company recorded $0 and $47,750, as stock-based compensation to Ms. Lam, respectively.

On March 21, 2016, the Company granted Restricted Stock Units to the Company’s CEO, CFO and President.  Each of them will receive a grant of 100,000 Restricted Stock Units (“RSU”). The fair value of the 300,000 shares of RSU was $360,000, which was calculated based on the stock price of $1.20 per share on March 21, 2016.  The RSU grants have fully vested. During the three months ended March 31, 2017 and 2016, the Company recorded $0 and $90,000 as stock-based compensation to the officers.

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

Note 15 - Subsequent Events

The Company has evaluated all events that have occurred subsequent to March 31, 2017 through the issuance of the consolidated financial statements and the following subsequent event has been identified as requiring disclosure in this section.

On April 10, 2017, the Company entered into restricted stock award agreements (under 2014 Omnibus Long-Term Incentive Plan) with an independent director of the Board. The Company agreed to grant $20,000 worth of stock to the independent director with a grant date on April 10, 2017. The restricted period lapses as of 50% of the restricted stock granted and vested on April 10, 2017 based on the closing price of common stock on Nasdaq as of April 10, 2017, and 50% of the restricted stock will grant and vest on June 30, 2017 based on the closing price of common stock on Nasdaq as of June 30, 2017.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” the negatives of such terms and other terms of similar meaning typically identify forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our 2016 Form 10-K. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2016 Form 10-K. Unless the context otherwise requires, references in this report to “we,” “us,” “Nova,” “Nova Lifestyle” or the “Company” refer to Nova Lifestyle, Inc. and its subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”). All references to the first quarter and first three months of 2017 and 2016 mean the three-month periods ended March 31, 2017 and 2016.  In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2016 Form 10-K.

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

On October 24, 2013, Nova Dongguan incorporated Ding Nuo under the laws of the PRC and contributed capital of RMB 1 million ($162,994). Nova Dongguan made an additional capital contribution of RMB 0.1 million ($16,305) on November 27, 2013 through one of Nova Dongguan’s officers, Mr. Gu Xing Chang, who acted as the nominee shareholder of Ding Nuo.  As discussed below, the sale of three of the Company’s former subsidiaries, Nova Dongguan, Nova Dongguan Chinese Style Furniture Museum, and Ding Nuo, was consummated on October 25, 2016,

Our experience developing and marketing products for international markets has enabled us to develop the scale, logistics, marketing, manufacturing efficiencies and design expertise that serve as the foundation for us to expand aggressively into the highly attractive U.S., Canadian, European, Australian and Middle Eastern markets.

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

Critical Accounting Policies

Our condensed consolidated financial information has been prepared in accordance with U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect (1) the reported amounts of our assets and liabilities, (2) the disclosure of our contingent assets and liabilities at the end of each fiscal period and (3) the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Changes in Accounting Standards

Please refer to note 2 to our condensed consolidated financial statements, “Summary of Significant Accounting Policies – New Accounting Pronouncements,” for a discussion of relevant pronouncements.

Results of Operations

Comparison of three months Ended March 31, 2017 and 2016

The following table sets forth the results of our operations for the three months ended March 31, 2017 and 2016. Certain columns may not add due to rounding.

	Three Months Ended March 31,
	2017		2016
	$	% of Sales	$	% of Sales
Net sales	18,057,022		22,469,007
Cost of sales	(15,355,247)	(85%)	(18,863,864)	(84%)
Gross profit	2,701,775	15%	3,605,143	16%
Operating expenses	(4,000,678)	(22%)	(2,930,211)	(13%)
Income (loss) from operations	(1,298,903)	(7%)	674,932	3%
Other expenses, net	(80,506)	-%	(89,519)	(1%)
Income tax (benefit) expense	(170,019)	-%	19,041	-%
(Loss) Income from continuing operations	(1,209,390)	(7%)	566,372	2%
Loss from discontinued operations		-	(469,241)	(2%)
Net (loss) income	(1,209,390)	(7%)	97,131	-%

Net Sales

Net sales for the three months ended March 31, 2017, were $18.06 million, a decrease of 20% from $22.47 million in the same period of 2016. This decrease in net sales resulted primarily from a 46% decrease in sales volume, which was partially offset by a 53% increase in average selling price. Our largest selling product categories in the three months ended March 31, 2017 were sofas, beds and coffee tables, which accounted for approximately 80%, 11% and 5% of sales, respectively. Our largest selling product categories in the three months ended March 31, 2016, were sofas, dining tables and cabinets, which accounted for approximately 59%, 9% and 6% of sales, respectively.

The $4.41 million decrease in net sales in the three months ended March 31, 2017, compared to the same period of 2016, was mainly due to decreased sales to North America and Europe.  North American sales decreased 27% to $12.53 million in the three months ended March 31, 2017, compared to $17.22 million in the same period of 2016, as we aggressively changed our product mix and our sales and marketing strategies with the aim of diversifying sales. We sold high quality products while offering discounts during our promotion period, which lasted throughout the second and third quarter of 2016. We continued to increase marketing efforts in the U.S. markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Europe were $2.26 million in the three months ended March 31, 2017, a decrease of 42% from $3.90 million in the same period of 2016, primarily as a result of the sluggish European economy. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. Sales to Asia, excluding China and Hong Kong, increased 80% to $0.82 million in the three months ended March 31, 2017, compared to $0.45 million in the same period of 2016, primarily due to the increases of sales orders from one customer in the Middle East.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers. Total cost of sales decreased 19% to $15.36 million in the three months ended March 31, 2017, compared to $18.86 million in the same period of 2016, due primarily to a decrease in net sales. Cost of sales as a percentage of sales increased to 85% in the three months ended March 31, 2017, compared to 84% in the same period of 2016. The increase in cost of sales as a percentage of sales resulted primarily from the increased cost of higher quality products purchased from third-party manufacturers.

Gross Profit

Gross profit decreased by 25% to $2.70 million in the three months ended March 31, 2017, compared to $3.61 million in the same period of 2016. Our gross profit margin decreased to 15% in the three months ended March 31, 2017, compared to 16% in the same period of 2016. The decrease in gross profit margin resulted primarily from increased cost of sales as a percentage of net sales, which was mainly due to an increased cost of high quality products purchased from third parties.  In addition, in the three months ended March 31, 2017, we encountered decreased sales volume due to our increased average price of products.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, research and development expenses and bad debts. Operating expenses were $4.0 million in the three months ended March 31, 2017, compared to $2.93 million in the same period of 2016. Selling expenses decreased 38% to $0.98 million in the three months ended March 31, 2017, from $1.58 million in the same period of 2016, due primarily to decreased sales and marketing expense. General and administrative expense increased 125% to $3.03 million in the three months ended March 31, 2017, from $1.35 million in the same period of 2016, primarily due to (1) increases in bad debt expense, stock compensation expense, and amortization expense on our intangible assets (see note 6 to our condensed consolidated financial statements); and (2) termination cost on Academic E-commerce platform (see note 7 to our condensed consolidated financial statements).

Other Expenses, Net

Other expenses, net was $80,506 in the three months ended March 31, 2017, compared with $89,519 in the same period of 2016, representing a slight decrease in other expense of $0.01 million.

Income Tax Benefit (Expense)

Income tax benefit was $170,019 in the three months ended March 31, 2017, compared with $19,041 of income tax expense in the same period of 2016.  The income tax benefit was mainly due to the deferred tax on our NOL carryforwards in the U.S., partially offset by accruing interest on prior year ASC 740-10 (FIN 48) reserves.

Loss from Discontinued Operations

The subsidiaries that were sold on October 25, 2016, Nova Dongguan, Nova Museum, and Ding Nuo, are reported as discontinued operations in our condensed consolidated financial statements. Loss from discontinued operations, net of tax, was approximately $0.47 million for the three months ended March 31, 2016.

Net (Loss) Income

As a result of the foregoing, our net loss was $1.21 million in the three months ended March 31, 2017, compared with $0.10 million of net income in the same period of 2016. Our net loss margin from continuing operations was 6.70% in the three months ended March 31, 2017, as compared with 2.52% of net profit margin in the same period of 2016.

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

As we continue to execute our growth strategy focused on aggressively expanding sales, particularly in the U.S., we remain focused on improving net margins and bottom line growth.  As noted above, we have in recent periods found it necessary to increase reliance on third party providers in order to meet demand for particular products required by certain of our customers. We also believe that there is elasticity in pricing our higher end products and an ongoing opportunity to improve our product mix which should help us to stay in step with cost increases.

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

We had net working capital of $57,681,036 at March 31, 2017, a decrease of $0.73 million from net working capital of $58,407,707 at December 31, 2016. The ratio of current assets to current liabilities was 9.76-to-1 at March 31, 2017.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended March 31, 2017 and 2016:

	2017	2016
Cash (used in) provided by:
Operating activities	$8,759,369	$(522,964)
Investing activities	(7,587,132)	(44,777)
Financing activities	(3,469,690)	637,230

Net cash provided in operating activities was $8.76 million in the three months ended March 31, 2017, an increase of cash inflow of $9.28 million from $0.52 million of cash used in operating activities in the same period of 2016. The increase in cash inflow from continuing operations was attributable primarily to collection on accounts receivable of $16.61 million during the three months ended March 31, 2017, compared to $2.38 million inflow in 2016. Our cash outflow for accounts payable was $1.46 million during the three months ended March 31, 2017, compared to $2.07 million inflow in 2016. Net operating cash inflow from our discontinued operations was $0.38 million in the three months ended March 31, 2016.

Net cash used by investing activities was $7.59 million in the three months ended March 31, 2017, an increase of cash outflow of $7.63 million from $0.04 million outflow in the same period of 2016. In the three months ended March 31, 2017, we incurred cash outflow of $8.84 million from advances to unrelated parties, and an inflow of $1.25 million on collection of assignment fee. Net investing cash outflow from our discontinued operations was $0.04 million in the three months ended March 31, 2016.

Net cash used by financing activities was $3.47 million in the three months ended March 31, 2017, an increase of cash outflow of $4.11 million from cash inflow of $0.64 million in the same period of 2016. In the three months ended March 31, 2017, we repaid $18.94 million for bank loans, while borrowed $15.47 million from bank loans.  In the three months ended March 31, 2016, we repaid $10.25 million for bank loans, and borrowed $10.56 million from bank loans.  Net financing cash inflow from discontinued operations was $0.32 million in the three months ended March 31, 2016.

As of March 31, 2017, we had gross accounts receivable of $25,402,032, of which $18,398,493 was not yet past due, $3,879,241 was less than 90 days past due, $1,742,737 was over 90 days but within 180 days past due and $1,381,561 over 180 days past due. We had an allowance for bad debt of $238,141 for accounts receivable. As of May 7, 2017, $4,001,112 accounts receivable outstanding at March 31, 2017 had been collected.

As of May 7, 2017, $37,530,007, or 89%, of gross accounts receivable outstanding at December 31, 2016 had been collected.

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

Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.25% and maturity on June 1, 2015. On June 8, 2015, the bank extended and modified the terms of the loan agreement to extend the line of credit up to a maximum of $6,000,000 until July 31, 2015 and $5,000,000 thereafter with an annual interest rate of 4.25% and maturity on September 1, 2015 (the term of which the bank allowed to extend until the renewal described in the following sentence while the bank conducted its own audit associated therewith). On September 28, 2015, Diamond Bar extended the line of credit up to a maximum of $6,000,000 with annual interest of 3.75% (4% from December 17, 2015) and maturity on June 1, 2017. On January 20, 2016, Diamond Bar increased the line of credit up to a maximum of $8,000,000 with annual interest of 4%.  The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of March 31, 2017 and 2016, Diamond Bar had $4,508,151 and $6,129,841 outstanding on the line of credit, respectively.  During the three months ended March 31, 2017 and 2016, the Company recorded interest expense of $40,578 and $52,706, respectively. As of March 31, 2017, Diamond Bar had $3,491,849 available for borrowing without violating any covenants.

The Diamond Bar loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $10 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iii) the pre-tax income must be not less than 1.000% of total revenue quarterly; and (iv) maintain a current ratio in excess of 1.250 to 1.000. As of March 31, 2017, Diamond Bar was in compliance with the stated covenants.  In addition, the loan agreement provides for a cross default provision whereby an event of default on this loan will cause the Nova Macao loan, which is described below, to also be in default, as both loans are from the same lender.

On January 22, 2015, Nova Macao renewed a line of credit, with an annual interest rate of 4.25% and principal of up to $6,500,000, with a commercial bank in Hong Kong to extend the maturity date to January 29, 2016. On February 16, 2016, Nova Macao extended the maturity date of its line of credit to January 31, 2017, with an annual interest rate of 4% and principal of up to $6,500,000. The loan requires monthly payment of interest and that the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance and is guaranteed by Nova LifeStyle and Diamond Bar.  The Company did not extend the line of credit and paid it off in February 2017. As of March 31, 2017 and 2016, Nova Macao had $0 and $1,848,000 outstanding on the line of credit, respectively. During the three months ended March 31, 2017 and 2016, the Company paid interest of $13,828 and $19,728, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective as of such date as identified in our internal control over financial reporting below.

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

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2017, based upon the updated framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 and updated in May 2013. Based on this assessment, our management concluded that, as of March 31, 2017, there is a material weakness in our internal control over financial reporting. Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NOVA LIFESTYLE, INC.
(Registrant)
Date: May 15, 2017	By:	/s/ Thanh H. Lam
Thanh H. Lam Chairperson and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2017		/s/ Yuen Ching Ho
Yuen Ching Ho Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith
‡ Furnished herewith