Form 10-Q
period 2017-06-30
Nova Lifestyle, Inc.
filed 2017-08-07
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 011-36259

NOVA LIFESTYLE, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6565 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,128,596 shares of common stock outstanding as of August 2, 2017.

Nova Lifestyle, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

	June 30,	December 31,
	2017	2016

Assets

Current Assets
Cash and cash equivalents	$5,171,982	$2,587,743
Accounts receivable, net	31,601,120	42,102,761
Advance to suppliers	24,592,466	13,669,752
Inventories	2,013,003	2,781,123
Assignment fee receivable (Note 3)	--	1,250,000
Receivable from an unrelated party (Note 7)	--	7,000,000
Prepaid expenses and other receivables	710,929	642,891
Taxes receivable	14,894	14,893

Total Current Assets	64,104,394	70,049,163

Noncurrent Assets
Plant, property and equipment, net	153,265	171,276
Lease deposit	43,260	43,260
Goodwill	218,606	218,606
Intangible assets, net	4,944,616	5,686,623
Deferred tax asset	1,523,720	874,759

Total Noncurrent Assets	6,883,467	6,994,524

Total Assets	$70,987,861	$77,043,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

	June 30,	December 31,
	2017	2016

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$71,834	$2,368,775
Line of credit	4,307,073	7,977,841
Advance from customers	16,396	513,880
Accrued liabilities and other payables	967,041	780,960

Total Current Liabilities	5,362,344	11,641,456

Noncurrent Liabilities
Income tax payable	2,297,748	2,136,788

Total Noncurrent Liabilities	2,297,748	2,136,788

Total Liabilities	7,660,092	13,778,244

Contingencies and Commitments

Stockholders’ Equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 27,767,905 and 27,309,695 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	27,768	27,309
Additional paid-in capital	37,599,253	36,885,462
Statutory reserves	6,241	6,241
Retained earnings	25,694,507	26,346,431

Total Stockholders’ Equity	63,327,769	63,265,443

Total Liabilities and Stockholders’ Equity	$70,987,861	$77,043,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Net Sales	$37,590,789	$42,210,054	$19,533,767	$19,741,047

Cost of Sales	31,417,150	36,155,603	16,061,903	17,291,739

Gross Profit	6,173,639	6,054,451	3,471,864	2,449,308

Operating Expenses
Selling expenses	1,686,436	2,308,005	711,434	723,091
General and administrative expenses	5,483,709	3,264,434	2,458,033	1,919,137

Total Operating Expenses	7,170,145	5,572,439	3,169,467	2,642,228

(Loss) Income From Operations	(996,506)	482,012	302,397	(192,920)

Other Income (Expenses)
Non-operating income (expense), net	797	24,371	797	11,970
Foreign exchange transaction loss	(230)	(2,297)	(190)	(1,248)
Interest expense, net	(92,161)	(144,667)	(37,755)	(72,233)
Financial expense	(51,827)	(54,365)	(25,767)	(25,928)

Total Other Expenses, Net	(143,421)	(176,958)	(62,915)	(87,439)

(Loss) Income Before Income Taxes and Discontinued operations	(1,139,927)	305,054	239,482	(280,359)

Income Tax (Benefit) Expense	(488,003)	160,718	(317,984)	141,677

(Loss) Income From Continuing Operations	(651,924)	144,336	557,466	(422,036)

Loss From Discontinued Operations, net of tax	--	(732,979)	--	(263,736)

Net (Loss) Income	(651,924)	(588,643)	557,466	(685,772)

Other Comprehensive Income
Foreign currency translation	--	(322,114)	--	(397,742)

Comprehensive (Loss) Income	$(651,924)	$(910,757)	$557,466	$(1,083,514)

Basic weighted average shares outstanding	27,429,885	24,622,887	27,513,733	24,911,803
Diluted weighted average shares outstanding	27,429,885	24,622,887	27,516,902	24,911,803

Income (loss) from continuing operations per share of common stock
Basic	$(0.02)	$0.01	$0.02	$(0.02)
Diluted	$(0.02)	$0.01	$0.02	$(0.02)

Loss from discontinued operations per share of common stock
Basic	$--	$(0.03)	$--	$(0.01)
Diluted	$--	$(0.03)	$--	$(0.01)

Net (loss) income per share of common stock
Basic	$(0.02)	$(0.02)	$0.02	$(0.03)
Diluted	$(0.02)	$(0.02)	$0.02	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
Cash Flows From Operating Activities
Net (loss) income from continuing operations	$(651,924)	$144,336
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	762,150	310,851
Deferred tax benefit	(648,961)	--
Stock compensation expense	913,264	938,501
Changes in bad debt allowance	504,324	(18,477)
Changes in operating assets and liabilities:
Accounts receivable	9,997,317	1,602,326
Advance to suppliers	(10,922,714)	(6,761,289)
Inventories	768,120	(75,326)
Other current assets	(267,052)	152,260
Accounts payable	(2,296,941)	2,162,024
Advance from customers	(497,484)	926,231
Accrued expenses and other payables	186,081	(538,652)
Taxes payable	160,959	153,520

Net Cash Used in Continuing Operations	(1,992,861)	(1,003,695)
Net Cash Used in Discontinued Operations	--	(241,174)

Net Cash Used in Operating Activities	(1,992,861)	(1,244,869)

Cash Flows From Investing Activities
Assignment fee received	1,250,000	--
Purchase of property and equipment	(2,132)	(3,544)
Advances to unrelated parties	(8,835,000)	--
Repayment from unrelated parties	15,835,000	--

Net Cash Provided by (Used in) Continuing Operations	8,247,868	(3,544)
Net Cash Used in Discontinued Operations	--	(81,727)

Net Cash Provided by (Used in) Investing Activities	8,247,868	(85,271)

Cash Flows From Financing Activities
Proceeds from line of credit and bank loan	23,094,342	19,758,074
Repayment to line of credit and bank loan	(26,765,110)	(19,086,365)

Net Cash (Used in) Provided by Continuing Operations	(3,670,768)	671,709
Net Cash Provided by Discontinued Operations	--	321,578

Net Cash (Used in) Provided by Financing Activities	(3,670,768)	993,287

Effect of Exchange Rate Changes on Cash and Cash Equivalents	--	(1,746)

Net increase (decrease) in cash and cash equivalents	2,584,239	(338,599)
Cash and cash equivalents, beginning of period	2,587,743	988,029

Cash and cash equivalents, end of period	$5,171,982	$649,430

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
Analysis of cash and cash equivalents
Included in cash and cash equivalents per consolidated balance sheets	$5,171,982	$584,339
Included in assets of discontinued operations	-	65,091

Cash and cash equivalents, end of period	$5,171,982	$649,430

Supplemental Disclosure of Cash Flow Information Continuing operations:
Cash paid during the period for:
Income tax payments	$--	$7,200
Interest expense	$118,753	$144,668
Discontinued operations:
Cash paid during the period for:
Income tax payments	$--	$--
Interest expense	$--	$86,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

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

The interim condensed consolidated financial information as of June 30, 2017 and for the six and three month periods ended June 30, 2017 and 2016 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the SEC on April 14, 2017.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of June 30, 2017, its interim condensed consolidated results of operations and cash flows for the six and three month periods ended June 30, 2017 and 2016, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the two-step goodwill impairment test for Diamond Bar reporting unit.  Accordingly, as of June 30, 2017 and 2016, the Company concluded there was no impairment of goodwill of Diamond Bar.

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

Balance at January 1, 2017	$3,019,931
Provision for the period	504,324
Write off	(3,106,474)
Balance at June 30, 2017	$417,781

During the six months ended June 30, 2016, bad debt (reversal) expense from continuing operations and discontinued operations were $(18,476) and $13,284, respectively. During the three months ended June 30, 2016, bad debt expense from continuing operations and discontinued operations were $8,225 and $12,909, respectively.

Inventories

Inventories are stated at the lower of cost and net realizable value with cost determined on a weighted-average basis. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company did not record any write-downs of inventory at June 30, 2017 and 2016.

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

Based on its review, the Company believes that, as of June 30, 2017 and December 31, 2016, there was no significant impairment of its long-lived assets.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense from continuing operations was $364,105 and $59,665 for the six months ended June 30, 2017 and 2016, respectively; $309,105 and $32,419 for the three months ended June 30, 2017 and 2016, respectively.  Research and development expense from the Company’s discontinued operations was $409,147 and $228,069 for the six and three months ended June 30, 2016, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The actual effective tax rate of continuing operations of 42.81% for the six months ended June 30, 2017 differs from the U.S. federal statutory tax rate, primarily as a result of tax liability reserves from uncertain tax positions.

During the six months ended June 30, 2017 and 2016, the Company recorded income tax (benefit) and expense from its continuing operations of approximately ($488,000) and $161,000, respectively.  During the three months ended June 30, 2017 and 2016, the Company recorded income tax (benefit) and expense of approximately ($318,000) and $142,000 from its continuing operations.

During the six and three months ended June 30, 2016, the Company recorded income tax from its discontinued operations of approximately $63,000 and $(45,000), respectively.

Nova Lifestyle and Diamond Bar are subject to U.S. federal and state income taxes. Nova Furniture Limited and Bright Swallow were incorporated in the BVI. Nova Macao was incorporated in Macao. Nova Furniture Ltd was incorporated in Samoa, Virgin Islands. There is no income tax for companies domiciled in the BVI or Macao. Accordingly, the Company’s consolidated financial statements do not present any income tax provision related to the BVI and Macao tax jurisdiction where Nova Furniture BVI, BSI and Nova Macao are domiciled. Nova Macao is an income tax-exempt entity incorporated and domiciled in Macao.

As of June 30, 2017, unrecognized tax benefits were approximately $1.7 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $1.7 million as of June 30, 2017. As of June 30, 2016, unrecognized tax benefits were approximately $4.8 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $4.8 million as of June 30, 2016.

A reconciliation of the January 1, 2017, through June 30, 2017, amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

Gross UTB
Beginning Balance – January 1, 2017	$1,642,381
Increase in unrecorded tax benefits related to the Company’s continuing operations	67,833
Exchange rate adjustment	26,980
Ending Balance – June 30, 2017	$1,737,194

As of June 30, 2017, the Company had cumulatively accrued approximately $561,000 for estimated interest and penalties related to unrecognized tax benefits. At December 31, 2016, the Company had cumulatively accrued approximately $494,000 for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense, which totaled approximately $67,000 and $232,000 for the six months ended June 30, 2017 and 2016, respectively, of which $67,000 and $67,000 were related to the Company’s continuing operations; and totaled approximately $33,000 and $118,000 for the three months ended June 30, 2017 and 2016, respectively, of which $34,000 and $34,000 were related to the Company’s continuing operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

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

The Company’s sales policy allows for the return of product within the warranty period if the product is defective and the defects are the Company’s fault.  As alternatives for the product return option, the customers have options of asking a discount from the Company for the products with quality issues or receiving replacement parts from the Company at no cost. The amount for return of products, the discount provided to the Company’s customers and the cost for replacement parts were immaterial for six and three months ended June 30, 2017 and 2016.

Franchise Arrangements

In 2010, the Company’s former subsidiaries in China began entering into area product franchise agreements with franchisees who operated specialty furniture stores carrying only Nova-branded products. The product franchise agreement provided for the franchisee to retail Nova-brand furniture products for a period of one year from the date of the agreement. The franchisee was required to pay a deposit of RMB 30,000 at the signing of the agreement, which is used as payment for future purchases and is deferred on the Company’s balance sheet as a customer deposit. The franchisee was required to guarantee a minimum purchase amount from the Company during the contract period. The Company had the right to terminate the agreement should the franchisee fail to meet the minimum purchase amount. The Company previously provided the franchisee with store images and designs, signage, floor plan product information and training. In addition, the Company would rebate a per square meter subsidy to the franchisee for the store build-out within 12 months from the agreement date.  Under the program, the Company established standard renovation amounts (the “Renovation Subsidy”) for various cities in China.  The franchisee was able to obtain, in the form of credits against purchase orders, percentages of the Renovation Subsidy applicable in the city in which the franchisee is located, as follows: 0% to 30% of the Renovation Subsidy applied to the first purchase order and 5% of each purchase order thereafter until the aggregate of all credits equals 100% of the Renovation Subsidy, or 12 months from the date of the franchise agreement, whichever occurs first. In accordance with ASC 605-50, as the Company does not receive an identifiable benefit from these rebates, the rebates are recorded as a reduction of revenue on sales to the franchisees.  All of the franchise agreements relating to the Company’s operations were divested in connection with its discontinued operations (see Note 3 – Discontinued Operations).

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead that are directly attributable to the production of the products. Write-down of inventory to the lower of cost or net realizable value is also recorded in the cost of sales.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the six months ended June 30, 2017 and 2016, shipping and handling costs from continuing operations were $953 and $1,720, respectively; and $648 and $1,178 for the three months ended June 30, 2017 and 2016, respectively.  During the six and three months ended June 30, 2016, shipping and handling costs from discontinued operations were $235,815 and $119,187, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company's image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense from continuing operations was $660,796 and $1,315,106 for the six months ended June 30, 2017 and 2016, respectively; and $123,217 and $179,192 for the three months ended June 30, 2017 and 2016, respectively. Advertising expense from discontinued operations was $1,093 and $690 for the six and three months ended June 30, 2016, respectively.

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

The following table presents a reconciliation of basic and diluted (loss) earnings per share for the six and three months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016

(Loss) Income from continuing operations	$(651,924)	$144,336	$557,466	$(422,036)
Loss from discontinued operations	-	(732,979)	-	(263,736)
Net (loss) income	(651,924)	(588,643)	557,466	(685,772)

Weighted average shares outstanding – basic	27,429,885	24,622,887	27,513,733	24,911,803
Dilutive unvested restricted stock	-	-	3,169	-
Weighted average shares outstanding – diluted	27,429,885	24,622,887	27,516,902	24,911,803

(Loss) income from continuing operations per share
– basic	$(0.02)	$0.01	$0.02	$(0.02)
– diluted	$(0.02)	$0.01	$0.02	$(0.02)

Loss from discontinued operations per share
– basic	$-	$(0.03)	$-	$(0.01)
– diluted	$-	$(0.03)	$-	$(0.01)

Net (loss) income per share
– basic	$(0.02)	$(0.02)	$0.02	$(0.03)
– diluted	$(0.02)	$(0.02)	$0.02	$(0.03)

* Including 698,271 and 404,367 shares that were granted and vested but not yet issued for the six months ended June 30, 2017 and 2016, respectively.

For the six and three months ended June 30, 2017 and 2016, 858,334 and 2,050,001 shares purchasable under warrants were excluded from EPS, respectively, as their effects were anti-dilutive. For the six month periods ended June 30, 2017 and 2016, and the three month period ended June 30, 2016, the unvested restricted stock were anti-dilutive.

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

A customer accounted for 18% and 13% of the Company’s sales for the six months ended June 30, 2017 and 2016, respectively. A customer accounted for 22% and 12% of the Company’s sales for the three months ended June 30, 2017 and 2016, respectively. Accounts receivable from this customer were $7,347,112 and $5,216,213 as of June 30, 2017 and December 31, 2016, respectively.

The Company purchased its products from four major vendors both during the six and three months ended June 30, 2017, accounting for a total of 92% (36%, 25%, 18% and 13% for each) and 90% (37%, 23%, 17%, and 13% for each) of the Company’s purchases, respectively. Advances made and accounts payable to these vendors were $23,024,991 and $0 as of June 30, 2017, respectively. Advances made and accounts payable to these vendors were $13,463,715 and $446,428 as of December 31, 2016, respectively.

The Company purchased its products from four major vendors both during the six and three months ended June 30, 2016, accounting for a total of 60% (22%, 16%, 12% and 10% for each) and 85% (25%, 20%, 20%, and 20% for each) of the Company’s purchases, respectively.

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

The RMB to USD exchange rates in effect as of December 31, 2016, was RMB6.4612 = USD$1.00. The weighted-average RMB to USD exchange rates in effect for the six months ended June 30, 2016 was RMB6.5303= USD$1.00. The exchange rates used in translation from RMB to USD were published by the People’s Bank of the People’s Republic of China.

Comprehensive Income

The Company follows FASB ASC 220 “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the consolidated statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six and three months ended June 30, 2016 included net income and foreign currency translation adjustments.

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

As a result, the operations of Nova Dongguan, Nova Museum and Ding Nuo are now accounted for as discontinued operations in the accompanying consolidated financial statements for all periods presented. The following table presents the components of discontinued operations reported in the consolidated statements of operations:

	Six Months ended June 30,		Three Months Ended June 30
	2017	2016	2017	2016
Sales from external customers	$-	$8,842,212	$-	$4,227,132
Intrasegment sales	-	397,399	-	279,434
Cost of goods sold	-	(7,656,817)	-	(3,579,408)
Operating expenses	-	(1,772,160)	-	(946,073)
Loss before income taxes	-	(669,942)	-	(308,891)
Income tax (expense) benefit	-	(63,037)	-	45,155
Loss from discontinued operations	$-	$(732,979)	$-	$(263,736)

Note 4 - Inventories

The inventories as of June 30, 2017 and December 31, 2016 totaled $2,013,003 and $2,781,123, respectively, and were all finished goods.

Note 5 - Plant, Property and Equipment, Net

As of June 30, 2017 and December 31, 2016, plant, property and equipment consisted of the following:

	June 30, 2017	December 31, 2016

Computer and office equipment	$276,867	$274,735
Decoration and renovation	110,015	110,015
Less: accumulated depreciation	(233,617)	(213,474)
	$153,265	$171,276

Depreciation expense from continuing operations was $20,143 and $22,089 for the six months ended June 30, 2017 and 2016, respectively; and $10,027 and $10,405 for the three months ended June 30, 2017 and 2016, respectively.  Depreciation expense from discontinued operations was $679,803 and $338,845 for the six and three months ended June 30, 2016, respectively.

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

Intangible assets consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

eCommerce platform	$1,208,200	$1,208,200
Customer relationship	6,150,559	6,150,559
Trademarks	200,000	200,000
Less: accumulated amortization	(2,614,143)	(1,872,136)
	$4,944,616	$5,686,623

Amortization of intangible assets from continuing operations was $742,007 and $288,762 for the six months ended June 30, 2017 and 2016, respectively; and $371,004 and $144,381 for the three months ended June 30, 2017 and 2016, respectively. Amortization of intangible assets from discontinued operations was $18,860 and $9,505 for the six and three months ended June 30, 2016, respectively.

Estimated amortization expense relating to the existing intangible assets with finite lives for each of the next five years is as follows:

12 months ending June 30,
2018	$945,360
2019	406,704
2020	406,704
2021	406,704
2022	406,704

Note 7 - Receivables from an Unrelated Party, Prepaid Expenses and Other Receivables

(a)
On September 22, 2016, in order to promote the Company’s image and extend its customer reach, the Company entered into a memorandum of understating with an unrelated party (“MOU”) whereby the Company agreed to pay a total fee of $16,000,000 for a period of twelve months, commencing on December 31, 2016, to finance the establishment and promotion of the unrelated party’s Academic E-commerce platform and integrated training center in Hong Kong (the “Platform”). As of June 30, 2017 and December 31, 2016, the Company prepaid $0 and $7,000,000 to the unrelated party, respectively.

However, having considered the recent market situation and the status of the establishment and promotion of the Platform, the Company does not wish to continue to finance the promotion of the Platform. On March 20, 2017, the Company and the unrelated party terminated the MOU and released both parties from all the obligations and liabilities under the MOU. The Company agreed to bear the costs of $800,000 incurred by the unrelated party on the Platform, which were charged as expenses in the first quarter of fiscal 2017. The Company collected a total of approximately $13 million, which was prepaid previously, as of June 30, 2017, and no more balance was owed by the unrelated party.

(b)          Prepaid Expenses and Other Receivables consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Prepaid expenses	$670,859	$573,005
Other receivables	40,070	69,886
Total	$710,929	$642,891

On March 23, 2017, the Company made a short-term advance of $2,000,000 to an unrelated party. The advance is unsecured and bears interest of 5% per annum. The unrelated party agreed to pay the whole amount of $2,000,000 back to the Company by May 31, 2017. During the three months ended June 30, 2017, the Company collected full payment and interest of $26,575 from the unrelated party.

Note 8 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Other payables	$54,410	$47,790
Salary payable	42,342	30,207
Financed insurance premiums	200,294	66,314
Accrued rents	100,383	102,269
Accrued commission	493,048	494,108
Accrued expenses, others	76,564	40,272

Total	$967,041	$780,960

As of June 30, 2017 and December 31, 2016, other accrued expenses mainly included legal and professional fees, transportation expenses and utilities.  Other payables represented other tax payable and meal expenses.

Note 9 - Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.25% and maturity on June 1, 2015. On June 8, 2015, the bank extended and modified the terms of the loan agreement to extend the line of credit up to a maximum of $6,000,000 until July 31, 2015 and $5,000,000 thereafter with an annual interest rate of 4.25% and maturity on September 1, 2015 (the term of which the bank allowed to extend until the renewal described in the following sentence while the bank conducted its own audit associated therewith). On September 28, 2015, Diamond Bar extended the line of credit up to a maximum of $6,000,000 with annual interest of 3.75% (4% from December 17, 2015) and maturity on June 1, 2017. On January 20, 2016, Diamond Bar increased the line of credit up to a maximum of $8,000,000 with annual interest of 4%.  On June 22, 2017, Diamond Bar extended the line of credit to maturity on September 1, 2017. The annual interest was 4.25% as of June 30, 2017. The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of June 30, 2017 and December 31, 2016, Diamond Bar had $4,307,073 and $6,129,841 outstanding on the line of credit, respectively.  During the six months ended June 30, 2017 and 2016, the Company recorded interest expense of $104,925 and $106,254, respectively; and $64,347 and $53,548 for the three months ended June 30, 2017 and 2016, respectively.  As of June 30, 2017, Diamond Bar had $3,692,927 available for borrowing without violating any covenants.

The Diamond Bar loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $10 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iii) the pre-tax income must be not less than 1.000% of total revenue quarterly; and (iv) maintain a current ratio in excess of 1.250 to 1.000. As of June 30, 2017, Diamond Bar was in compliance with the stated covenants.

On January 22, 2015, Nova Macao renewed a line of credit, with an annual interest rate of 4.25% and principal of up to $6,500,000, with a commercial bank in Hong Kong to extend the maturity date to January 29, 2016. On February 16, 2016, Nova Macao extended the maturity date of line of credit to January 31, 2017, with an annual interest rate of 4% and principal of up to $6,500,000. The loan requires monthly payment of interest and that the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance and is guaranteed by Nova LifeStyle and Diamond Bar. The Company did not extend the line of credit and paid it off in February 2017. As of June 30, 2017 and December 31, 2016, Nova Macao had $0 and $1,848,000 outstanding on the line of credit, respectively. During the six months ended June 30, 2017 and 2016, Nova Macao paid interest of $13,828 and $38,414, respectively; and $0 and $18,686 for the three months ended June 30, 2017 and 2016, respectively.

Note 10 - Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president who is currently also our Chief Executive Officer and Chairman of the Board. The lease is to be renewed and has been renewed each year since 2011. On March 16, 2017, the Company renewed the lease for an additional one year term. The lease was $32,916 for one year and only for use during two furniture exhibitions to be held between April 1, 2017 and March 31, 2018. During the six and three months ended June 30, 2017, the Company paid rental amounts of $16,458 and $0 that are included in selling expenses from continuing operations.

During the six and three months ended June 30, 2016, the Company paid rental amounts of $16,458 that are included in selling expenses from continuing operations.

Note 11 - Stockholders’ Equity

Warrants

Following is a summary of the warrant activity for the six months ended June 30, 2017:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2017	858,334	2.71	3.92
Exercisable at January 1, 2017	858,334	2.71	3.92
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at June 30, 2017	858,334	2.71	3.42
Exercisable at June 30, 2017	858,334	2.71	3.42

Shares and Warrants issued to Consultants

On December 1, 2014, the Company entered into a consulting agreement with a consulting firm for management consulting services effective on December 1, 2014. The Company agreed to issue 60,000 shares of the Company’s common stock to the firm for three years of consulting services. The shares will be issued according to the following vesting schedule set forth as follows: The initial 10,000 shares were required to be issued within 30 days upon signing of the agreement; for the remaining 50,000 shares, the Company issued to the consultant 10,000 shares of common stock on or before each of June 1, 2015, December 1, 2015, June 1, 2016, December 1, 2016 and June 1, 2017. The Company or the consultant may terminate the agreement at any time by 90 days’ written notice to the other party. The fair value of the 60,000 shares was $224,400, which was calculated based on the stock price of $3.74 per share on December 1, 2014 and will be amortized over the service term. During each of the six-month and three-month periods ended June 30, 2017 and 2016, the Company amortized $37,400 and $18,700 as consulting expenses, respectively.

On March 1, 2015, the Company entered into a marketing agreement with a consultant for marketing and product promotion services effective on March 1, 2015. The Company agreed to grant the consultant $100,000 worth of shares of the Company’s common stock for 12 months of consulting services starting on March 1, 2015. The shares vested immediately on March 1, 2015. The share price was calculated as the average closing price per share for ten trading days immediately prior to the execution of the agreement and was amortized over the service term. On March 9, 2015, the Company issued 38,745 shares at an average price of $2.581 per share to the consultant. During the six months ended June 30, 2017 and 2016, the Company amortized $0 and $16,667 as consulting expenses, respectively; and $0 for each of the three month periods ended June 30, 2017 and 2016.

On September 14, 2015, the Company entered into a business marketing advisory agreement with a consultant for marketing and general consulting services effective on August 15, 2015. The Company agreed to pay the consultant a monthly fee of $5,000 and also granted 18,348 shares of the Company’s common stock to the consultant for 12 months of services starting on August 15, 2015. Twenty-five percent (25%) of those shares vested on November 15, 2015, 25% on February 15, 2016, 25% on May 15, 2016 and the remaining 25% vested on August 15, 2016. The fair value of the 18,348 shares was $45,870, which was calculated based on the stock price of $2.50 per share on August 15, 2015 and will be amortized over the service term. During the six months ended June 30, 2017 and 2016, the Company amortized $0 and $22,935 as consulting expenses, respectively; and $0 and $11,468 for the three months ended June 30, 2017 and 2016, respectively.

On February 1, 2016, the Company entered into a marketing agreement with a consultant for marketing development strategies and consulting services for 15 months. The Company agreed to grant the consultant 10,000 unregistered restricted shares of the Company’s common stock per month, for a total commitment of 150,000 shares of common stock. The fair value of the 150,000 shares was $204,000, which was calculated based on the stock price of $1.36 per share on February 1, 2016, the date the agreement was executed, and will be amortized over the service term. During the six months ended June 30, 2017 and 2016, the Company amortized $54,400 and $68,000 as consulting expenses, respectively; and $13,600 and $40,800 for the three months ended June 30, 2017 and 2016 as consulting expenses, respectively.

On February 1, 2016, the Company entered into an agreement with a consultant for E-Commerce consulting service with a term of 24 months. The Company agreed to grant the consultant 10,000 shares of the Company’s common stock per month, for a total commitment of 240,000 shares. Twelve and half percent (12.5%) of those shares vested or will vest on April 30, 2016, 12.5% on July 30, 2016, 12.5% on October 31, 2016, 12.5% on January 31, 2017, 12.5% on April 30, 2017, 12.5% on July 30, 2017, 12.5% on October 31, 2017, and the remaining 12.5% on January 31, 2018. The fair value of the 240,000 shares was $326,400, which was calculated based on the stock price of $1.36 per share on February 1, 2016, the date the agreement was executed, and will be amortized over the service term. During the six months ended June 30, 2017 and 2016, the Company amortized $81,600 and $68,000 as consulting expenses, respectively; and $40,800 for the three months ended June 30, 2017 and 2016.

On February 1, 2016, the Company entered into a consulting agreement with a consultant for planning, coordinating and strategy implementation services for a term of 6 months. The Company agreed to grant the consultant $10,000 worth of shares of the Company’s common stock per month. During each of the six month periods ended June 30, 2017 and 2016, 83,386 shares vested, based on the stock prices as of the end of each month commencing February 2016 and concluding September 2016. During the six months ended June 30, 2017 and 2016, the Company amortized $0 and $50,000 as consulting expense, respectively; and $0 and $30,000 for the three month ended June 30, 2017 and 2016, respectively.

On November 15, 2016, the Company entered into a consulting and strategy service agreement with a consultant for marketing and general consulting services effective on November 14, 2016. The Company agreed to grant 100,000 shares of the Company’s common stock to the consultant for 12 months of services starting on November 14, 2016. The shares would be issued pursuant to Nova LifeStyle, Inc. 2014 Omnibus Long-Term Incentive Plan (the “Plan”) approved by the Board of Directors (“Board”) of the Company on May 13, 2014 and ratified at the annual shareholder meeting on June 30, 2014. The Plan was registered under Form S-8 on July 30, 2014. Twenty-five percent (25%) of those shares vested on December 15, 2016, 25% on February 15, 2017, 25% on May 15, 2017, and the remaining 25% will vest on August 15, 2017. The fair value of the 100,000 shares was $294,000, which was calculated based on the stock price of $2.94 per share on November 15, 2016 and will be amortized over the service term. During the six and three months ended June 30, 2017, the Company amortized $145,792 and $73,299 as consulting expenses, respectively.

On November 15, 2016, the Company entered into a consulting agreement with a consultant for business development and financial advisory service for a term of 12 months. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock. The shares would be issued pursuant to Nova LifeStyle, Inc. 2014 Omnibus Long-Term Incentive Plan (the “Plan”) approved by the Board of Directors (“Board”) of the Company on May 13, 2014 and ratified at the annual shareholder meeting on June 30, 2014. The Plan was registered under Form S-8 on July 30, 2014. The fair value of the 100,000 shares was $294,000, which was calculated based on the stock price of $2.94 per share on November 15, 2016 and will amortized over the service term. During the six and three months ended June 30, 2017, the Company amortized $147,000 and $73,500 as consulting expense, respectively.

On November 15, 2016, the Company entered into a consulting agreement with a consultant for business advisory service for a term of 12 months. The Company agreed to compensate the consultant a one-time amount of $20,000 worth of shares of the Company’s common stock based on the price per share on November 15, 2016. The Company also granted the consultant $15,000 worth of shares of the Company’s common stock per month starting from December 1, 2016 for 12 months. The shares would be issued pursuant to Nova LifeStyle, Inc. 2014 Omnibus Long-Term Incentive Plan (the “Plan”) approved by the Board of Directors (“Board”) of the Company on May 13, 2014 and ratified at the annual shareholder meeting on June 30, 2014. The Plan was registered under Form S-8 on July 30, 2014. During the six and three months ended June 30, 2017, the Company amortized $100,000 and $50,000 as consulting expense, respectively.

On June 30, 2017, the Company entered into a consulting agreement with a consultant for business advisory service for a term of 12 months. The Company agreed to compensate the consultant a one-time amount of $10,000 worth of shares of the Company’s common stock based on the price per share on June 30, 2017. The Company also granted the consultant $10,000 worth of shares of the Company’s common stock per month starting from July 1, 2017 for a period of 12 months. The shares would be issued pursuant to Nova LifeStyle, Inc. 2014 Omnibus Long-Term Incentive Plan (the “Plan”) approved by the Board of Directors (“Board”) of the Company on May 13, 2014 and ratified at the annual shareholder meeting on June 30, 2014. The Plan was registered under Form S-8 on July 30, 2014.

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

Shares Issued to Independent Directors

In March 2015, the Company entered into restricted stock award agreements under the 2014 Omnibus Long-Term Incentive Plan with three independent directors of the Board. The Company agreed to grant 12,195 shares of the Company’s common stock to each of these independent directors with a grant date of March 24, 2015. The restricted period lapses as to 25% of the restricted stock on September 30, 2015, December 31, 2015, March 31, 2016 and September 30, 2016, subject to the director remaining in the continuous service of the Company or its affiliates on each applicable vesting date. The fair value of these shares was $119,999, which was calculated based on the stock price of $3.28 per share on March 24, 2015. During the six and three months ended June 30, 2016, the Company amortized $0 and $26,959 as directors’ stock compensation expenses, respectively.

In May 2015, the Company entered into a restricted stock award agreement under the 2014 Omnibus Long-Term Incentive Plan with a new independent director. The Company agreed to grant 12,195 shares of the Company’s common stock to the new independent director with a grant date of May 19, 2015. The restricted period lapsed as to 25% of the restricted stock on September 30, 2015, December 31, 2015, March 31, 2016 and September 30, 2016, subject to the director remaining in the continuous service of the Company or its affiliates on each applicable vesting date. The fair value of these shares was $38,292, which was calculated based on the stock price of $3.14 per share on May 19, 2015. During the six and three months ended June 30, 2016, the Company amortized $0 and $4,826 as directors’ stock compensation expenses, respectively.

On August 9, 2016, the Board approved a restricted stock award agreement under the 2014 Omnibus Long-Term Incentive Plan with four independent directors. The Company agreed to grant $40,000 worth of stocks to each of its four independent directors. The restricted period lapses as to 25% of the restricted stock granted vested on September 30, 2016 based on the closing price of common stock on Nasdaq as of August 9, 2016, 25% of the restricted stock granted vested on December 31, 2016 based on the closing price of common stock on Nasdaq as of September 30, 2016, 25% of the restricted stock granted vested on March 31, 2017 based on the closing price of common stock on Nasdaq as of December 31, 2016, and 25% of the restricted stock granted vested on June 30, 2017 based on the closing price of common stock on Nasdaq as of March 31, 2017. During the six and three months ended June 30, 2017, the Company amortized $79,342 and $39,890 as directors’ stock compensation expenses, respectively.

On April 10, 2017, the Company entered into restricted stock award agreements under 2014 Omnibus Long-Term Incentive Plan with a new independent director of the Board. The Company agreed to grant $20,000 worth of stock to the independent director with a grant date on April 10, 2017. The restricted period lapses as of 50% of the restricted stock granted vested on April 10, 2017 based on the closing price of common stock on Nasdaq as of April 10, 2017, and 50% of the restricted stock granted vested on June 30, 2017 based on the closing price of common stock on Nasdaq as of June 30, 2017. During the six and three months ended June 30, 2017, the Company amortized $8,658 as directors’ stock compensation expenses.

Shares Issued to Employees and Service Providers

On May 18, 2016, the Company entered into agreements with three designers for product design services for a term of 24 months. The Company agreed to grant each designer 240,000 shares of the Company’s common stock. Twenty five percent (25%) of those shares vested or will vest on May 31, 2016, 25% on December 18, 2016, 25% on June 18, 2017 and the remaining 25% on December 18, 2017. The fair value of these shares was $388,800, which was calculated based on the stock price of $0.54 per share on May 18, 2016, the date the agreement was executed, and will be amortized over the service term. During the six months ended June 30, 2017 and 2016, the Company amortized $96,401 and $23,495 as stock compensation expenses, respectively; and $48,467 and $23,435 for the three months ended June 30, 2017 and 2016, respectively.

On November 14, 2016, the Company entered into an employment agreement with an executive for one year. The Company agreed to grant an award of 30,000 restricted Stock Units to the executive pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $92,100, which was calculated based on the stock price of $3.07 per share on November 11, 2016, the date the awards were determined by the Compensation Committee of the Board. Twenty-five percent (25%) of those shares vested on December 30, 2016, 25% on March 31, 2017, 25% on June 30, 2017 and the remaining 25% vest on September 30, 2017. During the six and three months ended June 30, 2017, the Company amortized $45,672 and $22,962 as stock compensation, respectively.

On November 15, 2016, the Company entered into an agreement with a designer for furniture design services effective on November 15, 2016 for 1 year. The Company agreed to grant the designer 100,000 shares of the Company’s common stock. The fair value of the 100,000 shares was $294,000, which was calculated based on the stock price of $2.94 per share on November 15, 2016 and will be amortized over the service term. Twenty-five percent (25%) of those shares vested on February 15, 2017, 25% on May 15, 2017, 25% will vest on August 15, 2017 and the remaining 25% will vest on November 15, 2017. During the six and three months ended June 30, 2017, the Company amortized $147,000 and $73,500 as stock compensation, respectively.

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

At June 30, 2017 and December 31, 2016, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital.

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

Note 13 - Geographical Sales

Geographical distribution of sales consisted of the following for the six and three months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Three Months Ended June 30,
Geographical Areas	2017	2016	2017	2016
North America	$25,257,436	$30,010,042	$12,727,804	$12,786,666
Europe	3,456,045	7,806,839	1,193,180	3,907,954
Australia	6,697,694	2,089,435	4,248,240	1,315,280
Asia*	1,691,625	1,848,100	876,554	1,395,321
Hong Kong	461,943	296,695	461,943	277,012
Other countries	26,046	158,943	26,046	58,814
	$37,590,789	$42,210,054	$19,533,767	$19,741,047

* excluding Hong Kong

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

On January 7, 2014, the Company entered into a sublease agreement with Diamond Bar for warehouse space with a five-year term commencing on November 1, 2013 and expiring on October 31, 2018. The Company subleased a portion of its warehouse space to one of its customers with a one-year term commencing on December 1, 2013 and expiring on November 30, 2014. The Company has successively renewed the lease agreement for one-year terms, with the current renewal expiring on October 31, 2017.  The sublease income was recorded against the rental expense. During the six months ended June 30, 2017 and 2016, the Company recorded $33,900 and $40,154 sublease income, respectively; and $17,450 and $20,077 for the three months ended June 30, 2017 and 2016, respectively.

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

Total rental expense from continuing operations for the six months ended June 30, 2017 and 2016 was $372,754 and $365,852, respectively; and $194,585 and $207,754 for the three months ended June 30, 2017 and 2016. The rental expense is recorded on a straight-line basis over the term of the lease.

The total minimum future lease payments are as follows:

12 Months Ending June 30,	Amount
2018	$569,491
2019	189,085
2020	-
2021	-
2022	-
Thereafter	-
Total	$758,576

Employment Agreements

On May 3, 2013, the Company entered into an amended and restated employment agreement with Thanh H. Lam to serve as the Company’s president for a five-year term. The agreement provides for an annual salary of $80,000, a grant of 200,000 shares of the Company’s common stock and an annual bonus at the sole discretion of the Board. The 200,000 shares to be issued to Ms. Lam are subject to the terms of a stock award agreement. The first 50,000 shares of common stock were vested immediately, and the remaining shares vest at 50,000 shares per year for three years on each anniversary of the effective date of the stock award agreement. The fair value of the shares was based on the stock price of $3.82 per share on May 3, 2013. During the six months ended June 30, 2017 and 2016, the Company recorded $0 and $64,626, as stock-based compensation to Ms. Lam, respectively. During the three months ended June 30, 2017 and 2016, the Company recorded $0 and $16,876, as stock compensation to Ms. Lam, respectively. On July 24, 2017, the Company and Ms. Lam executed an amendment to her employment to increase her annual salary to $100,000.

On March 21, 2016, the Company granted Restricted Stock Units to Ya Ming (Jeffrey) Wong (the Company’s former CEO), Yuen Ching (Sammy) Ho, the Company’s CFO, and Thanh H. Lam, the Company’s President. Each of them will receive a grant of 100,000 Restricted Stock Units (“RSU”). The fair value of the 300,000 shares of RSU was $360,000, which was calculated based on the stock price of $1.20 per share on March 21, 2016. The RSU grants have fully vested. During the six months ended June 30, 2017 and 2016, the Company recorded $0 and $180,000, as stock-based compensation to the officers, respectively. During the three months ended June 30, 2017 and 2016, the Company recorded $0 and $90,000, as stock-based compensation to the officers, respectively.

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

Note 15 - Subsequent Events

The Company has evaluated all events that have occurred subsequent to June 30, 2017 through the issuance of the consolidated financial statements and the following subsequent event has been identified as requiring disclosure in this section.

On July 24, 2017, the Company and Thanh H. Lam entered into an amendment (the “Amendment”) to her amended and restated employment agreement, pursuant to which she serves as the Company’s Chief Executive Officer and President.  The Amendment increased the annual salary of Ms. Lam from $80,000 to $100,000.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”). All references to the first quarter and first six months of 2017 and 2016 mean the three and six month periods ended June 30, 2017 and 2016.  In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2016 Form 10-K.

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

On October 24, 2013, Nova Dongguan incorporated Ding Nuo under the laws of the PRC and contributed capital of RMB 1 million ($162,994). Nova Dongguan made an additional capital contribution of RMB 0.1 million ($16,305) on November 27, 2013 through one of Nova Dongguan’s officers, Mr. Gu Xing Chang, who acted as the nominee shareholder of Ding Nuo.  As discussed below, the sale of three of the Company’s former subsidiaries, Nova Dongguan, Nova Dongguan Chinese Style Furniture Museum, and Ding Nuo, was consummated on October 25, 2016.

Our experience developing and marketing products for international markets has enabled us to develop the scale, logistics, marketing, manufacturing efficiencies and design expertise that serve as the foundation for us to expand aggressively into the highly attractive U.S., Canadian, European, Australian, Asian and Middle Eastern markets.

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

In previous reports filed with SEC, the Company erroneously reported that Nova Samoa, another wholly-owned subsidiary entered into the Agreement and the Trademark Assignment Agreement with Kuka Design BVI and sold all of the issued and outstanding shares of Nova Furniture to Kuka Design BVI and assigned the right to, and title in, the NOVA trademark in China to Kuka Design BVI.

Principal Factors Affecting Our Financial Performance

Significant factors that we believe could affect our operating results are the (i) prices of our products to our international retailer and wholesaler customers and their markups to end consumers; (ii) consumer acceptance of our new brands and product collections; and (iii) general economic conditions in the U.S., Canadian, European and other international markets. We believe most of our customers are willing to pay higher prices for our high quality and stylish products, timely delivery and strong production capacity, which we expect will allow us to maintain high gross profit margins for our products. We have diversified our products by acquiring the Diamond Sofa brand in the U.S. market and developing higher-margin products for the U.S. and international markets, and acquiring Bright Swallow for the Canadian market. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites also should allow us to maintain our high gross profit margins. The markets in North America, and particularly in Europe, remain challenging because such markets are experiencing a slower than anticipated recovery since the international financial crisis that began in 2008. However, we believe that discretionary purchases of furniture by middle to upper middle-income consumers, our target global consumer market, will increase along with expected growth in the worldwide furniture trade and the recovery of housing markets. Furthermore, we believe that our expansion of direct sales in the U.S. will have a positive impact on our net sales and net income, while helping to diversify our customer base and end consumer markets.

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

Results of Operations

Comparison of three months Ended June 30, 2017 and 2016

The following table sets forth the results of our operations for the three months ended June 30, 2017 and 2016. Certain columns may not add due to rounding.

	Three Months Ended June 30,
	2017		2016
	$	% of Sales	$	% of Sales
Net sales	19,533,767		19,741,047
Cost of sales	(16,061,903)	(82%)	(17,291,739)	(88%)
Gross profit	3,471,864	18%	2,449,308	12%
Operating expenses	(3,169,467)	(16%)	(2,642,228)	(13%)
Income (loss) from operations	302,397	2%	(192,920)	(1%)
Other expenses, net	(62,915)	-%	(87,439)	(-%)
Income tax (benefit) expense	(317,984)	(1%)	141,677	1%
(Loss) Income from continuing operations	557,466	3%	(422,036)	(2%)
Loss from discontinued operations	-	-	(263,736)	(1%)
Net income (loss)	557,466	3%	(685,772)	(3%)

Net Sales

Net sales for the three months ended June 30, 2017, were $19.53 million, a decrease of 1% from $19.74 million in the same period of 2016. This decrease in net sales resulted primarily from a 33% decrease in sales volume, which was partially offset by a 49% increase in average selling price. Our largest selling product categories in the three months ended June 30, 2017 were sofas, beds and coffee tables, which accounted for approximately 74%, 15% and 4% of sales, respectively. Our largest selling product categories in the three months ended June 30, 2016 were sofas, dining tables and beds which accounted for approximately 62%, 9% and 8% of sales, respectively.

The $0.21 million decrease in net sales in the three months ended June 30, 2017, compared to the same period of 2016, was mainly due to decreased sales to Europe and Asia.  Europe sales decreased by 69% to $1.19 million in the three months ended June 30, 2017, compared to $3.91 million in the same period of 2016, primarily as a result of the sluggish European economy. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves and following aggressive changes to our product mix and our sales and marketing strategies with the aim of diversifying sales. We sold high quality products while offering discounts during our promotion period, which lasted throughout the second and third quarter of 2016. We have continued to increase marketing efforts in the U.S. markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Asia, excluding Hong Kong, were $0.88 million in the three months ended June 30, 2017, a decrease of 37% from $1.40 million in the same period of 2016, primarily due to the decreases of sales orders from customers in the region. Sales to Australia increased 223% to $4.25 million in the three months ended June 30, 2017, compared to $1.32 million in the same period of 2016, primarily due to the increases of sales orders from the satisfied customers who purchased more variety of our products.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers. Total cost of sales decreased by 7% to $16.06 million in the three months ended June 30, 2017, compared to $17.29 million in the same period of 2016, due primarily to a decrease in net sales. Cost of sales as a percentage of sales decreased to 82% in the three months ended June 30, 2017, compared to 88% in the same period of 2016. The decrease in cost of sales as a percentage of sales resulted primarily from the decreased cost of products purchased from third-party manufacturers.

Gross Profit

Gross profit increased by 42% to $3.47 million in the three months ended June 30, 2017, compared to $2.45 million in the same period of 2016. Our gross profit margin increased to 18% in the three months ended June 30, 2017, compared to 12% in the same period of 2016. The increase in gross profit margin resulted primarily from decreased cost of sales as a percentage of net sales, which was mainly due to a decreased cost of products purchased from third parties.

Operating Expenses

Operating expenses consist of selling and general and administrative expenses and research and development expenses. Operating expenses were $3.17 million in the three months ended June 30, 2017, compared to $2.64 million in the same period of 2016. Selling expenses decreased by 2% to $0.71 million in the three months ended June 30, 2017, from $0.72 million in the same period of 2016, due primarily to decreased sales and marketing expense. General and administrative expense increased by 28% to $2.46 million in the three months ended June 30, 2017, from $1.92 million in the same period of 2016, primarily due to increases in bad debt expense of approximately $171,000, research and development of approximately $277,000 and amortization expense of approximately $226,000 on our intangible assets (see note 6 to our condensed consolidated financial statements), notwithstanding a decrease in stock-based compensation of approximately $180,000 to our officers, directors and consultants.

Other Expenses, Net

Other expenses, net was $62,915 in the three months ended June 30, 2017, compared with $87,439 in the same period of 2016, representing a decrease in other expense of $0.02 million. The decrease in other expense was due primarily to the decreased interest expense on our lines of credit to $64,347 in the three months ended June 30, 2017 from $72,234 in the same period of 2016, offset by an interest income of $26,575 on a short-term advance to an unrelated party.

Income Tax Benefit (Expense)

Income tax benefit was $317,984 in the three months ended June 30, 2017, compared with $141,677 of income tax expense in the same period of 2016.  The income tax benefit was mainly due to the deferred tax on our NOL carryforwards in the U.S., partially offset by accruing interest on prior year ASC 740-10 (FIN 48) reserves.

Loss from Discontinued Operations

The subsidiaries that were sold on October 25, 2016, Nova Dongguan, Nova Museum, and Ding Nuo, are reported as discontinued operations in our condensed consolidated financial statements. Loss from discontinued operations, net of tax, was approximately $0.26 million for the three months ended June 30, 2016.

Net (Loss) Income

As a result of the foregoing, our net income was $0.56 million in the three months ended June 30, 2017, compared with $0.69 million of net loss in the same period of 2016. Our net profit margin from continuing operations was 2.85% in the three months ended June 30, 2017, as compared with 2.14% of net loss margin in the same period of 2016.

Comparison of Six Months Ended June 30, 2017 and 2016

The following table sets forth the results of our operations for the six months ended June 30, 2017 and 2016. Certain columns may not add due to rounding.

	Six Months Ended June 30,
	2017		2016
	$	% of Sales	$	% of Sales
Net sales	37,590,789		42,210,054
Cost of sales	(31,417,150)	(84%)	(36,155,603)	(86%)
Gross profit	6,173,639	16%	6,054,451	14%
Operating expenses	(7,170,145)	(19%)	(5,572,439)	(13%)
(Loss) Income from operations	(996,506)	(3%)	482,012	1%
Other expenses, net	(143,421)	-%	(176,958)	(1%)
Income tax (benefit) expense	(488,003)	(1%)	160,718	1%
(Loss) Income from continuing operations	(651,924)	(2%)	144,336	1%
Loss from discontinued operations	-	-	(732,979)	(2%)
Net (loss) income	(651,924)	(2%)	(588,643)	(1%)

Net Sales

Net sales for the six months ended June 30, 2017, were $37.59 million, a decrease of 11% from $42.21 million in the same period of 2016; this decrease in net sales resulted primarily from a 40% decrease in sales volume, which was partially offset by a 50% increase in average selling price.   Our largest selling product categories in the six months ended June 30, 2017 were sofas, beds and coffee tables, which accounted for approximately 77%, 13% and 4% of sales, respectively, for the six months ended June 30, 2017. In the six months ended June 30, 2016, the largest three selling categories were sofas, dining tables and cabinets, which accounted for 61%, 9% and 6% of sales, respectively, for the six months ended June 30, 2016.

The $4.62 million decrease in net sales in the six months ended June 30, 2017, compared to the same period of 2016, includes a $4.75 million decrease in sales in North America and $4.35 million decrease in sales in Europe, partially offset by a $4.61 million increase in sales in Australia. North American sales decreased by 16% to $25.26 million in the six months ended June 30, 2017, compared to $30.01 million in the same period of 2016, as we aggressively changed our product mix and our sales and marketing strategies aimed at diversifying sales. We sold high quality products while offering discounts during our promotion period, which lasted throughout the second quarter of 2016. We have continued to increase marketing efforts in the U.S. markets while maintaining our marketing efforts and existing customer base in Europe. Sales to Europe were $3.46 million in the six months ended June 30, 2017, a decrease of 56% from $7.81 million in the same period of 2016, primarily as a result of the sluggish European economy. We anticipate increasing sales and marketing to the European market as the region’s economic outlook improves. Sales to Australia increased to $6.70 million in the six months ended June 30, 2017, compared to $2.09 million in the same period of 2016, primarily due to an increase in sales order from customers in that region. Sales to Asia, excluding Hong Kong, decreased by 8% to $1.69 million in the six months ended June 30, 2016, compared to $1.85 million in the same period of 2016, primarily due to the decreases of sales orders of our products. Sales to Hong Kong, increased by 56% to 0.46 million in the six months ended June 30, 2017, compared to $0.30 million in the same period of 2016, primarily due to the increase of sales orders.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers. Total cost of sales decreased by 13% to $31.42 million in the six months ended June 30, 2017, compared to $36.16 million in the same period of 2016. The decrease of products purchased from third party manufacturers is primarily due to the decrease of our sales orders in the six months ended June 30, 2017. Cost of sales as a percentage of sales decreased to 84% in the six months ended June 30, 2017, compared to 86% in the same period of 2016. The decrease in cost of sales as a percentage of sales from the six months ended June 30, 2017 compared to the same period during 2016 resulted primarily from decreased cost of products purchased from third party manufacturers.

Gross Profit

Gross profit increased by 2% to $6.17 million in the six months ended June 30, 2017, compared to $6.05 million in the same period of 2016. Our gross profit margin increased to 16% in the six months ended June 30, 2017, compared to 14% in the same period of 2016. The increase in gross profit margin resulted primarily from decreased cost of sales as a percentage of net sales, which was due primarily to a decreased cost of products purchased from third parties.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development expenses. Operating expenses were $7.17 million in the six months ended June 30, 2017, compared to $5.57 million in the same period of 2016. Selling expenses decreased by 27% to $1.69 million in the six months ended June 30, 2017, from $2.31 million in the same period of 2016, due primarily to decreased sales and marketing expense. General and administrative expense increased by 68% to $5.48 million in the six months ended June 30, 2017, from $3.26 million in the same period of 2016, primarily due to increased bad debt expense of approximately $523,000, research and development of approximately $304,000, amortization expense of approximately $453,000 on our intangible assets (see note 6 to our condensed consolidated financial statements), and termination cost on Academic E-commerce platform of approximately $800,000 (see note 7 to our condensed consolidated financial statements).

Other Expenses, Net

Other expenses, net, was $143,421 in the six months ended June 30, 2017, compared with other expense, net, of $176,958 in the same period of 2016, representing a decrease in other expense of $0.03 million. The decrease in other expense was due primarily to the decreased interest expense on our lines of credit to $118,753 in the six months ended June 30, 2017 from $144,668 of interest expense in the same period of 2016, offset by an interest income of $26,575 on a short-term advance to an unrelated party.

Income Tax Benefit (Expense)

Income tax benefit was $488,003 in the six months ended June 30, 2017, compared with $160,718 of income tax expense in the same period of 2016.  The income tax benefit was mainly due to the deferred tax on our NOL carryforwards in the U.S., partially offset by accruing interest on prior year ASC 740-10 (FIN 48) reserves.

Loss from Discontinued Operations

The subsidiaries that were sold on October 25, 2016, Nova Dongguan, Nova Museum, and Ding Nuo, are reported as discontinued operations in our condensed consolidated financial statements. Loss from discontinued operations, net of tax, was approximately $0.73 million for the six months ended June 30, 2016.

Net (Loss) Income

Net loss was $0.65 million in the six months ended June 30, 2017, as compared with $0.59 million of net loss for the same period of 2016. This increase in net loss was mainly due the increased operating expense for the six months ended June 30, 2017, compared to the same period of 2016, primarily as a result of increased general and administrative expense of $2.22 million. Our net loss margin from continuing operations was 2% in the six months ended June 30, 2017, as compared with 0.3% of net profit margin for the same period of 2016.

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

We had net working capital of $58,742,050 at June 30, 2017, an increase of $0.33 million from net working capital of $58,407,707 at December 31, 2016. The ratio of current assets to current liabilities was 11.95-to-1 at June 30, 2017.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2017 and 2016:

	2017	2016
Cash (used in) provided by:
Operating activities	$(1,992,861)	$(1,244,869)
Investing activities	8,247,868	(85,271)
Financing activities	(3,670,768)	993,287

Net cash used in operating activities was $1.99 million in the six months ended June 30, 2017, an increase of cash outflow of $0.75 million from $1.24 million of cash used in operating activities in the same period of 2016. The increase in cash outflow was attributable primarily to an increased cash outflow of $2.30 million from increased accounts payable payments, compared with $2.16 million inflow in the same period of 2016, and an increased cash outflow for a reduced amount of advances from customers of $0.50 million during the six months ended June 30, 2017, compared to $0.93 million inflow in the same period of 2016. Despite our cash inflow from inventories of $0.77 million during the six months ended June 30, 2017, compared to $0.08 million outflow in the same period of 2016, and increased cash inflow from accounts receivable of $10.00 million for the six months ended June 30, 2017, compared with cash inflow of $1.60 million in the same period of 2016, mainly due to the improved collection on account receivable; We had increased cash outflow of $10.92 million from advances to suppliers during the six months ended June 30, 2017, compared to $6.76 million outflow in the same period of 2016 due to prepayments for inventory purchases to receive vendor discounts; in addition, the China government is enforcing its labor and environmental law because of the G20, many factories have been under the high scrutiny from the government and could not produce at full capacity; we make more advance to suppliers to prioritize our products production. With this advance, we can launch our new collections earlier and meet our customers' ongoing demand. Net operating cash outflow from our discontinued operations was $0.24 million in the six months ended June 30, 2016.

Net cash provided by investing activities was $8.25 million in the six months ended June 30, 2017, an increase of cash inflow of $8.35 million from $85,271 outflow in the same period of 2016. In the six months ended June 30, 2017, we incurred a cash inflow of $15.84 million from repayment from unrelated parties, an inflow of $1.25 million on collection of assignment fee, despite cash outflow from advances to unrelated parties of $8.84 million, and a cash outflow of $2,131 from purchase of property and equipment. Net investing cash outflow from our discontinued operations was $81,727 in the six months ended June 30, 2016.

Net cash used in financing activities was $3.67 million in the six months ended June 30, 2017, an increase of cash outflow of $4.67 million from cash inflow of $0.99 million in the same period of 2016. In the six months ended June 30, 2017, we repaid $26.77 million for bank loans, and borrowed $23.09 million from bank loans.  In the six months ended June 30, 2016, we repaid $19.09 million for bank loans, and borrowed $19.76 million from bank loans.  Net financing cash inflow from discontinued operations was $0.32 million in the six months ended June 30, 2016.

As of June 30, 2017, we had gross accounts receivable of $32,018,901, of which $19,543,006 was not yet past due, $6,914,760 was less than 90 days past due, $2,569,455 was over 90 days but within 180 days past due and $2,991,680 over 180 days past due. We had an allowance for bad debt of $417,781 for accounts receivable. As of July 27, 2017, $7,132,836 accounts receivable outstanding at June 30, 2017 had been collected.

As of July 27, 2017, $37,680,057, or 90%, of accounts receivable outstanding at December 31, 2016 had been collected.

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

Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.25% and maturity on June 1, 2015. On June 8, 2015, the bank extended and modified the terms of the loan agreement to extend the line of credit up to a maximum of $6,000,000 until July 31, 2015 and $5,000,000 thereafter with an annual interest rate of 4.25% and maturity on September 1, 2015 (the term of which the bank allowed to extend until the renewal described in the following sentence while the bank conducted its own audit associated therewith). On September 28, 2015, Diamond Bar extended the line of credit up to a maximum of $6,000,000 with annual interest of 3.75% (4% from December 17, 2015) and maturity on June 1, 2017. On January 20, 2016, Diamond Bar increased the line of credit up to a maximum of $8,000,000 with annual interest of 4%. On June 22, 2017, Diamond Bar extended the line of credit to maturity on September 1, 2017. The annual interest was 4.25% as of June 30, 2017. The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of June 30, 2017 and 2016, Diamond Bar had $4,307,073 and $6,129,841 outstanding on the line of credit, respectively.  During the six months ended June 30, 2017 and 2016, the Company recorded interest expense of $104,925 and $106,254, respectively; and $64,347 and $53,548 for the three months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, Diamond Bar had $3,692,927 available for borrowing without violating any covenants.

The Diamond Bar loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $10 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iii) the pre-tax income must be not less than 1.000% of total revenue quarterly; and (iv) maintain a current ratio in excess of 1.250 to 1.000. As of June 30, 2017, Diamond Bar was in compliance with the stated covenants.

On January 22, 2015, Nova Macao renewed a line of credit, with an annual interest rate of 4.25% and principal of up to $6,500,000, with a commercial bank in Hong Kong to extend the maturity date to January 29, 2016. On February 16, 2016, Nova Macao extended the maturity date of its line of credit to January 31, 2017, with an annual interest rate of 4% and principal of up to $6,500,000. The loan requires monthly payment of interest and that the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance and is guaranteed by Nova LifeStyle and Diamond Bar.  The Company did not extend the line of credit and paid it off in February 2017. As of June 30, 2017 and 2016, Nova Macao had $0 and $1,848,000 outstanding on the line of credit, respectively. During the six months ended June 30, 2017 and 2016, the Company paid interest of $13,828 and $38,414, respectively; and $0 and $18,686 for the three months ended June 30, 2017 and 2016, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective as of such date as identified in our internal control over financial reporting below.

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

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2017, based upon the updated framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 and updated in May 2013. Based on this assessment, our management concluded that, as of June 30, 2017, there is a material weakness in our internal control over financial reporting. Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

We have taken, and are taking, certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We plan to hire additional credentialed professional staff and consulting professionals with greater knowledge and experience of U.S. GAAP and related regulatory requirements to oversee our financial reporting process in order to ensure our compliance with U.S. GAAP and other relevant securities laws. For example, we are still in the process of searching for an acceptable candidate. Until such time as we hire qualified accounting personnel with the requisite U.S. GAAP knowledge and experience and train our current accounting personnel, we have engaged an outside CPA with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP. In addition to the above stated remediation plan we previously engaged an outside Sarbanes-Oxley Act consultant in March 2012 to assist us with improving the design and operations of our internal controls over financial reporting for our U.S. parent company and all subsidiaries.

We believe the measures described above will remediate the material weakness identified above. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures are necessary to address control any future deficiencies.

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NOVA LIFESTYLE, INC.
(Registrant)
Date: August 7, 2017	By:	/s/ Thanh H. Lam
Thanh H. Lam Chairperson and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2017		/s/ Yuen Ching Ho
Yuen Ching Ho Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith
‡ Furnished herewith