Form 10-Q
period 2017-09-30
Nova Lifestyle, Inc.
filed 2017-11-13
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 011-36259

NOVA LIFESTYLE, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6565 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,383,648 shares of common stock outstanding as of November 9, 2017.

Nova LifeStyle, Inc.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	1
	Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the nine and three months ended September 30, 2017 and 2016 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements for the nine and three months ended September 30, 2017 and 2016 (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	(Removed and Reserved)
Item 5.	Other Information
Item 6.	Exhibits	35

	Signatures	36

	Exhibit Index	37

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

	September 30,	December 31,
	2017	2016

Assets

Current Assets
Cash and cash equivalents	$802,037	$2,587,743
Accounts receivable, net	36,938,819	42,102,761
Advance to suppliers	21,951,040	13,669,752
Inventories	6,720,649	2,781,123
Assignment fee receivable (Note 3)	--	1,250,000
Receivable from an unrelated party (Note 7)	--	7,000,000
Prepaid expenses and other receivables	315,833	642,891
Taxes receivable	14,094	14,893

Total Current Assets	66,742,472	70,049,163

Noncurrent Assets
Plant, property and equipment, net	158,412	171,276
Lease deposit	43,260	43,260
Goodwill	218,606	218,606
Intangible assets, net	4,573,612	5,686,623
Deferred tax asset	1,498,631	874,759

Total Noncurrent Assets	6,492,521	6,994,524

Total Assets	$73,234,993	$77,043,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

	September 30,	December 31,
	2017	2016

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$162,147	$2,368,775
Line of credit	-	7,977,841
Advance from customers	19,298	513,880
Accrued liabilities and other payables	726,501	780,960

Total Current Liabilities	907,946	11,641,456

Noncurrent Liabilities
Line of credit	3,322,040	-
Income tax payable	2,009,825	2,136,788

Total Noncurrent Liabilities	5,331,865	2,136,788

Total Liabilities	6,239,811	13,778,244

Contingencies and Commitments

Stockholders’ Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 27,909,843 and 27,309,695 shares issued and outstanding; as of September 30, 2017 and December 31, 2016, respectively	27,910	27,309
Additional paid-in capital	38,309,891	36,885,462
Statutory reserves	6,241	6,241
Retained earnings	28,651,140	26,346,431

Total Stockholders’ Equity	66,995,182	63,265,443

Total Liabilities and Stockholders’ Equity	$73,234,993	$77,043,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Net Sales	$70,813,414	$72,748,972	$33,222,625	$30,538,918

Cost of Sales	58,741,122	62,091,435	27,323,972	25,935,832

Gross Profit	12,072,292	10,657,537	5,898,653	4,603,086

Operating Expenses
Selling expenses	2,690,342	4,358,206	1,003,906	2,050,201
General and administrative expenses	7,608,323	4,756,118	2,124,614	1,491,684

Total Operating Expenses	10,298,665	9,114,324	3,128,520	3,541,885

Income From Operations	1,773,627	1,543,213	2,770,133	1,061,201

Other Income (Expenses)
Non-operating income (expense, net)	797	40,994	--	16,623
Foreign exchange transaction loss	(324)	(5,578)	(94)	(3,281)
Interest expense, net	(133,093)	(241,202)	(40,932)	(96,535)
Financial expense	(86,335)	(88,098)	(34,508)	(33,733)

Total Other Expenses, Net	(218,955)	(293,884)	(75,534)	(116,926)

Income Before Income Taxes and Discontinued Operations	1,554,672	1,249,329	2,694,599	944,275

Income Tax (Benefit) Expense	(750,037)	60,063	(262,034)	(100,656)

Income From Continuing Operations	2,304,709	1,189,266	2,956,633	1,044,931

Loss From Discontinued Operations, net of tax	--	(1,476,572)	--	(743,594)

Net Income (Loss)	2,304,709	(287,306)	2,956,633	301,337

Other Comprehensive Loss
Foreign currency translation	--	(420,752)	--	(98,638)

Comprehensive Income (Loss)	$2,304,709	$(708,058)	$2,956,633	$202,699

Basic weighted average shares outstanding	27,570,425	24,937,069	27,846,921	25,558,604
Diluted weighted average shares outstanding	27,704,406	24,937,069	27,980,629	25,558,604

Income from continuing operations per share of common stock
Basic	$0.08	$0.05	$0.11	$0.04
Diluted	$0.08	$0.05	$0.11	$0.04

Loss from discontinued operations per share of common stock
Basic	$--	$(0.06)	$--	$(0.03)
Diluted	$--	$(0.06)	$--	$(0.03)

Net income (loss) per share of common stock
Basic	$0.08	$(0.01)	$0.11	$0.01
Diluted	$0.08	$(0.01)	$0.11	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)
Cash Flows From Operating Activities
Net income from continuing operations	$2,304,709	$1,189,266
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,143,319	462,194
Deferred tax benefit	(623,872)	--
Stock compensation expense	1,773,537	1,216,765
Changes in bad debt allowance	203,905	33,818
Changes in operating assets and liabilities:
Accounts receivable	4,960,037	(558,573)
Advance to suppliers	(8,281,288)	(3,613,765)
Inventories	(3,939,526)	241,611
Other current assets	(21,452)	(711,727)
Accounts payable	(2,206,628)	129,278
Advance from customers	(494,582)	584,968
Accrued liabilities and other payables	(54,458)	(325,799)
Taxes payable	(126,163)	52,864

Net Cash Used in Continuing Operations	(5,362,462)	(1,299,100)
Net Cash Used in Discontinued Operations	--	(166,148)
Net Cash Used in Operating Activities	(5,362,462)	(1,465,248)

Cash Flows From Investing Activities
Assignment fee received	1,250,000	--
Purchase of property and equipment	(17,443)	(7,272)
Cash received from Buyer	--	5,500,000
Advances to unrelated parties	(8,835,000)
Repayment from unrelated parties	15,835,000	--

Net Cash Provided by Continuing Operations	8,232,557	5,492,728
Net Cash Used in Discontinued Operations	--	(218,170)
Net Cash Provided by Investing Activities	8,232,557	5,274,558

Cash Flows From Financing Activities
Proceeds from line of credit and bank loan	36,881,842	29,828,074
Repayment to line of credit and bank loan	(41,537,643)	(29,301,699)
Proceeds from warrants exercised	--	203,250

Net Cash (Used in) Provided by Continuing Operations	(4,655,801)	729,625
Net Cash Provided by Discontinued Operations	-	319,762
Net Cash (Used in) Provided by Financing Activities	(4,655,801)	1,049,387

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

	Nine Months Ended September 30,
	2017	2016

Effect of Exchange Rate Changes on Cash and Cash Equivalents	--	(3,128)

Net (decrease) increase in cash and cash equivalents	(1,785,706)	4,855,569

Cash and cash equivalents, beginning of period	2,587,743	988,029

Cash and cash equivalents, end of period	$802,037	$5,843,598

Analysis of cash and cash equivalents
Included in cash and cash equivalents per consolidated balance sheets	$802,037	$5,718,601
Included in assets of discontinued operations	-	124,997

Cash and cash equivalents, end of period	$802,037	$5,843,598

Supplemental Disclosure of Cash Flow Information
Continuing operations:
Cash paid during the period for:
Income tax payments	$--	$7,200
Interest expense	$159,686	$371,036

Discontinued operations:
Cash paid during the period for:
Income tax payments	$--	$--
Interest expense	$--	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

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

Nova Macao was organized under the laws of Macao on May 20, 2006, and is a wholly owned subsidiary of Nova Furniture.  Diamond Bar, doing business as Diamond Sofa, was incorporated in California on June 15, 2000.  Nova Macao is a trading company, importing, marketing and selling products designed and manufactured by Nova Furniture (Dongguan) Co., Ltd. (“Nova Dongguan”) and third party manufacturers for the U.S. and international markets. Diamond Bar markets and sells products manufactured by third party manufacturers under the Diamond Sofa brand to distributors and retailers principally in the U.S. market.  On April 24, 2013, the Company completed the acquisition of Bright Swallow, an established furniture company with a global client base.

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

Before its divestment, Nova Dongguan was a wholly foreign-owned enterprise, or WFOE, and was incorporated under the laws of the PRC on June 6, 2003. Nova Dongguan organized Nova Museum on March 17, 2011 as a non-profit organization under the laws of the PRC engaged in the promotion of the culture and history of furniture in China. Nova Dongguan markets and sells products in China to stores in our former franchise network and to wholesalers and agents for domestic retailers and exporters. At the time of sale, Nova Dongguan also provided design expertise and facilities to manufacture branded products and products for international markets under original design manufacturer and original equipment manufacturer agreements, or ODM and OEM agreements. On October 24, 2013, Nova Dongguan incorporated Ding Nuo under the laws of the PRC.

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

The interim condensed consolidated financial information as of September 30, 2017 and for the nine and three month periods ended September 30, 2017 and 2016 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the SEC on April 14, 2017.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of September 30, 2017, its interim condensed consolidated results of operations and cash flows for the nine and three month periods ended September 30, 2017 and 2016, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the two-step goodwill impairment test for Diamond Bar reporting unit.  Accordingly, as of September 30, 2017 and 2016, the Company concluded there was no impairment of goodwill of Diamond Bar.

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

Balance at January 1, 2017	$3,019,931
Provision for the period	203,905
Write off	(3,106,474)
Balance at September 30, 2017	$117,362

During the nine months ended September 30, 2016, bad debt (reversal) expense from continuing operations and discontinued operations were $33,818 and $552,611, respectively. During the three months ended September 30, 2016, bad debt expense from continuing operations and discontinued operations were $55,294 and $539,327, respectively.

Advances to Suppliers

Advances to suppliers are reported net of allowance when the Company determines that amounts outstanding are not likely to be collected in cash or utilized against purchase of inventories. Based on its historical record and actual practice, the Company always received goods within 5 to 9 months from the date the advance payment is made. As such, no reserve on supplier prepayments had been made or recorded by the Company. Any provisions for allowance for advance to suppliers, if deemed necessary, will be included in general and administrative expenses in the consolidated statements of income.

Inventories

Inventories are stated at the lower of cost and net realizable value with cost determined on a weighted-average basis. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company did not record any write-downs of inventory at September 30, 2017 and 2016.

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

Based on its review, the Company believes that, as of September 30, 2017 and December 31, 2016, there was no significant impairment of its long-lived assets.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense from continuing operations was $364,105 and $94,839 for the nine months ended September 30, 2017 and 2016, respectively; and $0 and $35,174 for the three months ended September 30, 2017 and 2016, respectively.  Research and development expense from the Company’s discontinued operations was $588,790 and $179,643 for the nine and three months ended September 30, 2016, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The actual effective tax rate of continuing operations of 48.24% for the nine months ended September 30, 2017 differs from the U.S. federal statutory tax rate, primarily as a result of tax liability reserves from uncertain tax positions.

During the nine months ended September 30, 2017 and 2016, the Company recorded income tax (benefit) and expense from its continuing operations of approximately ($750,000) and ($60,000), respectively.  During the three months ended September 30, 2017 and 2016, the Company recorded income tax (benefit) and expense of approximately ($262,000) and ($101,000) from its continuing operations.

During the nine and three months ended September 30, 2016, the Company recorded income tax (benefit) expense from its discontinued operations of approximately ($26,000) and $36,000, respectively.

Nova Lifestyle and Diamond Bar are subject to U.S. federal and state income taxes. Nova Furniture Limited and Bright Swallow are incorporated in the BVI. Nova Macao is incorporated in Macao. Nova Samoa is incorporated in Oceania. There is no income tax for companies domiciled in the BVI, Oceania or Macao. Accordingly, the Company’s consolidated financial statements do not present any income tax provision related to the BVI and Macao tax jurisdiction where Nova Furniture BVI, BSI and Nova Macao are domiciled. Nova Macao is an income tax-exempt entity incorporated and domiciled in Macao.

As of September 30, 2017, unrecognized tax benefits were approximately $1.4 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $1.4 million as of September 30, 2017. As of September 30, 2016, unrecognized tax benefits were approximately $4.6 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $4.6 million as of September 30, 2016.

A reconciliation of the January 1, 2017, through September 30, 2017, amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

Gross UTB
Beginning Balance – January 1, 2017	$1,642,381
Decrease in unrecorded tax benefits related to the Company’s continuing operations	(160,230)
Exchange rate adjustment	(85,881)
Ending Balance – September 30, 2017	$1,396,270

As of September 30, 2017, the Company had cumulatively accrued approximately $567,000 for estimated interest and penalties related to unrecognized tax benefits, of which $567,000 were related to the Company’s continuing operations. At December 31, 2016, the Company had cumulatively accrued approximately $494,000 for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense, which totaled approximately $73,000 and $331,000 for the nine months ended September 30, 2017 and 2016, respectively, of which $73,000 and $82,000 were related to the Company’s continuing operations; and totaled approximately $7,000 and $98,000 for the three months ended September 30, 2017 and 2016, respectively, of which $7,000 and $15,000 were related to the Company’s continuing operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

Nova Lifestyle and Diamond Bar are subject to U.S. federal and state income taxes and tax years 2011-2016 remain open to examination by tax authorities in the U.S.

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

The Company’s sales policy allows for the return of product within the warranty period if the product is defective and the defects are the Company’s fault.  As alternatives for the product return option, the customers have options of asking a discount from the Company for the products with quality issues or receiving replacement parts from the Company at no cost. The amount for return of products, the discount provided to the Company’s customers and the costs for replacement parts were immaterial for the nine and three months ended September 30, 2017 and 2016.

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

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead that are directly attributable to the production of the products. Write-downs of inventory to the lower of cost or net realizable value is also recorded in the cost of sales.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the nine months ended September 30, 2017 and 2016, shipping and handling costs from continuing operations were $1,576 and $2,033, respectively; and $623 and $313 for the three months ended September 30, 2017 and 2016, respectively.  During the nine and three months ended September 30, 2016, shipping and handling costs from discontinued operations were $373,123 and $137,308, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense from continuing operations was $847,177 and $2,156,451 for the nine months ended September 30, 2017 and 2016, respectively; and $186,381 and $841,345 for the three months ended September 30, 2017 and 2016, respectively. Advertising expense from discontinued operations was $60,379 and $59,286 for the nine and three months ended September 30, 2016, respectively.

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

The following table presents a reconciliation of basic and diluted (loss) earnings per share for the nine and three months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016

Income from continuing operations	$2,304,709	$1,189,266	$2,956,633	$1,044,931
Loss from discontinued operations	-	(1,476,572)	-	(743,594)
Net income (loss)	2,304,709	(287,306)	2,956,633	301,337

Weighted average shares outstanding – basic	27,570,425	24,937,069	27,846,921	25,558,604
Dilutive unvested restricted stock	126,828	-	112,480	-
Dilutive vested stock options	7,153		21,228
Weighted average shares outstanding – diluted	27,704,406	2,493,7069	27,980,629	25,558,604

(Loss) income from continuing operations per share
– basic	$0.08	$0.05	$0.11	$0.04
– diluted	$0.08	$0.05	$0.11	$0.04

Loss from discontinued operations per share
– basic	$0.08	$(0.06)	$-	$(0.03)
– diluted	$0.08	$(0.06)	$-	$(0.03)

Net income (loss) per share
– basic	$0.08	$(0.01)	$0.11	$0.01
– diluted	$0.08	$(0.01)	$0.11	$0.01

* Including 571,533 and 337,114 shares that were granted and vested but not yet issued for the nine months ended September 30, 2017 and 2016, respectively.

For the nine and three months ended September 30, 2017 and 2016, 858,334 and 1,925,001 shares purchasable under warrants were excluded from EPS, respectively, as their effects were anti-dilutive. For the nine and three month periods ended September 30, 2016, the unvested restricted stock were anti-dilutive.

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

A customer accounted for 35% and 10% of the Company’s sales for the nine months ended September 30, 2017 and 2016, respectively. A customer accounted for 54% and 10% of the Company’s sales for the three months ended September 30, 2017 and 2016, respectively. Accounts receivable from this customer were $21,812,355 and $5,216,213 as of September 30, 2017 and December 31, 2016, respectively.

The Company purchased its products from five major vendors during the nine and three months ended September 30, 2017, accounting for a total of 82% (26%, 19%, 15%, 12% and 10% for each) and 80% (30%, 16%, 12%, 11% and 11% for each) of the Company’s purchases, respectively.

The Company purchased its products from four and five major vendors during the nine and three months ended September 30, 2016, accounting for a total of 59% (20%, 15%, 12% and 12% for each) and 89% (22%, 17%, 17%, 17%, and 16% for each) of the Company’s purchases, respectively.

Advances made and accounts payable to these vendors were $13,237,351 and $0 as of September 30, 2017, respectively. Advances made and accounts payable to these vendors were $1,561,381 and $481,455 as of December 31, 2016, respectively.

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

The carrying value of cash, accounts receivable, advance to suppliers, other receivables, accounts payable, line of credit, advance from customers, other payables and accrued liabilities approximate estimated fair values because of their short maturities.  The estimated fair value of the long-term lines of credit approximated the carrying amount as of September 30, 2017, as the interest rates are considered as approximate to the current rate for comparable loans at the respective balance sheet dates.

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

The RMB to USD exchange rates in effect as of September 30, 2016, was RMB6.6778 = USD$1.00. The weighted-average RMB to USD exchange rates in effect for the nine months ended September 30, 2016 was RMB6.5771= USD$1.00. The exchange rates used in translation from RMB to USD were published by the People’s Bank of the People’s Republic of China.

Comprehensive Income

The Company follows FASB ASC 220 “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the consolidated statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the nine and three months ended September 30, 2017 and 2016 included net income and foreign currency translation adjustments.

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

Net sales to customers by geographic area are determined by reference to the physical locations of the Company’s customers. For example, if the products are delivered to a customer in the US, the sales are recorded as generated in the U.S.

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

As a result, the operations of Nova Dongguan, Nova Museum and Ding Nuo are now accounted for as discontinued operations in the accompanying consolidated financial statements for all periods presented. The following table presents the components of discontinued operations reported in the consolidated statements of operations:

	Nine Months ended September 30,		Three Months Ended September 30
	2017	2016	2017	2016
Sales from external customers	$-	$15,351,105	$-	$6,111,494
Cost of goods sold	-	(13,338,316)	-	(5,284,100)
Operating expenses	-	(3,231,788)	-	(907,016)
Loss before income taxes	-	(1,450,487)	-	(780,545)
Income tax (expense) benefit	-	26,085	-	(36,951)
Loss from discontinued operations	$-	$(1,476,572)	$-	$(743,594)

Note 4 - Inventories

The inventories as of September 30, 2017 and December 31, 2016 totaled $6,720,649 and $2,781,123, respectively, and were all finished goods.

Note 5 - Plant, Property and Equipment, Net

As of September 30, 2017 and December 31, 2016, plant, property and equipment consisted of the following:

	September 30, 2017	December 31, 2016

Computer and office equipment	$283,336	$274,735
Decoration and renovation	118,858	110,015
Less: accumulated depreciation	(243,782)	(213,474)
	$158,412	$171,276

Depreciation expense from continuing operations was $30,307 and $33,217 for the nine months ended September 30, 2017 and 2016, respectively; and $10,164 and $11,128 for the three months ended September 30, 2017 and 2016, respectively.  Depreciation expense from discontinued operations was $1,011,125 and $331,323 for the nine and three months ended September 30, 2016, respectively.

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

The Company’s eCommerce platform is a website through which customers are able to browse and place orders online for the Company’s products. For the downloadable mobile application, customers are able to download the application onto their own mobile devices to browse the Company’s product offerings. The Nova sales kit application is used on mobile devices to enable the Company’s sales representatives to display the Company’s products and inventory to customers. The total cost associated with the development, programming, design and roll-out of the Company’s eCommerce platform, downloadable mobile application, and Nova sales kit application is approximately $1.20 million. The Company’s eCommerce platform, downloadable mobile application, and Nova sales-kit application were completed and put into operation in 2015. These intangible assets are amortized using the straight-line method with an original estimated life of 10 years for each and are revised to 1 year in the quarter ended March 31, 2017.  The effect of the change in estimate is accounted for on a prospective basis.

Intangible assets consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

eCommerce platform	$1,208,200	$1,208,200
Customer relationship	6,150,559	6,150,559
Trademarks	200,000	200,000
Less: accumulated amortization	(2,985,147)	(1,872,136)
	$4,573,612	$5,686,623

Amortization of intangible assets from continuing operations was $1,113,011 and $428,977 for the nine months ended September 30, 2017 and 2016, respectively; and $371,004 and $140,215 for the three months ended September 30, 2017 and 2016, respectively. Amortization of intangible assets from discontinued operations was $28,164 and $9,305 for the nine and three months ended September 30, 2016, respectively.

Estimated amortization expense relating to the existing intangible assets with finite lives for each of the next five years is as follows:

12 months ending September 30,
2018	$676,032
2019	406,704
2020	406,704
2021	406,704
2022	406,704

Note 7 - Receivables from an Unrelated Party, Prepaid Expenses and Other Receivables

(a)
On September 22, 2016, in order to promote the Company’s image and extend its customer reach, the Company entered into a memorandum of understating with an unrelated party (“MOU”) whereby the Company agreed to pay a total fee of $16,000,000 for a period of twelve months, commencing on December 31, 2016, to finance the establishment and promotion of the unrelated party’s Academic E-commerce platform and integrated training center in Hong Kong (the “Platform”). As of September 30, 2017 and December 31, 2016, the Company prepaid $0 and $7,000,000 to the unrelated party, respectively.

However, having considered the recent market situation and the status of the establishment and promotion of the Platform, the Company does not wish to continue to finance the promotion of the Platform. On March 20, 2017, the Company and the unrelated party terminated the MOU and released both parties from all the obligations and liabilities under the MOU. The Company agreed to bear the costs of $800,000 incurred by the unrelated party on the Platform, which were charged as expenses in the first quarter of fiscal year 2017. The Company collected a total of approximately $13 million, which was prepaid previously, as of September 30, 2017, and no further balance was owed by the unrelated party.

(b)          Prepaid Expenses and Other Receivables consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Prepaid expenses	$288,784	$573,005
Other receivables	27,049	69,886
Total	$315,833	$642,891

On March 23, 2017, the Company made a short-term advance of $2,000,000 to an unrelated party. The advance is unsecured and bears interest of 5% per annum. The unrelated party agreed to pay the whole amount of $2,000,000 back to the Company by May 31, 2017. During the nine months ended September 30, 2017, the Company collected full payment of the principal and interest of $26,575 from the unrelated party.

Note 8 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Other payables	$18,462	$47,790
Salary payable	42,909	30,207
Financed insurance premiums	128,891	66,314
Accrued rents	84,659	102,269
Accrued commission	360,630	494,108
Accrued expenses, others	90,950	40,272

Total	$726,501	$780,960

As of September 30, 2017 and December 31, 2016, other accrued expenses mainly included legal and professional fees, transportation expenses and utilities.  Other payables represented other tax payable and meal expenses.

Note 9 - Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.25% and maturity on June 1, 2015. On June 8, 2015, the bank extended and modified the terms of the loan agreement to extend the line of credit up to a maximum of $6,000,000 until July 31, 2015 and $5,000,000 thereafter with an annual interest rate of 4.25% and maturity on September 1, 2015 (the term of which the bank allowed to extend until the renewal described in the following sentence while the bank conducted its own audit associated therewith). On September 28, 2015, Diamond Bar extended the line of credit up to a maximum of $6,000,000 with annual interest of 3.75% (4% from December 17, 2015) and maturity on June 1, 2017. On January 20, 2016, Diamond Bar increased the line of credit up to a maximum of $8,000,000 with annual interest of 4%.  On June 22, 2017, Diamond Bar extended the line of credit to maturity on September 1, 2017. On September 19, 2017, Diamond Bar extended the line of credit to maturity on June 1, 2019. The annual interest was 4.25% as of September 30, 2017. The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of September 30, 2017 and December 31, 2016, Diamond Bar had $3,322,040 and $6,129,841 outstanding on the line of credit, respectively.  During the nine months ended September 30, 2017 and 2016, the Company recorded interest expense of $145,857 and $167,381, respectively; and $40,932 and $61,127 for the three months ended September 30, 2017 and 2016, respectively.  As of September 30, 2017, Diamond Bar had $4,677,960 available for borrowing without violating any covenants.

The Diamond Bar loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $10 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iii) the pre-tax income must be not less than 1.000% of total revenue quarterly; and (iv) maintain a current ratio in excess of 1.250 to 1.000. As of September 30, 2017, Diamond Bar was in compliance with the stated covenants.

On January 22, 2015, Nova Macao renewed a line of credit, with an annual interest rate of 4.25% and principal of up to $6,500,000, with a commercial bank in Hong Kong to extend the maturity date to January 29, 2016. On February 16, 2016, Nova Macao extended the maturity date of line of credit to January 31, 2017, with an annual interest rate of 4% and principal of up to $6,500,000. The loan requires monthly payment of interest and that the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance and was guaranteed by Nova LifeStyle and Diamond Bar. The Company did not extend the line of credit and paid it off in February 2017. As of September 30, 2017 and December 31, 2016, Nova Macao had $0 and $1,848,000 outstanding on the line of credit, respectively. During the nine months ended September 30, 2017 and 2016, Nova Macao paid interest of $13,828 and $57,304, respectively; and $0 and $18,890 for the three months ended September 30, 2017 and 2016, respectively.

Note 10 - Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president who is currently also our Chief Executive Officer and Chairman of the Board. The lease is to be renewed and has been renewed each year since 2011. On March 16, 2017, the Company renewed the lease for an additional one year term. The lease was $32,916 for one year and only for use during two furniture exhibitions to be held between April 1, 2017 and March 31, 2018. During the nine and three months ended September 30, 2017, the Company paid rental amounts of $32,916 and $16,458 that are included in selling expenses from continuing operations.

During the nine and three months ended September 30, 2016, the Company paid rental amounts of $32,916 that are included in selling expenses from continuing operations.

Note 11 - Stockholders’ Equity

Warrants

Following is a summary of the warrant activity for the nine months ended September 30, 2017:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2017	858,334	$2.71	3.92
Exercisable at January 1, 2017	858,334	2.71	3.92
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at September 30, 2017	858,334	$2.71	3.17
Exercisable at September 30, 2017	858,334	$2.71	3.17

Shares Issued to Consultants

On December 1, 2014, the Company entered into a consulting agreement with a consulting firm for management consulting services effective on December 1, 2014. The Company agreed to issue 60,000 shares of the Company’s common stock to the firm for three years of consulting services. The shares will be issued according to the following vesting schedule set forth as follows: The initial 10,000 shares were required to be issued within 30 days upon signing of the agreement; for the remaining 50,000 shares, the Company issued to the consultant 10,000 shares of common stock on or before each of June 1, 2015, December 1, 2015, June 1, 2016, December 1, 2016 and June 1, 2017. The Company or the consultant may terminate the agreement at any time by 90 days’ written notice to the other party. The fair value of the 60,000 shares was $224,400, which was calculated based on the stock price of $3.74 per share on December 1, 2014 and will be amortized over the service term. During each of the nine-month and three-month periods ended September 30, 2017 and 2016, the Company amortized $56,100 and $18,700 as consulting expenses, respectively.

On March 1, 2015, the Company entered into a marketing agreement with a consultant for marketing and product promotion services effective on March 1, 2015. The Company agreed to grant the consultant $100,000 worth of shares of the Company’s common stock for 12 months of consulting services starting on March 1, 2015. The shares vested immediately on March 1, 2015. The share price was calculated as the average closing price per share for ten trading days immediately prior to the execution of the agreement and was amortized over the service term. On March 9, 2015, the Company issued 38,745 shares at an average price of $2.581 per share to the consultant. During the nine months ended September 30, 2017 and 2016, the Company amortized $0 and $16,667 as consulting expenses, respectively; and $0 for each of the three month periods ended September 30, 2017 and 2016.

On September 14, 2015, the Company entered into a business marketing advisory agreement with a consultant for marketing and general consulting services effective on August 15, 2015. The Company agreed to pay the consultant a monthly fee of $5,000 and also granted 18,348 shares of the Company’s common stock to the consultant for 12 months of services starting on August 15, 2015. Twenty-five percent (25%) of those shares vested on November 15, 2015, 25% on February 15, 2016, 25% on May 15, 2016 and the remaining 25% vested on August 15, 2016. The fair value of the 18,348 shares was $45,870, which was calculated based on the stock price of $2.50 per share on August 15, 2015 and will be amortized over the service term. During the nine months ended September 30, 2017 and 2016, the Company amortized $0 and $28,669 as consulting expenses, respectively; and $0 and $5,734 for the three months ended September 30, 2017 and 2016, respectively.

On February 1, 2016, the Company entered into a marketing agreement with a consultant for marketing development strategies and consulting services for 15 months. The Company agreed to grant the consultant 10,000 unregistered restricted shares of the Company’s common stock per month, for a total commitment of 150,000 shares of common stock. The fair value of the 150,000 shares was $204,000, which was calculated based on the stock price of $1.36 per share on February 1, 2016, the date the agreement was executed, and will be amortized over the service term. During the nine months ended September 30, 2017 and 2016, the Company amortized $54,400 and $108,800 as consulting expenses, respectively; and $0 and $40,800 for the three months ended September 30, 2017 and 2016 as consulting expenses, respectively.

On February 1, 2016, the Company entered into an agreement with a consultant for E-Commerce consulting service with a term of 24 months. The Company agreed to grant the consultant 10,000 shares of the Company’s common stock per month, for a total commitment of 240,000 shares. Twelve and half percent (12.5%) of those shares vested or will vest on April 30, 2016, 12.5% on July 30, 2016, 12.5% on October 31, 2016, 12.5% on January 31, 2017, 12.5% on April 30, 2017, 12.5% on July 30, 2017, 12.5% on October 31, 2017, and the remaining 12.5% on January 31, 2018. The fair value of the 240,000 shares was $326,400, which was calculated based on the stock price of $1.36 per share on February 1, 2016, the date the agreement was executed, and will be amortized over the service term. During the nine months ended September 30, 2017 and 2016, the Company amortized $122,400 and $108,800 as consulting expenses, respectively; and $40,800 for the three months ended September 30, 2017 and 2016.

On February 1, 2016, the Company entered into a consulting agreement with a consultant for planning, coordinating and strategy implementation services for a term of 6 months. The Company agreed to grant the consultant $10,000 worth of shares of the Company’s common stock per month. During each of the nine month periods ended September 30, 2017 and 2016, 83,386 shares vested, based on the stock prices as of the end of each month commencing February 2016 and concluding September 2016. During the nine months ended September 30, 2017 and 2016, the Company amortized $0 and $60,000 as consulting expense, respectively; and $0 and $10,000 for the three month ended September 30, 2017 and 2016, respectively.

On November 15, 2016, the Company entered into a consulting and strategy service agreement with a consultant for marketing and general consulting services effective on November 14, 2016. The Company agreed to grant 100,000 shares of the Company’s common stock to the consultant for 12 months of services starting on November 14, 2016. The shares would be issued pursuant to Nova LifeStyle, Inc. 2014 Omnibus Long-Term Incentive Plan (the “Plan”) approved by the Board of Directors (“Board”) of the Company on May 13, 2014 and ratified at the annual shareholder meeting on June 30, 2014. The Plan was registered under Form S-8 on July 30, 2014. Twenty-five percent (25%) of those shares vested on December 15, 2016, 25% on February 15, 2017, 25% on May 15, 2017, and the remaining 25% will vest on August 15, 2017. The fair value of the 100,000 shares was $294,000, which was calculated based on the stock price of $2.94 per share on November 15, 2016 and will be amortized over the service term. During the nine and three months ended September 30, 2017, the Company amortized $219,896 and $74,104 as consulting expenses, respectively.

On November 15, 2016, the Company entered into a consulting agreement with a consultant for business development and financial advisory service for a term of 12 months. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock. The shares would be issued pursuant to the Plan. The fair value of the 100,000 shares was $294,000, which was calculated based on the stock price of $2.94 per share on November 15, 2016 and will amortized over the service term. During the nine and three months ended September 30, 2017, the Company amortized $220,500 and $73,500 as consulting expense, respectively.

On November 15, 2016, the Company entered into a consulting agreement with a consultant for business advisory service for a term of 12 months. The Company agreed to compensate the consultant a one-time amount of $20,000 worth of shares of the Company’s common stock based on the price per share on November 15, 2016. The Company also granted the consultant $15,000 worth of shares of the Company’s common stock per month starting from December 1, 2016 for 12 months. The shares would be issued pursuant to the Plan. During the nine and three months ended September 30, 2017, the Company amortized $150,000 and $50,000 as consulting expense, respectively.

On June 30, 2017, the Company entered into a consulting agreement with a consultant for business advisory service for a term of 12 months. The Company agreed to compensate the consultant a one-time amount of $10,000 worth of shares of the Company’s common stock based on the price per share on June 30, 2017. The Company also granted the consultant $10,000 worth of shares of the Company’s common stock per month starting from July 1, 2017 for a period of 12 months. The shares would be issued pursuant to the Plan. During the nine and three months ended September 30, 2017, the Company amortized $32,500 as consulting expense.

Shares and Warrants Issued through Private Placement

Private Placement on May 28, 2015

On May 28, 2015, the Company entered into a Securities Purchase Agreement with certain purchasers (the “Purchasers”) pursuant to which the Company offered to the Purchasers, in a registered direct offering, an aggregate of 2,970,509 shares of common stock, par value $0.001 per share. Of these, 2,000,001 shares were sold to the Purchasers at a negotiated purchase price of $2.00 per share, for aggregate gross proceeds to the Company of $4,000,002, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. In accordance with the terms of the Securities Purchase Agreement entered on April 14, 2014, the outstanding 2014 Series A Warrants were exchanged for 660,030 shares of common stock, and the outstanding 2014 Series C Warrants were exchanged for 310,478 shares of common stock.

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

Shares and Options Issued to Independent Directors

In March 2015, the Company entered into restricted stock award agreements under the 2014 Omnibus Long-Term Incentive Plan with three independent directors of the Board. The Company agreed to grant 12,195 shares of the Company’s common stock to each of these independent directors with a grant date of March 24, 2015. The restricted period lapses as to 25% of the restricted stock on September 30, 2015, December 31, 2015, March 31, 2016 and September 30, 2016, subject to the director remaining in the continuous service of the Company or its affiliates on each applicable vesting date. The fair value of these shares was $119,999, which was calculated based on the stock price of $3.28 per share on March 24, 2015. During the nine and three months ended September 30, 2016, the Company amortized $26,959 and $0 as directors’ stock compensation expenses, respectively.

In May 2015, the Company entered into a restricted stock award agreement under the 2014 Omnibus Long-Term Incentive Plan with a new independent director. The Company agreed to grant 12,195 shares of the Company’s common stock to the new independent director with a grant date of May 19, 2015. The restricted period lapsed as to 25% of the restricted stock on September 30, 2015, December 31, 2015, March 31, 2016 and September 30, 2016, subject to the director remaining in the continuous service of the Company or its affiliates on each applicable vesting date. The fair value of these shares was $38,292, which was calculated based on the stock price of $3.14 per share on May 19, 2015. During the nine and three months ended September 30, 2016, the Company amortized $14,478 and $0 as directors’ stock compensation expenses, respectively.

On August 9, 2016, the Board approved a restricted stock award agreement under the 2014 Omnibus Long-Term Incentive Plan with four independent directors. The Company agreed to grant $40,000 worth of stocks to each of its four independent directors. The restricted period lapses as to 25% of the restricted stock granted vested on September 30, 2016 based on the closing price of common stock on Nasdaq as of August 9, 2016, 25% of the restricted stock granted vested on December 31, 2016 based on the closing price of common stock on Nasdaq as of September 30, 2016, 25% of the restricted stock granted vested on March 31, 2017 based on the closing price of common stock on Nasdaq as of December 31, 2016, and 25% of the restricted stock granted vested on June 30, 2017 based on the closing price of common stock on Nasdaq as of March 31, 2017. During the nine and three months ended September 30, 2017, the Company amortized $96,438 and $17,096 as directors’ stock compensation expenses, respectively. During the nine and three months ended September 30, 2016, the Company amortized $23,233 as directors’ stock compensation expenses.

On April 10, 2017, the Company entered into restricted stock award agreements under 2014 Omnibus Long-Term Incentive Plan with a new independent director of the Board. The Company agreed to grant $20,000 worth of stock to the independent director with a grant date on April 10, 2017. The restricted period lapses as of 50% of the restricted stock granted vested on April 10, 2017 based on the closing price of common stock on Nasdaq as of April 10, 2017, and 50% of the restricted stock granted vested on June 30, 2017 based on the closing price of common stock on Nasdaq as of June 30, 2017. During the nine and three months ended September 30, 2017, the Company amortized $13,699 and $5,041 as directors’ stock compensation expenses, respectively.

On September 26, 2017 (the “Grant Date”), the Company entered into stock option agreements under the 2014 Omnibus Long-Term Incentive Plan with the three independent members of the board of directors. The Company agreed to grant the Company’s three independent directors options to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $1.65 per shares, with a term of 5 years. Twenty-five percent (25%) of those stock options vested or will vest on the September 30, 2017, 25% on December 31, 2017, 25% on March 31, 2018, and the remaining 25% will vest on June 30, 2018, subject to the director remaining in the continuous service of the Company or its affiliates on each applicable vesting date.

The fair value of the stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”). The BSOPM has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk-free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The fair value of the option granted to of the independent directors is recognized as director fee over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions, estimated life of five years, volatility of 84%, risk free interest rate of 0.15%, and dividend yield of 0%. The fair value of 300,000 stock options was $324,907 at the grant date. During the nine and three months ended September 30, 2017, the Company recorded $81,227 as directors’ stock compensation expenses.

Shares Issued to Employees and Service Providers

On May 18, 2016, the Company entered into agreements with three designers for product design services for a term of 24 months. The Company agreed to grant each designer 240,000 shares of the Company’s common stock. Twenty five percent (25%) of those shares vested or will vest on May 31, 2016, 25% on December 18, 2016, 25% on June 18, 2017 and the remaining 25% on December 18, 2017. The fair value of these shares was $388,800, which was calculated based on the stock price of $0.54 per share on May 18, 2016, the date the agreement was executed, and will be amortized over the service term. During the nine months ended September 30, 2017 and 2016, the Company amortized $145,401 and $72,434 as stock compensation expenses, respectively; and $48,999 for the three months ended September 30, 2017 and 2016.

On November 14, 2016, the Company entered into an employment agreement with an executive for one year. The Company agreed to grant an award of 30,000 restricted Stock Units to the executive pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $92,100, which was calculated based on the stock price of $3.07 per share on November 11, 2016, the date the awards were determined by the Compensation Committee of the Board. Twenty-five percent (25%) of those shares vested on December 30, 2016, 25% on March 31, 2017, 25% on June 30, 2017 and the remaining 25% vest on September 30, 2017. During the nine and three months ended September 30, 2017, the Company amortized $68,886 and $23,214 as stock compensation, respectively.

On November 15, 2016, the Company entered into an agreement with a designer for furniture design services effective on November 15, 2016 for 1 year. The Company agreed to grant the designer 100,000 shares of the Company’s common stock. The fair value of the 100,000 shares was $294,000, which was calculated based on the stock price of $2.94 per share on November 15, 2016 and will be amortized over the service term. Twenty-five percent (25%) of those shares vested on February 15, 2017, 25% on May 15, 2017, 25% will vest on August 15, 2017 and the remaining 25% will vest on November 15, 2017. During the nine and three months ended September 30, 2017, the Company amortized $220,500 and $73,500 as stock compensation, respectively.

Options Issued to Employees

On August 29, 2017 (the “Grant Date”), the Board approved option grants to the Company’s employees to purchase an aggregate of 780,000 shares of the Company’s common stock (including options to purchase 100,000 shares and 35,000 shares to the Company’s President and CFO, respectively) at an exercise price of $1.26 per shares, with a term of 5 years, pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. Fifty percent (50%) of those stock options vested immediately, and the remaining 50% will vest on the six-month anniversary of the Grant Date.

The fair value of the stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”) as described in options to independent directors above. The fair value of the option granted to employees is recognized as compensation expense over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions, estimated life of ten years, volatility of 84%, risk free interest rate of 0.16%, and dividend yield of 0%. The fair value of 780,000 stock options was $643,182 at the grant date. During the nine and three months ended September 30, 2017, the Company recorded $321,591 as stock compensation.

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Term in Years

Granted	1,080,000	$1.37		5.00
Exercised	-	-		-
Forfeited		-		-
Outstanding at September 30, 2017	1,080,000	$1.37	315,000	4.93
Exercisable at September 30, 2017	465,000	$1.32	156,750	4.92

(1)
The intrinsic value of the stock options at September 30, 2017 is the amount by which the market value of the Company’s common stock of $1.66 as of September 30, 2017 exceeds the exercise price of the option.

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

At September 30, 2017 and December 31, 2016, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital.

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

Note 13 - Geographical Sales

Geographical distribution of sales consisted of the following for the nine and three months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		Three Months Ended September 30,
Geographical Areas	2017	2016	2017	2016
North America	$37,158,028	$52,539,699	$11,900,592	$22,529,655
Europe	3,456,045	10,739,127	-	2,932,288
Australia	24,690,606	3,445,635	17,992,912	1,356,201
Asia*	5,020,746	3,596,850	3,329,121	1,748,750
Hong Kong	461,943	2,194,115	-	1,897,420
Other countries	26,046	233,546	-	74,604
	$70,813,414	$72,748,972	$33,222,625	$30,538,918

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

On January 7, 2014, the Company entered into a sublease agreement with Diamond Bar for warehouse space with a five-year term commencing on November 1, 2013 and expiring on October 31, 2018. The Company subleased a portion of its warehouse space to one of its customers with a one-year term commencing on December 1, 2013 and expiring on November 30, 2014, which has been renewed every year with the current term expiring on October 31, 2017.  On October 24, 2017, the Company renewed the sublease agreement with this customer for another one-year term commencing on November 1, 2017 and expiring on October 31, 2018. The sublease income of $5,400 per month was recorded against the rental expense. During the nine months ended September 30, 2017 and 2016, the Company recorded $48,600 and $60,231 sublease income, respectively; and $16,200 and $20,077 for the three months ended September 30, 2017 and 2016, respectively.

On September 19, 2013, Bright Swallow entered into a lease agreement for office space in Hong Kong with a two year term, commencing on October 1, 2013 and expiring on September 30, 2015.  On September 15, 2015, Bright Swallow renewed the lease for another two year term, commencing on October 1, 2015 and expiring on September 30, 2017. On September 13, 2017, Bright Swallow renewed the lease for another two year term, commencing on October 1, 2017 and expiring on September 30, 2019. The monthly rental payment is 20,000 Hong Kong Dollars ($2,560).

The Company has entered into several lease agreements for office and warehouse space in Commerce, California and showroom space in Las Vegas, Nevada and High Point, North Carolina on monthly or annual terms.

Total rental expense from continuing operations for the nine months ended September 30, 2017 and 2016 was $597,103 and $510,018, respectively; and $224,349 and $180,528 for the three months ended September 30, 2017 and 2016. The rental expense is recorded on a straight-line basis over the term of the lease.

The total minimum future lease payments are as follows:

12 Months Ending September 30,	Amount
2018	$596,600
2019	77,991
2020	-
2021	-
2022	-
Thereafter	-
Total	$674,591

Employment Agreements

On May 3, 2013, the Company entered into an amended and restated employment agreement with Thanh H. Lam to serve as the Company’s president for a five-year term. The agreement provides for an annual salary of $80,000, a grant of 200,000 shares of the Company’s common stock and an annual bonus at the sole discretion of the Board. The 200,000 shares to be issued to Ms. Lam are subject to the terms of a stock award agreement. The first 50,000 shares of common stock were vested immediately, and the remaining shares vest at 50,000 shares per year for three years on each anniversary of the effective date of the stock award agreement. The fair value of the shares was based on the stock price of $3.82 per share on May 3, 2013. During the nine months ended September 30, 2017 and 2016, the Company recorded $0 and $64,626, as stock-based compensation to Ms. Lam, respectively. During the three months ended September 30, 2017 and 2016, the Company recorded $0, as stock compensation to Ms. Lam, respectively. On July 24, 2017, the Company and Thanh H. Lam entered into an amendment (the “Amendment”) to her amended and restated employment agreement, pursuant to which she serves as the Company’s Chief Executive Officer and President.  The Amendment increased the annual salary of Ms. Lam from $80,000 to $100,000.

On March 21, 2016, the Company granted Restricted Stock Units to Ya Ming (Jeffrey) Wong (the Company’s former CEO), Yuen Ching (Sammy) Ho, the Company’s former CFO, and Thanh H. Lam, the Company’s President. Each of them will receive a grant of 100,000 Restricted Stock Units (“RSU”). The fair value of the 300,000 shares of RSU was $360,000, which was calculated based on the stock price of $1.20 per share on March 21, 2016. The RSU grants, to the extent not forfeited, have fully vested. During the nine months ended September 30, 2017 and 2016, the Company recorded $0 and $270,000, as stock-based compensation to the officers, respectively. During the three months ended September 30, 2017 and 2016, the Company recorded $0 and $90,000, as stock-based compensation to the officers, respectively.

On March 25, 2016, the Company entered into one-year employment agreements, effective as of November 11, 2015, with Mr. Ya Ming (Jeffrey) Wong and Mr. Yuen Ching (Sammy) Ho to serve as the Company’s CEO and CFO, respectively. These agreements were in substantially the same form as the previous one-year employment agreements entered into on March 25, 2015 (which expired by their terms), and provide for annual salaries of $100,000 for Mr. Wong and $80,000 for Mr. Ho, and annual bonuses at the sole discretion of the Board of Directors. The employment agreements also reflect the RSU grants described in the immediately preceding paragraph. On October 3, 2016, Mr. Wong resigned his position as CEO, terminated his employment agreement, and forfeited 25,000 RSUs granted to him under such agreement. On August 15, 2017, Mr. Ho resigned his position as CFO and terminated his employment agreement.

On August 22, 2017, the Company entered into a one-year employment agreement, effective as of August 22, 2017, with Jeffery Chuang, the Company’s new CFO. The employment agreement provided for an annual salary of $50,000 to CFO and annual bonuses at the sole discretion of the Board of Directors. The employment agreement also provides for a grant of options to purchase 35,000 shares of the Company’s common stock, which was described in the Note 11 – Stockholders’ equity.

Note 15 - Subsequent Events

The Company has evaluated all events that have occurred subsequent to September 30, 2017 through the issuance of the consolidated financial statements and the following subsequent event has been identified.

On October 24, 2017, the Company renewed the sublease agreement with its one of its customers for a one-year term commencing on November 1, 2017 and expiring on October 31, 2018.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our 2016 Form 10-K. All references to the third quarter and first nine months of 2017 and 2016 mean the three and nine-month periods ended September 30, 2017 and 2016, respectively.  In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2016 Form 10-K.

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

Principal Factors Affecting Our Financial Performance

Significant factors that we believe could affect our operating results are the (i) prices of our products to our international retailer and wholesaler customers and their markups to end consumers; (ii) consumer acceptance of our new brands and product collections; and (iii) general economic conditions in the U.S., Canadian, European and other international markets. We believe most of our customers are willing to pay higher prices for our high quality and stylish products, timely delivery and strong production capacity, which we expect will allow us to maintain high gross profit margins for our products. We have diversified our products by acquiring the Diamond Sofa brand in the U.S. market and developing higher-margin products for the U.S. and international markets, and acquiring Bright Swallow for the Canadian market. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites also should allow us to maintain our high gross profit margins. Some markets remain challenging because such markets are experiencing a slower than anticipated recovery since the international financial crisis that began in 2008. However, we believe that discretionary purchases of furniture by middle to upper middle-income consumers, our target global consumer market, will increase along with expected growth in the worldwide furniture trade and the recovery of housing markets. Furthermore, we believe that our expansion of direct sales in the U.S. will have a positive impact on our net sales and net income, while helping to diversify our customer base and end consumer markets.

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

Results of Operations

Comparison of three months Ended September 30, 2017 and 2016

The following table sets forth the results of our operations for the three months ended September 30, 2017 and 2016. Certain columns may not add due to rounding.

	Three Months Ended September 30,
	2017		2016
	$	% of Sales	$	% of Sales
Net sales	33,222,625		30,538,918
Cost of sales	(27,323,972)	(82%)	(25,935,832)	(85%)
Gross profit	5,898,653	18%	4,603,086	15%
Operating expenses	(3,128,520)	(9%)	(3,541,885)	(12%)
Income from operations	2,770,133	8%	1,061,201	3%
Other expenses, net	(75,534)	(-%)	(116,926)	(-%)
Income tax benefit	(262,034)	(1%)	(100,656)	(-%)
Income from continuing operations	2,956,633	9%	1,044,931	3%
Loss from discontinued operations	-	-	(743,594)	(2%)
Net income	2,956,633	9%	301,337	1%

Net Sales

Net sales for the three months ended September 30, 2017, were $33.22 million, an increase of 9% from $30.54 million in the same period of 2016. This increase in net sales resulted primarily from an 82% increase in average selling price, which was partially offset by a 40% decrease in sales volume. Our largest selling product categories in the three months ended September 30, 2017 were television cabinets, sofas and dining tables, which accounted for approximately 48%, 32% and 6% of sales, respectively. Our largest selling product categories in the three months ended September 30, 2016 were sofas, beds and dining tables, which accounted for approximately 57%, 15% and 6% of sales, respectively.

The $2.68 million increase in net sales in the three months ended September 30, 2017, compared to the same period of 2016, was mainly due to increased sales to Australia and Asia.  Australia sales increased by 1,227% to $17.99 million in the three months ended September 30, 2017, compared to $1.36 million in the same period of 2016, primarily as a result of increased sales orders from one of our customers who was involved in projects in many hotels and apartments during the third quarter of 2017. We do not anticipate that such significant sales orders will continue in the near future from this client. North American sales decreased 47% to $11.90 million in the three months ended September 30, 2017, compared to $22.53 million in the same period of 2016, primarily due to the abandonment of sales of lower price and quality products after the sale of our factory in China in connection with our discontinued operations. We aggressively changed our product mix and our sales and marketing strategies to offer high margin products to customers. Sales to Asia, excluding Hong Kong, were $3.33 million in the three months ended September 30, 2017, an increase of 90% from $1.75 million in the same period of 2016, primarily due to the increases of sales orders from customers in the region. We had no sales to Europe, Hong Kong, and other countries in the three months ended September 30, 2017, compared to $4.90 million in the same period of 2016, primarily due to the fact that we stopped selling low margin products to customers. We aggressively changed our sales strategy to aim for sales of high margin products. We will continue to pursue marketing efforts in these regions and we anticipate that sales to these regions will increase in near future.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers. Total cost of sales increased by 5% to $27.32 million in the three months ended September 30, 2017, compared to $25.94 million in the same period of 2016, due primarily to the increase in net sales. Cost of sales as a percentage of sales decreased to 82% in the three months ended September 30, 2017, compared to 85% in the same period of 2016. The decrease in cost of sales as a percentage of sales resulted primarily from the decreased cost of products purchased from third parties.

Gross Profit

Gross profit increased by 28% to $5.90 million in the three months ended September 30, 2017, compared to $4.60 million in the same period of 2016. Our gross profit margin increased to 18% in the three months ended September 30, 2017, compared to 15% in the same period of 2016. The increase in gross profit margin resulted primarily from decreased cost of sales as a percentage of net sales, which was mainly due to a decreased cost of products purchased from third parties.

Operating Expenses

Operating expenses consist of selling and general and administrative expenses and research and development expenses. Operating expenses were $3.13 million in the three months ended September 30, 2017, compared to $3.54 million in the same period of 2016. Selling expenses decreased by 51% or $1.05 million to $1.00 million in the three months ended September 30, 2017, from $2.05 million in the same period of 2016, due primarily to decreased sales and marketing expense since we decreased advertising on shows and television in the U.S. General and administrative expense increased by 42%, or $0.63 million, to $2.12 million in the three months ended September 30, 2017, from $1.49 million in the same period of 2016, primarily due to increases in stock compensation of approximately $477,000 and amortization expense of approximately $231,000 on our intangible assets (see note 6 to our condensed consolidated financial statements), notwithstanding a decrease in bad debt expense of approximately $274,000.

Other Expenses, Net

Other expenses, net was $75,534 in the three months ended September 30, 2017, compared with $116,926 in the same period of 2016, representing a decrease in other expense of $0.04 million. The decrease in other expense was due primarily to the decreased interest expense on our lines of credit to $40,932 in the three months ended September 30, 2017 from $96,535 in the same period of 2016, which was partially offset by a decrease in non-operating income of $16,623 to $0 in the three month ended September 30, 2017 from $16,623 in the same period of 2016.

Income Tax Benefit

Income tax benefit was $262,034 in the three months ended September 30, 2017, compared with $100,656 of income tax benefit in the same period of 2016.  The increase of income tax benefit was mainly due to the reversal of our prior year ASC 740-10 (FIN 48) reverses due to the expiration of the statute of limitation.

Loss from Discontinued Operations

The subsidiaries that were sold on October 25, 2016, Nova Dongguan, Nova Museum, and Ding Nuo, are reported as discontinued operations in our condensed consolidated financial statements. Loss from discontinued operations, net of tax, was approximately $0.74 million for the three months ended September 30, 2016.

Net Income

As a result of the foregoing, our net income was $2.96 million in the three months ended September 30, 2017, compared with $0.30 million in the same period of 2016. Our net profit margin from continuing operations was 8.90% in the three months ended September 30, 2017, as compared with 3.42% of net profit margin from continuing operations and 1% of net profit margin in the same period of 2016.

Comparison of Nine Months Ended September 30, 2017 and 2016

The following table sets forth the results of our operations for the nine months ended September 30, 2017 and 2016. Certain columns may not add due to rounding.

	Nine Months Ended September 30,
	2017		2016
	$	% of Sales	$	% of Sales
Net sales	70,813,414		72,748,972
Cost of sales	(58,741,122)	(83%)	(62,091,435)	(85%)
Gross profit	12,072,292	17%	10,657,537	15%
Operating expenses	(10,298,665)	(15%)	(9,114,324)	(13%)
Income from operations	1,773,627	3%	1,543,213	2%
Other expenses, net	(218,955)	(-%)	(293,884)	(-%)
Income tax (benefit) expense	(750,037)	(1%)	60,063	-%
Income from continuing operations	2,304,709	3%	1,189,266	2%
Loss from discontinued operations	-	-	(1,476,572)	(2%)
Net income (loss)	2,304,709	3%	(287,306)	(-%)

Net Sales

Net sales for the nine months ended September 30, 2017, were $70.81 million, a decrease of 3% from $72.75 million in the same period of 2016. This decrease in net sales resulted primarily from a 40% decrease in sales volume, which was partially offset by a 64% increase in average selling price.   Our largest selling product categories in the nine months ended September 30, 2017 were sofas, television cabinets and beds, which accounted for approximately 56%, 22% and 9% of sales, respectively, for the nine months ended September 30, 2017. In the nine months ended September 30, 2016, the largest three selling categories were sofas, beds and dining tables, which accounted for 59%, 9% and 8% of sales, respectively, for the nine months ended September 30, 2016.

The $1.94 million decrease in net sales in the nine months ended September 30, 2017, compared to the same period of 2016, includes a $15.38 million decrease in sales in North America and $7.28 million decrease in sales in Europe, partially offset by a $21.24 million increase in sales in Australia. North American sales decreased by 29% to $37.16 million in the nine months ended September 30, 2017, compared to $52.54 million in the same period of 2016, primarily due to the abandonment of sales of lower price and quality products after the sale of our factory in China in connection with our discontinued operations. We aggressively changed to our product mix and our sales and marketing strategies targeted at high-end products and customers. Sales to Europe were $3.46 million in the nine months ended September 30, 2017, a decrease of 68% from $10.74 million in the same period of 2016 and Hong Kong sales decreased by 79% to $0.46 million in the nine months ended September 30, 2017, compared to $2.19 million in the same period of 2016. Sales in these regions decreased as we gradually stopped selling low margin products to customers. We changed our sale strategy to selling high margin products. We will continue to maintain our marketing efforts in those regions. Sales to Australia increased to $24.69 million in the nine months ended September 30, 2017, compared to $3.45 million in the same period of 2016, primarily as a result of increased sales orders from one of our customers who was involved in projects in many hotels and apartments during the third quarter of 2017. We do not anticipate that such significant sales orders will continue in the near future from that customer. Sales to Asia, excluding Hong Kong, increased by 40% to $5.02 million in the nine months ended September 30, 2016, compared to $3.60 million in the same period of 2016, primarily due to the increases of sales orders of our products.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers. Total cost of sales decreased by 5% to $58.74 million in the nine months ended September 30, 2017, compared to $62.09 million in the same period of 2016. The decrease of products purchased from third party manufacturers is primarily due to the decrease of our sales orders in the nine months ended September 30, 2017. Cost of sales as a percentage of sales decreased to 83% in the nine months ended September 30, 2017, compared to 85% in the same period of 2016. The decrease in cost of sales as a percentage of sales from the nine months ended September 30, 2017 compared to the same period during 2016 resulted primarily from the decreased cost of products purchased from third parties.

Gross Profit

Gross profit increased by 13% to $12.07 million in the nine months ended September 30, 2017, compared to $10.66 million in the same period of 2016. Our gross profit margin increased to 17% in the nine months ended September 30, 2017, compared to 15% in the same period of 2016. The increase in gross profit margin resulted primarily from decreased cost of sales as a percentage of net sales, which was due primarily to a decreased cost of products purchased from third parties.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development expenses. Operating expenses were $10.30 million in the nine months ended September 30, 2017, compared to $9.11 million in the same period of 2016. Selling expenses decreased by 38% or $1.67 million to $2.69 million in the nine months ended September 30, 2017, from $4.36 million in the same period of 2016, due primarily to decreased sales and marketing expense since we decreased advertising on shows and television in the U.S. General and administrative expense increased by 60% or $2.85 million to $7.61 million in the nine months ended September 30, 2017, from $4.76 million in the same period of 2016, primarily due to changes in increased bad debt expense of approximately $169,000, share-based compensation of approximately $557,000, amortization expense of approximately $684,000 on our intangible assets (see note 6 to our condensed consolidated financial statements), and termination cost on Academic E-commerce platform of approximately $800,000 (see note 7 to our condensed consolidated financial statements).

Other Expenses, Net

Other expenses, net, was $218,955 in the nine months ended September 30, 2017, compared with other expense, net, of $293,884 in the same period of 2016, representing a decrease in other expense of $0.07 million. The decrease in other expense was due primarily to the decreased interest expense on our lines of credit to $133,093 in the nine months ended September 30, 2017 from $241,202 of interest expense in the same period of 2016, partially offset by a decrease of non-operating income of $40,197.

Income Tax Benefit (Expense)

Income tax benefit was $750,037 in the nine months ended September 30, 2017, compared with $60,063 of income tax expense in the same period of 2016.  The income tax benefit in 2017 was mainly due to net loss of the parent company, partially offset by net income of Diamond Bar. The income tax benefit in 2017 also resulted from the reversal of our prior year ASC 740-10 (FIN 48) reserves due the expiration of the statute of limitations.

Loss from Discontinued Operations

The subsidiaries that were sold on October 25, 2016, Nova Dongguan, Nova Museum, and Ding Nuo, are reported as discontinued operations in our condensed consolidated financial statements. Loss from discontinued operations, net of tax, was approximately $1.48 million for the nine months ended September 30, 2016.

Net Income (Loss)

Net income was $2.30 million in the nine months ended September 30, 2017, as compared with $0.29 million of net loss for the same period of 2016. This increase in net income was mainly due to the loss from discontinued operations of $1.48 million in the nine months ended September 30, 2016, and the income tax benefit of $0.75 million in the nine month ended September 30, 2017, compared with $60,063 of income tax expense in the same period of 2016. Our net profit margin from continuing operations was 3% in the nine months ended September 30, 2017, as compared with 2% of net profit margin from continuing operations and 0.4% of net loss margin for the same period of 2016.

Liquidity and Capital Resources

Our principal demands for liquidity related to our efforts to increase sales, to purchase inventory, and for expenditures related to sales distribution and general corporate purposes. We intend to meet our liquidity requirements, including capital expenditures related to purchase of inventories and the expansion of our business, primarily through cash flow provided by operations and collections of accounts receivable, and credit facilities from banks.

As we continue to execute our growth strategy focused on aggressively expanding sales, particularly in the U.S., we remain focused on improving net margins and bottom line growth.  As noted above, we have in recent periods found it necessary to increase reliance on third party providers in order to meet demand for particular products required by certain of our customers. We also believe that there is elasticity in pricing our higher end products and an ongoing opportunity to improve our product mix, which should help us to stay in step with cost increases.

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

We had net working capital of $65,834,526 at September 30, 2017, an increase of $7.43 million from net working capital of $58,407,707 at December 31, 2016. The ratio of current assets to current liabilities was 73.51-to-1 at September 30, 2017.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2017 and 2016:

	2017	2016
Cash (used in) provided by:
Operating activities	$(5,362,462)	$(1,465,248)
Investing activities	8,232,557	5,274,558
Financing activities	(4,655,801)	1,409,387

Net cash used in operating activities was $5.36 million in the nine months ended September 30, 2017, an increase of cash outflow of $3.90 million from $1.47 million of cash used in operating activities in the same period of 2016. The increase in cash outflow was attributable primarily to an increased cash outflow of $8.28 million from advances to suppliers, compared with $3.61 million inflow in the same period of 2016 due to strategic prepayments for inventory purchases to receive vendor discounts. We increased the prepayment amount by approximately $8.49 million to one of our mattress suppliers who is manufacturer in U.S., comparing with the same period of 2016, due to we would like to sell more mattress in U.S. market because of higher profit margin comparing with our other products.  We also had increased cash outflow from inventories of $3.94 million in the nine months ended September 30, 2017, compared to $0.24 million of cash inflow in the same period of 2016, and an increased cash outflow for accounts payable of $2.21 million during the nine months ended September 30, 2017, compared to $0.13 million inflow in the same period of 2016. We had cash inflow from accounts receivable of $4.96 million during the nine months ended September 30, 2017, compared to $0.56 million outflow in the same period of 2016.  This increase was mainly due to the improved collection of accounts receivable. Net operating cash outflow from our discontinued operations was $0.17 million in the nine months ended September 30, 2016.

Net cash provided by investing activities was $8.23 million in the nine months ended September 30, 2017, an increase of cash inflow of $2.96 million from $5.27 million inflow in the same period of 2016. In the nine months ended September 30, 2017, we received a cash inflow of $15.84 million from debt repayment from unrelated parties, an inflow of $1.25 million on collection of an assignment fee, which were partially offset by a cash outflow from advances to unrelated parties of $8.84 million, and a cash outflow of $17,443 from purchase of property and equipment. In the nine months ended September 30, 2016, we had cash received of $5.50 million from buyer, and paid $7,272 for purchasing property and equipment. Net investing cash outflow from our discontinued operations was $218,170 in the nine months ended September 30, 2016.

Net cash used in financing activities was $4.66 million in the nine months ended September 30, 2017, an increase of cash outflow of $5.71 million from cash inflow of $1.05 million in the same period of 2016. In the nine months ended September 30, 2017, we repaid $41.54 million on bank loans, and borrowed $36.88 million from bank loans.  In the nine months ended September 30, 2016, we repaid $29.30 million for bank loans, borrowed $29.83 million from bank loans, and had $0.20 million cash received from warrant exercises.  Net financing cash inflow from discontinued operations was $0.32 million in the nine months ended September 30, 2016.

As of September 30, 2017, we had gross accounts receivable of $37,056,181, of which $31,040,535 was not yet past due, $5,981,718 was less than 90 days past due, $8,660 was over 90 days but within 180 days past due and $25,268 over 180 days past due. We had an allowance for bad debt of $117,362 for accounts receivable. As of October 30, 2017, $2,198,458 accounts receivable outstanding at September 30, 2017 had been collected.

As of October 30, 2017, $45,144,487, or 100%, of accounts receivable outstanding at December 31, 2016 had been collected.

As of September 30, 2017 and December 31, 2016, we had advances to suppliers of $21,951,040 and $13,699,752, respectively. The nature of these supplier prepayments is the payment that is made for goods before we actually receive them. The balances of advances to suppliers have kept increasing in order to secure our purchasing power over new materials and priority position of our production lines with our suppliers, especially when we are introducing eight new product lines in 2017. Also, the decision for such advances is to establish long term relationship with our suppliers.

With the tighten regulations and enforcement on environmental issues in recent years in China where our suppliers are located, many factories have been affected with limited production hours. These advances can secure our products being treated as priorities and lock in the raw material prices with our suppliers. We do not foresee additional risk with the increase of the advances as we have contracts with the suppliers and our QC team is on site to monitor daily production of our suppliers. Based on our past experience, all products and projects have been delivered as promised with the existing suppliers.

For a brand new product, the normal lead time from new product R&D, prototype, mass production to delivery of goods from our suppliers to us is approximately six to nine months after we make advance payments to our suppliers. For other products, the typical time is five months after our advance payment. We will consider the need for a reserve when any suppliers fail to fulfill the orders within the time frame as stipulated in the purchase contracts. As of September 30, 2017 and December 31, 2016, no reserve on supplier prepayments had been made or recorded by us.

In addition, we noticed the increasing demands in antique home furnishing and decorating market such as reclaimed wood flooring and one of the kind antique furniture. Due to the nature of antique furnishing business, funds are required up front in order for suppliers to source and secure these products whenever they are available in the market.

As of October 31, 2017, $13,669,300, or almost 100%, of our advance to suppliers outstanding at December 31, 2016 had been delivered to us in the form of inventory purchase.

The balance of $21,951,040 advance to suppliers outstanding at September 30, 2017 is expected to be delivered to us in the form of inventory purchase through the third quarter in 2018.

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

Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.25% and maturity on June 1, 2015. On June 8, 2015, the bank extended and modified the terms of the loan agreement to extend the line of credit up to a maximum of $6,000,000 until July 31, 2015 and $5,000,000 thereafter with an annual interest rate of 4.25% and maturity on September 1, 2015 (the term of which the bank allowed to extend until the renewal described in the following sentence while the bank conducted its own audit associated therewith). On September 28, 2015, Diamond Bar extended the line of credit up to a maximum of $6,000,000 with annual interest of 3.75% (4% from December 17, 2015) and maturity on June 1, 2017. On January 20, 2016, Diamond Bar increased the line of credit up to a maximum of $8,000,000 with annual interest of 4%. On June 22, 2017, Diamond Bar extended the line of credit to maturity on September 1, 2017. On September 19, 2017, Diamond Bar extended the line of credit to maturity on June 1, 2019. The annual interest was 4.25% as of September 30, 2017. The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of September 30, 2017 and 2016, Diamond Bar had $3,322,040 and $6,129,841 outstanding on the line of credit, respectively.  During the nine months ended September 30, 2017 and 2016, the Company recorded interest expense of $145,857 and $167,381, respectively; and $40,932 and $61,127 for the three months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, Diamond Bar had $4,677,960 available for borrowing without violating any covenants.

The Diamond Bar loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $10 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.500 to 1.000; (iii) the pre-tax income must be not less than 1.000% of total revenue quarterly; and (iv) maintain a current ratio in excess of 1.250 to 1.000. As of September 30, 2017, Diamond Bar was in compliance with the stated covenants.

On January 22, 2015, Nova Macao renewed a line of credit, with an annual interest rate of 4.25% and principal of up to $6,500,000, with a commercial bank in Hong Kong to extend the maturity date to January 29, 2016. On February 16, 2016, Nova Macao extended the maturity date of its line of credit to January 31, 2017, with an annual interest rate of 4% and principal of up to $6,500,000. The loan requires monthly payment of interest and that the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance and was guaranteed by Nova LifeStyle and Diamond Bar.  The Company did not extend the line of credit and paid it off in February 2017. As of September 30, 2017 and 2016, Nova Macao had $0 and $1,848,000 outstanding on the line of credit, respectively. During the nine months ended September 30, 2017 and 2016, the Company paid interest of $13,828 and $57,304, respectively; and $0 and $18,890 for the three months ended September 30, 2017 and 2016, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting
The material weakness previously disclosed in our annual report for the year ended December 31, 2016 and the quarterly reports for the quarters ended March 31, 2017 and June 30, 2017 in our internal control over financial reporting was that we lacked sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements. This material weakness has been remediated since Jeffery Chuang has joined Nova as our CFO since August 22, 2017. Mr. Chuang received his Bachelor of Science in Finance from California State University, Northridge in 1997 and his Master of Science in Taxation from Golden Gate University in 2006. Mr. Chuang is a Certified Public Accountant and is a member of California Society of Certified Public Accountants.

We believe that our remediation measures have significantly remediated the material weakness and management concluded that we have effective internal control over financial reporting as of September 30, 2017.

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

NOVA LIFESTYLE, INC.
(Registrant)
Date: November 13, 2017	By:	/s/ Thanh H. Lam
Thanh H. Lam Chairperson and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2017		/s/ Jeffery Chuang
Jeffery Chuang Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
10.1	Employment Agreement by and between Nova LifeStyle, Inc. and Jeffery Chuang, dated August 22, 2017.*
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith
‡ Furnished herewith

*	Indicates management contract, compensatory agreement or arrangement, in which our directors or executive officers may participate.