Form 10-K
period 2017-12-31
Nova Lifestyle, Inc.
filed 2018-03-29
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Yes  ☐                      No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $40,875,147, computed by reference to $1.51 per share as of June 30, 2017, which is less than $75,000,000.

As of March 23, 2018, there were 27,480,204 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Nova LifeStyle, Inc. Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1. Business

Our Company

Nova LifeStyle, Inc. (“Nova LifeStyle” or the “Company”) is a U.S.-based innovative designer and marketer of contemporary styled residential and commercial furniture. The Company’s products are marketed through wholesale and retail channels as well as various online platforms worldwide.

Nova LifeStyle’s family of brands includes Diamond Sofa (www.diamondsofa.com), Colorful World, Giorgio Mobili, and Bright Swallow.

Our business strength lies in our abilities to quickly adapt to changing marker demand and stay ahead of the latest trends in modern furniture designs. Our customers principally consist of designers, distributors and retailers who cater to mid-level and high end private label home furnishings that have little product overlap within our specific furnishings products or product lines.  Nova LifeStyle is constantly seeking to integrate new sources of distribution and manufacturing that are aligned with our growth strategies, allowing us to continually focus on growing our customer base as well as driving the expansion of our overall distribution and manufacturing relationships worldwide, providing our customers with trendy furnishing solutions.

We generate the majority of our sales as a branding and marketing company with vertically integrated third-party manufacturing capabilities for global furniture distributors and large national retailers. We have established long term relationships with our worldwide customers by providing them with high quality, large scale and cost-effective sourcing solutions.  Our worldwide logistics and delivery capabilities provide our customers with the flexibility to select from our extensive furniture collections tailored for their respective shipments. Our decades of experience accumulated from marketing products to international customers have enabled us to fully integrate the supply scale, product delivery logistics, marketing efficiency and design expertise to address customer demand from established markets in the U.S., Canada, Europe, Australia and the Middle East.

Our History

We are a U.S. holding company that operates through several wholly-owned subsidiaries. We design and market residential and commercial furniture products worldwide. Our subsidiaries include Nova Furniture Limited in the British Virgin Islands (“Nova Furniture”), Nova Furniture Limited in Samoa (“Nova Samoa”), Nova Furniture Macao Commercial Offshore Limited (“Nova Macao”), Bright Swallow International Group Limited (“Bright Swallow”), Diamond Bar Outdoors, Inc. (“Diamond Bar”), and i Design Blockchain Technology, Inc (“i Design”). Nova Macao was organized under the laws of Macao on May 20, 2006. Nova Macao is a wholly owned subsidiary of Nova Furniture.  Diamond Bar, doing business as Diamond Sofa, is a California corporation organized on June 15, 2000, which we acquired pursuant to a stock purchase agreement on August 31, 2011.  On April 24, 2013, we acquired all of the outstanding stock of Bright Swallow which was fully paid at the closing of the acquisition.

On October 24, 2013, Nova Furniture (Dongguan) Co., Ltd. (“Nova Dongguan”) incorporated Dongguan Ding Nuo Household Products Co., Ltd. (“Ding Nuo”) under the laws of the People’s Republic of China (the “PRC”) and contributed capital of RMB 1 million ($162,994). Nova Dongguan made an additional capital contribution of RMB 0.1 million ($16,305) on November 27, 2013 through one of Nova Dongguan’s officers, Mr. Gu Xing Chang, who acted as the nominee shareholder of Ding Nuo.

On September 23, 2016, Nova Furniture, a wholly-owned subsidiary of the Company (the “Seller”), entered into a Share Transfer Agreement (the “Agreement”) with Kuka Design Limited, an unrelated company incorporated in British Virgin Islands (“Kuka Design BVI” or “Buyer”). Pursuant to the terms of the Agreement, the Seller sold all of the outstanding equity interests in Nova Dongguan, a wholly owned subsidiary of the Seller, to the Buyer for a total of $8,500,000 (the “Transaction”), which such value was primarily derived from Nova Dongguan and Nova Dongguan’s wholly owned subsidiary, Nova Museum, and 90.97% owned subsidiary, Ding Nuo. Upon consummation of the Transaction on October 25, 2016, the Buyer became the sole owner of Nova Dongguan.

On November 10, 2016, Nova Furniture entered into a Trademark Assignment Agreement with Kuka Design BVI (“Assignee”).  Pursuant to the terms of the Trademark Assignment Agreement, Nova Furniture agreed to assign to the Assignee its full right to, and title in, the NOVA trademark in China for $6,000,000 (the “Assignment Fee”).  Assignee was to pay the Assignment Fee in two installments: $1,000,000 on or before November 30, 2016, and $5,000,000 on or before December 31, 2016.  As of December 31, 2017, the full balance had been received.

As a result, the operations of Nova Dongguan, Nova Museum and Ding Nuo are now accounted for as discontinued operations in the accompanying consolidated financial statements for all periods presented.

On December 7, 2017, Nova LifeStyle, Inc. incorporated i Design under the laws of the State of California, USA. The purpose of i Design is to build our own blockchain technology team. This new company will focus on application of blockchain technology in the furniture industry, including encouraging and facilitating interactions among designers and customers, and building blockchain-powered platform that enables designers to showcase their products including current and future furniture designs. This company is in a planning stage and has had minimum operations to date.

Our organizational structure is set forth in the following diagram:

Our Products

We design and market modern residential and commercial furniture in diverse markets worldwide. Our products feature urban and contemporary styles, combining comfort and functionality in matching furniture collections and upscale luxury pieces appealing to lifestyle-conscious middle and upper middle-income consumers. Many of our products are segments of multi-component furniture collections in distinctive design styles, attractively priced in the medium and upper-medium ranges. Our product lines feature upholstered, wood and metal-based furniture pieces. We classify our residential products by room~~;~~ designation or series, such as living room, dining room, bedroom and home office series, and by category or product types such as sofas, chairs, dining tables, beds, entertainment consoles, cabinets and cupboards. Our largest selling product categories for the year ended December 31, 2017 were sofas, TV cabinets and beds, which respectively accounted for approximately 54%, 16% and 10% of 2017 sales, respectively. For the year ended December 31, 2016, our largest selling product categories were sofas, beds and dining tables, which accounted for approximately 61%, 11% and 7% of sales in 2016, respectively. Our products are manufactured primarily from medium-density fiberboard, or MDF board, and particleboard covered with veneers or lacquers and combined with other materials, including steel, glass, marble, leather and fabrics.

Our product offerings consist of a mix of furnishings designed by us, and sourced from third party manufacturers that are supervised under our rigorous quality control processes. Through market research, customer feedback, and ongoing design development, we identify the latest trends and customer needs in target markets to develop new products, collections and brands. Our product collections are designed to appeal to consumer preferences in specific markets. We develop both individual furniture pieces and complete furniture collections that equip an entire home which feature matching furniture suites, providing convenient home furnishing options for lifestyle-conscious consumers.

We generally introduce new collections and launch new design styles at international furniture exhibitions or trade fairs. Our products are displayed in our showrooms. We further support our new product launches with product brochures and online marketing campaigns. Our staff collects customer feedback and collaborates with customers worldwide to design store and showroom layouts. In marketing materials, we highlight matching furniture collections by displaying complete and fully accessorized whole-room settings instead of individual furniture pieces. We believe that such in-store presentations provide convenient, one-stop solutions to customers, and thus incentivize clients to purchase an entire room of furniture from us instead of shopping for individual pieces offered by different brands or manufacturers. Our products are designed by our own designers. Customer orders are filled by third party manufacturers under our direct quality control. We believe that our products feature superior materials, attractive appearances, superb functionalities and satisfying price points generally desired by today’s middle to upper middle-income consumers worldwide.

International Markets

We sell products to the U.S., Canadian, Chinese, Australian, European and Middle Eastern markets under the Diamond Sofa brand. We believe that discretionary purchases of furniture by middle to upper middle-income consumers will continue to increase in the furniture markets worldwide. We also believe that furniture products that feature contemporary design styles such as ours will continue to attract significant customer demand.

In 2017, our products were sold in over 14 countries worldwide, with North America and Australia our principal international markets. Sales to North America accounted for 46.7% and 62.8% of sales in 2017 and 2016, respectively. Sales to Europe accounted for 3.3% and 13.5% of sales in 2017 and 2016, respectively. Sales in this region decreased as expected as we have gradually dropped low-margin products. We changed our marketing strategy by shifting revenue focus to high- margin products. Sales to Australia accounted for 24.3% and 5.3% of sales in 2017 and 2016, respectively. We also expanded sales to other regions, and sales to those regions, primarily in China and other Asian countries, accounted for 25.7% and 18.4% of our total sales in 2017 and 2016, respectively. As we continue to broaden our distribution network, increase direct sales and grow in the emerging markets, we believe that we are well positioned to respond to changing market conditions that will allow us to take advantage of any upturns in the global and local economies of the markets that we serve.

Our global logistics and delivery capabilities provide our customers with the flexibility to select from our extensive furniture collections to address their respective needs. We design and supply our products under our own brands. We also design and ship products for other major brands as their OEM designer or supplier. Our OEM design customers include Actona Company (Denmark), Dormitienda (Spain) and El Dorado Furniture (United States) and others. We offer a wide selection of stand-alone furniture pieces across a variety of product categories and approximately 20 collections developed exclusively for the international markets.   We also sell products under the Diamond Sofa brand to distributors and retailers in North America and South America and to end-user U.S. consumers through third-party shopping portals. Reflecting market demand, our research and development team works closely with customers to timely modify our existing product designs. We also offer custom-designed styles for specific market segments. We believe that we can continue to increase sales both in the U.S. and internationally as we further expand the Diamond Sofa brand. In 2018, we plan to grow both online and offline sales.

Sales and Marketing

Our sales and marketing strategies target middle class, urban consumers, including: (1) direct sales to the U.S. and international customers; (2) internet sales and online marketing campaigns; and (3) participation in exhibitions and trade shows.

We diversify our customer base by increasing direct sales to a broad range of retailers and chain stores across the U.S. and international markets. In August 2011, we acquired Diamond Bar, a California importer and marketer of modern home furniture with market presence in North and South America. In the U.S., Diamond Bar markets its products under the “Diamond Sofa” brand to wholesale distributors and retailers.  Through Diamond Bar’s longstanding customer relationships and distribution capabilities, we plan to continue to solidify the “Diamond Sofa” brand in the U.S., Mexico and South America markets. Through our relationship with St. Joyal, a California-based corporation specializing in business development, management and organizational planning and an investor in us, we plan to continue to expand our direct sales and marketing efforts in North America, and in particular the U.S., which historically is the largest market worldwide for imported furniture. St. Joyal has extensive business contacts with U.S. domestic furniture wholesalers and retailers, through which we have been introduced to some of our current customers in the U.S. We intend to expand the “Diamond Sofa” brand and introduce new brands for direct sales in the U.S. and international markets while continuing to offer custom-made products under private label.

Diamond Bar also currently sells products under the Diamond Sofa brand in the U.S. through third party shopping portals, shipping orders received online directly to the end customer.  We believe that our planned direct-to-consumer online sales and marketing strategies will increase our sales in the U.S. by building our brand awareness and acting as an effective advertising vehicle. We also support new product collections and brand launches with print and online advertising campaigns, participation in furniture exhibitions and by offering product brochures and samples. We provide samples and brochures of new products for international markets to distributors and buyers, as is common in the furniture industry.

We have also historically expanded our market presence through strategic acquisitions. In April 2013, we acquired Bright Swallow International Group Limited (“Bright Swallow”), an established furniture company with a global client base. Bright Swallow has since become an integral part of the Nova LifeStyle family brands. Bright Swallow generated revenues of over $7.0 and $6.90 million for fiscal years 2017 and 2016, respectively, and its complementary product lines as well as broad geographical reach have offered Nova LifeStyle an ideal opportunity to grow its global footprint. One of Bright Swallow’s clients, Canada-based The Brick Limited (www.TheBrick.com) has over 200 store locations.

We gain new customers by attending many international furniture trade shows throughout the year. During these events, we introduce new product offerings and launch new design collections. We believe this marketing process helps us to develop and detect the latest-trends in the marketplace, allowing us to better understand the challenges and opportunities facing distributors and buyers with whom we have long–standing customer relationships. Each year, we present new products at the International Famous Furniture Fair (3F) in Dongguan, China and the China International Furniture Exhibition in Shanghai, China. We also exhibit products under the “Diamond Sofa” brand during the Las Vegas Market (U.S.) and the High Point Market (U.S.) trade shows. Internationally, we participate in trade fairs in collaboration with our customers such as the Actona Company at IMM Cologne (Germany) show and Yeh Brothers during the Interiors Birmingham (United Kingdom) furniture show. We plan to expand our business in the Middle East by attending several furniture exhibitions in those markets. To highlight our latest design collections, we maintain year-round showrooms at Diamond Bar’s headquarters in California as well as the High Point Market and Las Vegas Market.

Suppliers and Manufacturers

We source finished goods from third-party manufacturers to fulfill orders placed by customers through Nova Macao and Diamond Bar for the U.S. and international markets. Our principal suppliers of finished goods in 2017 were Shen Bang Trading Development Ltd., Zhejiang Luxury Trading Company Limited, Chinese Top Holdings Ltd. and Yin Tong Furniture Limited accounting for approximately 17.4%, 24.0%, 12.9%, and 10.4% of our total purchases in 2017, respectively.  By maintaining relationships with multiple suppliers, we benefit from a more stable supply chain and better pricing. If a change of suppliers is necessary, we believe that we can quickly fulfill our requirements from other suppliers without interruptions in order fulfillment.  We monitor our suppliers’ ability to meet our product needs and we participate in quality assurance activities to reinforce our high-quality standards. Our third-party manufacturing contracts are generally of annual or shorter durations. We issue production orders to manufacturers based on individual purchase orders. Our manufacturing relationships are non-exclusive, and we are permitted to procure products from other sources at our discretion.  None of our manufacturing contracts include production volume or purchase commitments on the part of either party. Our third-party manufacturers are responsible for sourcing raw materials, agreeing to produce parts and finished products to our specifications. We hold our suppliers to high quality standards and delivery deadlines. Our quality control procedures may extend to stringent requirements for raw material suppliers.

Customers

Our target end customer is the middle and upper middle-income consumer of residential furniture. In the U.S. and international markets, our sales principally are to furniture distributors and retailers who in turn offer our products under their own brands or under our Diamond Sofa brand. Our largest customers in 2017 were Merlino Lewis LLP, Shanxi Wanqing Senior Care Service, Group and Home Centre LLC, which accounted for 24.3%, 13.7% and 11.5% of our total sales in 2017, respectively. Our two largest customers in 2016 were Shanxi Wanqing Senior Care Service, Group and Actona Company A/S, a global furniture distributor, which accounted for 10.8% and 9.7% of our total sales in 2016, respectively. No other individual customer accounted for greater than 10% of our sales in 2017 or 2016. We plan to increase direct sales to retailers and chain stores worldwide as we continue to diversify our customer base from global furniture distributors.

We are focusing on establishing and growing long-term relationships with our customers. We believe that the majority of our customers view us as a strategic long-term supplier and value the quality of our products, our timely delivery and design capabilities. We generally negotiate renewable supplier agreements with firm pricing on our products, typically for a term of one year, as is customary in the furniture industry, with individual orders made on standard purchase orders. In 2017, we sold products into approximately 14 countries worldwide, with North America and Australia as our principal international markets, while we expanded our sales in other regions. Sales to North America accounted for 47% and 63% of sales in 2017 and 2016, respectively. Sales to Australia accounted for 24% and 5% of sales in 2017 and 2016, respectively. The change was attributed principally to our changing sales and marketing strategy to diversify international sales. Sales to other regions, primarily in Europe, China and Asia, accounted for 29% and 32% of our total sales in 2017 and 2016, respectively. We expect that a majority of our revenues will continue to come from our sales to the U.S. and international markets. We acquired Diamond Bar in August 2011, which has driven expansion of our sales to the U.S., Mexico, and South America through Diamond Bar’s longstanding customer relationships and distribution capabilities. Diamond Bar accounted for 51.2% and 53.7% of Nova Lifestyle’s total sales in 2017 and 2016, respectively, and Nova Macao’s revenues accounted for 42.3% and 38.8% of Nova Lifestyle’s total sales in 2017 and 2016, respectively.  In addition, we anticipate increasing internet sales under the Diamond Sofa brand through third-party shopping portals. We believe that as we expand our broad network of distributors and increase direct sales, our exposure to regional recessions will be reduced and allow us to better capitalize on emerging market trends.

We typically experience stronger third and fourth calendar quarters as our product sales are subject to the seasonality and fluctuations typical of the furniture industry. This industry-based seasonality is generally caused by shipping lead-times to international markets combined with the real estate market slowdown and decrease in furniture consumption commonly experienced during the summer months in the Northern Hemisphere markets in which the majority of our customers are located and our products sell at retail. In addition, we believe that consumer demand for furniture generally reflects sensitivity to overall economic conditions, including, but not limited to, unemployment rates, housing market conditions and consumer confidence.

Competition

The residential furniture industry is large and highly competitive. The industry consists of many manufacturers, distributors and retailers, none of which dominates the fragmented and diverse market. Our products principally compete in the U.S., China, Europe and Australia. The primary competitive factors in these markets for our product price points and target consumers are price, quality, style, marketing, functionality and availability.

In the U.S. and international markets, we compete against other furniture distributors and wholesalers which are mostly located in China and other Southeast Asian countries. We also compete against traditional distributors in North America and Europe. We believe that we have significant competitive advantages over North American and European distributors due to our superb customer service and a history of prompt delivery of high quality products. We offer a broad range of approximately 30 distinct product collections at competitive prices. Our contemporary product designs have styles and functionality that are better than, at least comparable to, those offered by our higher-priced competitors. Our design team closely coordinates with our sales and marketing staff to include customer feedback as part of their ongoing R&D improvement process, thus allows the Company to develop and timely modify products to meet the changing stylistic and functional demands from our worldwide customers. We believe that our decades of product experience and proven performance record offer competitive edges over many other suppliers. In addition to our design and logistical capabilities, we believe that our experience from sourcing custom-made products for distributors presents significant benefits to our customers. We expanded our presence in the North American market through the acquisitions of Diamond Bar in August 2011 and Bright Swallow in 2013. We have since expanded their customer base and integrated their sales channels into our growing marketing network.

Environmental and Regulatory Matters

Our operations are subject to various laws and regulations both domestically and abroad. In the U.S., federal, state and local regulations impose standards on our workplace and our relationship with the environment. For example, the U.S. Environmental Protection Agency, Occupational Safety and Health Administration and other federal agencies have the authority to promulgate regulations that may impact our operations. In particular, we are subject to legislation placing restrictions on our generation, emission, treatment, storage and disposal of materials, substances and wastes. Such legislation includes: the Toxic Substances Control Act; the Resource Conservation and Recovery Act; the Clean Air Act; the Clean Water Act; the Safe Drinking Water Act; and the Comprehensive Environmental Response and the Compensation and Liability Act (also known as Superfund). We are also subject to the requirements of the Consumer Product Safety Commission and the Federal Trade Commission, in addition to regulations concerning employee health and safety matters.  We believe the Company has complied with the relevant federal, state, local and international requirements for environmental protection.

Intellectual Property

We rely on the patent and trademark protection laws in the U.S. to protect our intellectual property and maintain our competitive position in the marketplace. The Company and our subsidiaries currently hold two trademarks registered in the U.S. related to the “Diamond Sofa” brand. We acquired all rights, title and interest in the two registered U.S. trademarks from St. Joyal at a price of $200,000 (which was paid in full at closing) pursuant to a trademark purchase and assignment agreement dated August 31, 2011. In addition, we have registered and maintained numerous internet domain names related to our business, including “novalifestyle.com” and “diamondsofa.com.”

Research and Development

We believe that new product designs are important to our continued success. We actively seek to protect our product designs and brand names under the patent and trademark protection laws in the U.S. and China, but the copying of a product’s appearance is a common and ongoing issue in the furniture industry as manufacturers seek to capitalize on popular designs and features by copying those of their competitors and making subtle changes to avoid infringement claims. To remain competitive, we believe that we must constantly innovate to stay ahead of competitors. We have developed a design process that enables us to better manage the short product life cycles for furniture designs by anticipating and responding quickly to changing consumer preferences. We attend furniture exhibitions worldwide, conduct market research and solicit customer feedback to help us identify new trends and customer needs in our target markets. We then incorporate customer feedback into new product designs. We introduce new product collections annually for the U.S. and international markets. We anticipate introducing new products under the “Diamond Sofa” brand on a quarterly basis for the U.S. market. At least annually, we assess the marketing results for new designs in order to decide whether to continue with a particular line.

We use in-house designers and computer-aided modeling systems to generate design and related development work. We have used independent designers in the past for product design, from which we built prototype furniture pieces for refinement and testing. In 2017 and 2016, we invested $373,935 and $95,877, respectively, on research and development expense. We may increase future investments in R&D based on our growth strategies.

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

Taxation

We are subject to transfer pricing regulations in the U.S. because we are subject to income taxes in the U.S. and conduct operations worldwide through our current subsidiaries. We assess our potential transfer pricing-related liabilities arising from transactions with Nova Macao on a quarterly basis, and we have taken an additional income tax expense for 2017 as a reserve based on management’s reasonable analysis for estimated tax principal, interest and penalties under U.S. transfer pricing regulations because of the recently enacted Tax Cuts and Jobs Act in December 2017 in the United States.

Employees

As of December 31, 2017, we had 33 full time employees worldwide.  Our U.S. corporate office and operations employed 30 full-time employees and our locations in Macau and Hong Kong employed a total of 3 full-time employees. We believe that relations with our employees are satisfactory. We have no collective bargaining agreements with our employees.

Item 1A. Risk Factors

Our business and an investment in our securities are subject to a variety of risks. The following risk factors describe the most significant events, facts or circumstances that could have a material adverse effect upon our business, financial condition, results of operations, ability to implement our business plan and the market price for our securities. Additional risks and uncertainties that presently are not considered material or are not known to us, and therefore are not mentioned herein, may impair our business operations. Many of these events are outside of our control. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

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

Historically, a substantial part of our sales was attributed to a limited number of customers. Sales to our largest customer constituted 24.3% and 10.8% of our total sales in 2017 and 2016, respectively. If the demand for our products decreases in one or more of the markets supplied by our largest customers, or if there are any material social or regulatory changes in these markets, our sales could decline and we could lose market share, any of which could materially harm our business. We do not foresee relying on these same customers for sales generation as we expand our business to increase our internet sales and direct sales to the U.S. and other international markets. We cannot assure you, however, that we will be able to successfully implement these plans.

If we lose our key personnel, or are unable to attract and retain additional qualified personnel, the quality of our services may decline and our business may be adversely affected.

We rely heavily on the expertise, experience and continued services of our senior management, including our Chief Executive Officer, President, Director and Chairperson, Ms. Lam, and our Chief Financial Officer, Mr. Chuang. Loss of their services could adversely affect our ability to achieve our business objectives. Ms. Lam and Mr. Chuang are key factors in our success at establishing relationships within the furniture industry in the U.S. and international market because of their extensive industry experience and reputation. The continued development of our business depends upon their continued employment. We have entered into employment agreements with Ms. Lam and Mr. Chuang that include provisions for non-competition and confidentiality.

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

Management anticipates that our existing capital resources, cash flows from operations, collection of our accounts receivable, and loan facilities, any proceeds from any possible equity financings related to the shelf registration statement on Form S-3 we filed in July 2017, as amended, which became effective on October 12, 2017, will satisfy the liquidity requirements of our business for the next 12 months. However, if available funds are not sufficient to meet our plans for expansion, our plans include pursuing alternative financing arrangements, including additional bank loans based on our good credit rating or funds raised through additional offerings of our equity or debt, if and when we determine such offerings are required. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

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

Our standard payment term for accounts receivable is 30 - 120 days. We give an extended payment term to certain of our major customers of up to 180 days. Our sales to customers in the U.S. and international markets typically are made through letters of credit. We remain subject to negative impacts on our cash flow and liquidity due to the significant period of time our accounts receivable remain outstanding with respect to sales made under the longer payment terms. In 2016, we had accounts receivable turnover of 2.10 on an annualized basis, with sales outstanding of 174 days. In 2017, we had accounts receivable turnover of 2.14 on an annualized basis, with sales outstanding of 170 days. As of December 31, 2017, we had gross accounts receivable of $54,225,489, of which $21,651,964 was not yet past due, $12,766,284 was less than 90 days past due, $19,807,241 was over 90 days but within 180 days past due and $0 over 180 days past due.  We had an allowance for bad debt of $ 218,976 for accounts receivables. The increase in gross accounts receivable was due to, among other things, a 14.9% increase in sales in the year ended December 31, 2017 to $106.49 million, compared to $92.65 million in 2016. Additionally, we have been more lenient towards the collection of accounts receivable from certain major customers to maintain good relationships and to attract new major accounts. While historically our collections have been reasonably assured, delays in collections and the significant period of time our accounts receivable remain outstanding may result in pressure on our cash flow and liquidity. We recognized a loss of $305,519 and $2,603,745 from bad debts from continuing operations during the years ended December 31, 2017 and 2016. The loss in 2016 primarily resulted from the inability to collect accounts receivable from Nova Macao’s customers on time.

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

In 2017, the majority of our products were purchased from foreign suppliers and manufacturers, predominantly in Asia. Our dependence on foreign suppliers means that we may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any upward valuation in the Chinese yuan, the euro, or any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign suppliers. This, in turn, might cause such foreign vendors to demand higher prices for products in their effort to offset any lost profits associated with any currency devaluation, delay product shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs.

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

Increases in income tax rates, changes in income tax laws or disagreements with tax authorities could adversely affect our business, financial condition or results of operations.

We are subject to income taxes in the United States and in certain foreign jurisdictions in which we operate. Increases in income tax rates or other changes in income tax laws that apply to our business could reduce our after-tax income from such jurisdiction and could adversely affect our business, financial condition or results of operations. Our operations outside the United States generate a significant portion of our income. In addition, the United States and many of the other countries in which our products are distributed or sold, including countries in which we have significant operations, have recently made or are actively considering changes to existing tax laws. For example, the Tax Cuts and Jobs Act (the “TCJ Act”) was recently signed into law in the United States. The changes in the TCJ Act are broad and complex and we are continuing to examine the impact the TCJ Act may have on our business and financial results. In accordance with applicable SEC guidance, we recorded a provisional net tax expense in the fourth quarter of 2017 resulting from the enactment of the TCJ Act. This provisional expense is subject to change, possibly materially, due to, among other things, changes in estimates, interpretations and assumptions we have made, changes in Internal Revenue Service (IRS) interpretations, the issuance of new guidance, legislative actions, changes in accounting standards or related interpretations in response to the TCJ Act and future actions by states within the United States that have not yet adopted state-level laws similar to the TCJ Act.

Additional changes in the U.S. tax regime or in how U.S. multinational corporations are taxed on foreign earnings, including changes in how existing tax laws are interpreted or enforced, could adversely affect our business, financial condition or results of operations.

We are also subject to regular reviews, examinations and audits by the IRS and other taxing authorities with respect to income and non-income based taxes both within and outside the United States. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation could differ from our historical provisions and accruals, resulting in an adverse impact on our business, financial condition or results of operations. In addition, in connection with the Organization for Economic Co-operation and Development Base Erosion and Profit Shifting project, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in various countries.

We are subject to warranty claims for our products, which could result in unexpected expense.

Many of our products carry warranties for defects in quality and workmanship. Historically, the amount for return of products, the discount provided to the customers due to defects and cost for the replacement parts has been immaterial. However, we may experience significant expense as the result of future product quality issues, product recalls or product liability claims which may have a material adverse effect on our business. The actual costs of servicing future warranty claims may exceed our expectations and have a material adverse effect on our results of operations, financial condition and cash flows.

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

We are required to establish and maintain internal controls over financial reporting and disclosure controls and procedures and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2017. See “Item 9A. Controls and Procedures.” However, our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls and procedures will prevent all possible errors. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, measures of control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

Future sales of shares of our common stock could adversely affect the prevailing market price of our stock. As of March 23, 2018, Steven Qiang Liu, our largest shareholder and vice president of our subsidiary, Diamond Bar Outdoors, Inc., owned approximately 36% of our outstanding shares of common stock. If Mr. Liu sells a large number of shares, or if we issue a large number of shares, the market price of our stock could decline. Moreover, the perception in the public market that significant shareholders might sell shares of our stock could depress the market for our shares. If such shareholders sell substantial amounts of our common stock in the public market, such sales could create a circumstance commonly referred to as an “overhang,” in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price we deem reasonable or appropriate.

We may issue additional shares of our common stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our shareholders.

Our Articles of Incorporation, as amended, authorize the issuance of up to 75,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2017, there were 46,808,073, authorized and unissued shares of our common stock available for future issuance among which 858,334 shares are issuable upon exercise of outstanding warrants, based on 28,191,927 shares of our common stock outstanding. Although we have no commitments as of the date of this report to issue our securities, we may issue a substantial number of additional shares of our common stock or debt securities to complete a business combination or to raise capital.  On July 13, 2017, we filed a shelf registration statement on Form S-3 under which we may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000.  The shelf registration statement was declared effective as of October 12, 2017.

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

As of March 23, 2018, Steven Qing Liu, our largest shareholder, owned approximately 36% of our outstanding shares of common stock. Mr. Liu may exert significant influence over us, giving him the ability, among other things, to exercise significant control over the election of all or a majority of the Board of Directors and to approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Without the consent of Mr. Liu, we could be prevented from entering into potentially beneficial transactions if such transactions conflict with our principal shareholder’s interests. The interests of Mr. Liu may differ from the interests of our other shareholders.

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

We believe that our existing office and distribution facilities are adequate for current and presently foreseeable operations. In general, our properties are well maintained, considered adequate and being utilized for their intended purposes. See Note 14 to our consolidated financial statements contained herein, which disclose lease agreements.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since January 17, 2014, our common stock has been quoted on The NASDAQ Stock Market under the symbol “NVFY.”

The following table sets forth the range of the high and low bid prices per share of our common stock for each quarter (or portion thereof) as reported on The NASDAQ Stock Market during 2016 and 2017.

	High	Low
2016
First Quarter (through March 31, 2016)	$1.92	$1.00
Second Quarter (through June 30, 2016)	1.29	0.38
Third Quarter (through September 30, 2016)	4.23	0.40
Fourth Quarter (through December 31, 2016)	5.15	1.88

2017
First Quarter (through March 31, 2017)	$2.75	$1.11
Second Quarter (through June 30, 2017)	2.63	1.21
Third Quarter (through September 30, 2017)	1.90	1.06
Fourth Quarter (through December 31, 2017)	2.90	1.30

Holders of Record

On March 23, 2018, there were approximately 45 record holders of record based on information provided by our transfer agent. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

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

Shelf Registration

On July 13, 2017, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000.  The shelf registration statement was declared effective as of October 12, 2017.

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

Discontinued Operations

On September 23, 2016, Nova Furniture, a wholly-owned subsidiary of the Company (the “Seller”), entered into a Share Transfer Agreement (the “Agreement”) with Kuka Design Limited, an unrelated company incorporated in British Virgin Islands (“Kuka Design BVI” or “Buyer”). Pursuant to the terms of the Agreement, the Seller sold all of the outstanding equity interests in Nova Dongguan, a wholly owned subsidiary of the Seller, to the Buyer for a total of $8,500,000 (the “Transaction”), which such value was primarily derived from Nova Dongguan and Nova Dongguan’s wholly owned subsidiary, Nova Museum, and 90.97% owned subsidiary, Ding Nuo. Upon consummation of the Transaction on October 25, 2016, the Buyer became the sole owner of Nova Dongguan.  The purchase price of $8,500,000 was fully paid on October 6, 2016.

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

Principal Factors Affecting Our Financial Performance

Significant factors that we believe could affect our operating results are the (i) prices of our products to our international retailer and wholesaler customers and their markups to end consumers; (ii) consumer acceptance of our new brands and product collections; and (iii) general economic conditions in the U.S., Chinese, Canadian, European and other international markets. We believe most of our customers are willing to pay higher prices for our high quality and stylish products, timely delivery and strong production capacity, which we expect will allow us to maintain high gross profit margins for our products. We have diversified our products by acquiring the Diamond Sofa brand in the U.S. market and developing higher-margin products for the U.S. and international markets, and acquiring Bright Swallow for the Canadian market. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites also should allow us to maintain our high gross profit margins. The markets in North America, and particularly in Europe, remain challenging because such markets are experiencing a slower than anticipated recovery since the international financial crisis. However, we believe that discretionary purchases of furniture by middle to upper middle-income consumers, our target global consumer market, will increase along with expected growth in the worldwide furniture trade and the recovery of housing markets. Furthermore, we believe that our expansion of direct sales in the U.S. will have a positive impact on our net sales and net income, while helping to diversify our customer base and end consumer markets.

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

Accounts Receivable

Our policy is to maintain an allowance for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  We maintained an allowance for bad debt of $218,976 and $3,019,931 as of December 31, 2017 and 2016, respectively. During the years ended December 31, 2017 and 2016, bad debts from continuing operations were $305,519 and $2,603,745, respectively. As of December 31, 2017, we had gross receivable of $54,225,489, of which $19,807,241 was over 90 days but within 180 days past due and $0 over 180 days past due. As of December 31, 2016, we had gross receivable of $45,122,692, of which $7,250,188 was over 90 days but within 180 days past due and $6,301,315 over 180 days past due. The long overdue balances as of December 31, 2016 were mainly related to Nova Macao’s customers in the U.S. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing trade accounts receivable. We determine the allowance based on historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

During the year ended December 31, 2016, bad debts from discontinued operations were $512,978.

Advances to Suppliers

Advances to suppliers are reported net of allowance when we determine that amounts outstanding are not likely to be collected in cash or utilized against purchase of inventories. Based on our historical record and actual practice, we always received goods within 5 to 9 months from the date the advance payment is made. As such, no reserve on supplier prepayments had been made or recorded by us. Any provisions for allowance for advance to suppliers, if deemed necessary, will be included in general and administrative expenses in the consolidated statements of comprehensive income.

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

We follow ASC Topic 740, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.

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

Nova Lifestyle and Diamond Bar are subject to U.S. federal and state corporate income taxes on their taxable income at a rate of up to 21% for taxable years beginning after December 31, 2017 and U.S. corporate income tax on their taxable income of up to 35% for prior tax years. On December 22, 2017, the Tax Cut and Jobs Act (“Tax Act”) was signed into law. The Tax Act introduced a broad range of tax reform measures that significantly change the federal income tax laws. The provisions of the Tax Act that may have significant impact on us include the permanent reduction of the corporate income tax rate from 35% to 21% effective for tax years including or commencing on January 1, 2018, one-time transition tax on post-1986 foreign unremitted earnings, provision for Global Intangible Low Tax Income (“GILTI”), deduction for Foreign Derived Intangible Income (“FDII”), repeal of corporate alternative minimum tax, limitation of various business deductions, and modification of the maximum deduction of net operating loss with no carryback but indefinite carryforward provision. Many provisions in the Tax Act are generally effective in tax years beginning after December 31, 2017. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment.

To the extent that portions of our U.S. taxable income, such as Subpart F income or GILTI, are determined to be from sources outside of the U.S., subject to certain limitations, we may be able to claim foreign tax credits to offset our U.S. income tax liabilities. Any remaining liabilities are accrued in our consolidated statements of comprehensive income and estimated tax payments are made when required by U.S. law.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault.  As alternatives for the product return option, the customers have options of asking a discount from us for the products with quality issues or receiving replacement parts from us at no cost. The amount for return of products, the discount provided to the customers and cost for the replacement parts were immaterial for the years ended December 31, 2017 and 2016.

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

We concluded that we had one reportable segment under ASC 280 because Diamond Bar is a furniture distributor based in California focusing on customers in the US, Bright Swallow is a furniture distributor based in Hong Kong focusing on customers in Canada, and Nova Macao is a furniture distributor based in Macao focusing on international customers. Each of our subsidiaries is operated under the same senior management of our company, and we view the operations of Diamond Bar, Bright Swallow and Nova Macao as a whole for making business decisions.

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

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are in the process of evaluating the impact of adoption of this ASU on the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. In the fourth quarter of 2017, we completed the evaluation of our adoption of ASU 2014-09 (including those subsequently issued updates that clarify ASU 2014-09’s provisions) and finalized our determination of the impact of the guidance on revenue recognition. We do not expect the new revenue standard to have a material impact on our consolidated financial statements.

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 31, 2016, and interim periods within those annual periods. We adopted ASU 2016-09 on January 1, 2017. Upon adoption, we recorded a reduction in deferred tax asset of $0.4 million for previously unrecognized excess tax benefits from stock-based compensation, resulting in a reduction to opening retained earnings. In addition and as provided for under this guidance, we made an accounting policy election to recognize forfeitures as they occur. The adoption of this aspect of the guidance did not have a material impact on our consolidated financial statements and related disclosures.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. We do not expect the standard to have a material impact on us.

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

In January 2017, the FASB issued ASU No. 2017-04, simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

Results of Operations

Comparison of Years Ended December 31, 2017 and 2016

The following table sets forth the results of our operations for the years ended December 31, 2017 and 2016. Certain columns may not add due to rounding.

	Years Ended December 31,
	2017		2016
	$	% of Sales	$	% of Sales
Net sales	106,494,132		92,648,195
Cost of sales	(86,072,895)	(81%)	(79,124,451)	(85%)
Gross profit	20,421,237	19%	13,523,744	15%
Operating expenses	(13,617,367)	(13%)	(14,289,836)	(15%)
Income (loss) from operations	6,803,870	6%	(766,092)	(1%)
Other expenses, net	(279,446)	-%	(362,564)	-%
Income tax expense (benefit)	2,759,813	3%	(836,620)	(1%)
Income (loss) from continuing operations	3,764,611	3%	(292,036)	-%
Loss from discontinued operations	-	-	(826,217)	(1%)
Net income (loss)	3,764,611	3%	(1,118,253)	(1%)

Net Sales

Net sales for the year ended December 31, 2017 were $106.49 million, an increase of 15% from $92.65 million in the same period of 2016. This increase in net sales resulted primarily from a 71% increase in average selling price, which was partially offset by a 33% decrease in sales volume. Our largest selling product categories in the year ended December 31, 2017 were sofas, television cabinets and beds, which accounted for approximately 54%, 16% and 10% of sales, respectively. In the year ended December 31, 2016, the largest three selling categories were sofas, beds and dining tables, which accounted for 61%, 11% and 7% of sales, respectively.

The $13.85 million increase in net sales in the year ended December 31, 2017, compared to the same period of 2016, was mainly due to increased sales to Australia, China and Asia. North American sales decreased by 14.5% to $49.77 million in the year ended December 31, 2017, compared to $58.20 million in 2016. Europe sales decreased by 72.3% to $3.46 million in the year ended December 31, 2017, compared to $12.49 million in the same period of 2016. Hong Kong sales decreased by 81.2% to $0.47 million in the year ended December 31, 2017, compared to $2.50 million in the same period of 2016. Sales in these regions decreased as we gradually stopped selling low margin, low quality products after the sale of our factory in China in connection with our discontinued operations. We aggressively changed our product mix and our sales and marketing strategies targeted at high-end products and customers. We will continue to maintain our marketing efforts in those regions. Sales to Australia increased 431.8% to $25.90 million in the year ended December 31, 2017, compared to $4.87 million in the same period of 2016, primarily as a result of increased sales orders from one of our customers in Australia who was involved in projects in many hotels and apartments during 2017. We do not anticipate that such significant sales orders will continue in the near future from that customer. Sales to China were $14.60 million in the year ended December 31, 2017, an increase of 46.0% from $10.00 million in the same period of 2016, primarily due to increasing sales order from a Chinese customer who is building a senior care facility in China. Sales to Asia, excluding China and Hong Kong, increased by 182.3% to $12.28 million in the year ended December 31, 2017, compared to $4.35 million in the same period of 2016, primarily due to the increases of sales orders from one of our customers who expanded its business in Asia.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers. Total cost of sales increased by 9% to $86.07 million in the year ended December 31, 2017, compared to $79.12 million in the same period of 2016. Cost of sales as a percentage of sales decreased to 81% in the year ended December 31, 2017, compared to 85% in the same period of 2016. The increase in cost of sales in dollar terms resulted primarily from increased costs of higher quality products purchased from third party manufacturers. However, due to our marketing efforts, we were able to secure more high-end customers who are willing to pay such higher prices. As a result, cost of sales as a percentage of sales decreased in 2017.

Gross Profit

Gross profit increased by 51% to $20.42 million in the year ended December 31, 2017, compared to $13.52 million in the same period of 2016. Our gross profit margin increased to 19% in the year ended December 31, 2017, compared to 15% in the same period of 2016. The increase in gross profit margin resulted primarily from decreased cost of sales as a percentage of net sales, which was due primarily to our marketing efforts to secure more high-end customers who are willing to pay higher prices for our products.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development expenses. Operating expenses were $13.62 million in the year ended December 31, 2017, compared to $14.29 million in the same period of 2016. Selling expenses decreased by 22% or $1.19 million to $4.13 million in the year ended December 31, 2017, from $5.32 million in the same period of 2016, due primarily to decreased sales and marketing expenses since we decreased advertising on shows and television in the U.S. General and administrative expense increased by 6% or $0.52 million to $9.49 million in the year ended December 31, 2017, from $8.97 million in the same period of 2016, primarily due to increase in amortization expense of approximately $0.92 million on our intangible assets (see note 6 to our consolidated financial statements), increase in consulting fees and entertaining and travelling expenses of approximately $0.65 million  and $0.25 million, respectively, and a one-time termination cost on Academic E-commerce platform of approximately $0.80 million (see note 7 to our consolidated financial statements), offset by a reduction of bad debt expenses of approximately $2.30 million.

Other Expenses, Net

Other expenses, net, was $279,446 in the year ended December 31, 2017, compared with other expense, net, of $362,564 in the same period of 2016, representing a decrease in other expense of $0.08 million. The decrease in other expense was due primarily to the decreased interest expense on our lines of credit to $174,316 in the year ended December 31, 2017 from $283,795 in the same period of 2016.

Income Tax Benefit (Expense)

Income tax expense was $2,759,813 in the year ended December 31, 2017, compared with $836,620 of income tax benefit in the same period of 2016.  The income tax expense in 2017 was mainly due to a one-time transition tax expense of $3.27 million, which was recognized in the fourth quarter of 2017 and represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of our share of previously deferred earnings of our non-U.S. subsidiaries in accordance with recent changes in U.S. tax laws and regulations. We may elect to pay the one-time transition tax over eight years commencing in April 2018, or in a single lump-sum payment. The income tax benefit in 2016 was mainly due to the deferred tax on our NOL carryforwards in the U.S. and a reversal of our tax liability reserves due to a statute of limitations expiration, partially offset by accruing interest on prior year ASC 740-10 (FIN 48) reserves.

Loss from Discontinued Operations

The subsidiaries that were sold on October 25, 2016, Nova Dongguan, Nova Museum, and Ding Nuo, are reported as discontinued operations in our consolidated financial statements. Loss from discontinued operations, net of tax, was approximately $0.83 million for the year ended December 31, 2016.

Net Income (Loss)

As a result of the foregoing, our net income was $3.76 million in the year ended December 31, 2017, as compared with $1.12 million of net loss for the same period of 2016.

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

As we continue to execute our growth strategy focused on aggressively expanding sales, particularly in the U.S., we remain focused on improving net margins and bottom line growth.  As noted above, following the divestment of certain subsidiaries, we have in recent periods found it necessary to rely on third party providers in order to meet demand for the products required by our customers. We also believe that there is elasticity in pricing our higher end products and an ongoing opportunity to improve our product mix, which should help us to stay in step with cost increases.

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

We had net working capital of $72,236,890 at December 31, 2017, an increase of $13.83 million from net working capital of $58,407,707 at December 31, 2016. The ratio of current assets to current liabilities was 27.95-to-1 at December 31, 2017.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2017 and 2016:

	2017	2016
Cash (used in) provided by:
Operating activities	$(1,312,486)	$(6,421,503)
Investing activities	8,223,182	6,098,402
Financing activities	(3,775,723)	1,925,654

Net cash used in operating activities was $1.31 million in the year ended December 31, 2017, a reduction of cash outflow of $5.11 million from $6.42 million of cash used in operating activities in 2016. The reduction of cash outflow was attributable primarily to (i) an increased cash inflow of $5.09 million from advances to suppliers in 2017, compared with $5.73 million outflow in 2016, due in part to the fact that product orders prepaid to a mattress supplier in 2016 were delivered in 2017; and (ii) a reduction in cash outflow for accounts payable, from $3.86 million in fiscal 2016 to $0.73 million in fiscal 2017. The reduction in cash outflow was partially offset by (i) an increased cash outflow from inventories of $3.59 million in the year ended December 31, 2017, compared to $0.27 million of cash outflow in 2016; and (ii) an increased cash outflow from accounts receivable of $12.2 million during the year ended December 31, 2017, compared to $2.02 million of cash outflow in 2016.  This increase was mainly a result of providing longer payment terms to our long-term relationship customers. Net operating cash inflow from our discontinued operations was $1.71 million in the year ended December 31, 2016.

Net cash provided by investing activities was $8.22 million in the year ended December 31, 2017, an increase of cash inflow of $2.12 million from $6.10 million inflow in the same period of 2016. In the year ended December 31, 2017, we received a cash inflow of $15.84 million from repayment from unrelated parties, an inflow of $1.25 million on collection of an assignment fee, which were partially offset by a cash outflow from advances to unrelated parties of $8.84 million, and a cash outflow of $26,818 from purchase of property and equipment. In the year ended December 31, 2016, we received $13.21 million from the disposal of subsidiaries, which was partially offset by a cash outflow from advances to unrelated parties of $7.00 million, and paid $13,494 for purchasing property and equipment. Net investing cash outflow from our discontinued operations was $94,231 in the year ended December 31, 2016.

Net cash used in financing activities was $3.78 million in the year ended December 31, 2017, an increase of cash outflow of $5.70 million from cash inflow of $1.93 million in the same period of 2016. In the year ended December 31, 2017, we repaid $52.45 million on bank loans, and borrowed $48.67 million from bank loans.  In the year ended December 31, 2016, we repaid $43.93 million for bank loans, borrowed $44.41 million from bank loans, and had $3.10 million cash received from warrant exercises.  Net financing cash outflow from discontinued operations was $1.64 million in the year ended December 31, 2016.

As of December 31, 2017, we had gross accounts receivable of $54,225,489, of which $21,651,964 was not yet past due, $12,766,284 was less than 90 days past due, $19,807,241 was over 90 days but within 180 days past due and $0 over 180 days past due. We had an allowance for bad debt of $218,976 for accounts receivable. As of March 19, 2018, $15,740,026 accounts receivable outstanding at December 31, 2017 had been collected.

As of March 19, 2018, $45,122,692, or 100%, of accounts receivable outstanding at December 31, 2016 had been collected.

As of December 31, 2017 and 2016, we had advances to suppliers of $8,580,609 and $13,669,752, respectively. The nature of these supplier prepayments is that the payment is made for goods before we actually receive them. The balances of advances to suppliers have decreased by $5.09 million due in part to the fact that product orders prepaid to a mattress supplier in 2016 were delivered in 2017. We made prepayment to our suppliers in order to secure our purchasing power over new materials and priority position of our production lines with our suppliers, especially when we are introducing eight new product lines in 2017. Also, the decision for such advances is to establish long term relationship with our suppliers.

With the tightening regulations and enforcement on environmental issues in recent years in China, where our suppliers are located, many factories have been affected with limited production hours. These advances can ensure that our products are treated as priorities and lock in raw material prices with our suppliers. We do not foresee additional risk with the increase of the advances as we have contracts with the suppliers and our QC team is on site to monitor daily production of our suppliers. Based on our past experience, all products and projects have been delivered as promised by our existing suppliers.

For a brand new product, the normal lead time from new product R&D, prototype, mass production to delivery of goods from our suppliers to us is approximately six to nine months after we make advance payments to our suppliers. For other products, the typical time is five months after our advance payment. We will consider the need for a reserve when any suppliers fail to fulfill the orders within the time frame as stipulated in the purchase contracts. As of December 31, 2017 and December 31, 2016, no reserve on supplier prepayments had been made or recorded by us.

In addition, we have noticed increasing demand for antique home furnishing and within the decorating market for products such as reclaimed wood flooring and one-of-a-kind antique furniture. Due to the nature of antique furnishing business, funds are required up front in order for suppliers to source and secure these products whenever they are available in the market.

As of March 19, 2018, $8,193,051, or 95%, of our advance to suppliers outstanding at December 31, 2017 had been delivered to us in the form of inventory purchase.

The balance of $8,580,609 advance to suppliers outstanding at December 31, 2017 is expected to be delivered to us in the form of inventory purchase through the second quarter in 2018.

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

Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.25% and maturity on June 1, 2015. On June 8, 2015, the bank extended and modified the terms of the loan agreement to extend the line of credit up to a maximum of $6,000,000 until July 31, 2015 and $5,000,000 thereafter with an annual interest rate of 4.25% and maturity on September 1, 2015 (the term of which the bank allowed to extend until the renewal described in the following sentence while the bank conducted its own audit associated therewith). On September 28, 2015, Diamond Bar extended the line of credit up to a maximum of $6,000,000 with annual interest of 3.75% (4% from December 17, 2015) and maturity on June 1, 2017. On January 20, 2016, Diamond Bar increased the line of credit up to a maximum of $8,000,000 with annual interest of 4%.  On June 22, 2017, Diamond Bar extended the line of credit to maturity on September 1, 2017. On September 19, 2017, Diamond Bar extended the line of credit to maturity on June 1, 2019. The annual interest was 4.5% as of December 31, 2017. The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of December 31, 2017 and 2016, Diamond Bar had $4,202,118 and $6,129,841 outstanding on the line of credit, respectively.  During the years ended December 31, 2017 and 2016, the Company recorded interest expense of $187,097 and $213,967, respectively.  As of December 31, 2017, Diamond Bar had $3,797,882 available for borrowing without violating any covenants.

The Diamond Bar loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $20 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.5 to 1.0; (iii) the pre-tax income must be not less than 1.0% of total revenue quarterly; and (iv) maintain a current ratio in excess of 1.25 to 1.00. As of December 31, 2017, Diamond Bar was in compliance with the stated covenants.

On January 22, 2015, Nova Macao renewed a line of credit, with an annual interest rate of 4.25% and principal of up to $6,500,000, with a commercial bank in Hong Kong to extend the maturity date to January 29, 2016. On February 16, 2016, Nova Macao extended the maturity date of line of credit to January 31, 2017, with an annual interest rate of 4% and principal of up to $6,500,000. The loan requires monthly payment of interest and that the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance and was guaranteed by Nova LifeStyle and Diamond Bar. The Company did not extend the line of credit and paid it off in February 2017. As of December 31, 2017 and 2016, Nova Macao had $0 and $1,848,000 outstanding on the line of credit, respectively. During the years ended December 31, 2017 and 2016, Nova Macao paid interest of $0 and $69,830, respectively.

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

On January 26, 2016, Nova Dongguan borrowed an additional $314,475 (RMB 2.1 million), which bears monthly interest of 0.47125% and requires monthly payment of the interest with maturity date on January 25, 2017. The loans are secured by the buildings of Nova Dongguan and guaranteed by the Company’s former CEO. During the year ended December 31, 2016, the Company recorded interest expense of $145,645 for discontinued operations related to the applicable line of credit agreements.  This line of credit was disposed of on the date of sales of subsidiaries (See Note 3 – Discontinued Operations).

Shelf Registration; Resale Registration Statement

On July 13, 2017, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000.  The shelf registration statement was declared effective as of October 12, 2017.

Other Long-Term Liabilities

As of December 31, 2017, we recorded long-term taxes payable of $4.53 million, consisting of an income tax payable of $2.50 million, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of our share of previously deferred earnings of our non-U.S. subsidiaries of mandated by the U.S. Tax Reform, and a $2.03 million unrecognized tax benefit, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

At this time, we are unable to make a reasonably reliable estimate of the timing of payments or realization of deferred tax liabilities in individual years beyond 12 months due to uncertainties in the timing of the tax impact of the transactions.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, including the remediation of the material weakness disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, based upon the updated framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 and updated in May 2013.  Based on this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, our management identified a material weakness in our internal control over financial reporting as of December 31, 2016, specifically owing to the fact that we lacked sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

Except as set forth above with respect to remediating the previously reported material weakness, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to nominees for director of Nova LifeStyle, compliance with Section 16(a) of the Securities Exchange Act of 1934, and the Company’s code of ethics is set forth under the captions “Proposal 1–Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Code of Ethics,” respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2018. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017.

Item 11. Executive Compensation

Information required by this Item 11 relating to executive compensation and other matters is set forth under the captions “Executive Compensation,” “Non-Employee Director Compensation,” and “Corporate Governance” in the Proxy Statement referred to in Item 10 above.  Such information is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information relating to existing or proposed relationships or transactions between Nova LifeStyle and any affiliate of Nova LifeStyle, as well as matters related to director independence, is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement referred to in Item 10 above.  Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information relating to Nova LifeStyle’s principal accountant’s fees and services is set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement referred to in Item 10 above.  Such information is incorporated herein by reference.

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

10.2#
Amended and Restated Employment Agreement between Nova LifeStyle, Inc. and Thanh H. Lam, dated May 3, 2013 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on May 9, 2013)

10.3#	Form of Director Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 3, 2013)
10.4#
Stock Award Agreement between Thanh H. Lam and Nova Lifestyle, Inc., effective May 3, 2013 (Incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.5#	Nova LifeStyle, Inc. 2014 Omnibus Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 333-163019) filed on July 10, 2014)
10.6#
Nova LifeStyle, Inc. Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (File No. 333-163019) filed on July 10, 2014)

10.7#
Employment Agreement between Nova LifeStyle, Inc. and Jeffery Chuang, dated August 22, 2017 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017)

10.8#†	Employment Agreement between Nova LifeStyle, Inc. and Min Su, dated February 27, 2018 and effective as of November 14, 2017
10.9
Share Transfer Agreement between Nova Furniture Limited and Kuka Design Limited, dated September 23, 2016 (Incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on April 14, 2017)

10.10
Trademark Assignment Agreement between Nova Furniture Limited and Kuka Design Limited, dated November 10, 2016 (Incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on April 14, 2017)

10.11#
Amendment to Amended and Restated Employment Agreement between Thanh H. Lam and Nova LifeStyle, Inc., dated July 24, 2017 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 27, 2017)

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
†           Filed herewith.
‡           Furnished herewith.

37

NOVA LIFESTYLE, INC.

Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Nova LifeStyle, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nova LifeStyle, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Centurion ZD CPA Limited

Centurion ZD CPA Limited

We have served as the Company’s auditor since 2016.

Hong Kong, China

March 29, 2018

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2017 AND 2016

	2017	2016

Assets

Current Assets
Cash and cash equivalents	$5,722,716	$2,587,743
Accounts receivable, net	54,006,513	42,102,761
Advance to suppliers	8,580,609	13,669,752
Inventories	6,374,560	2,781,123
Assignment fee receivable (Note 3)	--	1,250,000
Receivable from an unrelated party (Note 7)	--	7,000,000
Prepaid expenses and other receivables	232,935	642,891
Taxes receivable	--	14,893

Total Current Assets	74,917,333	70,049,163

Noncurrent Assets
Plant, property and equipment, net	157,246	171,276
Lease deposit	43,260	43,260
Goodwill	218,606	218,606
Intangible assets, net	4,202,608	5,686,623
Deferred tax asset	318,961	874,759

Total Noncurrent Assets	4,940,681	6,994,524

Total Assets	$79,858,014	$77,043,687

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
DECEMBER 31, 2017 AND 2016

	2017	2016
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,634,554	$2,368,775
Line of credit	-	7,977,841
Advance from customers	19,826	513,880
Accrued liabilities and other payables	847,756	780,960
Income tax payable	178,307	--

Total Current Liabilities	2,680,443	11,641,456

Noncurrent Liabilities
Line of credit	4,202,118	-
Income tax payable	4,527,849	2,136,788

Total Noncurrent Liabilities	8,729,967	2,136,788

Total Liabilities	11,410,410	13,778,244

Contingencies and Commitments

Stockholders’ Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 28,191,927 and 27,309,695 shares issued and outstanding as of December 31, 2017 and 2016, respectively	28,192	27,309
Additional paid-in capital	38,682,377	36,885,462
Statutory reserves	6,241	6,241
Retained earnings	29,730,794	26,346,431

Total Stockholders’ Equity	68,447,604	63,265,443

Total Liabilities and Stockholders’ Equity	$79,858,014	$77,043,687

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

Net Sales	$106,494,132	$92,648,195

Cost of Sales	86,072,895	79,124,451

Gross Profit	20,421,237	13,523,744

Operating Expenses
Selling expenses	4,131,772	5,324,270
General and administrative expenses	9,485,595	8,965,566

Total Operating Expenses	13,617,367	14,289,836

Income (Loss) From Operations	6,803,870	(766,092)

Other Income (Expenses)
Non-operating expense, net	797	46,717
Foreign exchange transaction loss	(381)	(6,386)
Interest expense, net	(174,316)	(283,795)
Financial expense	(105,546)	(119,100)

Total Other Expenses, Net	(279,446)	(362,564)

Income (Loss) Before Income Taxes and Discontinued operations	6,524,424	(1,128,656)

Income Tax Expense (Benefit)	2,759,813	(836,620)

Income (Loss) From Continuing Operations	3,764,611	(292,036)

Loss From Discontinued Operations, net of tax	--	(826,217)

Net Income (Loss)	3,764,611	(1,118,253)

Other Comprehensive (Loss)
Release of foreign currency translation adjustments upon disposal of subsidiaries		836,014
Foreign currency translation	--	(734,520)

Comprehensive Income (Loss)	$3,764,611	$(1,016,759)

Basic weighted average shares outstanding	27,677,935	25,432,037
Diluted weighted average shares outstanding	27,755,863	25,432,037

Income (Loss) from continuing operations per share of common stock
Basic	$0.14	$(0.01)
Diluted	$0.14	$(0.01)

Loss from discontinued operations per share of common stock
Basic	$--	$(0.03)
Diluted	$--	$(0.03)

Net income (loss) per share of common stock
Basic	$0.14	$(0.04)
Diluted	$0.14	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common stock		Additional Paid	Accumulated Other Comprehensive	Statutory	Retained	Total Stockholders’
	Shares	Amount	in Capital	Income	Reserve	Earnings	Equity

Balance - January 1, 2016	24,254,160	24,254	31,761,983	1,570,534	6,241	26,628,670	59,991,682

Exercise of warrants	1,141,667	1,142	3,092,776	--	--	--	3,093,918

Stock issued to officers	350,000	349	424,277	--	--	--	424,626

Stock issued to employees and service providers	967,500	968	582,457	--	--	--	583,425

Stock compensation to consultants	495,389	495	919,074	--	--	--	919,569

Stock compensation for board of directors	100,979	101	104,895	--	--	--	104,996

Disposal of subsidiaries				(836,014)		836,014	--

Net loss	--	--	--	--	--	(1,118,253)	(1,118,253)

Foreign currency translation loss	--	--	--	(734,520)	--	--	(734,520)

Balance - December 31, 2016	27,309,695	$27,309	$36,885,462	$--	$6,241	$26,346,431	$63,265,443

Exercise of options - employees	2,898	3	(3)	--	--	--	--

Stock issued to employees and service providers	457,500	458	527,017	--	--	--	527,475

Stock issued to consultants	364,569	365	670,736	--	--	--	671,101

Stock compensation for board of directors	57,265	57	115,120	--	--	--	115,177

Stock options vested to board of directors and employees	--	--	484,045	--	--	--	484,045

Adoption ASU 2016-09 related to stock based compensation	--	--	--	--	--	(380,248)	(380,248)

Net income	--	--	--	--	--	3,764,611	3,764,611

Balance - December 31, 2017	28,191,927	$28,192	$38,682,377	$--	$6,241	$29,730,794	$68,447,604

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

Cash Flows From Operating Activities
Net income (loss) from continuing operations	$3,764,611	$(292,036)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,524,863	603,155
Deferred tax expense (benefit)	175,550	(813,760)
Stock compensation expense	2,175,973	1,637,362
Changes in bad debt allowance	305,519	2,603,745
Changes in operating assets and liabilities:
Accounts receivable	(12,209,271)	(2,022,248)
Advance to suppliers	5,089,143	(5,733,611)
Inventories	(3,593,437)	(266,804)
Other current assets	16,832	298,115
Accounts payable	(734,221)	(3,856,326)
Advance from customers	(494,054)	450,091
Accrued liabilities and other payables	81,744	(710,327)
Taxes payable	2,584,262	(30,060)

Net Cash Used in Continuing Operations	(1,312,486)	(8,132,704)
Net Cash Provided by Discontinued Operations	--	1,711,201
Net Cash Used in Operating Activities	(1,312,486)	(6,421,503)

Cash Flows From Investing Activities
Assignment fee received	1,250,000	-
Purchase of property and equipment	(26,818)	(13,494)
Proceeds from disposal of subsidiaries, net of $43,873 of cash disposed of	--	13,206,127
Advances to unrelated parties	(8,835,000)	(7,000,000)
Repayment from unrelated parties	15,835,000	-

Net Cash Provided by Continuing Operations	8,223,182	6,192,633
Net Cash Used in Discontinued Operations	--	(94,231)
Net Cash Provided by Investing Activities	8,223,182	6,098,402

Cash Flows From Financing Activities
Proceeds from line of credit and bank loan	48,674,442	44,405,074
Repayment to line of credit and bank loan	(52,450,165)	(43,934,591)
Proceeds from options and warrants exercised	--	3,093,918

Net Cash (Used in) Provided by Continuing Operations	(3,775,723)	3,564,401
Net Cash Used in Discontinued Operations	-	(1,638,747)
Net Cash (Used in) Provided by Financing Activities	(3,775,723)	1,925,654

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	(2,839)

Net increase in cash and cash equivalents	3,134,973	1,599,714

Cash and cash equivalents, beginning of period	2,587,743	988,029

Cash and cash equivalents, end of period	$5,722,716	$2,587,743

Analysis of cash and cash equivalents
Included in cash and cash equivalents per consolidated balance sheets	$5,722,716	$2,587,743
Included in assets of discontinued operations	-	-

Cash and cash equivalents, end of period	$5,722,716	$2,587,743

Supplemental Disclosure of Cash Flow Information
Continuing operations:
Cash paid during the period for:
Income tax payments	$--	$7,200
Interest expense	$185,860	$282,951

Discontinued operations:
Cash paid during the period for:
Income tax payments	$--	$--
Interest paid	$--	$145,645

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

On December 7, 2017, Nova LifeStyle, Inc. incorporated i Design Blockchain Technology, Inc. (“i Design”) under the laws of the State of California, USA. The purpose of i Design is to build our own blockchain technology team. This new company will focus on application of blockchain technology in the furniture industry, including encouraging and facilitating interactions among designers and customers, and building blockchain-powered platform that enables designers to showcase their products including current and future furniture designs. This company is in a planning stage and has had minimum operations to date.

The “Company” and “Nova” collectively refer to Nova LifeStyle, the U.S. parent, and its subsidiaries, Nova Furniture, Nova Samoa, Nova Macao, Diamond Bar, i Design and BSI.  The “Company” may also from time to time in these Notes include the Company’s former subsidiaries, Nova Furniture BVI, Nova Dongguan, Nova Museum and Ding Nuo.

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

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to, the allowance for bad debt, valuation of inventories, the valuation of stock-based compensation, income taxes and unrecognized tax benefits, valuation allowance for deferred tax assets, assumptions used in assessing impairment of long-lived assets and goodwill. Actual results could differ from those estimates.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the two-step goodwill impairment test for Diamond Bar reporting unit.  Accordingly, as of December 31, 2017 and 2016, the Company concluded there was no impairment of goodwill of Diamond Bar.

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

Balance at January 1, 2017	$3,019,931
Provision for the year	305,519
Write off	(3,106,474)
Balance at December 31, 2017	$218,976

During the years ended December 31, 2017 and 2016, bad debts from continuing operations were $305,519 and $2,603,745, respectively. During the year ended December 31, 2016, bad debts from discontinued operations were $512,978.

Advances to Suppliers

Advances to suppliers are reported net of allowance when the Company determines that amounts outstanding are not likely to be collected in cash or utilized against purchase of inventories. Based on its historical record and actual practice, the Company always received goods within 5 to 9 months from the date the advance payment is made. As such, no reserve on supplier prepayments had been made or recorded by the Company. Any provisions for allowance for advance to suppliers, if deemed necessary, will be included in general and administrative expenses in the consolidated statements of comprehensive income.

Inventories

Inventories are stated at the lower of cost and net realizable value with cost determined on a weighted-average basis. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company did not record any write-downs of inventory at December 31, 2017 and 2016.

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

Based on its review, the Company believes that, as of December 31, 2017 and 2016, there was no significant impairment of its long-lived assets.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense from continuing operations were $373,935 and $95,877 for the years ended December 31, 2017 and 2016, respectively. Research and development expense from the Company’s discontinued operations was $628,627 for the year ended December 31, 2016.

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

Nova Lifestyle and Diamond Bar are subject to U.S. corporate income taxes on their taxable income at a rate of up to 21% for taxable years beginning after December 31, 2017 and U.S. corporate income tax on its taxable income of up to 35% for prior tax years. On December 22, 2017, the Tax Cut and Jobs Act (“Tax Act”) was signed into law. The Tax Act introduced a broad range of tax reform measures that significantly change the federal income tax laws. The provisions of the Tax Act that may have significant impact on the Company include the permanent reduction of the corporate income tax rate from 35% to 21% effective for tax years including or commencing on January 1, 2018, one-time transition tax on post-1986 foreign unremitted earnings, provision for Global Intangible Low Tax Income (“GILTI”), deduction for Foreign Derived Intangible Income (“FDII”), repeal of corporate alternative minimum tax, limitation of various business deductions, and modification of the maximum deduction of net operating loss with no carryback but indefinite carryforward provision. Many provisions in the Tax Act are generally effective in tax years beginning after December 31, 2017. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment. See Note 10.

To the extent that portions of its U.S. taxable income, such as Subpart F income or GILTI, are determined to be from sources outside of the U.S., subject to certain limitations, the Company may be able to claim foreign tax credits to offset its U.S. income tax liabilities. Any remaining liabilities are accrued in the Company’s consolidated statements of comprehensive income and estimated tax payments are made when required by U.S. law.

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

A reconciliation of the January 1, 2016 through December 31, 2017, amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

	Gross UTB
	2017	2016
Beginning Balance – January 1	$1,642,381	$1,805,014
Decrease in unrecorded tax benefits related to the Company’s continuing operations	(213,820)	(162,633)
Ending Balance – December 31	$1,428,561	$1,642,381

At December 31, 2017 and 2016, the Company had cumulatively accrued approximately $599,000 and $494,000 for estimated interest and penalties related to unrecognized tax benefits related to the Company’s continuing operations. For the years ended December 31, 2017 and 2016, the Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense, which totaled approximately $38,000 and $139,000 related to the Company’s continuing operations, respectively. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

For the year ended December 31, 2016, the Company did not record unrecognized tax benefits related to transfer pricing adjustments between Nova Dongguan and Nova Macau since the intercompany sales between the two entities appears to comply with reasonable arm’s length principles.

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

The Company’s sales policy allows for the return of product within the warranty period if the product is defective and the defects are the Company’s fault.  As alternatives for the product return option, the customers have options of asking a discount from the Company for the products with quality issues or receiving replacement parts from the Company at no cost. The amount for return of products, the discount provided to the Company’s customers and the costs for replacement parts were immaterial for the years ended December 31, 2017 and 2016.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the years ended December 31, 2017 and 2016, shipping and handling costs from continuing operations were $3,319 and $724, respectively. During the year ended December 31, 2016, shipping and handling costs from discontinued operations was $417,563.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense was $1,321,606 and $2,580,728 for the years ended December 31, 2017 and 2016, respectively. Advertising expense from discontinued operations was $62,218 for the year ended December 31, 2016.

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

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016

Income from continuing operations	$3,764,611	$(292,036)
Loss from discontinued operations	-	(826,217)
Net income (loss)	3,764,611	(1,118,253)

Weighted average shares outstanding – basic*	27,677,935	25,432,037
Dilutive vested stock options	77,928	-
Weighted average shares outstanding – diluted	27,755,863	25,432,037

Income (loss) from continuing operations per share
– basic	$0.14	$(0.01)
– diluted	$0.14	$(0.01)

Loss from discontinued operations per share
– basic	$-	$(0.03)
– diluted	$-	$(0.03)

Net income (loss) per share
– basic	$0.14	$(0.04)
– diluted	$0.14	$(0.04)

* Including 777,518 and 616,451 shares that were granted and vested but not yet issued for the years ended December 31, 2017 and 2016, respectively.

For the years ended December 31, 2017 and 2016, 858,334 shares purchasable under warrants were excluded from EPS, respectively, as their effects were anti-dilutive. For the year ended December 31, 2016, the unvested restricted stock were anti-dilutive.

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

Three major customers accounted for 50% (24%, 14% and 12% each) of the Company’s sales for the year ended December 31, 2017. Two major customers accounted for 21% (11% and 10% each) of the company’s sales for the year ended December 31, 2016. Accounts receivable from these customers were $42,882,694 and $9,992,022 as of December 31, 2017 and December 31, 2016, respectively.

The Company purchased its products from four and five major vendors during the years ended December 31, 2017 and 2016, accounting for a total of 64% (24%, 17%, 13% and 10% for each) and 80% (22%, 19%, 16%, 12%, and 11% for each) of the Company’s purchases, respectively.

Advances made to these vendors were $8,236,941 and $13,463,715 as of December 31, 2017 and 2016, respectively. Accounts payable to these vendors were $345,144 and $446,428 as of December 31, 2017 and 2016, respectively.

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

The carrying value of cash, accounts receivable, advance to suppliers, other receivables, accounts payable, short-term line of credit, advance from customers, other payables and accrued liabilities approximate estimated fair values because of their short maturities.  The estimated fair value of the long-term lines of credit approximated the carrying amount as the interest rates are considered as approximate to the current rate for comparable loans at the respective balance sheet dates.

Foreign Currency Translation and Transactions

The consolidated financial statements are presented in United States Dollar (“$” or “USD”), which is also the functional currency of Nova LifeStyle, Nova Furniture, Nova Samoa, Nova Macao, Bright Swallow, Diamond Bar and i Design.

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

The RMB to USD exchange rates in effect as of October 25, 2016, was RMB6.7641 = USD$1.00. The weighted-average RMB to USD exchange rates in effect for the period from January 1, 2016 to October 25, 2016 (date of disposal of subsidiaries) was RMB6.5904 = USD$1.00. The exchange rates used in translation from RMB to USD were published by the People’s Bank of the People’s Republic of China.

Comprehensive Income

The Company follows FASB ASC 220 “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the consolidated statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the year ended December 31, 2016 included net income and foreign currency translation adjustments.

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

Net sales to customers by geographic area are determined by reference to the physical locations of the Company’s customers. For example, if the products are delivered to a customer in the US, the sales are recorded as generated in the U.S.; if the customer directs us to ship its products to China, the sales are recorded as sold in China.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of adoption of this ASU on the consolidated financial statements.

In May 2014, the FASB issued No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. In the fourth quarter of 2017, the Company completed the evaluation of its adoption of ASU 2014-09 (including those subsequently issued updates that clarify ASU 2014-09’s provisions) and finalized its determination of the impact of the guidance on revenue recognition. The Company does not expect the new revenue standard to have a material impact on the consolidated financial statements

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 31, 2016, and interim periods within those annual periods. The Company adopted ASU 2016-09 on January 1, 2017. Upon adoption, the Company recorded a reduction in deferred tax asset of $0.4 million for previously unrecognized excess tax benefits from stock-based compensation, resulting in a reduction to opening retained earnings. In addition and as provided for under this guidance, the Company made an accounting policy election to recognize forfeitures as they occur. The adoption of this aspect of the guidance did not have a material impact on the consolidated financial statements and related disclosures.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the standard to have a material impact on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

Note 3 - Discontinued Operations

On September 23, 2016, Nova Furniture, a wholly-owned subsidiary of the Company (the “Seller”), entered into a Share Transfer Agreement (the “Agreement”) with Kuka Design Limited, an unrelated company incorporated in British Virgin Islands (“Kuka Design BVI” or “Buyer”). Pursuant to the terms of the Agreement, the Seller sold all of the outstanding equity interests in Nova Dongguan, a wholly owned subsidiary of the Seller, to the Buyer for a total of $8,500,000 (the “Transaction”), which such value was primarily derived from Nova Dongguan and Nova Dongguan’s wholly owned subsidiary, Nova Museum, and 90.97% owned subsidiary, Ding Nuo. Upon consummation of the Transaction on October 25, 2016, the Buyer became the sole owner of Nova Dongguan. The purchase price of $8,500,000 was fully paid on October 6, 2016.

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

As a result, the operations of Nova Dongguan, Nova Museum and Ding Nuo are now accounted for as discontinued operations in the accompanying consolidated financial statements for all periods presented. The following table presents the components of discontinued operations reported in the consolidated statements of operations:

	For the years ended December 31,
	2017	2016
Sales from external customers	$-	$14,796,374
Intrasegement sales		1,632,079
Cost of goods sold	-	(14,255,611)
Operating expenses	-	(3,469,576)
Loss before income taxes	-	(1,542,815)
Loss on disposal of subsidiaries		(3,921,446)
Income tax benefit	-	4,638,044
Loss from discontinued operations	$-	$826,217

Note 4 - Inventories

The inventories as of December 31, 2017 and 2016 totaled $6,374,560 and $2,781,123, respectively, and were all finished goods.

Note 5 - Plant, Property and Equipment, Net

As of December 31, 2017 and 2016, plant, property and equipment consisted of the following:

	2017	2016

Computer and office equipment	$292,710	$274,735
Decoration and renovation	118,858	110,015
Less: accumulated depreciation	(254,322)	(213,474)
	$157,246	$171,276

Depreciation expense from continuing operations was $40,848 and $42,297 for the years ended December 31, 2017 and 2016, respectively; Depreciation expense from discontinued operations was $1,120,559 for the year ended December 31, 2016.

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

Intangible assets consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

eCommerce platform	$1,208,200	$1,208,200
Customer relationship	6,150,559	6,150,559
Trademarks	200,000	200,000
Less: accumulated amortization	(3,356,151)	(1,872,136)
	$4,202,608	$5,686,623

Amortization of intangible assets from continuing operations was $1,484,015 and $560,858 for the years ended December 31, 2017 and 2016, respectively; Amortization of intangible assets from discontinued operations was $31,247 for the year ended December 31, 2016.

Estimated amortization expense relating to the existing intangible assets with finite lives for each of the next five years is as follows:

12 months ending December 31,
2018	$406,704
2019	406,704
2020	406,704
2021	406,704
2022	406,704

Note 7 - Receivables from an Unrelated Party, Prepaid Expenses and Other Receivables

(a)       On September 22, 2016, in order to promote the Company’s image and extend its customer reach, the Company entered into a memorandum of understating with an unrelated party (“MOU”) whereby the Company agreed to pay a total fee of $16,000,000 for a period of twelve months, commencing on December 31, 2016, to finance the establishment and promotion of the unrelated party’s Academic E-commerce platform and integrated training center in Hong Kong (the “Platform”). As of December 31, 2017 and 2016, the Company prepaid $0 and $7,000,000 to the unrelated party, respectively.

After December 31, 2016, the Company further prepaid $6,835,000 to the unrelated party. However, having considered the recent market situation and the status of the establishment and promotion of the Platform, the Company does not wish to continue to finance the promotion of the Platform. On March 20, 2017, the Company and the unrelated party terminated the MOU and released both parties from all the obligations and liabilities under the MOU. The Company agreed to bear the costs of $800,000 incurred by the unrelated party on the Platform, which were charged as expenses in the first quarter of fiscal year 2017. The Company collected a total of approximately $13 million, which was prepaid previously, as of December 31, 2017, and no further balance was owed by the unrelated party.

(b)       Prepaid Expenses and Other Receivables consisted of the following at December 31, 2017 and 2016:

	2017	2016

Prepaid expenses	$198,485	$573,005
Other receivables	34,450	69,886
Total	$232,935	$642,891

On March 23, 2017, the Company made a short-term advance of $2,000,000 to an unrelated party. The advance is unsecured and bears interest of 5% per annum. The unrelated party agreed to pay the whole amount of $2,000,000 back to the Company by May 31, 2017. During the year ended December 31, 2017, the Company collected full payment of the principal and interest of $26,575 from the unrelated party.

Note 8 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of December 31, 2017 and 2016:

	2017	2016

Other payables	$31,463	$47,790
Salary payable	30,410	30,207
Financed insurance premiums	74,265	66,314
Accrued rents	55,303	102,269
Accrued commission	605,668	494,108
Accrued expenses, others	50,647	40,272
Total	$847,756	$780,960

As of December 31, 2017 and 2016, other accrued expenses mainly included legal and professional fees, transportation expenses and utilities. Other payables represented other tax payable and meal expenses.

Note 9 - Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.25% and maturity on June 1, 2015. On June 8, 2015, the bank extended and modified the terms of the loan agreement to extend the line of credit up to a maximum of $6,000,000 until July 31, 2015 and $5,000,000 thereafter with an annual interest rate of 4.25% and maturity on September 1, 2015 (the term of which the bank allowed to extend until the renewal described in the following sentence while the bank conducted its own audit associated therewith). On September 28, 2015, Diamond Bar extended the line of credit up to a maximum of $6,000,000 with annual interest of 3.75% (4% from December 17, 2015) and maturity on June 1, 2017. On January 20, 2016, Diamond Bar increased the line of credit up to a maximum of $8,000,000 with annual interest of 4%.  On June 22, 2017, Diamond Bar extended the line of credit to maturity on September 1, 2017. On September 19, 2017, Diamond Bar extended the line of credit to maturity on June 1, 2019. The annual interest was 4.5% as of December 31, 2017. The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of December 31, 2017 and 2016, Diamond Bar had $4,202,118 and $6,129,841 outstanding on the line of credit, respectively.  During the years ended December 31, 2017 and 2016, the Company recorded interest expense of $187,097 and $213,967, respectively.  As of December 31, 2017, Diamond Bar had $3,797,882 available for borrowing without violating any covenants.

The Diamond Bar loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $20 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.5 to 1.0; (iii) the pre-tax income must be not less than 1% of total revenue quarterly; and (iv) maintain a current ratio in excess of 1.25 to 1.00. As of December 31, 2017, Diamond Bar was in compliance with the stated covenants.

On January 22, 2015, Nova Macao renewed a line of credit, with an annual interest rate of 4.25% and principal of up to $6,500,000, with a commercial bank in Hong Kong to extend the maturity date to January 29, 2016. On February 16, 2016, Nova Macao extended the maturity date of line of credit to January 31, 2017, with an annual interest rate of 4% and principal of up to $6,500,000. The loan requires monthly payment of interest and that the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance and was guaranteed by Nova LifeStyle and Diamond Bar. The Company did not extend the line of credit and paid it off in February 2017. As of December 31, 2017 and 2016, Nova Macao had $0 and $1,848,000 outstanding on the line of credit, respectively. During the years ended December 31, 2017 and 2016, Nova Macao paid interest of $0 and $69,830, respectively.

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

On January 26, 2016, Nova Dongguan borrowed an additional $314,475 (RMB 2.1 million), which bears monthly interest of 0.47125% and requires monthly payment of the interest with maturity date on January 25, 2017. The loans are secured by the buildings of Nova Dongguan and are guaranteed by the Company’s former CEO. During the year ended December 31, 2016, the Company recorded interest expense of $145,645 for discontinued operations related to the applicable line of credit agreements. This line of credit had been disposed as a result of disposal of subsidiaries (See Note 3 – Discontinued Operations).

Note 10 - Income Taxes

Taxes payable consisted of the following at December 31, 2017 and 2016:

	2017	2016
Tax receivable	$-	14,893
Income tax payable - current	$178,307	$-
Income tax payable – noncurrent	$4,527,849	$2,136,788

As of December 31, 2017 and 2016, noncurrent tax payable were $4.53 million and $2.14 million, respectively, consisting of an income tax payable of $2.50 million (2016: nil), primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on post-1986 foreign unremitted earnings (see below), and a $2.03 million unrecognized tax benefit, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities  (see Note 2).

The components of income (loss) before income taxes from continuing operations consisted of the following for the years ended December 31, 2017 and 2016:

	2017	2016

Loss subject to domestic income taxes only	$(1,657,758)	$(2,614,069)
Income subject to foreign income taxes only	8,182,182	1,485,413
Total	$6,524,424	$(1,128,656)

The provision (benefit) for income taxes on income (loss) from continuing operations consisted of the following:

	2017	2016
Current:
Federal	$2,458,876	$(137,833)
State	2,400	800
PRC	122,987	114,173
	2,584,263	(22,860)

Deferred:
Federal	271,799	(751,351)
State	(96,249)	(62,409)
Total provision (benefit) for income taxes	$2,759,813	$(836,620)

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income (loss) before income taxes from continuing operations:

	2017	2016
Tax at Federal Statutory rate	$2,218,304	$(383,743)
Foreign rate differential	(736,396)	(168,882)
ASC 740-10 Uncertain Tax Position	(135,293)	(23,660)
Tax exemption	(2,045,545)	(336,158)
Stock Based Compensation	471,323	96,963
Tax Cut and Jobs Act	3,365,221
Others	(377,801)	(21,140)
	$2,759,813	$(836,620)

The following presents the aggregate dollar and per share effects of the Company’s tax exemption:

The aggregate dollar effect of tax holiday

	2017	2016
Aggregate dollar effect of tax holiday	$2,045,545	$336,158

Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	2017	2016
Non-Current Deferred Tax Assets:
Accrued liabilities	$106,277	$87,826
Fed & CA amortization	29,844	49,197
Stock compensation	128,753	116,748
U.S. NOL	129,679	882,939

Non-Current Deferred Tax Liabilities:
Prepaid expenses	(50,566)	(217,852)
Fed & CA depreciation	(25,026)	(44,099)

Net Non-Current Deferred Tax Assets before Valuation Allowance	318,961	874,759
Less: Valuation Allowance	-	-
Non-Current Deferred Tax Assets, Net:	318,961	874,759
Total Deferred Assets, Net:	$318,961	$874,759

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

For U.S. Federal income tax purpose, the Company has net operating loss, or NOL carryforwards, of approximately $0 million and $2.39 million, at December 31, 2017 and 2016, respectively.

For U.S. California income tax purpose, the Company has net operating loss, or NOL carryforwards, of approximately $1.86 million and $1.7 million, at December 31, 2017 and 2016, respectively.

On December 22, 2017, the Tax Cut and Jobs Act (“Tax Act”) was signed into law. The Tax Act introduced a broad range of tax reform measures that significantly change the federal income tax laws. The provisions of the Tax Act that may have significant impact on the Company include the permanent reduction of the corporate income tax rate from 35% to 21% effective for tax years including or commencing on January 1, 2018, one-time transition tax on post-1986 foreign unremitted earnings, provision for Global Intangible Low Tax Income (“GILTI”), deduction for Foreign Derived Intangible Income (“FDII”), repeal of corporate alternative minimum tax, limitation of various business deductions, and modification of the maximum deduction of net operating loss with no carryback but indefinite carryforward provision. Many provisions in the Tax Act are generally effective in tax years beginning after December 31, 2017.

To the extent that portions of its U.S. taxable income, such as Subpart F income or GILTI, are determined to be from sources outside of the U.S., subject to certain limitations, the Company may be able to claim foreign tax credits to offset its U.S. income tax liabilities. Any remaining liabilities are accrued in the Company’s consolidated statements of comprehensive income and estimated tax payments are made when required by U.S. law.

At December 31, 2017, the Company reflected the provisional income tax effects of the Tax Act under Accounting Standards Codification Topic 740, Income Taxes. The Company has recorded a provisional tax expense in the Statement of Comprehensive Income of approximately $3.37 million, comprised of approximately $3.27 million tax expense from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings and $0.09 million of tax expense from remeasurement of U.S. deferred taxes using the relevant tax rate at which the Company expects them to reverse in the future. The Company may make an election to pay the one-time transition tax over eight years commencing in April 2018, or pay in a single lump sum. The actual impact of the U.S. Tax Reform on the Company may differ from management’s estimates, and management may update its judgments based on future regulations or guidance issued by the U.S. Department of the Treasury, and specific actions the Company may take in the future.

The Company continues to examine the impact of certain provisions of the Tax Act that will become applicable in calendar year 2018 related to Base Erosion and Anti Abuse Tax (“BEAT”), GILTI, deduction for FDII, and other provisions that could affect its effective tax rate in the future. The Company will record the income tax effects of GILTI and other provisions of the Tax Act as incurred beginning in calendar year 2018. Also, because there may be additional state income tax implications, the Company will continue to monitor changes in state and local tax laws to determine if state and local taxing authorities intend to conform or deviate from changes to U.S. federal tax legislation as a result of the Tax Act. The prospects of supplemental legislation or regulatory processes to address questions that arise because of the Tax Act, or evolving technical interpretations of the tax law, may cause the final impact from the Tax Act to differ from the provisionally recorded amounts. The Company expects to complete its analysis within the measurement period allowed by Staff Accounting Bulletin (“SAB”) No.118, no later than the fourth quarter of calendar year 2018.

On September 19, 2013, Bright Swallow moved the office from Macau to Hong Kong, which is subject to a 16.5% corporate income tax. Nova Museum is subject to a 25% corporate income tax in the first year and allowed to apply for tax-exempt status in the second year following its incorporation.  Nova Macao is an income tax-exempt entity incorporated and domiciled in Macao.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $21 million as of December 31, 2017, of which all was subject to the one-time transition tax on foreign unremitted earnings required by the Tax Act or has otherwise been previously subject to U.S. tax. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

On January 1, 2017, we adopted Accounting Standards Update No. 2016-09 (“ASU 2016-09”) and as a result, we recorded a debit of $0.38 million, tax-effected, to retained earnings due to the realization of unrealized excess tax benefits.

Note 11 - Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president who is currently also our Chief Executive Officer and Chairman of the Board. The lease is to be renewed and has been renewed each year since 2011. On March 16, 2017, the Company renewed the lease for an additional one year term. The lease was $32,916 for one year and only for use during two furniture exhibitions to be held between April 1, 2017 and March 31, 2018. During each of the years ended December 31, 2017 and 2016, the Company paid rental amounts of $32,916 that are included in selling expenses from continuing operations.

Note 12 - Stockholders’ Equity

Share repurchase program

On December 12, 2017, the Company issued a press release announcing the Company has adopted a 10b-18 share repurchase program to repurchase up to $5 million of its outstanding common stock. Under the repurchase program, shares of the Company’s common stock may be repurchased from time to time over the next 12 months. As of December 31, 2017 and as of the approval date of the 2017 annual report, no shares have been repurchased under the program.

Warrants

Following is a summary of the warrant activity for the years ended December 31, 2017 and 2016:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2017	858,334	$2.71	3.92
Exercisable at January 1, 2017	858,334	2.71	3.92
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at December 31, 2017	858,334	$2.71	2.92
Exercisable at December 31, 2017	858,334	$2.71	2.92

Shares Issued to Consultants

On December 1, 2014, the Company entered into a consulting agreement with a consulting firm for management consulting services effective on December 1, 2014. The Company agreed to issue 60,000 shares of the Company’s common stock to the firm for three years of consulting services. The shares will be issued according to the following vesting schedule set forth as follows: The initial 10,000 shares were required to be issued within 30 days upon signing of the agreement; for the remaining 50,000 shares, the Company issued to the consultant 10,000 shares of common stock on or before each of June 1, 2015, December 1, 2015, June 1, 2016, December 1, 2016 and June 1, 2017. The Company or the consultant may terminate the agreement at any time by 90 days’ written notice to the other party. The fair value of the 60,000 shares was $224,400, which was calculated based on the stock price of $3.74 per share on December 1, 2014 and will be amortized over the service term. During the years ended December 31, 2017 and 2016, the Company amortized $68,567 and $74,800 as consulting expenses, respectively.

On March 1, 2015, the Company entered into a marketing agreement with a consultant for marketing and product promotion services effective on March 1, 2015. The Company agreed to grant the consultant $100,000 worth of shares of the Company’s common stock for 12 months of consulting services starting on March 1, 2015. The shares vested immediately on March 1, 2015. The share price was calculated as the average closing price per share for ten trading days immediately prior to the execution of the agreement and was amortized over the service term. On March 9, 2015, the Company issued 38,745 shares at an average price of $2.581 per share to the consultant. During the years ended December 31, 2017 and 2016, the Company amortized $0 and $16,667 as consulting expenses, respectively.

On September 14, 2015, the Company entered into a business marketing advisory agreement with a consultant for marketing and general consulting services effective on August 15, 2015. The Company agreed to pay the consultant a monthly fee of $5,000 and also granted 18,348 shares of the Company’s common stock to the consultant for 12 months of services starting on August 15, 2015. Twenty-five percent (25%) of those shares vested on November 15, 2015, 25% on February 15, 2016, 25% on May 15, 2016 and the remaining 25% vested on August 15, 2016. The fair value of the 18,348 shares was $45,870, which was calculated based on the stock price of $2.50 per share on August 15, 2015 and will be amortized over the service term. During the years ended December 31, 2017 and 2016, the Company amortized $0 and $28,669 as consulting expenses, respectively.

On February 1, 2016, the Company entered into a marketing agreement with a consultant for marketing development strategies and consulting services for 15 months. The Company agreed to grant the consultant 10,000 unregistered restricted shares of the Company’s common stock per month, for a total commitment of 150,000 shares of common stock. The fair value of the 150,000 shares was $204,000, which was calculated based on the stock price of $1.36 per share on February 1, 2016, the date the agreement was executed, and will be amortized over the service term. During the year ended December 31, 2017 and 2016, the Company amortized $54,400 and $149,600 as consulting expenses, respectively.

On February 1, 2016, the Company entered into an agreement with a consultant for E-Commerce consulting service with a term of 24 months. The Company agreed to grant the consultant 10,000 shares of the Company’s common stock per month, for a total commitment of 240,000 shares. Twelve and half percent (12.5%) of those shares vested or will vest on April 30, 2016, 12.5% on July 30, 2016, 12.5% on October 31, 2016, 12.5% on January 31, 2017, 12.5% on April 30, 2017, 12.5% on July 30, 2017, 12.5% on October 31, 2017, and the remaining 12.5% on January 31, 2018. The fair value of the 240,000 shares was $326,400, which was calculated based on the stock price of $1.36 per share on February 1, 2016, the date the agreement was executed, and will be amortized over the service term. During the years ended December 31, 2017 and 2016, the Company amortized $163,200 and $149,600 as consulting expenses, respectively.

On February 1, 2016, the Company entered into a consulting agreement with a consultant for planning, coordinating and strategy implementation services for a term of 6 months. The Company agreed to grant the consultant $10,000 worth of shares of the Company’s common stock per month. During the years ended December 31, 2017 and 2016, 83,386 shares vested, based on the stock prices as of the end of each month commencing February 2016 and concluding September 2016. During the years ended December 31, 2017 and 2016, the Company amortized $0 and $60,000 as consulting expense, respectively.

On November 15, 2016, the Company entered into a consulting and strategy service agreement with a consultant for marketing and general consulting services effective on November 14, 2016. The Company agreed to grant 100,000 shares of the Company’s common stock to the consultant for 12 months of services starting on November 14, 2016. The shares would be issued pursuant to Nova LifeStyle, Inc. 2014 Omnibus Long-Term Incentive Plan (the “Plan”) approved by the Board of Directors (“Board”) of the Company on May 13, 2014 and ratified at the annual shareholder meeting on June 30, 2014. The Plan was registered under Form S-8 on July 30, 2014. Twenty-five percent (25%) of those shares vested on December 15, 2016, 25% on February 15, 2017, 25% on May 15, 2017, and the remaining 25% will vest on August 15, 2017. The fair value of the 100,000 shares was $294,000, which was calculated based on the stock price of $2.94 per share on November 15, 2016 and will be amortized over the service term. During the years ended December 31, 2017 and 2016, the Company amortized $256,142 and $37,858 as consulting expenses, respectively.

On November 15, 2016, the Company entered into a consulting agreement with a consultant for business development and financial advisory service for a term of 12 months. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock. The shares would be issued pursuant to the Plan. The fair value of the 100,000 shares was $294,000, which was calculated based on the stock price of $2.94 per share on November 15, 2016 and will amortized over the service term. During the years ended December 31, 2017 and 2016, the Company amortized $257,250 and $36,750 as consulting expense, respectively.

On November 15, 2016, the Company entered into a consulting agreement with a consultant for business advisory service for a term of 12 months. The Company agreed to compensate the consultant a one-time amount of $20,000 worth of shares of the Company’s common stock based on the price per share on November 15, 2016. The Company also granted the consultant $15,000 worth of shares of the Company’s common stock per month starting from December 1, 2016 for 12 months. The shares would be issued pursuant to the Plan. During the years ended December 31, 2017 and 2016, the Company amortized $182,500 and $17,500 as consulting expense, respectively.

On June 30, 2017, the Company entered into a consulting agreement with a consultant for business advisory service for a term of 12 months. The Company agreed to compensate the consultant a one-time amount of $10,000 worth of shares of the Company’s common stock based on the price per share on June 30, 2017. The Company also granted the consultant $10,000 worth of shares of the Company’s common stock per month starting from July 1, 2017 for a period of 12 months. The shares would be issued pursuant to the Plan. During the year ended December 31, 2017, the Company amortized $65,000 as consulting expense.

On November 16, 2017, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2017 for one year. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock. Twenty-five percent (25%) of those shares vested on February 2, 2018, 25% on May 15, 2018, 25% on August 15, 2018 and the remaining 25% will vest on November 15, 2018. The fair value of 100,000 shares was $173,000, which was calculated based on the stock price of $1.73 per share on November 16, 2017 and will be amortized over the service term. The shares would be issued pursuant to the Plan. During the year ended December 31, 2017, the Company amortized $21,803 as consulting expense.

On December 10, 2017, the Company entered into a consulting agreement with a consultant for business advisory service on January 1, 2018 and ending on December 31, 2018. The Company agreed to compensate the consultant a one-time amount of $15,000 worth of shares of the Company’s common stock based on the price per share on December 15, 2016. The Company also granted the consultant $15,000 worth of shares of the Company’s common stock per month starting from January 1, 2018 for 12 months. The shares would be issued pursuant to the Plan. During the year ended December 31, 2017, the Company amortized $3,750 as consulting expense.

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

Shares and Options Issued to Independent Directors

In March 2015, the Company entered into restricted stock award agreements under the 2014 Omnibus Long-Term Incentive Plan with three independent directors of the Board. The Company agreed to grant 12,195 shares of the Company’s common stock to each of these independent directors with a grant date of March 24, 2015. The restricted period lapses as to 25% of the restricted stock on September 30, 2015, December 31, 2015, March 31, 2016 and September 30, 2016, subject to the director remaining in the continuous service of the Company or its affiliates on each applicable vesting date. The fair value of these shares was $119,999, which was calculated based on the stock price of $3.28 per share on March 24, 2015. During the years ended December 31, 2017 and 2016, the Company amortized $0 and $26,959 as directors’ stock compensation expenses, respectively.

In May 2015, the Company entered into a restricted stock award agreement under the 2014 Omnibus Long-Term Incentive Plan with a new independent director. The Company agreed to grant 12,195 shares of the Company’s common stock to the new independent director with a grant date of May 19, 2015. The restricted period lapsed as to 25% of the restricted stock on September 30, 2015, December 31, 2015, March 31, 2016 and September 30, 2016, subject to the director remaining in the continuous service of the Company or its affiliates on each applicable vesting date. The fair value of these shares was $38,292, which was calculated based on the stock price of $3.14 per share on May 19, 2015. During the years ended December 31, 2017 and 2016, the Company amortized $0 and $14,478 as directors’ stock compensation expenses, respectively.

On August 9, 2016, the Board approved a restricted stock award agreement under the 2014 Omnibus Long-Term Incentive Plan with four independent directors. The Company agreed to grant $40,000 worth of stocks to each of its four independent directors. The restricted period lapses as to 25% of the restricted stock granted vested on September 30, 2016 based on the closing price of common stock on Nasdaq as of August 9, 2016, 25% of the restricted stock granted vested on December 31, 2016 based on the closing price of common stock on Nasdaq as of September 30, 2016, 25% of the restricted stock granted vested on March 31, 2017 based on the closing price of common stock on Nasdaq as of December 31, 2016, and 25% of the restricted stock granted vested on June 30, 2017 based on the closing price of common stock on Nasdaq as of March 31, 2017. During the years ended December 31, 2017 and 2016, the Company amortized $96,438 and $63,562 as directors’ stock compensation expenses, respectively.

On April 10, 2017, the Company entered into restricted stock award agreements under 2014 Omnibus Long-Term Incentive Plan with a new independent director of the Board. The Company agreed to grant $20,000 worth of stock to the independent director with a grant date on April 10, 2017. The restricted period lapses as of 50% of the restricted stock granted vested on April 10, 2017 based on the closing price of common stock on Nasdaq as of April 10, 2017, and 50% of the restricted stock granted vested on June 30, 2017 based on the closing price of common stock on Nasdaq as of June 30, 2017. During the year ended December 31, 2017, the Company amortized $18,740 as directors’ stock compensation expenses.

On September 26, 2017 (the “Grant Date”), the Company entered into stock option agreements under the 2014 Omnibus Long-Term Incentive Plan with the three independent members of the board of directors. The Company agreed to grant the Company’s three independent directors options to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $1.65 per shares, with a term of 5 years. Twenty-five percent (25%) of those stock options vest on the September 30, 2017, 25% on December 31, 2017, 25% on March 31, 2018, and the remaining 25% will vest on June 30, 2018, subject to the director remaining in the continuous service of the Company or its affiliates on each applicable vesting date.

The fair value of the stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”). The BSOPM has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk-free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The fair value of the option granted to of the independent directors is recognized as director fee over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions, estimated life of five years, volatility of 84%, risk free interest rate of 1.87%, and dividend yield of 0%. The fair value of 300,000 stock options was $324,907 at the grant date. During the year ended December 31, 2017, the Company recorded $162,454 as directors’ stock compensation expenses.

Shares Issued to Employees and Service Providers

On May 18, 2016, the Company entered into agreements with three designers for product design services for a term of 24 months. The Company agreed to grant each designer 240,000 shares of the Company’s common stock. Twenty five percent (25%) of those shares vested or will vest on May 31, 2016, 25% on December 18, 2016, 25% on June 18, 2017 and the remaining 25% on December 18, 2017. The fair value of these shares was $388,800, which was calculated based on the stock price of $0.54 per share on May 18, 2016, the date the agreement was executed, and will be amortized over the service term. During the years ended December 31, 2017 and 2016, the Company amortized $194,400 and $121,433 as stock compensation expenses, respectively.

On May 20, 2016, the Company entered into restricted stock award agreements under the 2014 Omnibus Long-Term Incentive Plan with the Company’s non-director employees for their hard work and dedication over the past years. The Company’s agreed to grant an aggregate 600,000 shares of the Company’s common stock to the Company’s employees on May 20, 2016. The shares were fully vested as of the grant date. The fair value of these shares was $366,000, which was calculated based on the stock price of $0.61 per share on May 20, 2016. During the year ended December 31, 2016, the Company recorded $366,000 as stock compensation expenses.

On November 14, 2016, the Company entered into an employment agreement with an executive for one year. The Company agreed to grant an award of 30,000 restricted Stock Units to the executive pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $92,100, which was calculated based on the stock price of $3.07 per share on November 11, 2016, the date the awards were determined by the Compensation Committee of the Board. Twenty-five percent (25%) of those shares vested on December 30, 2016, 25% on March 31, 2017, 25% on June 30, 2017 and the remaining 25% vest on September 30, 2017. During the years ended December 31, 2017 and 2016, the Company amortized $79,988 and $12,112 as stock compensation, respectively.

On November 15, 2016, the Company entered into an agreement with a designer for furniture design services effective on November 15, 2016 for 1 year. The Company agreed to grant the designer 100,000 shares of the Company’s common stock. The fair value of the 100,000 shares was $294,000, which was calculated based on the stock price of $2.94 per share on November 15, 2016 and will be amortized over the service term. Twenty-five percent (25%) of those shares vested on February 15, 2017, 25% on May 15, 2017, 25% will vest on August 15, 2017 and the remaining 25% will vest on November 15, 2017. During the years ended December 31, 2017 and 2016, the Company amortized $257,250 and $36,750 as stock compensation.

Options Issued to Employees

On August 29, 2017 (the “Grant Date”), the Board approved option grants to the Company’s employees to purchase an aggregate of 780,000 shares of the Company’s common stock (including options to purchase 100,000 shares and 35,000 shares to the Company’s CEO and CFO, respectively) at an exercise price of $1.26 per shares, with a term of 5 years, pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. Fifty percent (50%) of those stock options vested immediately, and the remaining 50% will vest on the six-month anniversary of the Grant Date.

The fair value of the stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”) as described in options to independent directors above. The fair value of the option granted to employees is recognized as compensation expense over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions, estimated life of ten years, volatility of 84%, risk free interest rate of 1.70%, and dividend yield of 0%. The fair value of 780,000 stock options was $643,182 at the grant date. During the year ended December 31, 2017, the Company recorded $321,591 as stock compensation.

As of December 31, 2017, unrecognized share-based compensation expense related to options was $484,044.

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Term in Years

Granted	1,080,000	$1.37		5.00
Exercised	(7,500)	1.26		-
Forfeited	-	-		-
Outstanding at December 31, 2017	1,072,000	$1.37	1,309,425	4.67

Exercisable at December 31, 2017	532,500	$1.37	649,725	4.67

(1)
The intrinsic value of the stock options at December 31, 2017 is the amount by which the market value of the Company’s common stock of $2.59 as of December 31, 2017 exceeds the exercise price of the option.

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

At December 31, 2017 and 2016, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital.

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

Note 13 - Geographical Sales

Geographical distribution of sales consisted of the following for the years ended December 31, 2017 and 2016:

Geographical Areas	2017	2016
North America	$49,765,102	$58,203,291
Europe	3,456,045	12,488,328
China	14,598,858	10,002,059
Australia	25,895,686	4,871,892
Asia*	12,281,116	4,349,661
Hong Kong	471,279	2,499,418
Other countries	26,046	233,546
	$106,494,132	$92,648,195

* excluding China and Hong Kong

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

On January 7, 2014, the Company entered into a sublease agreement with Diamond Bar for warehouse space with a five-year term commencing on November 1, 2013 and expiring on October 31, 2018. The Company subleased a portion of its warehouse space to one of its customers with a one-year term commencing on December 1, 2013 and expiring on November 30, 2014, which has been renewed every year with the current term expiring on October 31, 2017.  On October 24, 2017, the Company renewed the sublease agreement with this customer for another one-year term commencing on November 1, 2017 and expiring on October 31, 2018. The sublease income of $5,400 per month was recorded against the rental expense. During the years ended December 31, 2017 and 2016, the Company recorded $67,500 and $73,902 sublease income, respectively.

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

Total rental expense from continuing operations for the years ended December 31, 2017 and 2016 was $805,404 and $675,717, respectively. The rental expense is recorded on a straight-line basis over the term of the lease.

The total minimum future lease payments are as follows:

12 Months Ending December 31,	Amount
2018	$503,434
2019	23,040
2020	-
2021	-
2022	-
Thereafter	-
Total	$526,474

Employment Agreements

On May 3, 2013, the Company entered into an amended and restated employment agreement with Thanh H. Lam to serve as the Company’s president for a five-year term. The agreement provides for an annual salary of $80,000, a grant of 200,000 shares of the Company’s common stock and an annual bonus at the sole discretion of the Board. The 200,000 shares to be issued to Ms. Lam are subject to the terms of a stock award agreement. The first 50,000 shares of common stock were vested immediately, and the remaining shares vest at 50,000 shares per year for three years on each anniversary of the effective date of the stock award agreement. The fair value of the shares was based on the stock price of $3.82 per share on May 3, 2013. During the years ended December 31, 2017 and 2016, the Company recorded $0 and $64,626, as stock-based compensation to Ms. Lam, respectively. On July 24, 2017, the Company and Thanh H. Lam entered into an amendment (the “Amendment”) to her amended and restated employment agreement, pursuant to which she serves as the Company’s Chief Executive Officer and President.  The Amendment increased the annual salary of Ms. Lam from $80,000 to $100,000.

On March 21, 2016, the Company granted Restricted Stock Units to Ya Ming (Jeffrey) Wong (the Company’s former CEO), Yuen Ching (Sammy) Ho, the Company’s former CFO, and Thanh H. Lam, the Company’s President. Each of them will receive a grant of 100,000 Restricted Stock Units (“RSU”). The fair value of the 300,000 shares of RSU was $360,000, which was calculated based on the stock price of $1.20 per share on March 21, 2016. The RSU grants, to the extent not forfeited, have fully vested. During the years ended December 31, 2017 and 2016, the Company recorded reversal ($30,000) and $360,000, as stock-based compensation to the officers, respectively.

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

On August 22, 2017, the Company entered into a one-year employment agreement, effective as of August 22, 2017, with Jeffery Chuang, the Company’s new CFO. The employment agreement provided for an annual salary of $50,000 to CFO and annual bonuses at the sole discretion of the Board of Directors. The employment agreement also provides for a grant of options to purchase 35,000 shares of the Company’s common stock, which was described in the Note 12 – Stockholders’ equity.

Note 15 - Subsequent Events

The Company has evaluated all events that have occurred subsequent to December 31, 2017 through the issuance of the consolidated financial statements and the following subsequent event has been identified.

On February 27, 2018, the Company renewed an employment agreement with the Company’s Corporate Secretary for a term of one year. The Company agreed to grant an award of 30,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $68,400, which was calculated based on the stock price of $2.28 per share on February 27, 2018, the date the awards were determined by the Compensation Committee of the Board. Twenty-five percent (25%) of those shares vested on February 27, 2018, 25% on March 31, 2018, 25% on June 30, 2018 and the remaining 25% vest on September 30, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA LIFESTYLE, INC.
(Registrant)

Date: March 29, 2018	By:	/s/ Thanh H. Lam
Thanh H. Lam Chairperson and Chief Executive Officer (Principal Executive Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thanh H. Lam and Jeffery Chuang, jointly and severally, his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thanh H. Lam	Chief Executive Officer, President, Director and Chairperson	March 29, 2018
Thanh H. Lam	(Principal Executive Officer)
/s/ Jeffery Chuang	Chief Financial Officer	March 29, 2018
Jeffery Chuang	(Principal Financial and Accounting Officer)

/s/ Min Su	Director	March 29, 2018
Min Su

/s/ Bin Liu	Director	March 29, 2018
Bin Liu

/s/ Umesh Patel	Director	March 29, 2018
Umesh Patel

/s/ Huy P. La	Director	March 29, 2018
Huy P. La

EXHIBIT INDEX

Exhibit No.	Description
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

10.2#
Amended and Restated Employment Agreement between Nova LifeStyle, Inc. and Thanh H. Lam, dated May 3, 2013 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on May 9, 2013)

10.3#	Form of Director Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 3, 2013)
10.4#
Stock Award Agreement between Thanh H. Lam and Nova Lifestyle, Inc., effective May 3, 2013 (Incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K (File No. 333-163019) filed on March 31, 2014)

10.5#	Nova LifeStyle, Inc. 2014 Omnibus Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 333-163019) filed on July 10, 2014)
10.6#
Nova LifeStyle, Inc. Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (File No. 333-163019) filed on July 10, 2014)

10.7#
Employment Agreement between Nova LifeStyle, Inc. and Jeffery Chuang, dated August 22, 2017 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017)

10.8#†	Employment Agreement between Nova LifeStyle, Inc. and Min Su, dated February 27, 2018 and effective as of November 14, 2017
10.9
Share Transfer Agreement between Nova Furniture Limited and Kuka Design Limited, dated September 23, 2016 (Incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on April 14, 2017)

10.10
Trademark Assignment Agreement between Nova Furniture Limited and Kuka Design Limited, dated November 10, 2016 (Incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on April 14, 2017)

10.11#
Amendment to Amended and Restated Employment Agreement between Thanh H. Lam and Nova LifeStyle, Inc., dated July 24, 2017 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 27, 2017)

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