Form 10-Q
period 2018-03-31
Nova Lifestyle, Inc.
filed 2018-05-14
CIK 1473334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 011-36259

NOVA LIFESTYLE, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6565 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,506,990 shares of common stock outstanding as of May 10, 2018.

Nova Lifestyle, Inc.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017	1
	Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2018 and 2017 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2018 and 2017 (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	(Removed and Reserved)
Item 5.	Other Information
Item 6.	Exhibits	31

	Signatures	32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

	March 31, 2018	December 31, 2017

Assets

Current Assets
Cash and cash equivalents	$1,121,170	$5,722,716
Accounts receivable, net	54,625,956	54,006,513
Advance to suppliers	10,762,192	8,580,609
Inventories	6,220,820	6,374,560
Prepaid expenses and other receivables	171,197	232,935

Total Current Assets	72,901,335	74,917,333

Noncurrent Assets
Plant, property and equipment, net	158,405	157,246
Lease deposit	43,260	43,260
Goodwill	218,606	218,606
Intangible assets, net	4,100,932	4,202,608
Deferred tax asset	318,961	318,961

Total Noncurrent Assets	4,840,164	4,940,681

Total Assets	$77,741,499	$79,858,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

	March 31, 2018	December 31, 2017

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,338,898	$1,634,554
Advance from customers	43,221	19,826
Accrued liabilities and other payables	733,362	847,756
Income tax payable	393,861	178,307

Total Current Liabilities	2,509,342	2,680,443

Noncurrent Liabilities
Line of credit	-	4,202,118
Income tax payable	4,559,553	4,527,849

Total Noncurrent Liabilities	4,559,553	8,729,967

Total Liabilities	7,068,895	11,410,410

Contingencies and Commitments

Stockholders’ Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 28,301,738 and 28,191,927 shares issued and outstanding; as of March 31, 2018 and December 31, 2017, respectively	28,302	28,192
Additional paid-in capital	39,252,246	38,682,377
Statutory reserves	6,241	6,241
Retained earnings	31,385,815	29,730,794

Total Stockholders’ Equity	70,672,604	68,447,604

Total Liabilities and Stockholders’ Equity	$77,741,499	$79,858,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED)

	Three Months Ended March 31,
	2018	2017

Net Sales	$22,303,472	$18,057,022

Cost of Sales	17,401,930	15,355,247

Gross Profit	4,901,542	2,701,775

Operating Expenses
Selling expenses	631,153	975,002
General and administrative expenses	2,305,673	3,025,676

Total Operating Expenses	2,936,826	4,000,678

Income (Loss) From Operations	1,964,716	(1,298,903)

Other Income (Expenses)
Foreign exchange transaction loss	(136)	(40)
Interest expense	(31,582)	(54,406)
Financial expense	(30,720)	(26,060)

Total Other Expenses, Net	(62,438)	(80,506)

Income (Loss) Before Income Taxes	1,902,278	(1,379,409)

Income Tax Expense (Benefit)	247,257	(170,019)

Net Income (Loss) and Comprehensive Income (Loss)	$1,655,021	$(1,209,390)

Basic weighted average shares outstanding	28,253,115	27,345,106
Diluted weighted average shares outstanding	28,693,479	27,345,106

Net income (loss) per share of common stock
Basic	$0.06	$(0.04)
Diluted	$0.06	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED)

	Three Months Ended March 31,
	2018	2017

Cash Flows From Operating Activities
Net income (loss)	$1,655,021	$(1,209,390)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	112,017	381,119
Deferred tax benefit	31,704	(188,117)
Stock compensation expense	595,677	449,889
Termination cost on Academic E-commerce platform (Note 6)	--	800,000
Changes in bad debt allowance	321,970	324,684
Changes in operating assets and liabilities:
Accounts receivable	(941,413)	16,614,186
Advance to suppliers	(2,181,584)	(7,444,924)
Inventories	153,740	489,152
Other current assets	35,452	112,991
Accounts payable	(295,656)	(1,458,241)
Advance from customers	23,395	21,529
Accrued liabilities and other payables	(113,806)	(151,606)
Taxes payable	215,554	18,097

Net Cash (Used in) Provided by Operating Activities	(387,929)	8,759,369

Cash Flows From Investing Activities
Assignment fee received	--	1,250,000
Purchase of property and equipment	(11,499)	(2,132)
Advances to unrelated parties	--	(8,835,000)

Net Cash Used in Investing Activities	(11,499)	(7,587,132)

Cash Flows From Financing Activities
Proceeds from line of credit and bank loan	15,923,479	15,469,342
Repayment to line of credit and bank loan	(20,125,597)	(18,939,032)

Net Cash Used in Financing Activities	(4,202,118)	(3,469,690)

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED)

	Three Months Ended March 31,
	2018	2017

Net decrease in cash and cash equivalents	(4,601,546)	(2,297,453)

Cash and cash equivalents, beginning of period	5,722,716	2,587,743

Cash and cash equivalents, end of period	$1,121,170	$290,290

Analysis of cash and cash equivalents
Included in cash and cash equivalents per consolidated balance sheets	1,121,170	290,290

Cash and cash equivalents, end of period	$1,121,170	$290,290

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income tax payments	$--	$--
Interest paid	$31,582	$54,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED)

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

The sale of three of the Company’s former subsidiaries, Nova Dongguan, Nova Dongguan Chinese Style Furniture Museum (“Nova Museum”), and Dongguan Ding Nuo Household Products Co., Ltd. (“Ding Nuo”), was consummated on October 25, 2016.

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

On December 7, 2017, Nova LifeStyle, Inc. incorporated i Design Blockchain Technology, Inc. (“i Design”) under the laws of the State of California. The purpose of i Design is to build our own blockchain technology team. This new company will focus on application of blockchain technology in the furniture industry, including encouraging and facilitating interactions among designers and customers, and building a blockchain-powered platform that enables designers to showcase their products including current and future furniture designs. This company is in a planning stage and has had minimal operations to date.

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

The interim condensed consolidated financial information as of March 31, 2018 and for the three month periods ended March 31, 2018 and 2017 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the SEC on March 29, 2018.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of March 31, 2018, its interim condensed consolidated results of operations and cash flows for the three month periods ended March 31, 2018 and 2017, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to, revenue recognition, the allowance for bad debt, valuation of inventories, the valuation of stock-based compensation, income taxes and unrecognized tax benefits, valuation allowance for deferred tax assets, assumptions used in assessing impairment of long-lived assets and goodwill. Actual results could differ from those estimates.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the two-step goodwill impairment test for Diamond Bar reporting unit.  Accordingly, as of March 31, 2018 and 2017, the Company concluded there was no impairment of goodwill of Diamond Bar.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Advances to Suppliers

Advances to suppliers are reported net of allowance when the Company determines that amounts outstanding are not likely to be collected in cash or utilized against purchase of inventories. Based on its historical record and actual practice, the Company always received goods within 5 to 9 months from the date the advance payment is made. As such, no reserve on supplier prepayments had been made or recorded by the Company. Any provisions for allowance for advance to suppliers, if deemed necessary, will be included in general and administrative expenses in the consolidated statements of comprehensive income. During the three months ended March 31, 2018 and 2017, no provision was made on advances to suppliers.

Inventories

Inventories are stated at the lower of cost and net realizable value with cost determined on a weighted-average basis. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company did not record any write-downs of inventory at March 31, 2018 and 2017.

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

Based on its review, the Company believes that, as of March 31, 2018 and 2017, there was no significant impairment of its long-lived assets.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense were $65,589 and $0 for the three months ended March 31, 2018 and 2017, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision.  The income tax expense for the three months ended March 31, 2018 is $247,000 and is primarily related to income from operations. The income tax benefit for the three months ended March 31, 2017 is $170,000 and is primarily related to quarter to date losses generated from U.S. operations.

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

Nova Lifestyle and Diamond Bar are subject to U.S. corporate income taxes on their taxable income at a rate of up to 21% for taxable years beginning after December 31, 2017 and up to 35% for prior tax years. On December 22, 2017, the Tax Cut and Jobs Act (“Tax Act”) was signed into law. The Tax Act introduced a broad range of tax reform measures that significantly change the federal income tax laws. The provisions of the Tax Act that may have significant impact on the Company include the permanent reduction of the corporate income tax rate from 35% to 21% effective for tax years including or commencing on January 1, 2018, one-time transition tax on post-1986 foreign unremitted earnings, provision for Global Intangible Low Tax Income (“GILTI”), deduction for Foreign Derived Intangible Income (“FDII”), repeal of corporate alternative minimum tax, limitation of various business deductions, and modification of the maximum deduction of net operating loss with no carryback but indefinite carryforward provision. Many provisions in the Tax Act are generally effective in tax years beginning after December 31, 2017.

As of December 31, 2017, the Company reflected the provisional income tax effects of the Tax Act under Accounting Standards Codification Topic 740, Income Taxes. The Company has recorded a provisional tax expense in the year ended December 31, 2017 of approximately $3.37 million, comprised of approximately $3.27 million tax expense from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings and $0.09 million of tax expense from remeasurement of U.S. deferred taxes using the relevant tax rate at which the Company expects them to reverse in the future.

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

As of March 31, 2018, unrecognized tax benefits were approximately $2.1 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $2.1 million as of March 31, 2018. As of December 31, 2017, unrecognized tax benefits were approximately $2.0 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $2.0 million as of December 31, 2017.

A reconciliation of the January 1, 2018 through March 31, 2018, amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

Gross UTB

Balance – January 1, 2018 and March 31, 2018	$1,428,561

At March 31, 2018 and December 31, 2017, the Company had cumulatively accrued approximately $631,000 and $599,000 for estimated interest and penalties related to unrecognized tax benefits, respectively. For the three months ended March 31, 2018 and 2017, the Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense, which totaled approximately $32,000 and $33,000, respectively. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

The prospects of supplemental legislation or regulatory processes to address questions that arise because of the Tax Act, or evolving technical interpretations of the tax law, may cause the final impact from the Tax Act to differ from the provisionally recorded amounts. The Company expects to complete its analysis within the measurement period allowed by Staff Accounting Bulletin (“SAB”) No.118, no later than the fourth quarter of 2018.

As of December 31, 2017, a total of $2.1 million unrecognized tax benefit was recorded as long-term taxes payable, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. Other long-term taxes payable also consisted of an income tax payable of $2.50 million, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of its share of previously deferred earnings of our non-U.S. subsidiaries of mandated by the U.S. Tax Reform. The Company elected to pay the one-time transition tax over eight years commencing in April 2018.

Revenue Recognition

In May 2014 the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its product. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

Revenues from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with the Company’s customers.

Product revenue reserves, which are classified as a reduction in product revenues, are generally characterized in the following categories: discounts, returns and rebates. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable as the amount is payable to the Company’s customer.

The Company’s sales policy allows for the return of product within the warranty period if the product is defective and the defects are the Company’s fault.  As alternatives for the product return option, the customers have options of asking a discount from the Company for the products with quality issues or receiving replacement parts from the Company at no cost. The amount for return of products, the discount provided to the Company’s customers and the costs for replacement parts were immaterial for the three months ended March 31, 2018 and 2017.

Accounts Receivable

The Company’s accounts receivable arise from product sales. The Company does not adjust its receivables for the effects of a significant financing component at contract inception if it expects to collect the receivables in one year or less from the time of sale. The Company does not expect to collect receivables greater than one year from the time of sale.

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Amounts determined to be uncollectible are charged or written-off against the reserve. An analysis of the allowance for doubtful accounts is as follows:

Balance at January 1, 2018	$218,976
Provision for the period	321,970

Balance at March 31, 2018	$540,946

During the three ended March 31, 2018 and 2017, bad debts were $321,970 and $324,684, respectively.

The adoption of the new revenue standards did not change the Company’s historical accounting methods for its accounts receivable.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead that are directly attributable to the production of the products. Write-downs of inventory to the lower of cost or net realizable value is also recorded in the cost of sales.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the three months ended March 31, 2018 and 2017, shipping and handling costs were $184 and $305, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense was $192,579 and $537,579 for the three months ended March 31, 2018 and 2017, respectively.

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

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017

Net income (loss)	$1,655,021	$(1,209,390)

Weighted average shares outstanding – basic*	28,253,115	27,345,106
Dilutive stock options and unvested restricted stock	440,364	-
Weighted average shares outstanding – diluted	28,693,479	27,345,106

Income (loss) per share
– basic	$0.06	$(0.04)
– diluted	$0.06	$(0.04)

* Including 821,534 and 466,967 shares that were granted and vested but not yet issued for the three months ended March 31, 2018 and 2017, respectively.

For the three months ended March 31, 2018 and 2017, 858,334 shares purchasable under warrants were excluded from EPS, respectively, as their effects were anti-dilutive. For the three months ended March 31, 2017, the unvested restricted stock were anti-dilutive.

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

Two major customers accounted for 43% (27% and 16% each) of the Company’s sales for the three months ended March 31, 2018. Two major customers accounted for 26% (13% and 14% each) of the Company’s sales for the three months March 31, 2017. Accounts receivable from these customers were $37,674,823 and $8,835,931 as of March 31, 2018 and 2017, respectively.

The Company purchased its products from three and four major vendors during the three months ended March 31, 2018 and 2017, accounting for a total of 93% (39%, 32% and 22% for each) and 89% (33%, 25%, 18% and 13% for each) of the Company’s purchases, respectively.

Advances made to these vendors were $10,401,410 and $20,981,900 as of March 31, 2018 and 2017, respectively. Accounts payable to these vendors were $345,144 and $186,772 as of March 31, 2018 and 2017, respectively.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The amendments are an improvement to U.S. GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has adopted the guidance retrospectively to each period presented. The adoption does not have any material effect on the presentation of its unaudited consolidated statements of cash flows.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. The Company has adopted the guidance retrospectively to each period presented. The adoption does not have any material effect on the presentation of its unaudited consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has adopted the guidance effective January 1, 2018. The Company will evaluate the impact of adopting this standard prospectively upon any transactions of acquisitions or disposals of assets or businesses.

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

Note 3 - Inventories

The inventories as of March 31, 2018 and December 31, 2017 totaled $6,220,820 and $6,374,560, respectively, and were all finished goods.

Note 4 - Plant, Property and Equipment, Net

As of March 31, 2018 and December 31, 2017, plant, property and equipment consisted of the following:

	March 31, 2018	December31, 2017

Computer and office equipment	$304,211	$292,710
Decoration and renovation	118,858	118,858
Less: accumulated depreciation	(264,664)	(254,322)
	$158,405	$157,246

Depreciation expense was $10,341 and $10,116 for the three months ended March 31, 2018 and 2017, respectively.

Note 5 - Intangible Assets

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

Intangible assets consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

eCommerce platform	$1,208,200	$1,208,200
Customer relationship	6,150,559	6,150,559
Trademarks	200,000	200,000
Less: accumulated amortization	(3,457,827)	(3,356,151)
	$4,100,932	$4,202,608

Amortization of intangible assets was $101,676 and $371,003 for the three months ended March 31, 2018 and 2017, respectively.

Estimated amortization expense relating to the existing intangible assets with finite lives for each of the next five years is as follows:

12 months ending March 31,
2018	$406,704
2019	406,704
2020	406,704
2021	406,704
2022	406,704

Note 6 - Receivables from an Unrelated Party, Prepaid Expenses and Other Receivables

(a)       On September 22, 2016, in order to promote the Company’s image and extend its customer reach, the Company entered into a memorandum of understating with an unrelated party (“MOU”) whereby the Company agreed to pay a total fee of $16,000,000 for a period of twelve months, commencing on December 31, 2016, to finance the establishment and promotion of the unrelated party’s Academic E-commerce platform and integrated training center in Hong Kong (the “Platform”). As of December 31, 2016, the Company prepaid $7 million to the unrelated party.

After December 31, 2016, the Company further prepaid $6,835,000 to the unrelated party. However, having considered the recent market situation and the status of the establishment and promotion of the Platform, the Company did not wish to continue to finance the promotion of the Platform. On March 20, 2017, the Company and the unrelated party terminated the MOU and released both parties from all the obligations and liabilities under the MOU. The Company agreed to bear the costs of $800,000 incurred by the unrelated party on the Platform, which were charged as expenses in the first quarter of fiscal year 2017. In fiscal 2017, the Company collected a total of approximately $13 million, which was prepaid previously, and as of December 31, 2017 and March 31, 2018, and no further balance was owed by the unrelated party.

(b)       Prepaid Expenses and Other Receivables consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

Prepaid expenses	$115,126	$198,485
Other receivables	56,071	34,450
Total	$171,197	$232,935

On March 23, 2017, the Company made a short-term advance of $2,000,000 to an unrelated party. The advance is unsecured and bears interest of 5% per annum. The unrelated party agreed to pay the whole amount of $2,000,000 back to the Company by May 31, 2017. After March 31, 2017, the Company collected full payment of the principal from the unrelated party.

Note 7 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

Other payables	$41,346	$31,463
Salary payable	30,625	30,410
Financed insurance premiums	19,640	74,265
Accrued rents	39,469	55,303
Accrued commission	544,667	605,668
Accrued expenses, others	57,615	50,647
Total	$733,362	$847,756

As of March 31, 2018 and December 31, 2017, other accrued expenses mainly included legal and professional fees, transportation expenses and utilities. Other payables represented other tax payable and meal expenses.

Note 8 - Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.25% and maturity on June 1, 2015. On June 8, 2015, the bank extended and modified the terms of the loan agreement to extend the line of credit up to a maximum of $6,000,000 until July 31, 2015 and $5,000,000 thereafter with an annual interest rate of 4.25% and maturity on September 1, 2015 (the term of which the bank allowed to extend until the renewal described in the following sentence while the bank conducted its own audit associated therewith). On September 28, 2015, Diamond Bar extended the line of credit up to a maximum of $6,000,000 with annual interest of 3.75% (4% from December 17, 2015) and maturity on June 1, 2017. On January 20, 2016, Diamond Bar increased the line of credit up to a maximum of $8,000,000 with annual interest of 4%.  On June 22, 2017, Diamond Bar extended the line of credit to maturity on September 1, 2017. On September 19, 2017, Diamond Bar extended the line of credit to maturity on June 1, 2019. The annual interest was 4.75% as of March 31, 2018. The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of March 31, 2018 and December 31, 2017, Diamond Bar had $0 and $4,202,118 outstanding on the line of credit, respectively.  During the three months ended March 31, 2018 and 2017, the Company recorded interest expense of $31,582 and $40,578, respectively.  As of March 31, 2018, Diamond Bar had $8,000,000 available for borrowing without violating any covenants.

The Diamond Bar loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $20 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.5 to 1.0; (iii) the pre-tax income must be not less than 1% of total revenue quarterly; and (iv) maintain a current ratio in excess of 1.25 to 1.00. As of March 31, 2018, Diamond Bar was in compliance with the stated covenants.

On January 22, 2015, Nova Macao renewed a line of credit, with an annual interest rate of 4.25% and principal of up to $6,500,000, with a commercial bank in Hong Kong to extend the maturity date to January 29, 2016. On February 16, 2016, Nova Macao extended the maturity date of line of credit to January 31, 2017, with an annual interest rate of 4% and principal of up to $6,500,000. The loan requires monthly payment of interest and that the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance and was guaranteed by Nova LifeStyle and Diamond Bar. The Company did not extend the line of credit and paid it off in February 2017. As of March 31, 2018 and December 31, 2017, Nova Macao had $0 outstanding on the line of credit, respectively. During the three months ended March 31, 2018 and 2017, Nova Macao paid interest of $0 and $13,828, respectively.

Note 9 - Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president who is currently also our Chief Executive Officer and Chairman of the Board. The lease is to be renewed and has been renewed each year since 2011. On March 16, 2018, the Company renewed the lease for an additional one year term. The lease was for the amount of $34,561, with a term of one year and only for use during two furniture exhibitions to be held between April 1, 2018 and March 31, 2019. During three months ended March 31, 2018 and 2017, the Company paid rental amounts of $0 and $16,458 that are included in selling expenses, respectively.

Note 10 - Stockholders’ Equity

Share repurchase program

On December 12, 2017, the Company issued a press release announcing that the Board of Directors of the Company had approved a 10b-18 share repurchase program to repurchase up to $5 million of its outstanding common stock. Under the repurchase program, shares of the Company’s common stock may be repurchased from time to time over the next 12 months. As of March 31, 2018 and as of the approval date of this quarterly report, no shares have been repurchased under the program.

Warrants

Following is a summary of the warrant activity for the three months ended March 31, 2018:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2018	858,334	$2.71	2.92
Exercisable at January 1, 2018	858,334	2.71	2.92
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at December 31, 2017	858,334	$2.71	2.67
Exercisable at December 31, 2017	858,334	$2.71	2.67

Shares Issued to Consultants

On December 1, 2014, the Company entered into a consulting agreement with a consulting firm for management consulting services effective on December 1, 2014. The Company agreed to issue 60,000 shares of the Company’s common stock to the firm for three years of consulting services. The shares will be issued according to the following vesting schedule set forth as follows: The initial 10,000 shares were required to be issued within 30 days upon signing of the agreement; for the remaining 50,000 shares, the Company issued to the consultant 10,000 shares of common stock on or before each of June 1, 2015, December 1, 2015, June 1, 2016, December 1, 2016 and June 1, 2017. The Company or the consultant may terminate the agreement at any time by 90 days’ written notice to the other party. The fair value of the 60,000 shares was $224,400, which was calculated based on the stock price of $3.74 per share on December 1, 2014 and will be amortized over the service term. During the three months ended March 31, 2018 and 2017, the Company amortized $0 and $18,700 as consulting expenses, respectively.

On February 1, 2016, the Company entered into a marketing agreement with a consultant for marketing development strategies and consulting services for 15 months. The Company agreed to grant the consultant 10,000 unregistered restricted shares of the Company’s common stock per month, for a total commitment of 150,000 shares of common stock. The fair value of the 150,000 shares was $204,000, which was calculated based on the stock price of $1.36 per share on February 1, 2016, the date the agreement was executed, and will be amortized over the service term. During the three months ended March 31, 2018 and 2017, the Company amortized $0 and $40,800 as consulting expenses, respectively.

On February 1, 2016, the Company entered into an agreement with a consultant for E-Commerce consulting service with a term of 24 months. The Company agreed to grant the consultant 10,000 shares of the Company’s common stock per month, for a total commitment of 240,000 shares. Twelve and half percent (12.5%) of those shares vested on April 30, 2016, 12.5% on July 30, 2016, 12.5% on October 31, 2016, 12.5% on January 31, 2017, 12.5% on April 30, 2017, 12.5% on July 30, 2017, 12.5% on October 31, 2017, and the remaining 12.5% on January 31, 2018. The fair value of the 240,000 shares was $326,400, which was calculated based on the stock price of $1.36 per share on February 1, 2016, the date the agreement was executed, and will be amortized over the service term. During the three months ended March 31, 2018 and 2017, the Company amortized $13,600 and $40,800 as consulting expenses, respectively.

On November 15, 2016, the Company entered into a consulting and strategy service agreement with a consultant for marketing and general consulting services effective on November 14, 2016. The Company agreed to grant 100,000 shares of the Company’s common stock to the consultant for 12 months of services starting on November 14, 2016. The shares would be issued pursuant to Nova LifeStyle, Inc. 2014 Omnibus Long-Term Incentive Plan (the “Plan”) approved by the Board of Directors (“Board”) of the Company on May 13, 2014 and ratified at the annual shareholder meeting on June 30, 2014. The Plan was registered under Form S-8 on July 30, 2014. Twenty-five percent (25%) of those shares vested on December 15, 2016, 25% on February 15, 2017, 25% on May 15, 2017, and the remaining 25% vested on August 15, 2017. The fair value of the 100,000 shares was $294,000, which was calculated based on the stock price of $2.94 per share on November 15, 2016 and will be amortized over the service term. During the three months ended March 31, 2018 and 2017, the Company amortized $0 and $72,493 as consulting expenses, respectively.

On November 15, 2016, the Company entered into a consulting agreement with a consultant for business development and financial advisory service for a term of 12 months. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock. The shares were issued pursuant to the Plan. The fair value of the 100,000 shares was $294,000, which was calculated based on the stock price of $2.94 per share on November 15, 2016 and will amortized over the service term. During the three months ended March 31, 2018 and 2017, the Company amortized $0 and $73,500 as consulting expense, respectively.

On November 15, 2016, the Company entered into a consulting agreement with a consultant for business advisory service for a term of 12 months. The Company agreed to compensate the consultant a one-time amount of $20,000 worth of shares of the Company’s common stock based on the price per share on November 15, 2016. The Company also granted the consultant $15,000 worth of shares of the Company’s common stock per month starting from December 1, 2016 for 12 months. The shares were issued pursuant to the Plan. During the three months ended March 31, 2018 and 2017, the Company amortized $0 and $50,000 as consulting expense, respectively.

On June 30, 2017, the Company entered into a consulting agreement with a consultant for business advisory service for a term of 12 months. The Company agreed to compensate the consultant a one-time amount of $10,000 worth of shares of the Company’s common stock based on the price per share on June 30, 2017. The Company also granted the consultant $10,000 worth of shares of the Company’s common stock per month starting from July 1, 2017 for a period of 12 months. The shares were issued pursuant to the Plan. During the three months ended March 31, 2018, the Company amortized $32,500 as consulting expense.

On November 16, 2017, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2017 for one year. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock. Twenty-five percent (25%) of those shares vested on February 15, 2018, 25% on May 15, 2018, 25% on August 15, 2018 and the remaining 25% will vest on November 15, 2018. The fair value of 100,000 shares was $173,000, which was calculated based on the stock price of $1.73 per share on November 16, 2017 and will be amortized over the service term. The shares would be issued pursuant to the Plan. During the three months ended March 31, 2018, the Company amortized $42,658 as consulting expense.

On December 10, 2017, the Company entered into a consulting agreement with a consultant for business advisory service on January 1, 2018 and ending on December 31, 2018. The Company agreed to compensate the consultant a one-time amount of $15,000 worth of shares of the Company’s common stock based on the price per share on December 15, 2016. The Company also granted the consultant $15,000 worth of shares of the Company’s common stock per month starting from January 1, 2018 for 12 months. The shares would be issued pursuant to the Plan. During the three months ended March 31, 2018, the Company amortized $48,750 as consulting expense.

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

Shares and Options Issued to Independent Directors

On August 9, 2016, the Board approved a restricted stock award agreement under the 2014 Omnibus Long-Term Incentive Plan with four independent directors. The Company agreed to grant $40,000 worth of stocks to each of its four independent directors. The restricted period lapses as to 25% of the restricted stock granted vested on September 30, 2016 based on the closing price of common stock on Nasdaq as of August 9, 2016, 25% of the restricted stock granted vested on December 31, 2016 based on the closing price of common stock on Nasdaq as of September 30, 2016, 25% of the restricted stock granted vested on March 31, 2017 based on the closing price of common stock on Nasdaq as of December 31, 2016, and 25% of the restricted stock granted vested on June 30, 2017 based on the closing price of common stock on Nasdaq as of March 31, 2017. During the three months ended March 31, 2018 and 2017, the Company amortized $0 and $39,452 as directors’ stock compensation expenses, respectively.

On April 10, 2017, the Company entered into restricted stock award agreements under 2014 Omnibus Long-Term Incentive Plan with a new independent director of the Board. The Company agreed to grant $20,000 worth of stock to the independent director with a grant date on April 10, 2017. The restricted period lapses as of 50% of the restricted stock granted vested on April 10, 2017 based on the closing price of common stock on Nasdaq as of April 10, 2017, and 50% of the restricted stock granted vested on June 30, 2017 based on the closing price of common stock on Nasdaq as of June 30, 2017. During the three months ended March 31, 2018 and 2017, the Company amortized $1,260 and $0 as directors’ stock compensation expenses.

On September 26, 2017 (the “Grant Date”), the Company entered into stock option agreements under the 2014 Omnibus Long-Term Incentive Plan with the three independent members of the board of directors. The Company agreed to grant the Company’s three independent directors options to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $1.65 per shares, with a term of 5 years. Twenty-five percent (25%) of those stock options vested on September 30, 2017, 25% on December 31, 2017, 25% on March 31, 2018, and the remaining 25% will vest on June 30, 2018, subject to the director remaining in the continuous service of the Company or its affiliates on each applicable vesting date.

The fair value of the stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”). The BSOPM has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk-free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The fair value of the option granted to of the independent directors is recognized as director fee over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions, estimated life of five years, volatility of 84%, risk free interest rate of 1.87%, and dividend yield of 0%. The fair value of 300,000 stock options was $324,907 at the grant date. During the three months ended March 31, 2018, the Company recorded $81,227 as directors’ stock compensation expenses.

Shares Issued to Employees and Service Providers

On May 18, 2016, the Company entered into agreements with three designers for product design services for a term of 24 months. The Company agreed to grant each designer 240,000 shares of the Company’s common stock. Twenty five percent (25%) of those shares vested or will vest on May 31, 2016, 25% on December 18, 2016, 25% on June 18, 2017 and the remaining 25% on December 18, 2017. The fair value of these shares was $388,800, which was calculated based on the stock price of $0.54 per share on May 18, 2016, the date the agreement was executed, and will be amortized over the service term. During each of the three months ended March 31, 2018 and 2017, the Company amortized $47,934 as stock compensation expenses.

On November 14, 2016, the Company entered into an employment agreement with an executive for one year. The Company agreed to grant an award of 30,000 restricted Stock Units to the executive pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $92,100, which was calculated based on the stock price of $3.07 per share on November 11, 2016, the date the awards were determined by the Compensation Committee of the Board. Twenty-five percent (25%) of those shares vested on December 30, 2016, 25% on March 31, 2017, 25% on June 30, 2017 and the remaining 25% vested on September 30, 2017. During the three months ended March 31, 2018 and 2017, the Company amortized $0 and $22,710 as stock compensation, respectively.

On November 15, 2016, the Company entered into an agreement with a designer for furniture design services effective on November 15, 2016 for 1 year. The Company agreed to grant the designer 100,000 shares of the Company’s common stock. The fair value of the 100,000 shares was $294,000, which was calculated based on the stock price of $2.94 per share on November 15, 2016 and will be amortized over the service term. Twenty-five percent (25%) of those shares vested on February 15, 2017, 25% on May 15, 2017, 25% vested on August 15, 2017 and the remaining 25% vested on November 15, 2017. During the three months ended March 31, 2018 and 2017, the Company amortized $0 and $73,500 as stock compensation.

On February 27, 2018, the Company renewed an employment agreement with the Company’s Corporate Secretary and director for a term of one year. The Company agreed to grant an award of 30,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $68,100, which was calculated based on the stock price of $2.27 per share on February 27, 2018, the date the awards were determined by the Compensation Committee of the Board. Twenty-five percent (25%) of those shares vested on February 27, 2018, 25% on March 31, 2018, 25% will vest on June 30, 2018 and the remaining 25% will vest on September 30, 2018. During the three months ended March 31, 2018, the Company amortized $6,157 as stock compensation.

Options Issued to Employees

On August 29, 2017 (the “Grant Date”), the Board approved option grants to the Company’s employees to purchase an aggregate of 780,000 shares of the Company’s common stock (including options to purchase 100,000 shares and 35,000 shares to the Company’s CEO and CFO, respectively) at an exercise price of $1.26 per shares, with a term of 5 years, pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. Fifty percent (50%) of those stock options vested immediately, and the remaining 50%  vested on the six-month anniversary of the Grant Date.

The fair value of the stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”) as described in options to independent directors above. The fair value of the option granted to employees is recognized as compensation expense over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions, estimated life of ten years, volatility of 84%, risk free interest rate of 1.70%, and dividend yield of 0%. The fair value of 780,000 stock options was $643,182 at the grant date. During the three months ended March 31, 2018, the Company recorded $321,591 as stock compensation.

As of March 31, 2018, unrecognized share-based compensation expense related to options was $81,227.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2018	1,072,000	1.37	$1,309,425	4.67
Exercisable at January 1, 2018	532,500	1.37	$649,725	4.67

Granted
Exercised	(15,000)	1.26		-
Forfeited	-	-		-
Outstanding at March 31, 2018	1,057,500	$1.37	$834,750	$4.44
Exercisable at March 31, 2018	982,500	$1.35	$796,500	$4.43

(1)	The intrinsic value of the stock options at March 31, 2018 is the amount by which the market value of the Company’s common stock of $2.16 as of March 31, 2018 exceeds the exercise price of the option.

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

Surplus Reserve Fund

At March 31, 2018 and December 31, 2017, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital.

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

Note 11 - Geographical Sales

Geographical distribution of sales consisted of the following for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
Geographical Areas	2018	2017
North America	$12,717,485	$12,529,632
Europe	-	2,262,865
Australia	3,660,465	2,449,454
Asia	5,925,522	815,071
	$22,303,472	$18,057,022

Note 12 - Commitments and Contingencies

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

On January 7, 2014, the Company entered into a sublease agreement with Diamond Bar for warehouse space with a five-year term commencing on November 1, 2013 and expiring on October 31, 2018. The Company subleased a portion of its warehouse space to one of its customers with a one-year term commencing on December 1, 2013 and expiring on November 30, 2014, which has been renewed every year with the current term expiring on October 31, 2018.  The sublease income of $6,000 per month was recorded against the rental expense. During the three months ended March 31, 2018 and 2017, the Company recorded $18,000 and $16,450 sublease income, respectively.

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

Total rental expense for the three months ended March 31, 2018 and 2017 was $199,069 and $178,169, respectively. The rental expense is recorded on a straight-line basis over the term of the lease.

The total minimum future lease payments are as follows:

12 Months Ending March 31,	Amount
2019	$361,620
2020	15,360
2021	-
2022	-
2023	-
Thereafter	-
Total	$376,980

Employment Agreements

On May 3, 2013, the Company entered into an amended and restated employment agreement with Thanh H. Lam to serve as the Company’s president for a five-year term. The agreement provides for an annual salary of $80,000, a grant of 200,000 shares of the Company’s common stock and an annual bonus at the sole discretion of the Board. The 200,000 shares to be issued to Ms. Lam are subject to the terms of a stock award agreement. The first 50,000 shares of common stock vested immediately, and the remaining shares vest at 50,000 shares per year for three years on each anniversary of the effective date of the stock award agreement. The fair value of the shares was based on the stock price of $3.82 per share on May 3, 2013. On July 24, 2017, the Company and Thanh H. Lam entered into an amendment (the “Amendment”) to her amended and restated employment agreement, pursuant to which she serves as the Company’s Chief Executive Officer and President.  The Amendment increased the annual salary of Ms. Lam from $80,000 to $100,000.

On March 21, 2016, the Company granted Restricted Stock Units to Ya Ming (Jeffrey) Wong (the Company’s former CEO), Yuen Ching (Sammy) Ho, the Company’s former CFO, and Thanh H. Lam, the Company’s President. Each of them will receive a grant of 100,000 Restricted Stock Units (“RSU”). The fair value of the 300,000 shares of RSU was $360,000, which was calculated based on the stock price of $1.20 per share on March 21, 2016. The RSU grants, to the extent not forfeited, have fully vested. During the three months ended March 31, 2018 and 2017, the Company recorded $0 and reversal ($30,000), as stock-based compensation to the officers, respectively.

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

On August 22, 2017, the Company entered into a one-year employment agreement, effective as of August 22, 2017, with Jeffery Chuang, the Company’s new CFO. The employment agreement provided for an annual salary of $50,000 to the CFO and annual bonuses at the sole discretion of the Board of Directors. The employment agreement also provides for a grant of options to purchase 35,000 shares of the Company’s common stock, which was described in the Note 10 – Stockholders’ equity.

Note 13 - Subsequent Events

The Company has evaluated all events that have occurred subsequent to March 31, 2018 through the issuance of the consolidated financial statements and the following subsequent event has been identified.

On May 8, 2018, the Company renewed an employment agreement with the Company’s Chief Executive Officer and President for a term of five years. The employment agreement provides for an annual salary of $100,000 to the CEO and annual bonuses at the sole discretion of the Board of Directors.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” the negatives of such terms and other terms of similar meaning typically identify forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our 2017 Form 10-K. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2017 Form 10-K. Unless the context otherwise requires, references in this report to “we,” “us,” “Nova,” “Nova Lifestyle” or the “Company” refer to Nova Lifestyle, Inc. and its subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”). All references to the first quarter and first three months of 2018 and 2017 mean the three-month periods ended March 31, 2018 and 2017.  In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2017 Form 10-K.

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

For a description of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. For Revenue Recognition refer to Note 2 to the unaudited consolidated financial statements contained herein.

Changes in Accounting Standards

Please refer to Note 2 to our condensed consolidated financial statements, “Summary of Significant Accounting Policies – New Accounting Pronouncements,” for a discussion of relevant pronouncements.

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

The following table sets forth the results of our operations for the three months ended March 31, 2018 and 2017. Certain columns may not add due to rounding.

	Three Months Ended March 31,
	2018		2017
	$	% of Sales	$	% of Sales
Net sales	22,303,472		18,057,022
Cost of sales	(17,401,930)	(78.0%)	(15,355,247)	(85.0%)
Gross profit	4,901,542	22.0%	2,701,775	15.0%
Operating expenses	(2,936,826)	(13.2%)	(4,000,678)	(22.2%)
Income (loss) from operations	1,964,716	8.8%	(1,298,903)	(7.2%)
Other expenses, net	(62,438)	(0.3%)	(80,506)	(0.4%)
Income tax expense (benefit)	247,257	1.1%	(170,019)	(0.9%)
Net income (loss)	1,655,021	7.4%	(1,209,390)	(6.7%)

Net Sales

Net sales for the three months ended March 31, 2018 were $22.30 million, an increase of 23.52% from $18.06 million in the same period of 2017. This increase in net sales resulted primarily from a 23.06% increase in average selling price and 0.37% increase in sales volume. Our largest selling product categories in the three months ended March 31, 2018 were sofas, dining table and chairs, which accounted for approximately 61%, 9% and 6% of sales, respectively. In the three months ended March 31, 2017, the largest three selling categories were sofas, beds and coffee tables, which accounted for 80%, 11% and 5% of sales, respectively.

The $4.25 million increase in net sales in the three months ended March 31, 2018, compared to the same period of 2017, was mainly due to increased sales to North America, Australia and Asia. North American sales increased by 1.5% to $12.72 million in the three months ended March 31, 2018, compared to $12.53 million in 2017. Europe sales were $0 in the three months ended March 31, 2018, compared to $2.26 million in the same period of 2017. Sales in Europe decreased as we gradually stopped selling low margin, low quality products after the sale of our factory in China. We aggressively changed our product mix and our sales and marketing strategies targeted at high-end products and customers. We will continue to maintain our marketing efforts in Europe. Sales to Australia increased 49.4% to $3.66 million in the three months ended March 31, 2018, compared to $2.45 million in the same period of 2017, primarily as a result of increased sales orders from one of our customers in Australia who was involved in projects in many hotels and apartments during the first quarter of 2018. We anticipate that we will continue to receive orders in the near future from that customer. Sales to Asia, excluding China and Hong Kong, increased by 627.0% to $5.93 million in the three months ended March 31, 2018, compared to $0.82 million in the same period of 2017, primarily due to the increases of sales orders from one of our customers who expanded its business in Middle East.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers. Total cost of sales increased by 13% to $17.40 million in the three months ended March 31, 2018, compared to $15.36 million in the same period of 2017. Cost of sales as a percentage of sales decreased to 78% in the three months ended March 31, 2018, compared to 85% in the same period of 2017. The increase in cost of sales in dollar terms resulted primarily from increased costs of higher quality products purchased from third party manufacturers. However, due to our marketing efforts, we were able to secure more high-end customers who are willing to pay such higher prices. As a result, cost of sales as a percentage of sales decreased in the first quarter of 2018 as compared to the same quarter last year.

Gross Profit

Gross profit increased by 81% to $4.90 million in the three months ended March 31, 2018, compared to $2.70 million in the same period of 2017. Our gross profit margin increased to 22% in the three months ended March 31, 2018, compared to 15% in the same period of 2017. The increase in gross profit margin resulted primarily from decreased cost of sales as a percentage of net sales, which was due primarily to our marketing efforts to secure more high-end customers who are willing to pay higher prices for our products.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development expenses. Operating expenses were $2.94 million in the three months ended March 31, 2018, compared to $4.00 million in the same period of 2017. Selling expenses decreased by 35%, or $0.34 million, to $0.63 million in the three months ended March 31, 2018, from $0.98 million in the same period of 2017, due primarily to decreased sales and marketing expenses since we decreased advertising on shows and television in the U.S. General and administrative expense decreased by 23%, or $0.72 million, to $2.31 million in the three months ended March 31, 2018, from $3.03 million in the same period of 2017, primarily due to a non-recurring, one-time termination cost on Academic E-commerce platform of approximately $0.80 million in 2017 (see Note 6 to our condensed consolidated financial statements).

Other Expenses, Net

Other expenses, net, was $62,438 in the three months ended March 31, 2018, compared with other expense, net, of $80,506 in the same period of 2017, representing a decrease in other expense of $0.02 million. The decrease in other expense was due primarily to the decreased interest expense on our lines of credit to $31,582 in the three months ended March 31, 2018 from $54,406 in the same period of 2017.

Income Tax (Expense) Benefit

Income tax expense was $247,257 in the three months ended March 31, 2018, compared with $170,019 of income tax benefit in the same period of 2017.   The increase in income tax expense for the three months ended March 31, 2018 was mainly due to increased taxable income. The income tax benefit for the three months ended March 31, 2017 was mainly due to the deferred tax on our NOL carryforwards in the U.S. and a reversal of our tax liability reserves due to a statute of limitations expiration, partially offset by accruing interest on prior year ASC 740-10 (FIN 48) reserves.

Net Income (Loss)

As a result of the foregoing, our net income was $1.66 million in the three months ended March 31, 2018, as compared with $1.21 million of net loss for the same period of 2017.

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

We had net working capital of $70,391,993 at March 31, 2018, a decrease of $1.84 million from net working capital of $72,236,890 at December 31, 2017. The ratio of current assets to current liabilities was 29.05-to-1 at March 31, 2018.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2018 and 2017:

	2018	2017
Cash (used in) provided by:
Operating activities	$(387,929)	$8,759,369
Investing activities	(11,499)	(7,587,132)
Financing activities	(4,202,118)	(3,469,690)

Net cash used in operating activities was $0.39 million in the three months ended March 31, 2018, a reduction of cash inflow of $9.15 million from $8.76 million of cash provided in operating activities in the same period of 2017. The reduction of cash inflow was attributable primarily to a decreased cash inflow of $17.56 million from accounts receivable to $0.94 million cash outflow in the three months ended March 31, 2018, compared to $16.61 million cash inflow in the same period of 2017, the decrease being mainly a result of increased sales and providing longer payment terms to our long-term relationship customers. The reduction in cash inflow was partially offset by (i) an increased cash inflow for net income of $2.86 million from net loss of $1.21 million in the three months ended March 31, 2017 to net income of $1.66 million in the three months ended March 31, 2018, this increase being mainly a result of increased of net sales with higher profit margin, and (ii) a reduction in cash outflow of $5.26 million for advance to suppliers from $7.44 million in the three months ended March 31, 2017 to $2.18 million in the three months ended March 31, 2018. In the first quarter of 2017, we placed more deposits to suppliers in China in preparation of sales in the latter part of 2017.

Net cash provided by investing activities was $0.01 million in the three months ended March 31, 2018, a decrease of cash outflow of $7.58 million from $7.59 million outflow in the same period of 2017. In the three months ended March 31, 2018, we incurred cash outflow of $11,499 from purchases of property and equipment. In the three months ended March 31, 2017, we incurred cash outflow of $2,132 from purchases of property and equipment and advances to unrelated parties of $8.84 million, which were partially offset by a receipt of $1.25 million from trademark assignment fee in connection with divestment of our former Chinese subsidiaries.

Net cash used in financing activities was $4.20 million in the three months ended March 31, 2018, an increase of cash outflow of $0.73 million from cash outflow of $3.47 million in the same period of 2017. In the three months ended March 31, 2018, we repaid $20.13 million on bank loans, and borrowed $15.92 million from bank loans.  In the three months ended March 31, 2017, we repaid $18.94 million for bank loans, and borrowed $15.47 million from bank loans.

As of March 31, 2018, we had gross accounts receivable of $55,166,902, of which $9,760,499 was not yet past due, $14,426,139 was less than 90 days past due, $11,356,875 was over 90 days but within 180 days past due and $19,623,390 over 180 days past due. We had an allowance for bad debt of $540,946 for accounts receivable. As of May 4, 2018, $6,360,686 accounts receivable outstanding at March 31, 2018 had been collected.

As of May 4, 2018, $23,736,569, or 44%, of accounts receivable outstanding at December 31, 2017 had been collected.

As of March 31, 2018 and December 31, 2017, we had advances to suppliers of $10,762,192 and $8,580,609, respectively. The nature of these supplier prepayments is that the payment is made for goods before we actually receive them. The balances of advances to suppliers have increased by $2.18 million due in part to the fact that product orders prepaid to suppliers for a special project from orders of a Senior Care Center in Shanxi, which would be delivered in the fourth quarter of 2018. We made prepayment to our suppliers in order to secure our purchasing power over new materials and priority position of our production lines with our suppliers, especially when we are introducing eight new product lines in 2017. Also, the decision for such advances is to establish long term relationship with our suppliers.

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

For a brand new product, the normal lead time from new product R&D, prototype, mass production to delivery of goods from our suppliers to us is approximately six to nine months after we make advance payments to our suppliers. For other products, the typical time is five months after our advance payment. We will consider the need for a reserve when any suppliers fail to fulfill the orders within the time frame as stipulated in the purchase contracts. As of March 31, 2018 and December 31, 2017, no reserve on supplier prepayments had been made or recorded by us.

In addition, we have noticed increasing demand for antique home furnishing and within the decorating market for products such as reclaimed wood flooring and one-of-a-kind antique furniture. Due to the nature of antique furnishing business, funds are required up front in order for suppliers to source and secure these products whenever they are available in the market.

As of May 4, 2018, $785,733, or 7%, of our advance to suppliers outstanding at March 31, 2018 had been delivered to us in the form of inventory purchase.

The balance of $10,762,192 advance to suppliers outstanding at March 31, 2018 is expected to be delivered to us in the form of inventory purchase through the fourth quarter in 2018.

Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest of 4.25% and maturity on June 1, 2015. On June 8, 2015, the bank extended and modified the terms of the loan agreement to extend the line of credit up to a maximum of $6,000,000 until July 31, 2015 and $5,000,000 thereafter with an annual interest rate of 4.25% and maturity on September 1, 2015 (the term of which the bank allowed to extend until the renewal described in the following sentence while the bank conducted its own audit associated therewith). On September 28, 2015, Diamond Bar extended the line of credit up to a maximum of $6,000,000 with annual interest of 3.75% (4% from December 17, 2015) and maturity on June 1, 2017. On January 20, 2016, Diamond Bar increased the line of credit up to a maximum of $8,000,000 with annual interest of 4%.  On June 22, 2017, Diamond Bar extended the line of credit to maturity on September 1, 2017. On September 19, 2017, Diamond Bar extended the line of credit to maturity on June 1, 2019. The annual interest was 4.5% as of December 31, 2017. The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of March 31, 2018 and 2017, Diamond Bar had $0 and $4,202,118 outstanding on the line of credit, respectively.  During the three months ended March 31, 2018 and 2017, the Company recorded interest expense of $31,582 and $40,578, respectively.  As of March 31, 2018, Diamond Bar had $8,000,000 available for borrowing without violating any covenants.

The Diamond Bar loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $20 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.5 to 1.0; (iii) the pre-tax income must be not less than 1.0% of total revenue quarterly; and (iv) maintain a current ratio in excess of 1.25 to 1.00. As of March 31, 2018, Diamond Bar was in compliance with the stated covenants.

On January 22, 2015, Nova Macao renewed a line of credit, with an annual interest rate of 4.25% and principal of up to $6,500,000, with a commercial bank in Hong Kong to extend the maturity date to January 29, 2016. On February 16, 2016, Nova Macao extended the maturity date of line of credit to January 31, 2017, with an annual interest rate of 4% and principal of up to $6,500,000. The loan requires monthly payment of interest and that the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance and was guaranteed by Nova LifeStyle and Diamond Bar. The Company did not extend the line of credit and paid it off in February 2017. As of March 31, 2018 and December 31, 2017, Nova Macao had $0 outstanding on the line of credit, respectively. During the three months ended March 31, 2018 and 2017, Nova Macao paid interest of $0 and $13,828, respectively.

Shelf Registration; Resale Registration Statement

On July 13, 2017, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000.  The shelf registration statement was declared effective as of October 12, 2017.

Other Long-Term Liabilities

As of March 31, 2018, we recorded long-term taxes payable of $4.6 million, consisting of an income tax payable of $2.5 million, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of our share of previously deferred earnings of our non-U.S. subsidiaries of mandated by the U.S. Tax Reform, and a $2.1 million unrecognized tax benefit, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

During the period covered by this quarterly report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

See the following Exhibit Index to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Document Description
10.1†	Employment Agreement by and between Nova Lifestyle Inc. and Thanh H. Lam dated May 8, 2018*
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith
‡ Furnished herewith
* Indicates management contract, compensatory agreement or arrangement, in which our directors or executive officers may participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVA LIFESTYLE, INC.
(Registrant)
Date: May 14, 2018	By:	/s/ Thanh H. Lam
Thanh H. Lam Chairperson and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2018		/s/ Jeffery Chuang
Jeffery Chuang Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)