Form 10-Q
period 2018-06-30
Nova Lifestyle, Inc.
filed 2018-08-13
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 011-36259

NOVA LIFESTYLE, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6565 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

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

YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,585,456 shares of common stock outstanding as of August 9, 2018.

Nova Lifestyle, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

	June 30, 2018	December 31, 2017

Assets

Current Assets
Cash and cash equivalents	$7,803,679	$5,722,716
Accounts receivable, net	55,274,251	54,006,513
Advances to suppliers	15,870,812	8,580,609
Inventories	5,882,945	6,374,560
Prepaid expenses and other receivables	245,233	232,935

Total Current Assets	85,076,920	74,917,333

Noncurrent Assets
Plant, property and equipment, net	149,357	157,246
Lease deposit	43,260	43,260
Goodwill	218,606	218,606
Intangible assets, net	3,999,256	4,202,608
Deferred tax assets	318,961	318,961

Total Noncurrent Assets	4,729,440	4,940,681

Total Assets	$89,806,360	$79,858,014

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

	June 30, 2018	December 31, 2017

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$4,609,893	$1,634,554
Line of credit	7,306,830	-
Advance from customers	48,808	19,826
Accrued liabilities and other payables	640,769	847,756
Income tax payable	324,892	178,307

Total Current Liabilities	12,931,192	2,680,443

Noncurrent Liabilities
Line of credit	-	4,202,118
Income tax payable	4,591,257	4,527,849

Total Noncurrent Liabilities	4,591,257	8,729,967

Total Liabilities	17,522,449	11,410,410

Contingencies and Commitments

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 28,399,610 and 28,191,927 shares issued and outstanding; as of June 30, 2018 and December 31, 2017, respectively	28,400	28,192
Additional paid-in capital	39,500,150	38,682,377
Statutory reserves	6,241	6,241
Retained earnings	32,749,120	29,730,794

Total Stockholders' Equity	72,283,911	68,447,604

Total Liabilities and Stockholders' Equity	$89,806,360	$79,858,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017

Net Sales	$46,412,102	$37,590,789	$24,108,630	$19,533,767

Cost of Sales	37,305,319	31,417,150	19,903,389	16,061,903

Gross Profit	9,106,783	6,173,639	4,205,241	3,471,864

Operating Expenses
Selling expenses	1,681,058	1,686,436	1,049,905	711,434
General and administrative expenses	3,848,564	5,483,709	1,542,891	2,458,033

Total Operating Expenses	5,529,622	7,170,145	2,592,796	3,169,467

Income (Loss) From Operations	3,577,161	(996,506)	1,612,445	302,397

Other Income (Expenses)
Non-operating expense, net	4,082	797	4,082	797
Foreign exchange transaction loss	(441)	(230)	(305)	(190)
Interest expense, net	(55,786)	(92,161)	(24,204)	(37,755)
Financial expense	(69,497)	(51,827)	(38,777)	(25,767)

Total Other Expenses, Net	(121,642)	(143,421)	(59,204)	(62,915)

Income (Loss) Before Income Taxes	3,455,519	(1,139,927)	1,553,241	239,482

Income Tax Expense (Benefit)	437,193	(488,003)	189,936	(317,984)

Net Income (Loss) and Comprehensive Income (Loss)	$3,018,326	$(651,924)	$1,363,305	$557,466

Basic weighted average shares outstanding	28,304,183	27,429,885	28,043,687	27,513,733
Diluted weighted average shares outstanding	28,650,857	27,429,885	28,524,134	27,516,902

Net income (loss) per share of common stock
Basic	$0.11	$(0.02)	$0.05	$0.02
Diluted	$0.11	$(0.02)	$0.05	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

	Six Months Ended June 30,
	2018	2017

Cash Flows From Operating Activities
Net income (loss)	$3,018,326	$(651,924)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	222,741	762,150
Deferred tax benefit	-	(648,961)
Stock compensation expense	843,296	913,264
Changes in bad debt allowance	169,909	504,324
Changes in operating assets and liabilities:
Accounts receivable	(1,437,647)	9,997,317
Advances to suppliers	(7,290,203)	(10,922,714)
Inventories	491,615	768,120
Other current assets	(69,820)	(267,052)
Accounts payable	2,975,339	(2,296,941)
Advance from customers	28,982	(497,484)
Accrued liabilities and other payables	(206,281)	186,081
Taxes payable	209,993	160,959

Net Cash Used in Operating Activities	(1,043,750)	(1,992,861)

Cash Flows From Investing Activities
Assignment fee received	-	1,250,000
Purchase of property and equipment	(11,499)	(2,132)
Advances to unrelated parties	-	(8,835,000)
Repayment from unrelated parties	-	15,835,000

Net Cash (Used in) Provided by Investing Activities	(11,499)	8,247,868

Cash Flows From Financing Activities
Proceeds from line of credit and bank loan	39,802,918	23,094,342
Repayment to line of credit and bank loan	(36,698,206)	(26,765,110)
Proceeds from the exercise of options for common stocks	31,500	-

Net Cash Provided by (Used in) Financing Activities	3,136,212	(3,670,768)

Net increase in cash and cash equivalents	2,080,963	2,584,239

Cash and cash equivalents, beginning of period	5,722,716	2,587,743

Cash and cash equivalents, end of period	$7,803,679	$5,722,716

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income tax payments	$227,200	$-
Interest expense	$55,828	$118,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

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

On December 7, 2017, Nova LifeStyle, Inc. incorporated i Design Blockchain Technology, Inc. (“i Design”) under the laws of the State of California. The purpose of i Design is to build our own blockchain technology team. This new company will focus on the application of blockchain technology in the furniture industry, including encouraging and facilitating interactions among designers and customers, and building a blockchain-powered platform that enables designers to showcase their products, including current and future furniture designs. This company is in the planning stage and has had minimal operations to date.

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

The interim condensed consolidated financial information as of June 30, 2018 and for the six and three month periods ended June 30, 2018 and 2017 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the SEC on March 29, 2018.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of June 30, 2018, its interim condensed consolidated results of operations and cash flows for the six and three month periods ended June 30, 2018 and 2017, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the two-step goodwill impairment test for Diamond Bar reporting unit.  Accordingly, as of June 30, 2018 and December 31, 2017, the Company concluded there was no impairment of goodwill of Diamond Bar.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash, money market funds, investments in interest bearing demand deposit accounts, time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Advances to Suppliers

Advances to suppliers are reported net of allowance when the Company determines that amounts outstanding are not likely to be collected in cash or utilized against purchase of inventories. Based on its historical record and actual practice, the Company always received goods within 5 to 9 months from the date the advance payment is made. As such, no reserve on supplier prepayments had been made or recorded by the Company. Any provisions for allowance for advances to suppliers, if deemed necessary, will be included in general and administrative expenses in the consolidated statements of comprehensive income. During the six and three months ended June 30, 2018 and 2017, no provision was made on advances to suppliers.

Inventories

Inventories are stated at the lower of cost and net realizable value with cost determined on a weighted-average basis. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company did not record any write-downs of inventory at June 30, 2018 and December 31, 2017.

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

Based on its review, the Company believes that, as of June 30, 2018 and December 31, 2017, there was no impairment of its long-lived assets.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense were $78,805 and $364,105 for the six months ended June 30, 2018 and 2017, respectively. Research and development expense were $13,216 and $309,105 for the three months ended June 30, 2018 and 2017, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The actual effective tax rate for the six months ended June 30, 2018 is 13.14% and the income tax expense for the six and three months ended June 30, 2018 are $391,000 and $144,000, respectively, and are primarily related to income from operations. The income tax benefit for the six and three months ended June 30, 2017 are $488,000 and $318,000, respectively, and are primarily related to quarter to date losses generated from U.S. operations.

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

Nova Lifestyle, Inc. and Diamond Bar Outdoors, Inc. (“Diamond Bar”) are subject to U.S. federal and state income taxes. Nova Furniture BVI and Bright Swallow International Group Limited (“BSI”) were incorporated in the BVI, Nova Samoa was incorporated in Samoa and Nova Macau was incorporated in Macau. There is no income tax for companies domiciled in the BVI, Samoa and Macau. Accordingly, the Company’s consolidated financial statements do not present any income tax provision related to the BVI, Samoa and Macau tax jurisdiction where Nova Furniture BVI and BSI, Nova Samoa and Nova Macau are domiciled.

On December 22, 2017, the Tax Cut and Jobs Act (“Tax Act”) was signed into law. The Tax Act introduced a broad range of tax reform measures that significantly change the federal income tax laws. The provisions of the Tax Act that may have significant impact on the Company include the permanent reduction of the corporate income tax rate from 35% to 21% effective for tax years including or commencing on January 1, 2018, one-time transition tax on post-1986 foreign unremitted earnings, provision for Global Intangible Low Tax Income ("GILTI"), deduction for Foreign Derived Intangible Income ("FDII"), repeal of corporate alternative minimum tax, limitation of various business deductions, and modification of the maximum deduction of net operating loss with no carryback but indefinite carryforward provision. Many provisions in the Tax Act are generally effective in tax years beginning after December 31, 2017.

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

As of June 30, 2018, unrecognized tax benefits were approximately $2.1 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $2.1 million as of June 30, 2018. As of December 31, 2017, unrecognized tax benefits were approximately $2.0 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $2.0 million as of December 31, 2017.

A reconciliation of the January 1, 2018 through June 30, 2018, amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

Gross UTB

Balance – January 1, 2018 and June 30, 2018	$1,428,561

At June 30, 2018, the Company had cumulatively accrued approximately $663,000 for estimated interest and penalties related to unrecognized tax benefits. At December 31, 2017, the Company had cumulatively accrued approximately $599,000 for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense, which totaled approximately $63,000 and $67,000 for the six months ended June 30, 2018, and 2017, respectively; and $31,000 and $33,000 for the three months ended June 30, 2018 and 2017, respectively. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

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

As of December 31, 2017, a total of $2.1 million unrecognized tax benefit was recorded as long-term taxes payable, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. Other long-term taxes payable also consisted of an income tax payable of $2.50 million, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of its share of previously deferred earnings of our non-U.S. subsidiaries of mandated by the Tax Cuts and Jobs Act of 2017. The Company elected to pay the one-time transition tax over eight years commencing in April 2018.

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

The Company’s sales policy allows for the return of product within the warranty period if the product is defective and the defects are the Company’s fault.  As alternatives for the product return option, the customers have options of asking a discount from the Company for the products with quality issues or receiving replacement parts from the Company at no cost. The amount for return of products, the discount provided to the Company’s customers and the costs for replacement parts were immaterial for the three months ended June 30, 2018 and 2017.

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

Balance at January 1, 2018	$218,976
Provision for the period	169,909
Balance at June 30, 2018	$388,885

During the six months ended June 30, 2018 and 2017, bad debts (reversal) expense were $169,909 and $(18,476), respectively. During the three months ended June 30, 2018 and 2017, bad debts (reversal) expense were $(152,061) and $8,225, respectively.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the six months ended June 30, 2018 and 2017, shipping and handling (income) costs were $(6,277) and $953, respectively; and $(6,461) and $648 for the three months ended June 30, 2018 and 2017.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense was $544,316 and $660,796 for the six months ended June 30, 2018 and 2017, respectively; and $351,737 and $123,217 for the three months ended June 30, 2018 and 2017, respectively.

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

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the six and three months ended June 30, 2018 and 2017:

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017

Net Income (Loss) and Comprehensive Income (Loss)	$3,018,326	$(651,924)	$1,363,305	$557,466

Weighted average shares outstanding – basic*	28,304,183	27,429,885	28,043,687	27,513,733
Dilutive stock options and unvested restricted stock	346,674	-	480,447	3,169
Weighted average shares outstanding – diluted	28,650,857	27,429,885	28,524,134	27,516,902

Net income (loss) per share of common stock
Basic	$0.11	$(0.02)	$0.05	$0.02
Diluted	$0.11	$(0.02)	$0.05	$0.02

* Including 1,032,500 and 698,271 shares that were granted and vested but not yet issued for the six months ended June 30, 2018 and 2017, respectively.

For the six and three months ended June 30, 2018 and 2017, 858,334 shares purchasable under warrants were excluded from EPS, respectively, as their effects were anti-dilutive. For the three months ended June 30, 2018, 7,500 unvested restricted stock were anti-dilutive.

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

Two customers accounted for 42% (23% and 19% each) of the Company’s sales for the six months ended June 30, 2018 and one customer accounted for 18% of the Company’s sales for the same period of 2017. Two customers accounted for 40% (28% and 12% each) of the Company’s sales for the three months ended June 30, 2018 and one customer accounted for 22% of the Company’s sales for the same period of 2017. Gross accounts receivable from these customers were $42,590,217 and $7,347,112 as of June 30, 2018 and 2017, respectively.

The Company purchased its products from three major vendors during the six months ended June 30, 2018 and four major vendors during the same period of 2017, accounting for a total of 68% (24%, 23% and 21% for each) and 92% (36%, 25%, 18% and 13% for each) of the Company’s purchases, respectively. The Company purchased its products from three and four major vendors during the three months ended June 30, 2018 and 2017, accounting for a total of 54% (25%, 18% and 11% for each) and 90% (37%, 23%, 17% and 13% for each) of the Company’s purchases, respectively. Advances made to these vendors were $14,846,106 and $23,024,991 as of June 30, 2018 and 2017, respectively. Accounts payable to these vendors were $3,093,608 and $0 as of June 30, 2018 and 2017, respectively.

Fair Value of Financial Instruments

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying value of cash, accounts receivable, advances to suppliers, other receivables, accounts payable, short-term line of credit, advance from customers, other payables and accrued liabilities approximate estimated fair values because of their short maturities.  The estimated fair value of the long-term lines of credit approximated the carrying amount as the interest rates are considered as approximate to the current rate for comparable loans at the respective balance sheet dates.

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

Note 3 - Inventories

The inventories as of June 30, 2018 and December 31, 2017 totaled $5,882,945 and $6,374,560, respectively, and were all finished goods.

Note 4 - Plant, Property and Equipment, Net

As of June 30, 2018 and December 31, 2017, plant, property and equipment consisted of the following:

	June 30, 2018	December 31, 2017

Computer and office equipment	$304,211	$292,710
Decoration and renovation	118,858	118,858
Less: accumulated depreciation	(273,712)	(254,322)
	$149,357	$157,246

Depreciation expense was $19,389 and $20,143 for the six months ended June 30, 2018 and 2017, respectively; and $9,048 and $10,027 for the three months ended June 30, 2018 and 2017, respectively.

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

The Company’s eCommerce platform is a website through which customers are able to browse and place orders online for the Company’s products. For the downloadable mobile application, customers are able to download the application onto their own mobile devices to browse the Company’s product offerings. The Nova sales kit application is used on mobile devices to enable the Company’s sales representatives to display the Company’s products and inventory to customers. The total cost associated with the development, programming, design and roll-out of the Company’s eCommerce platform, downloadable mobile application, and Nova sales kit application was approximately $1.20 million. The Company’s eCommerce platform, downloadable mobile application, and Nova sales-kit application were completed and put into operation in 2015. These intangible assets are amortized using the straight-line method with an original estimated life of 10 years for each and are revised to 1 year in the quarter ended March 31, 2017.  The effect of the change in estimate is accounted for on a prospective basis.

Intangible assets consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

eCommerce platform	$1,208,200	$1,208,200
Customer relationship	6,150,559	6,150,559
Trademarks	200,000	200,000
Less: accumulated amortization	(3,559,503)	(3,356,151)
	$3,999,256	$4,202,608

Amortization of intangible assets was $203,352 and $742,007 for the six months ended June 30, 2018 and 2017, respectively; and $101,676 and $371,004 for the three months ended June 30, 2018 and 2017, respectively.

Estimated amortization expense relating to the existing intangible assets with finite lives for each of the next five years is as follows:

12 months ending June 30,
2019	$406,704
2020	406,704
2021	406,704
2022	406,704
2023	406,704

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

After December 31, 2016, the Company further prepaid $6,835,000 to the unrelated party. However, having considered the recent market situation and the status of the establishment and promotion of the Platform, the Company did not wish to continue to finance the promotion of the Platform. On March 20, 2017, the Company and the unrelated party terminated the MOU and released both parties from all the obligations and liabilities under the MOU. The Company agreed to bear the costs of $800,000 incurred by the unrelated party on the Platform, which were charged as expenses in the first quarter of fiscal year 2017. In fiscal 2017, the Company collected a total of approximately $13 million, which was prepaid previously, and as of December 31, 2017 and June 30, 2018, no further balance was owed by the unrelated party.

(b)       Prepaid Expenses and Other Receivables consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Prepaid expenses	$203,859	$198,485
Other receivables	41,374	34,450
Total	$245,233	$232,935

On March 23, 2017, the Company made a short-term advance of $2,000,000 to an unrelated party. The advance is unsecured and bears interest of 5% per annum. The unrelated party agreed to pay the whole amount of $2,000,000 back to the Company by May 31, 2017. After March 31, 2017, the Company collected full payment of the principal from the unrelated party.

Note 7 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Other payables	$18,025	$31,463
Salary payable	30,498	30,410
Financed insurance premiums	130,675	74,265
Accrued rents	23,647	55,303
Accrued commission	375,413	605,668
Accrued expenses, others	62,511	50,647
Total	$640,769	$847,756

As of June 30, 2018 and December 31, 2017, other accrued expenses mainly included legal and professional fees, transportation expenses and utilities. Other payables represented other tax payable and meal expenses.

Note 8 - Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest rate of 4.25% and maturity on June 1, 2015. On June 8, 2015, the bank extended and modified the terms of the loan agreement to extend the line of credit up to a maximum of $6,000,000 until July 31, 2015 and $5,000,000 thereafter with an annual interest rate of 4.25% and maturity on September 1, 2015 (the term of which the bank allowed to extend until the renewal described in the following sentence while the bank conducted its own audit associated therewith). On September 28, 2015, Diamond Bar extended the line of credit up to a maximum of $6,000,000 with annual interest rate of 3.75% (4% from December 17, 2015) and maturity on June 1, 2017. On January 20, 2016, Diamond Bar increased the line of credit up to a maximum of $8,000,000 with annual interest rate of 4%.  On June 22, 2017, Diamond Bar extended the line of credit to maturity on September 1, 2017. On September 19, 2017, Diamond Bar extended the line of credit to maturity on June 1, 2019. The annual interest rate was 5.00% as of June 30, 2018. The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of June 30, 2018 and December 31, 2017, Diamond Bar had $7,306,830 and $4,202,118 outstanding on the line of credit, respectively.  During the six months ended June 30, 2018 and 2017, the Company recorded interest expense of $55,828 and $104,925, respectively; and $24,246 and $64,347 for the three months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, Diamond Bar had $693,170 available for borrowing without violating any covenants.

The Diamond Bar loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $20 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.5 to 1.0; (iii) the pre-tax income must be not less than 1% of total revenue quarterly; and (iv) maintain a current ratio in excess of 1.25 to 1.00. As of June 30, 2018, Diamond Bar was in compliance with the stated covenants.

On January 22, 2015, Nova Macao renewed a line of credit, with an annual interest rate of 4.25% and principal of up to $6,500,000, with a commercial bank in Hong Kong to extend the maturity date to January 29, 2016. On February 16, 2016, Nova Macao extended the maturity date of line of credit to January 31, 2017, with an annual interest rate of 4% and principal of up to $6,500,000. The loan requires monthly payment of interest and that the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance and was guaranteed by Nova LifeStyle and Diamond Bar. The Company did not extend the line of credit and paid it off in February 2017. As of June 30, 2018 and December 31, 2017, Nova Macao had $0 outstanding on the line of credit, respectively. During the six months ended June 30, 2018 and 2017, Nova Macao paid interest of $0 and $13,828, respectively; and $0 for the three months ended June 30, 2018 and 2017.

Note 9 - Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president who is currently also our Chief Executive Officer and Chairman of the Board. The lease is to be renewed and has been renewed each year since 2011. On March 16, 2018, the Company renewed the lease for an additional one year term. The lease was for the amount of $34,561, with a term of one year and only for use during two furniture exhibitions to be held between April 1, 2018 and March 31, 2019. During the six months ended June 30, 2018 and 2017, the Company paid rental amounts of $17,281 and $16,458 that are included in selling expenses, respectively; and $17,281 and $16,458 for the three months ended June 30, 2018 and 2017, respectively.

Note 10 - Stockholders’ Equity

Share repurchase program

On December 12, 2017, the Company issued a press release announcing that the Board of Directors of the Company had approved a 10b-18 share repurchase program to repurchase up to $5 million of its outstanding common stock. Under the repurchase program, shares of the Company’s common stock may be repurchased from time to time over the next 12 months. As of June 30, 2018 and as of the approval date of this quarterly report, no shares have been repurchased under the program.

Warrants

Following is a summary of the warrant activity for the six months ended June 30, 2018:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2018	858,334	$2.71	2.92
Exercisable at January 1, 2018	858,334	2.71	2.92
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at June 30, 2018	858,334	$2.71	2.42
Exercisable at June 30, 2018	858,334	$2.71	2.42

Shares Issued to Consultants

On December 1, 2014, the Company entered into a consulting agreement with a consulting firm for management consulting services effective on December 1, 2014. The Company agreed to issue 60,000 shares of the Company’s common stock to the firm for three years of consulting services. The shares were issued according to the following vesting schedule set forth as follows: The initial 10,000 shares were required to be issued within 30 days upon signing of the agreement; for the remaining 50,000 shares, the Company issued to the consultant 10,000 shares of common stock on or before each of June 1, 2015, December 1, 2015, June 1, 2016, December 1, 2016 and June 1, 2017. The Company or the consultant may terminate the agreement at any time by 90 days’ written notice to the other party. The fair value of the 60,000 shares was $224,400, which was calculated based on the stock price of $3.74 per share on December 1, 2014 and was amortized over the service term. During the six months ended June 30, 2018 and 2017, the Company amortized $0 and $37,400 as consulting expenses, respectively; and $0 and $18,700 for the three months ended June 30, 2018 and 2017, respectively.

On February 1, 2016, the Company entered into a marketing agreement with a consultant for marketing development strategies and consulting services for 15 months. The Company agreed to grant the consultant 10,000 unregistered restricted shares of the Company’s common stock per month, for a total commitment of 150,000 shares of common stock. The fair value of the 150,000 shares was $204,000, which was calculated based on the stock price of $1.36 per share on February 1, 2016, the date the agreement was executed, and was amortized over the service term. During the six months ended June 30, 2018 and 2017, the Company amortized $0 and $54,000 as consulting expenses, respectively; and $0 and $13,600 for the three months ended June 30, 2018 and 2017.

On February 1, 2016, the Company entered into an agreement with a consultant for E-Commerce consulting service with a term of 24 months. The Company agreed to grant the consultant 10,000 shares of the Company’s common stock per month, for a total commitment of 240,000 shares. Twelve and half percent (12.5%) of those shares vested on April 30, 2016, 12.5% on July 30, 2016, 12.5% on October 31, 2016, 12.5% on January 31, 2017, 12.5% on April 30, 2017, 12.5% on July 30, 2017, 12.5% on October 31, 2017, and the remaining 12.5% on January 31, 2018. The fair value of the 240,000 shares was $326,400, which was calculated based on the stock price of $1.36 per share on February 1, 2016, the date the agreement was executed, and was amortized over the service term. During the six months ended June 30, 2018 and 2017, the Company amortized $13,600 and $81,600 as consulting expenses, respectively; and $0 and $40,800 for the three months ended June 30, 2018 and 2017, respectively.

On November 15, 2016, the Company entered into a consulting and strategy service agreement with a consultant for marketing and general consulting services effective on November 14, 2016. The Company agreed to grant 100,000 shares of the Company’s common stock to the consultant for 12 months of services starting on November 14, 2016. The shares were issued pursuant to Nova LifeStyle, Inc. 2014 Omnibus Long-Term Incentive Plan (the “Plan”) approved by the Board of Directors (“Board”) of the Company on May 13, 2014 and ratified at the annual shareholder meeting on June 30, 2014. The Plan was registered under Form S-8 on July 30, 2014. Twenty-five percent (25%) of those shares vested on December 15, 2016, 25% on February 15, 2017, 25% on May 15, 2017, and the remaining 25% vested on August 15, 2017. The fair value of the 100,000 shares was $294,000, which was calculated based on the stock price of $2.94 per share on November 15, 2016 and was amortized over the service term. During the six months ended June 30, 2018 and 2017, the Company amortized $0 and $145,792 as consulting expenses, respectively; and $0 and $73,299 for the three months ended June 30, 2018 and 2017, respectively.

On November 15, 2016, the Company entered into a consulting agreement with a consultant for business development and financial advisory service for a term of 12 months. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock. The shares were issued pursuant to the Plan. The fair value of the 100,000 shares was $294,000, which was calculated based on the stock price of $2.94 per share on November 15, 2016 and will amortized over the service term. During the six months ended June 30, 2018 and 2017, the Company amortized $0 and $147,000 as consulting expense, respectively; and $0 and $73,500 for the three months ended June 30, 2018 and 2017, respectively.

On November 15, 2016, the Company entered into a consulting agreement with a consultant for business advisory service for a term of 12 months. The Company agreed to compensate the consultant a one-time amount of $20,000 worth of shares of the Company’s common stock based on the price per share on November 15, 2016. The Company also granted the consultant $15,000 worth of shares of the Company’s common stock per month starting from December 1, 2016 for 12 months. The shares were issued pursuant to the Plan. During the six months ended June 30, 2018 and 2017, the Company amortized $0 and $100,000 as consulting expense, respectively; and $0 and $50,000 for the three months ended June 30, 2018 and 2017.

On June 30, 2017, the Company entered into a consulting agreement with a consultant for business advisory service for a term of 12 months. The Company agreed to compensate the consultant a one-time amount of $10,000 worth of shares of the Company’s common stock based on the price per share on June 30, 2017. The Company also granted the consultant $10,000 worth of shares of the Company’s common stock per month starting from July 1, 2017 for a period of 12 months. The shares were issued pursuant to the Plan. On June 12, 2018, the Company renewed the agreement with the consultant for an additional year and agreed to compensate the consultant $10,000 worth of shares of shares of the Company’s common stock per month starting from July 1, 2018 for a period of 12 months. The shares will be issued pursuant to the Plan. During the six and three months ended June 30, 2018, the Company amortized $65,000 and $32,500 as consulting expense, respectively.

On November 16, 2017, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2017 for one year. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock. Twenty-five percent (25%) of those shares vested on February 15, 2018 and 25% on May 15, 2018, and 25% will vest on August 15, 2018 and the remaining 25% will vest on November 15, 2018. The fair value of 100,000 shares was $173,000, which was calculated based on the stock price of $1.73 per share on November 16, 2017 and will be amortized over the service term. The shares would be issued pursuant to the Plan. During the six and three months ended June 30, 2018, the Company amortized $85,789 and $43,132 as consulting expense, respectively.

On December 10, 2017, the Company entered into a consulting agreement with a consultant for business advisory services effective as of January 1, 2018 and ending on December 31, 2018. The Company agreed to compensate the consultant a one-time amount of $15,000 worth of shares of the Company’s common stock based on the price per share on December 15, 2016. The Company also granted the consultant $15,000 worth of shares of the Company’s common stock per month starting from January 1, 2018 for 12 months. The shares would be issued pursuant to the Plan. During the six and three months ended June 30, 2018, the Company amortized $97,500 and $48,750 as consulting expense, respectively.

Shares and Warrants Issued through Private Placement

Private Placement on May 28, 2015

On May 28, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (the “Purchasers”) pursuant to which the Company offered to the Purchasers, in a registered direct offering, an aggregate of 2,970,509 shares of common stock, par value $0.001 per share. Of these, 2,000,001 shares were sold to the Purchasers at a negotiated purchase price of $2.00 per share, for aggregate gross proceeds to the Company of $4,000,002, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. In accordance with the terms of the Purchase Agreement , the Company exchanged outstanding 2014 Series A Warrants with their holders for 660,030 shares of common stock, and exchanged the outstanding 2014 Series C Warrants with their holders for 310,478 shares of common stock.

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

Shares and Options Issued to Independent Directors

On August 9, 2016, the Board approved a restricted stock award agreement under the 2014 Omnibus Long-Term Incentive Plan with four independent directors. The Company agreed to grant $40,000 worth of stocks to each of its four independent directors. The restricted period lapses as to 25% of the restricted stock granted vested on September 30, 2016 based on the closing price of common stock on Nasdaq as of August 9, 2016, 25% of the restricted stock granted vested on December 31, 2016 based on the closing price of common stock on Nasdaq as of September 30, 2016, 25% of the restricted stock granted vested on March 31, 2017 based on the closing price of common stock on Nasdaq as of December 31, 2016, and 25% of the restricted stock granted vested on June 30, 2017 based on the closing price of common stock on Nasdaq as of March 31, 2017. During the six and three months ended June 30, 2017, the Company amortized $79,342 and $39,452 as directors’ stock compensation expenses, respectively.

On April 10, 2017, the Company entered into restricted stock award agreements under 2014 Omnibus Long-Term Incentive Plan with a new independent director of the Board. The Company agreed to grant $20,000 worth of stock to the independent director with a grant date on April 10, 2017. The restricted period lapses as of 50% of the restricted stock granted vested on April 10, 2017 based on the closing price of common stock on Nasdaq as of April 10, 2017, and 50% of the restricted stock granted vested on June 30, 2017 based on the closing price of common stock on Nasdaq as of June 30, 2017. During the six months ended June 30, 2018 and 2017, the Company amortized $1,260 and $8,658 as directors’ stock compensation expenses, respectively. During the three months ended June 30, 2018 and 2017, the Company amortized $0 and $8,658 as directors’ stock compensation expenses.

On September 26, 2017 (the “Grant Date”), the Company entered into stock option agreements under the 2014 Omnibus Long-Term Incentive Plan with the three independent members of the board of directors. The Company agreed to grant the Company’s three independent directors options to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $1.65 per shares, with a term of 5 years. Twenty-five percent (25%) of those stock options vested on September 30, 2017, 25% on December 31, 2017, 25% on March 31, 2018, and the remaining 25% vested on June 30, 2018.

The fair value of the stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”). The BSOPM has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk-free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The fair value of the option granted to of the independent directors is recognized as director fee over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions, estimated life of five years, volatility of 84%, risk free interest rate of 1.87%, and dividend yield of 0%. The fair value of 300,000 stock options was $324,907 at the grant date. During the six and three months ended June 30, 2018, the Company recorded $162,454 and $81,227 as directors’ stock compensation expenses, respectively.

Shares Issued to Employees and Service Providers

On May 18, 2016, the Company entered into agreements with three designers for product design services for a term of 24 months. The Company agreed to grant each designer 240,000 shares of the Company’s common stock. Twenty five percent (25%) of those shares vested on May 31, 2016, 25% on December 18, 2016, 25% on June 18, 2017 and the remaining 25% on December 18, 2017. The fair value of these shares was $388,800, which was calculated based on the stock price of $0.54 per share on May 18, 2016, the date the agreement was executed, and was amortized over the service term. During the six months ended June 30, 2018 and 2017, the Company amortized $72,967 and $47,934 as stock compensation expenses, respectively; and $25,032 and $48,467 for the three months ended June 30, 2018 and 2017, respectively.

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

On November 15, 2016, the Company entered into an agreement with a designer for furniture design services effective on November 15, 2016 for 1 year. The Company agreed to grant the designer 100,000 shares of the Company’s common stock. The fair value of the 100,000 shares was $294,000, which was calculated based on the stock price of $2.94 per share on November 15, 2016 and was amortized over the service term. Twenty-five percent (25%) of those shares vested on February 15, 2017, 25% on May 15, 2017, 25% vested on August 15, 2017 and the remaining 25% vested on November 15, 2017. During the six and three months ended June 30, 2017, the Company amortized $147,000 and $73,500 as stock compensation, respectively.

On February 27, 2018, the Company renewed an employment agreement with the Company’s Corporate Secretary and director for a term of one year. The Company agreed to grant an award of 30,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $68,100, which was calculated based on the stock price of $2.27 per share on February 27, 2018, the date the awards were determined by the Compensation Committee of the Board. Twenty-five percent (25%) of those shares vested on February 27, 2018, 25% on March 31, 2018, 25% will vest on June 30, 2018 and the remaining 25% will vest on September 30, 2018. During the six and three months ended June 30, 2018, the Company amortized $23,135 and $16,978 as stock compensation, respectively.

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

The fair value of the stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”) as described in options to independent directors above. The fair value of the option granted to employees is recognized as compensation expense over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions, estimated life of ten years, volatility of 84%, risk free interest rate of 1.70%, and dividend yield of 0%. The fair value of 780,000 stock options was $643,182 at the grant date. During the six and three months ended June 30, 2018, the Company recorded $321,591 as stock compensation.

As of June 30, 2018, unrecognized share-based compensation expense related to options was $0.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2018	1,072,500	1.37	$1,309,425	4.67
Exercisable at January 1, 2018	532,500	1.37	$649,725	4.67

Granted
Exercised	(40,000)	1.26		-
Forfeited	-	-		-
Outstanding at June 30, 2018	1,032,500	$1.37	$306,325	$4.17
Exercisable at June 30, 2018	1,032,500	$1.37	$306,325	$4.17

(1)	The intrinsic value of the stock options at June 29, 2018 is the amount by which the market value of the Company’s common stock of $1.67 as of June 29, 2018 exceeds the exercise price of the option.

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

Surplus Reserve Fund

At June 30, 2018 and December 31, 2017, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital.

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

Note 11 - Geographical Sales

Geographical distribution of sales consisted of the following for the six and three months ended June 30, 2018 and 2017:

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017

Geographical Areas
North America	$26,986,778	$25,257,436	$14,269,293	$12,727,804
Europe	-	3,456,045	-	1,193,180
Australia	10,526,688	6,697,694	6,866,223	4,248,240
Asia*	8,861,645	1,691,625	2,936,123	876,554
Hong Kong	-	461,943	-	461,943
Other countries	36,991	26,046	36,991	26,046

	$46,412,102	$37,590,789	$24,108,630	$19,533,767

 * excluding Hong Kong

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

On January 7, 2014, the Company entered into a sublease agreement with Diamond Bar for warehouse space with a five-year term commencing on November 1, 2013 and expiring on October 31, 2018. The Company subleased a portion of its warehouse space to one of its customers with a one-year term commencing on December 1, 2013 and expiring on November 30, 2014, which has been renewed every year with the current term expiring on October 31, 2018.  The sublease income of $6,000 per month was recorded against the rental expense. During the six months ended June 30, 2018 and 2017, the Company recorded $36,000 and $33,900 sublease income, respectively; and $18,000 and $17,450 for the three months ended June 30, 2018 and 2017, respectively.

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

The Company has entered into several lease agreements for office and warehouse space in Commerce, California and showroom space in Las Vegas, Nevada and High Point, North Carolina on monthly or annual terms. Total rental expense for the six months ended June 30, 2018 and 2017 was $397,394 and $372,754, respectively; and $198,325 and $207,754 for the three months ended June 30, 2018 and 2017, respectively. The rental expense is recorded on a straight-line basis over the term of the lease.

The total minimum future lease payments are as follows:

12 Months Ending June 30,	Amount
2019	$219,806
2020	7,680
2021	-
2022	-
2023	-
Thereafter	-
Total	$227,486

Employment Agreements

On May 3, 2013, the Company entered into an amended and restated employment agreement with Thanh H. Lam to serve as the Company’s president for a five-year term. The agreement provides for an annual salary of $80,000, a grant of 200,000 shares of the Company’s common stock and an annual bonus at the sole discretion of the Board. The 200,000 shares to be issued to Ms. Lam are subject to the terms of a stock award agreement. The first 50,000 shares of common stock vested immediately, and the remaining shares vest at 50,000 shares per year for three years on each anniversary of the effective date of the stock award agreement. The fair value of the shares was based on the stock price of $3.82 per share on May 3, 2013. On July 24, 2017, the Company and Thanh H. Lam entered into an amendment (the “Amendment”) to her amended and restated employment agreement, pursuant to which she serves as the Company’s Chief Executive Officer and President.  The Amendment increased the annual salary of Ms. Lam from $80,000 to $100,000. On May 8, 2018, the Company entered into an employment agreement with Ms. Lam for a new term of five years. The employment agreement provides for an annual salary of $100,000 to the CEO and annual bonuses at the sole discretion of the Board of Directors.

On March 21, 2016, the Company granted Restricted Stock Units to Ya Ming (Jeffrey) Wong (the Company’s former CEO), Yuen Ching (Sammy) Ho, the Company’s former CFO, and Thanh H. Lam, the Company’s President. Each of them will receive a grant of 100,000 Restricted Stock Units (“RSU”). The fair value of the 300,000 shares of RSU was $360,000, which was calculated based on the stock price of $1.20 per share on March 21, 2016. The RSU grants, to the extent not forfeited, have fully vested. During the six and three months ended June 30, 2017, the Company recorded reversal ($30,000), as stock-based compensation to the officers, respectively.

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

Note 13 - Subsequent Events

The Company has evaluated all events that have occurred subsequent to June 30, 2018 through the date that the consolidated financial statements were issued. Management has conclude that no subsequent events required disclosure in these financial statements.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” the negatives of such terms and other terms of similar meaning typically identify forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our 2017 Form 10-K (as defined below). The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2017 Form 10-K. Unless the context otherwise requires, references in this report to “we,” “us,” “Nova,” “Nova Lifestyle” or the “Company” refer to Nova Lifestyle, Inc. and its subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”). All references to the second quarter and first six months of 2018 and 2017 mean the three and six month periods ended June 30, 2018 and 2017.  In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2017 Form 10-K.

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

We are a U.S. holding company with no material assets other than the ownership interests of our wholly owned subsidiaries through which we market, design and sell residential furniture worldwide: Nova Macao, Bright Swallow, and Diamond Bar. Nova Macao was organized under the laws of Macao on May 20, 2006. Nova Macao is a wholly owned subsidiary of Nova Lifestyle.  Diamond Bar is a California corporation organized on June 15, 2000, which we acquired pursuant to a stock purchase agreement on August 31, 2011.  On April 24, 2013, we acquired all of the outstanding stock of Bright Swallow.  On December 7, 2017, we incorporated i Design Blockchain Technology, Inc. (“i Design”) under the laws of the State of California. The purpose of i Design is to build our own blockchain technology team. This company is in the planning stage and has had minimal operations to date.

Our experience developing and marketing products for international markets has enabled us to develop the scale, logistics, marketing, manufacturing efficiencies and design expertise that serve as the foundation for us to expand aggressively into the highly attractive U.S., Canadian, European, Australian, Asian and Middle Eastern markets.

Principal Factors Affecting Our Financial Performance

Significant factors that we believe could affect our operating results are the (i) prices of our products to our international retailer and wholesaler customers and their markups to end consumers; (ii) consumer acceptance of our new brands and product collections; and (iii) general economic conditions in the U.S., Chinese, Canadian, European and other international markets. We believe most of our customers are willing to pay higher prices for our high quality and stylish products, timely delivery and strong production capacity, which we expect will allow us to maintain high gross profit margins for our products. We have diversified our products by acquiring the Diamond Sofa brand in the U.S. market and developing higher-margin products for the U.S. and international markets, and acquiring Bright Swallow for the Canadian market. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites also should allow us to maintain our high gross profit margins. The markets in North America (excluding the United States), and particularly in Europe, remain challenging because such markets are experiencing a slower than anticipated recovery since the international financial crisis. However, we believe that discretionary purchases of furniture by middle to upper middle-income consumers, our target global consumer market, will increase along with expected growth in the worldwide furniture trade and the recovery of housing markets. Furthermore, we believe that our expansion of direct sales in the U.S. will have a positive impact on our net sales and net income, while helping to diversify our customer base and end consumer markets.

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

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

The following table sets forth the results of our operations for the three months ended June 30, 2018 and 2017. Certain columns may not add due to rounding.

	Three Months Ended June 30,
	2018		2017
	$	% of Sales	$	% of Sales
Net sales	24,108,630		19,533,767
Cost of sales	(19,903,389)	(83%)	(16,061,903)	(82%)
Gross profit	4,205,241	17%	3,471,864	18%
Operating expenses	(2,592,796)	(11%)	(3,169,467)	(16%)
Income from operations	1,612,445	7%	302,397	2%
Other expenses, net	(59,204)	-%	(62,915)	-%
Income tax expense (benefit)	189,936	1%	(317,984)	(1%)
Net income	1,363,305	6%	557,466	3%

Net Sales

Net sales for the three months ended June 30, 2018 were $24.11 million, an increase of 23.42% from $19.53 million in the same period of 2017. This increase in net sales resulted primarily from an 18.99% increase in average selling price and 3.67% increase in sales volume. Our largest selling product categories in the three months ended June 30, 2018 were sofas, TV cabinets and beds, which accounted for approximately 53%, 20% and 8% of sales, respectively. In the three months ended June 30, 2017, the largest three selling categories were sofas, beds and coffee tables, which accounted for 74%, 15% and 4% of sales, respectively.

The $4.57 million increase in net sales in the three months ended June 30, 2018, compared to the same period of 2017, was mainly due to increased sales to North America, Australia and Asia. North American sales increased by 12.11% to $14.27 million in the three months ended June 30, 2018, compared to $12.73 million in 2017. Europe sales were $0 in the three months ended June 30, 2018, compared to $1.19 million in the same period of 2017. Sales in Europe decreased as we gradually stopped selling low margin, low quality products after the sale of our factory in China. We aggressively changed our product mix and our sales and marketing strategies to target high-end products and their customers. We will continue to maintain our marketing efforts in Europe. Sales to Australia increased 61.63% to $6.87 million in the three months ended June 30, 2018, compared to $4.25 million in the same period of 2017, primarily as a result of increased sales orders from one of our customers in Australia who has been involved in projects in many hotels and apartments since the third quarter of 2017. We anticipate that we will continue to receive orders in the near future from that customer. Sales to Asia, excluding China and Hong Kong, increased by 234.96% to $2.94 million in the three months ended June 30, 2018, compared to $0.88 million in the same period of 2017, primarily due to the increases of sales orders from one of our customers who expanded its business in Middle East.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers. Total cost of sales increased by 24% to $19.9 million in the three months ended June 30, 2018, compared to $16.1 million in the same period of 2017. Cost of sales as a percentage of sales increased to 83% in the three months ended June 30, 2018, compared to 82% in the same period of 2017. The increase in cost of sales in dollar terms resulted primarily from increased costs of higher quality products purchased from third party manufacturers.

Gross Profit

Gross profit increased by 21% to $4.21 million in the three months ended June 30, 2018, compared to $3.47 million in the same period of 2017. Our gross profit margin decreased to 17% in the three months ended June 30, 2018, compared to 18% in the same period of 2017. The decrease in gross profit margin resulted primarily from increased cost of sales as a percentage of net sales, which was mainly due to an increased cost of high quality products purchased from third parties.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development expenses. Operating expenses were $2.59 million in the three months ended June 30, 2018, compared to $3.17 million in the same period of 2017. Selling expenses increased by 47.6%, or $0.34 million, to $1.05 million in the three months ended June 30, 2018, from $0.71 million in the same period of 2017, due primarily to increased sales and marketing expenses since we increased advertising spending on shows. General and administrative expense decreased by 37%, or $0.92 million, to $1.54 million in the three months ended June 30, 2018, from $2.46 million in the same period of 2017, primarily due to decreases in research and development expense by approximately $0.30 million, amortization expense by approximately $0.27 million on our intangible assets (see Note 5 to our condensed consolidated financial statements), bad debt expense by approximately $0.27 million and consulting fees by approximately $0.26 million.

Other Expenses, Net

Other expenses, net, was $59,204 in the three months ended June 30, 2018, compared with other expense, net, of $62,915 in the same period of 2017, representing a decrease in other expense of $3,711. The decrease in other expense was due primarily to the decreased interest expense on our lines of credit to $24,246 in the three months ended June 30, 2018 from $64,347 in the same period of 2017. On the other hand, we recorded a higher interest income on our increased average balances at banks in 2018. Interest income was $108 and $18 for the three months ended June 30, 2018 and 2017, respectively.

Income Tax Expense (Benefit)

Income tax expense was $189,936 in the three months ended June 30, 2018, compared with $317,984 of income tax benefit in the same period of 2017.   The increase in income tax expense for the three months ended June 30, 2018 was mainly due to increased taxable income. The income tax benefit for the three months ended June 30, 2017 was mainly due to the deferred tax on our NOL carryforwards in the U.S. and a reversal of our tax liability reserves due to a statute of limitations expiration, partially offset by accruing interest on prior year ASC 740-10 (FIN 48) reserves.

Net Income (Loss)

As a result of the foregoing, our net income was $1.36 million in the three months ended June 30, 2018, as compared with $0.56 million of net income for the same period of 2017.

Comparison of Six Months Ended June 30, 2018 and 2017

The following table sets forth the results of our operations for the six months ended June 30, 2018 and 2017. Certain columns may not add due to rounding.

	Six Months Ended June 30,
	2018		2017
	$	% of Sales	$	% of Sales
Net sales	46,412,102		37,590,789
Cost of sales	(37,305,319)	(80%)	(31,417,150)	(84%)
Gross profit	9,106,783	20%	6,173,639	16%
Operating expenses	(5,529,622)	12%	(7,170,145)	(19%)
Income (Loss) from operations	3,577,161	8%	(996,506)	(3%)
Other expenses, net	(121,642)	-%	(143,421)	-%
Income tax expense (benefit)	437,193	1%	(488,003)	(1%)
Net income (loss)	3,018,326	7%	(651,924)	(2%)

Net Sales

Net sales for the six months ended June 30, 2018, were $46.41 million, an increase of 23.47% from $37.59 million in the same period of 2017; this increase in net sales resulted primarily from a 2.09% increase in sales volume and 20.94% increase in average selling price. Our largest selling product categories in the six months ended June 30, 2018 were sofas, TV cabinets and beds, which accounted for approximately 57%, 10% and 7% of sales, respectively. In the six months ended June 30, 2017, the largest three selling categories were sofas, beds and coffee tables, which accounted for 77%, 13% and 4% of sales, respectively.

The $8.82 million increase in net sales in the six months ended June 30, 2018, compared to the same period of 2017, includes a $7.17 million increase in sales in Asia excluding China and Hong Kong, $3.83 million increase in sales in Australia and $1.73 million increase in sales in North America, partially offset by a $3.46 million decrease in sales in Europe and a $0.46 million decrease in sales in Hong Kong. North American sales increased by 6.9% to $26.99 million in the six months ended June 30, 2018, compared to $25.26 million in 2017. Europe sales were $0 in the six months ended June 30, 2018, compared to $3.46 million in the same period of 2017. Sales in Europe decreased as we gradually stopped selling low margin, low quality products after the sale of our factory in China. We aggressively changed our product mix and our sales and marketing strategies to target high-end products and their customers. We will continue to maintain our marketing efforts in Europe. Sales to Australia increased 57.1% to $10.53 million in the six months ended June 30, 2018, compared to $6.7 million in the same period of 2017, primarily as a result of increased sales orders from one of our customers in Australia who has been involved in projects in many hotels and apartments since the third quarter of 2017. We anticipate that we will continue to receive orders in the near future from that customer. Sales to Asia, excluding China and Hong Kong, increased by 423.85% to $8.86 million in the six months ended June 30, 2018, compared to $1.69 million in the same period of 2017, primarily due to the increases of sales orders from one of our customers who expanded its business in Middle East.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers. Total cost of sales increased 19% to $37.3 million in the six months ended June 30, 2018, compared to $31.4 million in the same period of 2017. The increase of cost of sales is primarily due to the increased volume and cost of high quality products purchased from third party manufacturers.

Gross Profit

Gross profit increased 48% to $9.11 million in the six months ended June 30, 2018, compared to $6.17 million in the same period of 2017. Our gross profit margin increased to 20% in the six months ended June 30, 2018, compared to 16% in the same period of 2017. The increase in gross profit margin resulted primarily from decreased cost of sales as a percentage of net sales, which was due primarily to our marketing efforts targeted at more customers of high-end products who are willing to pay such higher prices.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development expenses. Operating expenses were $5.53 million in the six months ended June 30, 2018, compared to $7.17 million in the same period of 2017. Selling expenses decreased 0.3% to $1.68 million in the six months ended June 30, 2018, from $1.69 million in the same period of 2017, due primarily to decreased sales and marketing expense since we decreased advertising on shows and television in the U.S. in the first half of 2018. General and administrative expense decreased 30% to $3.85 million in the six months ended June 30, 2018, from $5.48 million in the same period of 2017, primarily due to decreases in amortization expense by approximately $0.54 million on our intangible assets (see Note 5 to our condensed consolidated financial statements), consulting expense by approximately $0.48 million, and termination cost on Academic E-commerce platform by approximately $800,000, (see Note 6 to our condensed consolidated financial statements).

Other Expenses, Net

Other expenses, net was $121,642 in the six months ended June 30, 2018, compared with other expense, net, of $143,421 in the same period of 2017, representing a decrease in other expense of $0.02 million. The decrease in other expense was due primarily to the decreased interest expense, net, of $36,375 to $55,786 in the six months ended June 30, 2018, from $92,161 in the same period of 2017.

Income Tax Expense (Benefit)

Income tax expense was $437,193 in the six months ended June 30, 2018, compared with $488,003 of income tax benefit in the same period of 2017. The increase in income tax expense for the six months ended June 30, 2018 was mainly due to increase taxable income. The income tax benefit for the six months ended June 30, 2017 was mainly due to the deferred tax on our NOL carryforwards in the U.S., partially offset by accruing interest on prior year ASC 740-10 (FIN 48) reserves.

Net Income (Loss)

As a result of the foregoing, our net income was $3.02 million in the six months ended June 30, 2018, as compared with $0.65 million of net loss for the same period of 2017.

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

We had net working capital of $72,145,728 at June 30, 2018, a decrease of $0.09 million from net working capital of $72,236,890 at December 31, 2017. The ratio of current assets to current liabilities was 6.58-to-1 at June 30, 2018. The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2018 and 2017:

	2018	2017
Cash (used in) provided by:
Operating activities	$(1,043,750)	$(1,992,861)
Investing activities	(11,499)	8,247,868
Financing activities	3,136,212	(3,670,768)

Net cash used in operating activities was $1.04 million in the six months ended June 30, 2018, a reduction of cash outflow of $0.95 million from $1.99 million of cash used in operating activities in the same period of 2017. The reduction of cash outflow was attributable primarily to an increased cash inflow of net income of $3.67 million from net loss of $0.65 million in the six months ended June 30, 2017 to net income of $3.02 million in the six months ended June 30, 2018, this increase being mainly a result of increased net sales with higher profit margins; reduction of cash outflow of $3.63 million from advances to suppliers to $7.29 million cash outflow in the six months ended June 30, 2018, compared to $10.92 million cash outflow in the same period of 2017, the decrease being mainly a result of placing more deposits to our suppliers in China in preparation of sales in the latter part of 2017; increase in cash inflow of $5.27 million from accounts payable to $2.98 million cash inflow in the six months ended June 30, 2018, compared to $2.30 million cash outflow in the same period of 2017, the decrease mainly due to the slowdown of payments to suppliers. The reduction in cash outflow was partially offset by an increase cash outflow for accounts receivable of $11.43 million to $1.44 million cash outflow in the six months ended June 30, 2018, compared to $10.0 million cash inflow in the same period of 2017. This increase was mainly a result of increased sales volume and providing longer payment terms to our long-term relationship customers.

Net cash used in investing activities was $0.01 million in the six months ended June 30, 2018, an increase of cash outflow of $8.26 million from $8.25 million inflow in the same period of 2017. In the six months ended June 30, 2018, we incurred cash outflow of $11,499 from purchases of property and equipment. In the six months ended June 30, 2017, we received net repayment of advances from unrelated parties of $7.00 million and a receipt of $1.25 million from a trademark assignment fee in connection with the divestment of our former Chinese subsidiaries, which were partially offset by a cash outflow of $2,132 from purchase of property and equipment.

Net cash provided by financing activities was $3.14 million in the six months ended June 30, 2018, an increase of cash inflow of $6.81 million from cash outflow of $3.67 million in the same period of 2017. In the six months ended June 30, 2018, we repaid $36.7 million on bank loans and borrowed $39.8 million from bank loans, while cash received from exercise of options for common stocks was $31,500.  In the six months ended June 30, 2017, we repaid $26.77 million for bank loans, and borrowed $23.09 million from bank loans.

As of June 30, 2018, we had gross accounts receivable of $55,677,051, of which $20,477,438 was not yet past due, $12,322,067 was less than 90 days past due, $20,191,892 was over 90 days but within 180 days past due and $22,685,655 over 180 days past due. We had an allowance for bad debt of $388,885 and for related parties of $13,915 for accounts receivable. As of August 3, 2018, $5,220,659 accounts receivable outstanding at June 30, 2018 had been collected.

As of August 3, 2018, $31,770,720, or 59%, of accounts receivable outstanding at December 31, 2017 had been collected.

As of June 30, 2018 and December 31, 2017, we had advances to suppliers of $15,870,812 and $8,580,609, respectively. The nature of these supplier prepayments is that the payment is made for goods before we actually receive them. The balances of advances to suppliers have increased by $7.29 million due in part to the fact that product orders prepaid to suppliers for a special project from orders of a Senior Care Center in Shaanxi, which would be delivered in the fourth quarter of 2018. Additionally, we increased prepayments due to the increase of sales orders we received from our customers. We made prepayment to our suppliers in order to secure our purchasing power over new materials and priority position of our production lines with our suppliers, especially when we have introduced eight new product lines in 2017 and continue to introduce new product lines in 2018. Also, the decision for such advances is to establish long term relationship with our suppliers.

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

For a brand new product, the normal lead time from new product R&D, prototype, mass production to delivery of goods from our suppliers to us is approximately six to nine months after we make advance payments to our suppliers. For other products, the typical time is five months after our advance payment. We will consider the need for a reserve when any suppliers fail to fulfill the orders within the time frame as stipulated in the purchase contracts. As of June 30, 2018 and December 31, 2017, no reserve on supplier prepayments had been made or recorded by us.

In addition, we have noticed increasing demand for antique home furnishing and within the decorating market for products such as reclaimed wood flooring and one-of-a-kind antique furniture. Due to the nature of antique furnishing business, funds are required up front in order for suppliers to source and secure these products whenever they are available in the market.

As of August 3, 2018, $2,975,991, or 19%, of our advances to suppliers outstanding at June 30, 2018 had been delivered to us in the form of inventory purchase.

The balance of $12,894,821 advances to suppliers outstanding at June 30, 2018 is expected to be delivered to us in the form of inventory purchase through the fourth quarter in 2018.

Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest rate of 4.25% and maturity on June 1, 2015. On June 8, 2015, the bank extended and modified the terms of the loan agreement to extend the line of credit up to a maximum of $6,000,000 until July 31, 2015 and $5,000,000 thereafter with an annual interest rate of 4.25% and maturity on September 1, 2015 (the term of which the bank allowed to extend until the renewal described in the following sentence while the bank conducted its own audit associated therewith). On September 28, 2015, Diamond Bar extended the line of credit up to a maximum of $6,000,000 with annual interest rate of 3.75% (4% from December 17, 2015) and maturity on June 1, 2017. On January 20, 2016, Diamond Bar increased the line of credit up to a maximum of $8,000,000 with annual interest rate of 4%. On June 22, 2017, Diamond Bar extended the line of credit to maturity on September 1, 2017. On September 19, 2017, Diamond Bar extended the line of credit to maturity on June 1, 2019. The annual interest rate was 5.00% as of June 30, 2018. The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of June 30, 2018 and December 31, 2017, Diamond Bar had $7,306,830 and $4,202,118 outstanding on the line of credit, respectively. During the six months ended June 30, 2018 and 2017, the Company recorded interest expense of $55,828 and $104,925, respectively; and $24,246 and $64,347 for the three months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, Diamond Bar had $693,170 available for borrowing without violating any covenants.

The Diamond Bar loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $20 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.5 to 1.0; (iii) the pre-tax income must be not less than 1% of total revenue quarterly; and (iv) maintain a current ratio in excess of 1.25 to 1.00. As of June 30, 2018, Diamond Bar was in compliance with the stated covenants.

On January 22, 2015, Nova Macao renewed a line of credit, with an annual interest rate of 4.25% and principal of up to $6,500,000, with a commercial bank in Hong Kong to extend the maturity date to January 29, 2016. On February 16, 2016, Nova Macao extended the maturity date of line of credit to January 31, 2017, with an annual interest rate of 4% and principal of up to $6,500,000. The loan requires monthly payment of interest and that the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance and was guaranteed by Nova LifeStyle and Diamond Bar. The Company did not extend the line of credit and paid it off in February 2017. As of June 30, 2018 and December 31, 2017, Nova Macao had $0 outstanding on the line of credit, respectively. During the six months ended June 30, 2018 and 2017, Nova Macao paid interest of $0 and $13,828, respectively; and $0 for the three months ended June 30, 2018 and 2017.

Shelf Registration; Resale Registration Statement

On July 13, 2017, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000.  The shelf registration statement was declared effective as of October 12, 2017.

Other Long-Term Liabilities

As of June 30, 2018, we recorded long-term taxes payable of $4.6 million, consisting of an income tax payable of $2.5 million, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of our share of previously deferred earnings of our non-U.S. subsidiaries of mandated by the Tax Cuts and Jobs Act of 2017, and a $2.1 million unrecognized tax benefit, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

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

NOVA LIFESTYLE, INC.
(Registrant)
Date: August 13, 2018	By:	/s/ Thanh H. Lam
Thanh H. Lam Chairperson and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2018		/s/ Jeffery Chuang
Jeffery Chuang Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)