Form 10-Q
period 2018-09-30
Nova Lifestyle, Inc.
filed 2018-11-09
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 011-36259

NOVA LIFESTYLE, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6565 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,652,836 shares of common stock outstanding as of November 6, 2018.

Nova LifeStyle, Inc.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	1
	Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the nine and three months ended September 30, 2018 and 2017 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements for the nine and three months ended September 30, 2018 and 2017 (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	(Removed and Reserved)
Item 5.	Other Information
Item 6.	Exhibits	33

	Signatures	34

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

	September 30, 2018	December 31, 2017

Assets

Current Assets
Cash and cash equivalents	$883,948	$5,722,716
Accounts receivable, net	53,718,740	54,006,513
Advance to suppliers	19,721,445	8,580,609
Inventories	5,787,459	6,374,560
Prepaid expenses and other receivables	186,400	232,935

Total Current Assets	80,297,992	74,917,333

Noncurrent Assets
Plant, property and equipment, net	141,719	157,246
Lease deposit	43,260	43,260
Goodwill	218,606	218,606
Intangible assets, net	3,897,580	4,202,608
Deferred tax asset	318,961	318,961

Total Noncurrent Assets	4,620,126	4,940,681

Total Assets	$84,918,118	$79,858,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)

SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

	September 30, 2018	December 31, 2017

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$3,449,481	$1,634,554
Line of credit	4,851,825	-
Advance from customers	99,402	19,826
Accrued liabilities and other payables	594,536	847,756
Income tax payable	394,562	178,307

Total Current Liabilities	9,389,806	2,680,443

Noncurrent Liabilities
Line of credit	-	4,202,118
Income tax payable	3,579,320	4,527,849

Total Noncurrent Liabilities	3,579,320	8,729,967

Total Liabilities	12,969,126	11,410,410

Contingencies and Commitments

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 28,474,490 and 28,191,927 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	28,474	28,192
Additional paid-in capital	39,657,190	38,682,377
Statutory reserves	6,241	6,241
Retained earnings	32,257,087	29,730,794

Total Stockholders' Equity	71,948,992	68,447,604

Total Liabilities and Stockholders' Equity	$84,918,118	$79,858,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017

Net Sales	$63,159,929	$70,813,414	$16,747,827	$33,222,625

Cost of Sales	50,834,321	58,741,122	13,529,002	27,323,972

Gross Profit	12,325,608	12,072,292	3,218,825	5,898,653

Operating Expenses
Selling expenses	2,534,436	2,690,342	853,378	1,003,906
General and administrative expenses	7,570,814	7,608,323	3,722,250	2,124,614

Total Operating Expenses	10,105,250	10,298,665	4,575,628	3,128,520

Income (Loss) From Operations	2,220,358	1,773,627	(1,356,803)	2,770,133

Other Income (Expenses)
Non-operating expense, net	596	797	(3,486)	--
Foreign exchange transaction (loss) gain	(430)	(324)	11	(94)
Interest expense, net	(92,416)	(133,093)	(36,630)	(40,932)
Financial expense	(106,889)	(86,335)	(37,392)	(34,508)

Total Other Expenses, Net	(199,139)	(218,955)	(77,497)	(75,534)

Income (Loss) Before Income Taxes	2,021,219	1,554,672	(1,434,300)	2,694,599

Income Tax Benefit	(505,074)	(750,037)	(942,267)	(262,034)

Net Income (Loss) and Comprehensive Income (Loss)	$2,526,293	$2,304,709	$(492,033)	$2,956,633

Basic weighted average shares outstanding	28,349,945	27,570,425	28,439,977	27,846,921
Diluted weighted average shares outstanding	28,659,655	27,704,406	28,439,977	27,980,629

Net income (loss) per share of common stock
Basic	$0.09	$0.08	$(0.02)	$0.11
Diluted	$0.09	$0.08	$(0.02)	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities
Net income	$2,526,293	$2,304,709
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	333,516	1,143,319
Deferred tax benefit	--	(623,872)
Stock compensation expense	1,004,470	1,773,537
Changes in bad debt allowance	2,298,488	203,905
Changes in operating assets and liabilities:
Accounts receivable	(2,010,715)	4,960,037
Advance to suppliers	(11,140,836)	(8,281,288)
Inventories	587,101	(3,939,526)
Other current assets	(14,694)	(21,452)
Accounts payable	1,814,927	(2,206,628)
Advance from customers	79,576	(494,582)
Accrued liabilities and other payables	(252,867)	(54,458)
Taxes payable	(732,274)	(126,163)

Net Cash Used in Operating Activities	(5,507,015)	(5,362,462)

Cash Flows From Investing Activities
Assignment fee received	--	1,250,000
Purchase of property and equipment	(12,960)	(17,443)
Advances to unrelated parties	--	(8,835,000)
Repayment from unrelated parties	--	15,835,000

Net Cash (Used in) Provided by Investing Activities	(12,960)	8,232,557

Cash Flows From Financing Activities
Proceeds from line of credit and bank loan	56,063,918	36,881,842
Repayment to line of credit and bank loan	(55,414,211)	(41,537,643)
Proceeds from the exercise of options for common stocks	31,500	--

Net Cash Provided by (Used in) Financing Activities	681,207	(4,655,801)

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

	Nine Months Ended September 30,
	2018	2017

Net decrease in cash and cash equivalents	(4,838,768)	(1,785,706)

Cash and cash equivalents, beginning of period	5,722,716	2,587,743

Cash and cash equivalents, ending of period	$883,948	$802,037

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income tax payments	$227,200	$--
Interest expense	$87,110	$159,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

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

Nova Macao was organized under the laws of Macao on May 20, 2006, and is a wholly owned subsidiary of Nova Furniture.  Diamond Bar, doing business as Diamond Sofa, was incorporated in California on June 15, 2000.  Nova Macao is a trading company, importing, marketing and selling products designed and manufactured by Nova Furniture (Dongguan) Co., Ltd. (“Nova Dongguan”) and third-party manufacturers for the U.S. and international markets. Diamond Bar markets and sells products manufactured by third-party manufacturers under the Diamond Sofa brand to distributors and retailers principally in the U.S. market.  On April 24, 2013, the Company completed the acquisition of Bright Swallow, an established furniture company with a global client base.

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

The interim condensed consolidated financial information as of September 30, 2018 and for the nine and three month periods ended September 30, 2018 and 2017 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the SEC on March 29, 2018.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of September 30, 2018, its interim condensed consolidated results of operations and cash flows for the nine and three month periods ended September 30, 2018 and 2017, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the two-step goodwill impairment test for Diamond Bar reporting unit.  Accordingly, as of September 30, 2018 and December 31, 2017, the Company concluded there was no impairment of goodwill of Diamond Bar.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash, money market funds, investments in interest bearing demand deposit accounts, time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Advances to Suppliers

Advances to suppliers are reported net of allowance when the Company determines that amounts outstanding are not likely to be collected in cash or utilized against purchase of inventories. Based on its historical record and actual practice, the Company always received goods within 5 to 9 months from the date the advance payment is made. As such, no reserve on supplier prepayments had been made or recorded by the Company. Any provisions for allowance for advances to suppliers, if deemed necessary, will be included in general and administrative expenses in the consolidated statements of comprehensive income. During the nine and three months ended September 30, 2018 and 2017, no provision was made on advances to suppliers.

Inventories

Inventories are stated at the lower of cost and net realizable value with cost determined on a weighted-average basis. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company did not record any write-downs of inventory at September 30, 2018 and December 31, 2017.

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

Based on its review, the Company believes that, as of September 30, 2018 and December 31, 2017, there was no impairment of its long-lived assets.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense were $86,790 and $364,105 for the nine months ended September 30, 2018 and 2017, respectively. Research and development expense were $7,985 and $0 for the three months ended September 30, 2018 and 2017, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The actual effective tax rate for the nine months ended September 30, 2018 is (24.99%) and the income tax benefit for the nine and three months ended September 30, 2018 are $505,074 and $942,267, respectively. The income tax benefit for the nine and three months ended September 30, 2017 are $750,037 and $262,034, respectively, The income tax benefits for these periods are primarily caused by the reversal of the Company’s prior year ASC740-10 reserves due to the expiration of the statute of limitation and year to date losses generated from U.S. operations.

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

As of September 30, 2018, unrecognized tax benefits were approximately $1.3 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $1.3 million as of September 30, 2018.

A reconciliation of the January 1, 2018 through September 30, 2018, amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

Gross UTB

Beginning Balance – January 1, 2018	$1,428,561
Decrease in unrecorded tax benefits taken in the nine months ended September 30, 2018	(726,208)
Ending Balance – September 30, 2018	$702,353

At September 30, 2018, the Company had cumulatively accrued approximately $594,000 for estimated interest and penalties related to unrecognized tax benefits. At December 31, 2017, the Company had cumulatively accrued approximately $599,000 for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties (reversal) related to unrecognized tax benefits as a component of income tax expense, which totaled approximately $(4,949) and $73,000 for the nine months ended September 30, 2018, and 2017, respectively; and $(67,949) and $7,000 for the three months ended September 30, 2018 and 2017, respectively. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

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

As of September 30, 2018 and December 31, 2017, a total of $1.3 million and $2.0 million, respectively, of unrecognized tax benefit was recorded as long-term taxes payable, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. Other long-term taxes payable as of September 30, 2018 and December 31, 2017 also consisted of an income tax payable of $2.3 million and $2.5 million, respectively, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of its share of previously deferred earnings of our non-U.S. subsidiaries of mandated by the Tax Cuts and Jobs Act of 2017. The Company elected to pay the one-time transition tax over eight years commencing in April 2018.

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

The Company’s sales policy allows for the return of product within the warranty period if the product is defective and the defects are the Company’s fault.  As alternatives for the product return option, the customers have options of asking a discount from the Company for the products with quality issues or receiving replacement parts from the Company at no cost. The amount for return of products, the discount provided to the Company’s customers and the costs for replacement parts were immaterial for the nine months ended September 30, 2018 and 2017.

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

Balance at January 1, 2018	$218,976
Provision for the period	2,298,488
Balance at September 30, 2018	$2,517,464

During the nine months ended September 30, 2018 and 2017, bad debts expense were $2,298,488 and $203,905, respectively. During the three months ended September 30, 2018 and 2017, bad debts (reversal) expense were $2,128,579 and $(300,419), respectively.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the nine months ended September 30, 2018 and 2017, shipping and handling (income) costs were $(6,624) and $1,576, respectively; and $(347) and $623 for the three months ended September 30, 2018 and 2017.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense was $554,070 and $847,177 for the nine months ended September 30, 2018 and 2017, respectively; and $9,754 and $186,381 for the three months ended September 30, 2018 and 2017, respectively.

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

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the nine and three months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017

Net Income (Loss)	$2,526,293	$2,304,709	$(492,033)	$2,956,633

Weighted average shares outstanding – basic*	28,349,945	27,570,425	28,439,977	27,846,921
Dilutive stock options and unvested restricted stock	309,710	133,981	-	133,708
Weighted average shares outstanding – diluted	28,659,655	27,704,406	28,439,977	27,980,629

Net income (loss) per share of common stock
Basic	$0.09	$0.08	$(0.02)	$0.11
Diluted	$0.09	$0.08	$(0.02)	$0.11

* Including 836,534 and 571,533 shares that were granted and vested but not yet issued for the nine months ended September 30, 2018 and 2017, respectively.

For the nine and three months ended September 30, 2018 and 2017, 858,334 shares purchasable under warrants were excluded from EPS, respectively, as their effects were anti-dilutive. For the three months ended September 30, 2018, 35,000 options were anti-dilutive.

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

Two customers accounted for 36% (18% and 18% each) of the Company’s sales for the nine months ended September 30, 2018 and one customer accounted for 35% of the Company’s sales for the same period of 2017. A customer accounted for 17% of the Company’s sales for the three months ended September 30, 2018 and one customer accounted for 54% of the Company’s sales for the same period of 2017. Gross accounts receivable from these customers were $44,212,605 and $21,812,355 as of September 30, 2018 and 2017, respectively.

The Company purchased its products from three major vendors during the nine months ended September 30, 2018 and five major vendors during the same period of 2017, accounting for a total of 84% (33%, 30% and 21% for each) and 82% (26%, 19%, 15%, 12% and 10% for each) of the Company’s purchases, respectively. The Company purchased its products from three and four major vendors during the three months ended September 30, 2018 and 2017, accounting for a total of 74% (39%, 24% and 11% for each) and 59% (20%, 15%, 12% and 12% for each) of the Company’s purchases, respectively. Advances made to these vendors were $18,651,339 and $13,237,351 as of September 30, 2018 and 2017, respectively. Accounts payable to these vendors were $3,043,782 and $0 as of September 30, 2018 and 2017, respectively.

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

Note 3 - Inventories

The inventories as of September 30, 2018 and December 31, 2017 totaled $5,787,459 and $6,374,560, respectively, and were all finished goods.

Note 4 - Plant, Property and Equipment, Net

As of September 30, 2018 and December 31, 2017, plant, property and equipment consisted of the following:

	September 30, 2018	December 31, 2017

Computer and office equipment	$305,672	$292,710
Decoration and renovation	118,858	118,858
Less: accumulated depreciation	(282,811)	(254,322)
	$141,719	$157,246

Depreciation expense was $28,488 and $30,307 for the nine months ended September 30, 2018 and 2017, respectively; and $9,098 and $10,164 for the three months ended September 30, 2018 and 2017, respectively.

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

Intangible assets consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

eCommerce platform	$1,208,200	$1,208,200
Customer relationship	6,150,559	6,150,559
Trademarks	200,000	200,000
Less: accumulated amortization	(3,661,179)	(3,356,151)
	$3,897,580	$4,202,608

Amortization of intangible assets was $305,028 and $1,113,011 for the nine months ended September 30, 2018 and 2017, respectively; and $101,676 and $371,004 for the three months ended September 30, 2018 and 2017, respectively.

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

After December 31, 2016, the Company further prepaid $6,835,000 to the unrelated party. However, having considered the recent market situation and the status of the establishment and promotion of the Platform, the Company did not wish to continue to finance the promotion of the Platform. On March 20, 2017, the Company and the unrelated party terminated the MOU and released both parties from all the obligations and liabilities under the MOU. The Company agreed to bear the costs of $800,000 incurred by the unrelated party on the Platform, which were charged as expenses in the first quarter of fiscal year 2017. In fiscal 2017, the Company collected a total of approximately $13 million, which was prepaid previously, and as of December 31, 2017 and September 30, 2018, no further balance was owed by the unrelated party.

(b)       Prepaid Expenses and Other Receivables consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Prepaid expenses	$156,470	$198,485
Other receivables	29,930	34,450
Total	$186,400	$232,935

On March 23, 2017, the Company made a short-term advance of $2,000,000 to an unrelated party. The advance is unsecured and bears interest of 5% per annum. The unrelated party agreed to pay the whole amount of $2,000,000 back to the Company by May 31, 2017. After March 31, 2017, the Company collected full payment of the principal from the unrelated party.

Note 7 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Other payables	$18,025	$31,463
Salary payable	50,098	30,410
Financed insurance premiums	91,472	74,265
Accrued rents	5,275	55,303
Accrued commission	380,397	605,668
Accrued expenses, others	49,269	50,647
Total	$594,536	$847,756

As of September 30, 2018 and December 31, 2017, other accrued expenses mainly included legal and professional fees, transportation expenses and utilities. Other payables represented other tax payable and meal expenses.

Note 8 - Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest rate of 4.25% and maturity on June 1, 2015. On June 8, 2015, the bank extended and modified the terms of the loan agreement to extend the line of credit up to a maximum of $6,000,000 until July 31, 2015 and $5,000,000 thereafter with an annual interest rate of 4.25% and maturity on September 1, 2015 (the term of which the bank allowed to extend until the renewal described in the following sentence while the bank conducted its own audit associated therewith). On September 28, 2015, Diamond Bar extended the line of credit up to a maximum of $6,000,000 with annual interest rate of 3.75% (4% from December 17, 2015) and maturity on June 1, 2017. On January 20, 2016, Diamond Bar increased the line of credit up to a maximum of $8,000,000 with annual interest rate of 4%.  On June 22, 2017, Diamond Bar extended the line of credit to maturity on September 1, 2017. On September 19, 2017, Diamond Bar extended the line of credit to maturity on June 1, 2019. The annual interest rate was 5.25% as of September 30, 2018. The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of September 30, 2018 and December 31, 2017, Diamond Bar had $4,851,825 and $4,202,118 outstanding on the line of credit, respectively.  During the nine months ended September 30, 2018 and 2017, the Company recorded interest expense of $92,524 and $145,857, respectively; and $36,696 and $40,932 for the three months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, Diamond Bar had $3,148,175 available for borrowing without violating any covenants.

The Diamond Bar loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $20 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.5 to 1.0; (iii) the pre-tax income must be not less than 1% of total revenue quarterly; and (iv) maintain a current ratio in excess of 1.25 to 1.00. As of September 30, 2018, Diamond Bar was in compliance with the stated covenants.

On January 22, 2015, Nova Macao renewed a line of credit, with an annual interest rate of 4.25% and principal of up to $6,500,000, with a commercial bank in Hong Kong to extend the maturity date to January 29, 2016. On February 16, 2016, Nova Macao extended the maturity date of line of credit to January 31, 2017, with an annual interest rate of 4% and principal of up to $6,500,000. The loan requires monthly payment of interest and that the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance and was guaranteed by Nova LifeStyle and Diamond Bar. The Company did not extend the line of credit and paid it off in February 2017. As of September 30, 2018 and December 31, 2017, Nova Macao had $0 outstanding on the line of credit, respectively. During the nine months ended September 30, 2018 and 2017, Nova Macao paid interest of $0 and $13,828, respectively; and $0 for the three months ended September 30, 2018 and 2017.

Note 9 - Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president who is currently also our Chief Executive Officer and Chairman of the Board. The lease is to be renewed and has been renewed each year since 2011. On March 16, 2018, the Company renewed the lease for an additional one year term. The lease was for the amount of $34,561, with a term of one year and only for use during two furniture exhibitions to be held between April 1, 2018 and March 31, 2019. During the nine months ended September 30, 2018 and 2017, the Company paid rental amounts of $34,561 and $32,916 that are included in selling expenses, respectively; and $17,281 and $16,458 for the three months ended September 30, 2018 and 2017, respectively.

Note 10 - Stockholders’ Equity

Share repurchase program

On December 12, 2017, the Company issued a press release announcing that the Board of Directors of the Company had approved a 10b-18 share repurchase program to repurchase up to $5 million of its outstanding common stock. Under the repurchase program, shares of the Company’s common stock may be repurchased from time to time over the next 12 months. As of September 30, 2018 and as of the approval date of this quarterly report, no shares have been repurchased under the program.

Warrants

Following is a summary of the warrant activity for the nine months ended September 30, 2018:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2018	858,334	$2.71	2.92
Exercisable at January 1, 2018	858,334	2.71	2.92
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at September 30, 2018	858,334	$2.71	2.17
Exercisable at September 30, 2018	858,334	$2.71	2.17

 Shares Issued to Consultants

On December 1, 2014, the Company entered into a consulting agreement with a consulting firm for management consulting services effective on December 1, 2014. The Company agreed to issue 60,000 shares of the Company’s common stock to the firm for three years of consulting services. The shares were issued according to the following vesting schedule set forth as follows: The initial 10,000 shares were required to be issued within 30 days upon signing of the agreement; for the remaining 50,000 shares, the Company issued to the consultant 10,000 shares of common stock on or before each of June 1, 2015, December 1, 2015, June 1, 2016, December 1, 2016 and June 1, 2017. The Company or the consultant may terminate the agreement at any time by 90 days’ written notice to the other party. The fair value of the 60,000 shares was $224,400, which was calculated based on the stock price of $3.74 per share on December 1, 2014 and was amortized over the service term. During the nine months ended September 30, 2018 and 2017, the Company amortized $0 and $56,100 as consulting expenses, respectively; and $0 and $18,700 for the three months ended September 30, 2018 and 2017, respectively.

On February 1, 2016, the Company entered into a marketing agreement with a consultant for marketing development strategies and consulting services for 15 months. The Company agreed to grant the consultant 10,000 unregistered restricted shares of the Company’s common stock per month, for a total commitment of 150,000 shares of common stock. The fair value of the 150,000 shares was $204,000, which was calculated based on the stock price of $1.36 per share on February 1, 2016, the date the agreement was executed, and was amortized over the service term. During the nine months ended September 30, 2018 and 2017, the Company amortized $0 and $54,000 as consulting expenses, respectively; and $0 for the three months ended September 30, 2018 and 2017.

On February 1, 2016, the Company entered into an agreement with a consultant for E-Commerce consulting service with a term of 24 months. The Company agreed to grant the consultant 10,000 shares of the Company’s common stock per month, for a total commitment of 240,000 shares. Twelve and half percent (12.5%) of those shares vested on April 30, 2016, 12.5% on July 30, 2016, 12.5% on October 31, 2016, 12.5% on January 31, 2017, 12.5% on April 30, 2017, 12.5% on July 30, 2017, 12.5% on October 31, 2017, and the remaining 12.5% on January 31, 2018. The fair value of the 240,000 shares was $326,400, which was calculated based on the stock price of $1.36 per share on February 1, 2016, the date the agreement was executed, and was amortized over the service term. During the nine months ended September 30, 2018 and 2017, the Company amortized $13,600 and $122,400 as consulting expenses, respectively; and $0 and $40,800 for the three months ended September 30, 2018 and 2017, respectively.

On November 15, 2016, the Company entered into a consulting and strategy service agreement with a consultant for marketing and general consulting services effective on November 14, 2016. The Company agreed to grant 100,000 shares of the Company’s common stock to the consultant for 12 months of services starting on November 14, 2016. The shares were issued pursuant to Nova LifeStyle, Inc. 2014 Omnibus Long-Term Incentive Plan (the “Plan”) approved by the Board of Directors (“Board”) of the Company on May 13, 2014 and ratified at the annual shareholder meeting on June 30, 2014. The Plan was registered under Form S-8 on July 30, 2014. Twenty-five percent (25%) of those shares vested on December 15, 2016, 25% on February 15, 2017, 25% on May 15, 2017, and the remaining 25% vested on August 15, 2017. The fair value of the 100,000 shares was $294,000, which was calculated based on the stock price of $2.94 per share on November 15, 2016 and was amortized over the service term. During the nine months ended September 30, 2018 and 2017, the Company amortized $0 and $219,896 as consulting expenses, respectively; and $0 and $74,104 for the three months ended September 30, 2018 and 2017, respectively.

On November 15, 2016, the Company entered into a consulting agreement with a consultant for business development and financial advisory service for a term of 12 months. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock. The shares were issued pursuant to the Plan. The fair value of the 100,000 shares was $294,000, which was calculated based on the stock price of $2.94 per share on November 15, 2016 and will amortized over the service term. During the nine months ended September 30, 2018 and 2017, the Company amortized $0 and $220,500 as consulting expense, respectively; and $0 and $73,500 for the three months ended September 30, 2018 and 2017, respectively.

On November 15, 2016, the Company entered into a consulting agreement with a consultant for business advisory service for a term of 12 months. The Company agreed to compensate the consultant a one-time amount of $20,000 worth of shares of the Company’s common stock based on the price per share on November 15, 2016. The Company also granted the consultant $15,000 worth of shares of the Company’s common stock per month starting from December 1, 2016 for 12 months. The shares were issued pursuant to the Plan. During the nine months ended September 30, 2018 and 2017, the Company amortized $0 and $150,000 as consulting expense, respectively; and $0 and $50,000 for the three months ended September 30, 2018 and 2017.

On June 30, 2017, the Company entered into a consulting agreement with a consultant for business advisory service for a term of 12 months. The Company agreed to compensate the consultant a one-time amount of $10,000 worth of shares of the Company’s common stock based on the price per share on June 30, 2017. The Company also granted the consultant $10,000 worth of shares of the Company’s common stock per month starting from July 1, 2017 for a period of 12 months. The shares were issued pursuant to the Plan. On June 12, 2018, the Company renewed the agreement with the consultant for an additional year and agreed to compensate the consultant $10,000 worth of shares of shares of the Company’s common stock per month starting from July 1, 2018 for a period of 12 months. The shares will be issued pursuant to the Plan. During the nine and three months ended September 30, 2018, the Company amortized $95,000 and $30,000 as consulting expense, respectively; and $32,500 for the nine and three months ended September 30, 2017.

On November 16, 2017, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2017 for one year. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock. Twenty-five percent (25%) of those shares vested on February 15, 2018 and 25% on May 15, 2018, and 25% will vest on August 15, 2018 and the remaining 25% will vest on November 15, 2018. The fair value of 100,000 shares was $173,000, which was calculated based on the stock price of $1.73 per share on November 16, 2017 and will be amortized over the service term. The shares would be issued pursuant to the Plan. During the nine and three months ended September 30, 2018, the Company amortized $129,395 and $43,605 as consulting expense, respectively.

On December 10, 2017, the Company entered into a consulting agreement with a consultant for business advisory services effective as of January 1, 2018 and ending on December 31, 2018. The Company agreed to compensate the consultant a one-time amount of $15,000 worth of shares of the Company’s common stock based on the price per share on December 15, 2016. The Company also granted the consultant $15,000 worth of shares of the Company’s common stock per month starting from January 1, 2018 for 12 months. The shares would be issued pursuant to the Plan. During the nine and three months ended September 30, 2018, the Company amortized $146,250 and $48,750 as consulting expense, respectively.

Shares and Warrants Issued through Private Placement

Private Placement on May 28, 2015

On May 28, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (the “Purchasers”) pursuant to which the Company offered to the Purchasers, in a registered direct offering, an aggregate of 2,970,509 shares of common stock, par value $0.001 per share. Of these, 2,000,001 shares were sold to the Purchasers at a negotiated purchase price of $2.00 per share, for aggregate gross proceeds to the Company of $4,000,002, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. In accordance with the terms of the Purchase Agreement, the Company exchanged outstanding 2014 Series A Warrants with their holders for 660,030 shares of common stock, and exchanged the outstanding 2014 Series C Warrants with their holders for 310,478 shares of common stock.

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

On April 10, 2017, the Company entered into restricted stock award agreements under 2014 Omnibus Long-Term Incentive Plan with a new independent director of the Board. The Company agreed to grant $20,000 worth of stock to the independent director with a grant date on April 10, 2017. The restricted period lapses as of 50% of the restricted stock granted vested on April 10, 2017 based on the closing price of common stock on Nasdaq as of April 10, 2017, and 50% of the restricted stock granted vested on June 30, 2017 based on the closing price of common stock on Nasdaq as of June 30, 2017. During the nine months ended September 30, 2018 and 2017, the Company amortized $1,260 and $13,699 as directors’ stock compensation expenses, respectively. During the three months ended September 30, 2018 and 2017, the Company amortized $0 and $5,041 as directors’ stock compensation expenses.

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

The fair value of the stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”). The BSOPM has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk-free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The fair value of the option granted to of the independent directors is recognized as director fee over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions, estimated life of five years, volatility of 84%, risk free interest rate of 1.87%, and dividend yield of 0%. The fair value of 300,000 stock options was $324,907 at the grant date. During the nine and three months ended September 30, 2018, the Company recorded $162,454 and $0 as directors’ stock compensation expenses, respectively; and $81,227 for the nine and three months ended September 30, 2017.

Shares Issued to Employees and Service Providers

On May 18, 2016, the Company entered into agreements with three designers for product design services for a term of 24 months. The Company agreed to grant each designer 240,000 shares of the Company’s common stock. Twenty five percent (25%) of those shares vested on May 31, 2016, 25% on December 18, 2016, 25% on June 18, 2017 and the remaining 25% on December 18, 2017. The fair value of these shares was $388,800, which was calculated based on the stock price of $0.54 per share on May 18, 2016, the date the agreement was executed, and was amortized over the service term. During the nine months ended September 30, 2018 and 2017, the Company amortized $72,967 and $145,401 as stock compensation expenses, respectively; and $0 and $48,999 for the three months ended September 30, 2018 and 2017, respectively.

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

On February 27, 2018, the Company renewed an employment agreement with the Company’s Corporate Secretary and director for a term of one year. The Company agreed to grant an award of 30,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $68,100, which was calculated based on the stock price of $2.27 per share on February 27, 2018, the date the awards were determined by the Compensation Committee of the Board. Twenty-five percent (25%) of those shares vested on February 27, 2018, 25% on March 31, 2018, 25% on June 30, 2018 and the remaining 25% vested on September 30, 2018. During the nine and three months ended September 30, 2018, the Company amortized $40,114 and $16,978 as stock compensation, respectively.

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

The fair value of the stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”) as described in options to independent directors above. The fair value of the option granted to employees is recognized as compensation expense over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions, estimated life of ten years, volatility of 84%, risk free interest rate of 1.70%, and dividend yield of 0%. The fair value of 780,000 stock options was $643,182 at the grant date. During the nine months ended September 30, 2018 and 2017, the Company recorded $321,591 as stock compensation. During the three months ended September 30, 2018 and 2017, the Company recorded $0 and $321,591 as stock compensation.

On August 24, 2018 (the “Grant Date”), the Board approved option grants to the Company’s CFO to purchase an aggregate of 35,000 shares of the Company’s common stock at an exercise price of $1.85 per shares, with a term of 5 years, pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. Fifty percent (50%) of those stock options vested immediately, and the remaining 50% vested on the six-month anniversary of the Grant Date.

The fair value of the option granted to CFO in 2018 is recognized as compensation expense over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions, estimated life of ten years, volatility of 84%, risk free interest rate of 2.72%, and dividend yield of 0%. The fair value of 35,000 stock options was $43,680 at the grant date. During the nine and three months ended September 30, 2018, the Company recorded $21,840 as stock compensation.

As of September 30, 2018, unrecognized share-based compensation expense related to options was $21,840.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2018	1,072,500	1.37	$1,309,425	4.67
Exercisable at January 1, 2018	532,500	1.37	$649,725	4.67

Granted	35,000	1.85		5.00
Exercised	(40,000)	1.26		-
Forfeited	-	-		-
Outstanding at September 30, 2018	1,067,500	$1.39	$374,750	$3.96
Exercisable at September 30, 2018	1,050,000	$1.38	$376,675	$3.94

(1)

The intrinsic value of the stock options at September 28, 2018 is the amount by which the market value of the Company’s common stock of $1.74 as of September 28, 2018 exceeds the exercise price of the option.

Statutory Reserves

As a U.S. holding company, the Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiary, Nova Macao, only out of the subsidiary’s retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of Nova Macao. Pursuant to the corporate laws of the PRC and Macao, including the PRC Regulations on Enterprises with Foreign Investment, Nova Macao is required to maintain a statutory reserve by appropriating from after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. As a result of the Macau laws and regulations that require annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as a general statutory reserve fund until such reserve balance reaches 50% of the subsidiary’s registered capital. Nova Macao is restricted in its ability to transfer a portion of its net assets to the Company as a dividend.

Surplus Reserve Fund

At September 30, 2018 and December 31, 2017, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital.

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

Note 11 - Geographical Sales

Geographical distribution of sales consisted of the following for the nine and three months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017

Geographical Areas
North America	$40,224,090	$37,158,028	$13,237,312	$11,900,592
Europe	-	3,456,045	-	-
Australia	11,075,268	24,690,606	548,580	17,992,912
Asia*	11,677,878	5,020,746	2,816,233	3,329,121
Hong Kong	-	461,943	-	-
Other countries	182,693	26,046	145,702	-

	$63,159,929	$70,813,414	$16,747,827	$33,222,625

 * excluding Hong Kong

Note 12 - Commitments and Contingencies

Lease Commitments

On June 17, 2013, the Company entered into a lease agreement for office, warehouse, storage, and distribution space with a five year term, commencing on November 1, 2013 and expiring on October 31, 2018. The lease agreement also provides an option to extend the term for an additional six years. On April 23, 2018, the Company extended the lease for another 36 months with an expiration date of October 31, 2021. The monthly rental payment is $42,000 with an annual 3% increase.  The rent is recorded on a straight-line basis over the term of the lease.

On January 7, 2014, the Company entered into a sublease agreement with Diamond Bar for warehouse space with a five-year term commencing on November 1, 2013 and expiring on October 31, 2018. The Company subleased a portion of its warehouse space to one of its customers with a one-year term commencing on December 1, 2013 and expiring on November 30, 2014, which has been renewed every year with the current term expiring on October 31, 2018.  The sublease was not renewed. The sublease income of $6,000 per month was recorded against the rental expense. During the nine months ended September 30, 2018 and 2017, the Company recorded $47,330 and $48,600 sublease income, respectively; and $11,330 and $16,200 for the three months ended September 30, 2018 and 2017, respectively.

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

The Company has entered into several lease agreements for office and warehouse space in Commerce, California and showroom space in Las Vegas, Nevada and High Point, North Carolina on monthly or annual terms. Total rental expense for the nine months ended September 30, 2018 and 2017 was $638,398 and $597,103, respectively; and $241,004 and $224,349 for the three months ended September 30, 2018 and 2017, respectively. The rental expense is recorded on a straight-line basis over the term of the lease.

The total minimum future lease payments are as follows:

12 Months Ending September 30,	Amount
2019	$613,576
2020	600,342
2021	618,352
2022	51,655
2023	-
Thereafter	-
Total	$1,883,925

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

On March 21, 2016, the Company granted Restricted Stock Units to Ya Ming (Jeffrey) Wong (the Company’s former CEO), Yuen Ching (Sammy) Ho, the Company’s former CFO, and Thanh H. Lam, the Company’s President. Each of them will receive a grant of 100,000 Restricted Stock Units (“RSU”). The fair value of the 300,000 shares of RSU was $360,000, which was calculated based on the stock price of $1.20 per share on March 21, 2016. The RSU grants, to the extent not forfeited, have fully vested. During the nine months ended September 30, 2017, the Company recorded reversal ($30,000), as stock-based compensation to the officers, respectively.

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

On August 22, 2017, the Company entered into a one-year employment agreement, effective as of August 22, 2017, with Jeffery Chuang, the Company’s new CFO. The employment agreement provided for an annual salary of $50,000 to the CFO and annual bonuses at the sole discretion of the Board of Directors. The employment agreement also provides for a grant of options to purchase 35,000 shares of the Company’s common stock, which is described further in the Note 10 – Stockholders’ Equity. Upon the expiration of this employment agreement, the Company entered into a new one-year employment agreement, effective as of August 22, 2018, with Mr. Chuang to continue serving as the Company’s CFO. The agreement was in substantially the same form as the previous one-year employment agreements entered into on August 22, 2017 (which expired by its terms), and provides for annual salary of $50,000 for Mr. Chuang and annual bonuses at the sole discretion of the Board of Directors. The employment agreement also provides for a grant of options to purchase 35,000 shares of the Company’s common stock, which is described further in the Note 10 – Stockholders’ Equity.

Note 13 - Subsequent Events

The Company has evaluated all events that have occurred subsequent to September 30, 2018 through the date that the consolidated financial statements were issued and the following subsequent event has been identified.

On November 7, 2018 (the “Grant Date”), the Company entered into stock option agreements under the 2014 Omnibus Long-Term Incentive Plan with the three independent members of the board of directors. The Company agreed to grant the Company’s three independent directors options to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $1.18 per shares, with a term of 5 years. Twenty-five percent (25%) of those stock options vested on November 30, 2018, 25% on will vest on February 28, 2019, 25% on May 31, 2019, and the remaining 25% will vest on August 31, 2019. The fair value of the stock options granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”) as described above. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 84%, risk free interest rate of 3.07%, and dividend yield of 0%. The fair value of 300,000 stock options was $240,105 at the grant date.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”). All references to the third quarter and first nine months of 2018 and 2017 mean the three and nine month periods ended September 30, 2018 and 2017.  In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2017 Form 10-K.

Overview

Nova LifeStyle, Inc. is a broad based distributor and retailer of contemporary styled residential furniture incorporated into a dynamic marketing and sales platform offering retail as well as online selection and purchase fulfillment globally.  We monitor popular trending and work to create design elements that are then integrated into our product lines that can be used as both stand-alone or whole-room and home furnishing solutions.  Through our global network, Nova LifeStyle also sells (through an exclusive third-party manufacturing partner) a managed variety of high quality bedding foundation components.

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

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

The following table sets forth the results of our operations for the three months ended September 30, 2018 and 2017. Certain columns may not add due to rounding.

	Three Months Ended September 30,
	2018		2017
	$	% of Sales	$	% of Sales
Net sales	16,747,827		33,222,625
Cost of sales	(13,529,002)	(81%)	(27,323,972)	(82%)
Gross profit	3,218,825	19%	5,898,653	18%
Operating expenses	(4,575,628)	(27%)	(3,128,520)	(9%)
Income from operations	(1,356,803)	(8%)	2,770,133	8%
Other expenses, net	(77,497)	(-%)	(75,534)	(-%)
Income tax benefit	(942,267)	(6%)	(262,034)	(1%)
Net (loss) income	(492,033)	(3%)	2,956,633	9%

Net Sales

Net sales for the three months ended September 30, 2018 were $16.75 million, a decrease of 49.59% from $33.22 million in the same period of 2017. This decrease in net sales resulted primarily from a 44.48% decrease in sales volume and 8.09% decrease in average sales price. Our largest selling product categories in the three months ended September 30, 2018 were sofas, cabinets and beds, which accounted for approximately 64%, 10% and 9% of sales, respectively. In the three months ended September 30, 2017, the largest three selling categories were television cabinets, sofas and dining tables, which accounted for 48%, 32% and 6% of sales, respectively.

The $16.47 million decrease in net sales in the three months ended September 30, 2018, compared to the same period of 2017, was mainly due to decreased sales to Australia and Asia. Australia sales decreased by 96.65% to $0.55 million in the three months ended September 30, 2018, compared to $17.99 million in 2017, primarily as a result of decreased sales orders from one of our customers who was involved in projects in many hotels and apartments since the third quarter of 2017. We anticipate that we will gradually receive fewer sales orders from that customer in the near future. Sales to Asia, excluding China and Hong Kong, decreased by 15.41% to $2.82 million in the three months ended September 30, 2018, compared to $3.33 million in the same period of 2017, primarily due to the decreases of sales orders from one of our customers who expanded its business in Middle East. North America sales increased by 11.23% to $13.24 million in the three months ended September 30, 2018, compared to $11.90 million in 2017, primarily as a result of increasing demand for our existing products and introducing new products to our customers. Sales to other countries also increased to $0.15 million in the three months ended September 30, 2018, compared to $0 sales in 2017. We had no sales to Europe and Hong Kong in the three months ended September 30, 2018 and 2017, primarily due to the fact that we stopped selling low margin products to customers and ceased our marketing efforts in those regions. We aggressively changed our sales strategy to aim for sales of high margin products and their customers.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers. Total cost of sales decreased by 50% to $13.5 million in the three months ended September 30, 2018, compared to $27.3 million in the same period of 2017. Cost of sales as a percentage of sales decreased to 81% in the three months ended September 30, 2018, compared to 82% in the same period of 2017. The decrease in cost of sales in dollar terms resulted primarily from decreased volume and cost of high quality products purchased from third-party manufacturers.

Gross Profit

Gross profit decreased by 45% to $3.22 million in the three months ended September 30, 2018, compared to $5.9 million in the same period of 2017. Our gross profit margin increased to 19% in the three months ended September 30, 2018, compared to 18% in the same period of 2017. The increase in gross profit margin resulted primarily from decreased cost of sales as a percentage of net sales, which was mainly due to a decreased cost of high quality products purchased from third parties.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development expenses. Operating expenses were $4.58 million in the three months ended September 30, 2018, compared to $3.13 million in the same period of 2017. Selling expenses decreased by 15%, or $0.15 million, to $0.85 million in the three months ended September 30, 2018, from $1.00 million in the same period of 2017, due primarily to decreased marketing advertising expenses and show expenses. General and administrative expense increased by 75%, or $1.60 million, to $3.72 million in the three months ended September 30, 2018, from $2.12 million in the same period of 2017, primarily due to increases in bad debt expense by approximately $2.43 million, which was partially offset by a decrease in amortization expense by approximately $0.27 million on our intangible assets (see Note 5 to our condensed consolidated financial statements) and stock-based compensation to our employees and consultants by approximately $0.6 million.

Other Expenses, Net

Other expenses, net, was $77,497 in the three months ended September 30, 2018, compared with other expense, net, of $75,534 in the same period of 2017, representing an increase in other expense of $1,963. The increase in other expense was due primarily to the increase non-operating expense to $3,486 in the three months ended September 30, 2018 from $0 in the same period of 2017 and increase in financial expense to $37,392 in the three months ended September 30, 2018 from $34,508 in the same period of 2017, which was partially offset by a decrease in interest expense on our line of credit of $4,302 to $36,630 in the three month ended September 30, 2018 from $40,932 in the same period of 2017.

Income Tax Benefit

Income tax benefit was $942,267 in the three months ended September 30, 2018, compared with $262,034 of income tax benefit in the same period of 2017.  The increase in income tax benefit for the three months ended September 30, 2018 was mainly due to a larger reversal of our tax liability reserves due to a statute of limitations expiration in 2018.

Net Income (Loss)

As a result of the foregoing, our net loss was $0.49 million in the three months ended September 30, 2018, as compared with $2.96 million of net income for the same period of 2017.

Comparison of Nine Months Ended September 30, 2018 and 2017

The following table sets forth the results of our operations for the nine months ended September 30, 2018 and 2017. Certain columns may not add due to rounding.

	Nine Months Ended September 30,
	2018		2017
	$	% of Sales	$	% of Sales
Net sales	63,159,929		70,813,414
Cost of sales	(50,834,321)	(80%)	(58,741,122)	(83%)
Gross profit	12,325,608	20%	12,072,292	17%
Operating expenses	(10,105,250)	(16%)	(10,298,665)	(15%)
Income from operations	2,220,358	4%	1,773,627	3%
Other expenses, net	(199,139)	(-%)	(218,955)	(-%)
Income tax benefit	(505,074)	(1%)	(750,037)	(1%)
Net income	2,526,293	4%	2,304,709	3%

Net Sales

Net sales for the nine months ended September 30, 2018, were $63.16 million, a decrease of 11% from $70.81 million in the same period of 2017; this decrease in net sales resulted primarily from a 16.07% decrease in sales volume and 6.38% increase in average selling price. Our largest selling product categories in the nine months ended September 30, 2018 were sofas, TV cabinets and beds, which accounted for approximately 59%, 8% and 7% of sales, respectively. In the nine months ended September 30, 2017, the largest three selling categories were sofas, television cabinets and beds, which accounted for approximately 56%, 22% and 9% of sales, respectively.

The $7.65 million decrease in net sales in the nine months ended September 30, 2018, compared to the same period of 2017, includes a $13.62 million decrease in sales in Australia, $3.46 million decrease in sales in Europe and a $0.46 million decrease in sales in Hong Kong, partially offset by a $3.06 million increase in sales in North America, $6.66 million increase in sales in Asian and $0.16 million increase in sales in other countries. North American sales increased by 8.25% to $40.22 million in the nine months ended September 30, 2018, compared to $37.16 million in 2017. Europe sales were $0 in the nine months ended September 30, 2018, compared to $3.46 million in the same period of 2017. Sales in Europe decreased as we gradually stopped selling low margin, low quality products after the sale of our factory in China and ceased our marketing efforts in that region. We aggressively changed our product mix and our sales and marketing strategies to target high-end products and their customers. Sales to Australia decreased 55.14% to $11.08 million in the nine months ended September 30, 2018, compared to $24.69 million in the same period of 2017, primarily as a result of decreased sales orders from one of our customers in Australia who has been involved in projects in many hotels and apartments since the third quarter of 2017. We anticipate that we will gradually receive fewer sales orders from that customer in the near future. Sales to Asia, excluding China and Hong Kong, increased by 132.59% to $11.68 million in the nine months ended September 30, 2018, compared to $5.02 million in the same period of 2017, primarily due to the increases of sales orders from one of our customers who expanded its business in Middle East.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers. Total cost of sales decreased by 13% to $50.8 million in the nine months ended September 30, 2018, compared to $58.7 million in the same period of 2017. The decrease of cost of sales is primarily due to the decreased volume and cost of high quality products purchased from third-party manufacturers.

Gross Profit

Gross profit increased 2% to $12.33 million in the nine months ended September 30, 2018, compared to $12.07 million in the same period of 2017. Our gross profit margin increased to 20% in the nine months ended September 30, 2018, compared to 17% in the same period of 2017. The increase in gross profit margin resulted primarily from decreased cost of sales as a percentage of net sales, which was due primarily to our marketing efforts targeted at more customers of high-end products who are willing to pay such higher prices.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development expenses. Operating expenses were $10.11 million in the nine months ended September 30, 2018, compared to $10.30 million in the same period of 2017. Selling expenses decreased by 5.8% to $2.53 million in the nine months ended September 30, 2018, from $2.69 million in the same period of 2017, due primarily to decreased sales and marketing expense since we decreased costly advertising on shows and television in the U.S. in the first half of 2018 in favor of increased internet-based marketing. General and administrative expense decreased by 0.49% to $7.57 million in the nine months ended September 30, 2018, from $7.61 million in the same period of 2017, primarily due to decreases in amortization expense by approximately $0.81 million on our intangible assets (see Note 5 to our condensed consolidated financial statements), consulting expense by approximately $0.64 million, and termination cost on Academic E-commerce platform by approximately $800,000, (see Note 6 to our condensed consolidated financial statements), which was partially offset by an increase in bad debt expense by approximately $2.09 million.

Other Expenses, Net

Other expenses, net was $199,139 in the nine months ended September 30, 2018, compared with other expense, net, of $218,955 in the same period of 2017, representing a decrease in other expense of $0.02 million. The decrease in other expense was due primarily to the decreased interest expense, net, on our lines of credit to $92,416 in the nine months ended September 30, 2018, from $133,093 in the same period of 2017, which was partially offset by an increase in financial expense of $20,554 to $106,889 in the nine month ended September 30, 2018 from $86,335 in the same period of 2017.

Income Tax Benefit

Income tax benefit was $505,074 in the nine months ended September 30, 2018, compared with $750,037 of income tax benefit in the same period of 2017. Despite a higher reversal of our tax liability reserves due to a statute of limitations expiration, we recorded a higher taxable income in 2018, causing a decrease in income tax benefit for the nine months ended September 30, 2018.

Net Income

As a result of the foregoing, our net income was $2.53 million in the nine months ended September 30, 2018, as compared with $2.3 million of net income for the same period of 2017.

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

As we continue to execute our growth strategy focused on aggressively expanding sales, particularly in the U.S., we remain focused on improving net margins and bottom line growth.  As noted above, following the divestment of certain subsidiaries, we have in recent periods found it necessary to rely on third-party providers in order to meet demand for the products required by our customers. We also believe that there is elasticity in pricing our higher end products and an ongoing opportunity to improve our product mix, which should help us to stay in step with cost increases.

We rely primarily on internally generated cash flow and proceeds under our existing credit facilities to support growth.  We may seek additional financing in the form of bank loans or other credit facilities or funds raised through future offerings of our equity or debt, if and when we determine such offerings are required.

We had net working capital of $70,908,186 at September 30, 2018, a decrease of $1.33 million from net working capital of $72,236,890 at December 31, 2017. The ratio of current assets to current liabilities was 8.75-to-1 at September 30, 2018. The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2018 and 2017:

	2018	2017
Cash (used in) provided by:
Operating activities	$(5,507,015)	$(5,362,462)
Investing activities	(12,960)	8,232,557
Financing activities	681,207	(4,655,801)

Net cash used in operating activities was $5.51 million in the nine months ended September 30, 2018, an increase of cash outflow of $0.14 million from $5.36 million of cash used in operating activities in the same period of 2017. The increase of cash outflow was attributable primarily to (i) an increased cash outflow of $6.97 million from accounts receivable to $2.01 million cash outflow in the nine months ended September 30, 2018, compared to $4.96 million cash inflow in the same period of 2017, such increase being primarily due to providing longer payment terms to our long-term relationship customers; and (ii) an increased cash outflow of $2.86 million from advances to suppliers to $11.14 million cash outflow in the nine months ended September 30, 2018, compared to $8.28 million cash outflow in the same period of 2017, such increase being mainly a result of placing more deposits to our suppliers in China in preparation of sales in the latter part of 2018, which have become more necessary to ensure adequate product supply as compared with the same period of 2017. The increase in cash outflow was partially offset by (i) the increase in cash inflow for accounts payable of $4.02 million to $1.81 million cash inflow in the nine months ended September 30, 2018, compared to $2.21 million cash outflow in the same period of 2017, such increase being mainly due to a slowdown of payments to suppliers; (ii) increase in cash inflow for inventories of $4.53 million to $0.59 million in the nine months ended September 30, 2018, compared to $3.4 million of cash outflow in the same period of 2017, such increase being primarily due to fewer inventory purchases because of a decrease in net sales, and (iii) an increased cash inflow of net income, before non-cash depreciation and amortization, stock compensation expense and bad debt allowance, of $0.73 million from $5.43 million in the nine months ended September 30, 2017 to net income of $6.16 million in the nine months ended September 30, 2018, such increase being mainly a result of higher profit margins and lesser amount of cash expenses.

Net cash used in investing activities was $0.01 million in the nine months ended September 30, 2018, an increase of cash outflow of $8.25 million from $8.23 million inflow in the same period of 2017. In the nine months ended September 30, 2018, we incurred cash outflow of $12,960 from purchases of property and equipment. In the nine months ended September 30, 2017, we received net repayment of advances from unrelated parties of $7.00 million and a receipt of $1.25 million from a trademark assignment fee in connection with the divestment of our former Chinese subsidiaries, which were partially offset by a cash outflow of $17,443 from purchase of property and equipment.

Net cash provided by financing activities was $0.68 million in the nine months ended September 30, 2018, an increase of cash inflow of $5.34 million from cash outflow of $4.66 million in the same period of 2017. In the nine months ended September 30, 2018, we repaid $55.41 million on bank loans and borrowed $56.06 million from bank loans, while cash received from the exercise of outstanding options for common stock was $31,500.  In the nine months ended September 30, 2017, we repaid $41.54 million for bank loans, and borrowed $36.88 million from bank loans.

As of September 30, 2018, we had gross accounts receivable of $56,236,204, of which $14,037,216 was not yet past due, $10,248,726 was less than 90 days past due, $7,866,950 was over 90 days but within 180 days past due and $24,083,312 over 180 days past due. We had an allowance for bad debt of $2,517,464. As of November 2, 2018, $2,702,716 accounts receivable outstanding at September 30, 2018 had been collected.

As of November 2, 2018, $32,782,219, or 60%, of accounts receivable outstanding at December 31, 2017 had been collected.

As of September 30, 2018 and December 31, 2017, we had advances to suppliers of $19,721,445 and $8,580,609, respectively. The nature of these supplier prepayments is that the payment is made for goods before we actually receive them. The balances of advances to suppliers have increased by $11.14 million due in part to the fact that we prepaid product orders to suppliers for regular customer orders and a special project from orders of a Senior Care Center in Shaanxi, and we anticipate that the products will be delivered to our customers in the fourth quarter of 2018. We made prepayment to our suppliers in order to secure our purchasing power over new materials required by our suppliers and priority position of the production lines with our suppliers, especially when we introduced eight new product lines in 2017 and continue to introduce new product lines in 2018.

Additionally, we hope to establish long-term relationships with our suppliers due, in part, to making such advances. With the tightening of regulations and increased enforcement actions related environmental issues in recent years in China, where our suppliers are located, many factories have been affected and are operating with limited production hours. These advances can ensure that our products are treated as priorities and lock in raw material prices with our suppliers. We do not foresee additional risk with the increase of the advances as we have contracts with the suppliers and our QC team is on site to monitor daily production of our suppliers. Based on our past experience, all products and projects have been delivered as promised by our existing suppliers.

For a brand new product, the normal lead time from new product R&D, prototype, mass production to delivery of goods from our suppliers to us is approximately six to nine months after we make advance payments to our suppliers. For other products, the typical time is five months after our advance payment. We will consider the need for a reserve when any suppliers fail to fulfill the orders within the time frame as stipulated in the purchase contracts. As of September 30, 2018 and December 31, 2017, no reserve on supplier prepayments had been made or recorded by us.

In addition, we have noticed increasing demand for antique home furnishing and within the decorating market for products such as reclaimed wood flooring and one-of-a-kind antique furniture. Due to the nature of antique furnishing business, funds are required up front in order for suppliers to source and secure these products whenever they are available in the market.

As of November 2, 2018, $5,866,042, or 30%, of our advances to suppliers outstanding at September 30, 2018 had been delivered to us in the form of inventory purchase.

Most of the remaining balance of $13,855,403 advances to suppliers outstanding at September 30, 2018 is expected to be delivered to us in the form of inventory purchase through the fourth quarter in 2018.

Lines of Credit

Diamond Bar entered into an agreement with a bank in California for a line of credit of up to $5,000,000 with annual interest rate of 4.25% and maturity on June 1, 2015. On June 8, 2015, the bank extended and modified the terms of the loan agreement to extend the line of credit up to a maximum of $6,000,000 until July 31, 2015 and $5,000,000 thereafter with an annual interest rate of 4.25% and maturity on September 1, 2015 (the term of which the bank allowed to extend until the renewal described in the following sentence while the bank conducted its own audit associated therewith). On September 28, 2015, Diamond Bar extended the line of credit up to a maximum of $6,000,000 with annual interest rate of 3.75% (4% from December 17, 2015) and maturity on June 1, 2017. On January 20, 2016, Diamond Bar increased the line of credit up to a maximum of $8,000,000 with annual interest rate of 4%. On June 22, 2017, Diamond Bar extended the line of credit to maturity on September 1, 2017. On September 19, 2017, Diamond Bar extended the line of credit to maturity on June 1, 2019. The annual interest rate was 5.25% as of September 30, 2018. The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of September 30, 2018, and December 31, 2017, Diamond Bar had $4,851,825 and $4,202,118 outstanding on the line of credit, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded interest expense of $92,524 and $145,857, respectively; and $36,696 and $40,932 for the three months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, Diamond Bar had $3,148,175 available for borrowing without violating any covenants.

The Diamond Bar loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $20 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.5 to 1.0; (iii) the pre-tax income must be not less than 1% of total revenue quarterly; and (iv) maintain a current ratio in excess of 1.25 to 1.00. As of September 30, 2018, Diamond Bar was in compliance with the stated covenants.

On January 22, 2015, Nova Macao renewed a line of credit, with an annual interest rate of 4.25% and principal of up to $6,500,000, with a commercial bank in Hong Kong to extend the maturity date to January 29, 2016. On February 16, 2016, Nova Macao extended the maturity date of line of credit to January 31, 2017, with an annual interest rate of 4% and principal of up to $6,500,000. The loan requires monthly payment of interest and that the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance and was guaranteed by Nova LifeStyle and Diamond Bar. The Company did not extend the line of credit and paid it off in February 2017. As of September 30, 2018 and December 31, 2017, Nova Macao had $0 outstanding on the line of credit, respectively. During the nine months ended September 30, 2018 and 2017, Nova Macao paid interest of $0 and $13,828, respectively; and $0 for the three months ended September 30, 2018 and 2017.

Shelf Registration; Resale Registration Statement

On July 13, 2017, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000.  The shelf registration statement was declared effective as of October 12, 2017.

Other Long-Term Liabilities

As of September 30, 2018, we recorded long-term taxes payable of $3.6 million, consisting of an income tax payable of $2.3 million, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of our share of previously deferred earnings of our non-U.S. subsidiaries of mandated by the Tax Cuts and Jobs Act of 2017, and a $1.3 million unrecognized tax benefit, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

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

NOVA LIFESTYLE, INC.
(Registrant)
Date: November 9, 2018	By:	/s/ Thanh H. Lam
Thanh H. Lam Chairperson and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2018		/s/ Jeffery Chuang
Jeffery Chuang Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)