Form 10-K
period 2018-12-31
Nova Lifestyle, Inc.
filed 2019-04-01
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes  ☑                      No  ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☑                      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer ☑	Smaller reporting company☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐                      No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $28,680,783.74, computed by reference to $1.67 per share as of June 29, 2018, which is less than $250,000,000.

As of March 29, 2019, there were 27,796,485 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Nova LifeStyle, Inc. Proxy Statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

Our functional currency is the U.S. Dollar, or USD. See Note 2 of the consolidated financial statements included herein.

PART I

Item 1. Business

Our Company

Nova LifeStyle, Inc. (“Nova LifeStyle” or the “Company”) is a U.S.-based innovative designer and marketer of contemporary styled residential and commercial furniture formerly known as Stevens Resources, Inc., we were incorporated in the State of Nevada on September 9, 2009. The Company’s products are marketed through wholesale and retail channels as well as various online platforms worldwide.

Nova LifeStyle’s family of brands includes Diamond Sofa (www.diamondsofa.com) and Bright Swallow.

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

On November 10, 2016, Nova Furniture entered into a Trademark Assignment Agreement with Kuka Design BVI (“Assignee”).  Pursuant to the terms of the Trademark Assignment Agreement, Nova Furniture assigned the Assignee its full right to, and title in, the NOVA trademark in China for $6,000,000.

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

Our organizational structure is set forth in the following diagram:

Our Products

We design and market modern residential and commercial furniture in diverse markets worldwide. Our products feature urban and contemporary styles, combining comfort and functionality in matching furniture collections and upscale luxury pieces appealing to lifestyle-conscious middle and upper middle-income consumers. Many of our products are segments of multi-component furniture collections in distinctive design styles, attractively priced in the medium and upper-medium ranges. Our product lines feature upholstered, wood and metal-based furniture pieces. We classify our products by room, designation or series, such as living room, dining room, bedroom and home office series, and by category or product types such as sofas, chairs, dining tables, beds, entertainment consoles, cabinets and cupboards. Our largest selling product categories for the year ended December 31, 2018 were sofas, beds and television cabinets, which accounted for approximately 58%, 10% and 6% of sales, respectively. For the year ended December 31, 2017, our largest selling product categories were sofas, TV cabinets and beds, which accounted for approximately 54%, 16% and 10% of 2017 sales, respectively. Our products are manufactured primarily from medium-density fiberboard, or MDF board, and particleboard covered with veneers or lacquers and combined with other materials, including steel, glass, marble, leather and fabrics.

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

In 2018, our products were sold in 11 countries worldwide, with North America and Australia our principal international markets. Sales to North America accounted for 61.1% and 46.7% of sales in 2018 and 2017, respectively. Sales to Europe accounted for 0% and 3.3% of sales in 2018 and 2017, respectively. Sales in this region decreased as expected as we have gradually dropped low-margin products. We changed our marketing strategy by shifting revenue focus to high- margin products. Sales to Australia accounted for 12.5% and 24.3% of sales in 2018 and 2017, respectively. We also expanded sales to other regions, and sales to those regions, primarily in China and other Asian countries, accounted for 26.4% and 25.7% of our total sales in 2018 and 2017, respectively. As we continue to broaden our distribution network, increase direct sales and grow in the emerging markets, we believe that we are well positioned to respond to changing market conditions that will allow us to take advantage of any upturns in the global and local economies of the markets that we serve.

Our global logistics and delivery capabilities provide our customers with the flexibility to select from our extensive furniture collections to address their respective needs. We design and supply our products under our own brands. We also design and ship products for other major brands as their OEM designer or supplier. We offer a wide selection of stand-alone furniture pieces across a variety of product categories and approximately 30 collections developed exclusively for the international markets.   We also sell products under the Diamond Sofa brand to distributors and retailers in North America and South America and to end-user U.S. consumers through third-party shopping portals. Reflecting market demand, our research and development team works closely with customers to timely modify our existing product designs. We also offer custom-designed styles for specific market segments. In 2019, we plan to grow both online and offline sales.

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

We have also historically expanded our market presence through strategic acquisitions. In April 2013, we acquired Bright Swallow International Group Limited (“Bright Swallow”), an established furniture company with a global client base. Bright Swallow has since become an integral part of the Nova LifeStyle family brands. Bright Swallow generated revenues of approximately $7.5 million and $7.0 million for fiscal years 2018 and 2017, respectively, and its complementary product lines as well as broad geographical reach have offered Nova LifeStyle an ideal opportunity to grow its global footprint.

We gain new customers by attending many international furniture trade shows throughout the year. During these events, we introduce new product offerings and launch new design collections. We believe this marketing process helps us to develop and detect the latest-trends in the marketplace, allowing us to better understand the challenges and opportunities facing distributors and buyers with whom we have long–standing customer relationships. Each year, we present new products at the International Famous Furniture Fair (3F) in Dongguan, China and the China International Furniture Exhibition in Shanghai, China. We also exhibit products under the “Diamond Sofa” brand during the Las Vegas Market (U.S.) and the High Point Market (U.S.) trade shows. Internationally, we participate in trade fairs in collaboration with our customers. We plan to expand our business in the Middle East by attending several furniture exhibitions in those markets. To highlight our latest design collections, we maintain year-round showrooms at Diamond Bar’s headquarters in California as well as the High Point Market and Las Vegas Market.

Suppliers and Manufacturers

We source finished goods from third-party manufacturers to fulfill orders placed by customers through Nova Macao and Diamond Bar for the U.S. and international markets. Our three principal suppliers of finished goods in 2018 accounted for approximately 37.5%, 33.8% and 10.5% of our total purchases in 2018, respectively.  By maintaining relationships with multiple suppliers, we benefit from a more stable supply chain and better pricing. If a change of suppliers is necessary, we believe that we can quickly fulfill our requirements from other suppliers without interruptions in order fulfillment.  We monitor our suppliers’ ability to meet our product needs and we participate in quality assurance activities to reinforce our high-quality standards. Our third-party manufacturing contracts are generally of annual or shorter durations. We issue production orders to manufacturers based on individual purchase orders. Our manufacturing relationships are non-exclusive, and we are permitted to procure products from other sources at our discretion.  None of our manufacturing contracts include production volume or purchase commitments on the part of either party. Our third-party manufacturers are responsible for sourcing raw materials, agreeing to produce parts and finished products to our specifications. We hold our suppliers to high quality standards and delivery deadlines. Our quality control procedures may extend to stringent requirements for raw material suppliers.

Customers

Our target end customer is the middle and upper middle-income consumer of residential and commercial furniture. In the U.S. and international markets, our sales principally are to furniture distributors and retailers who in turn offer our products under their own brands or under our Diamond Sofa brand. Our three largest customers in 2018 accounted for 13.3%, 12.8% and 12.5% of our total sales in 2018, respectively. Our three largest customers in 2017 accounted for 24.3%, 13.7% and 11.5% of our total sales in 2017, respectively. No other individual customer accounted for greater than 10% of our sales in 2018 or 2017. We plan to increase direct sales to retailers and chain stores worldwide as we continue to diversify our customer base from global furniture distributors.

We are focusing on establishing and growing long-term relationships with our customers. We believe that the majority of our customers view us as a strategic long-term supplier and value the quality of our products, our timely delivery and design capabilities. We generally negotiate renewable supplier agreements with firm pricing on our products, typically for a term of one year, as is customary in the furniture industry, with individual orders made on standard purchase orders. In 2018, we sold products into approximately 11 countries worldwide, with North America and Australia as our principal international markets, while we expanded our sales in other regions. Sales to North America accounted for 61% and 47% of sales in 2018 and 2017, respectively. Sales to Australia accounted for 12% and 24% of sales in 2018 and 2017, respectively. The change was attributed principally to our changing sales and marketing strategy to diversify international sales. Sales to other regions, primarily in Europe, China and Asia, accounted for 26% and 29% of our total sales in 2018 and 2017, respectively. We expect that a majority of our revenues will continue to come from our sales to the U.S. and international markets. We acquired Diamond Bar in August 2011, which has driven expansion of our sales to the U.S., Mexico, and South America through Diamond Bar’s longstanding customer relationships and distribution capabilities. Diamond Bar accounted for 65.8% and 51.2% of Nova Lifestyle’s total sales in 2018 and 2017, respectively, and Nova Macao’s revenues accounted for 25.8% and 42.3% of Nova Lifestyle’s total sales in 2018 and 2017, respectively.  In addition, we anticipate increasing internet sales under the Diamond Sofa brand through third-party shopping portals. We believe that as we expand our broad network of distributors and increase direct sales, our exposure to regional recessions will be reduced and allow us to better capitalize on emerging market trends.

We typically experience stronger fourth calendar quarters as our product sales are subject to the seasonality and fluctuations typical of the furniture industry. This industry-based seasonality is generally caused by shipping lead-times to international markets combined with the real estate market slowdown and decrease in furniture consumption commonly experienced during the summer months in the Northern Hemisphere markets in which the majority of our customers are located and our products sell at retail. In addition, we believe that consumer demand for furniture generally reflects sensitivity to overall economic conditions, including, but not limited to, unemployment rates, housing market conditions and consumer confidence.

Competition

The furniture industry is large and highly competitive. The industry consists of many manufacturers, distributors and retailers, none of which dominates the fragmented and diverse market. Our products principally compete in the U.S., China, Europe and Australia. The primary competitive factors in these markets for our product price points and target consumers are price, quality, style, marketing, functionality and availability.

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

Research and Development

We believe that new product designs are important to our continued success. We actively seek to protect our product designs and brand names under the patent and trademark protection laws in the U.S., but the copying of a product’s appearance is a common and ongoing issue in the furniture industry as manufacturers seek to capitalize on popular designs and features by copying those of their competitors and making subtle changes to avoid infringement claims. To remain competitive, we believe that we must constantly innovate to stay ahead of competitors. We have developed a design process that enables us to better manage the short product life cycles for furniture designs by anticipating and responding quickly to changing consumer preferences. We attend furniture exhibitions worldwide, conduct market research and solicit customer feedback to help us identify new trends and customer needs in our target markets. We then incorporate customer feedback into new product designs. We introduce new product collections annually for the U.S. and international markets. We anticipate introducing new products under the “Diamond Sofa” brand on a quarterly basis for the U.S. market. At least annually, we assess the marketing results for new designs in order to decide whether to continue with a particular line.

We use in-house designers and computer-aided modeling systems to generate design and related development work. We have used independent designers in the past for product design, from which we built prototype furniture pieces for refinement and testing. In 2018 and 2017, we invested $237,290 and $373,935, respectively, on research and development expense. We may increase future investments in R&D based on our growth strategies.

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

Employees

As of December 31, 2018, we had 33 full time employees worldwide.  Our U.S. corporate office and operations employed 30 full-time employees and our locations in Macau and Hong Kong employed a total of 3 full-time employees. We believe that relations with our employees are satisfactory. We have no collective bargaining agreements with our employees.

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

Historically, a substantial part of our sales was attributed to a limited number of customers. Sales to our largest customer constituted 13.3% and 24.3% of our total sales in 2018 and 2017, respectively. If the demand for our products decreases in one or more of the markets supplied by our largest customers, or if there are any material social or regulatory changes in these markets, our sales could decline and we could lose market share, any of which could materially harm our business. We do not foresee relying on these same customers for sales generation as we expand our business to increase our internet sales and direct sales to the U.S. and other international markets. We cannot assure you, however, that we will be able to successfully implement these plans.

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

We compete in the U.S. market principally through our sales under the Diamond Sofa brand, which we acquired on August 31, 2011. The furniture industry in the U.S. is very competitive and fragmented. We compete with many domestic U.S. and international furniture sources, including national department stores, regional or independent specialty stores, dedicated franchises of furniture manufacturers and retailers marketing products through catalogs and over the internet. There are few barriers to entry in the U.S. furniture market, and new competitors may enter this market at any time. Some of our competitors have greater financial resources than we have and often offer extensively advertised and well-recognized branded products. We may not be able to meet price competition or otherwise respond to competitive pressures in the U.S. market. We also may not be able to continue to differentiate our products from those of our competitors in the U.S. through value, styling and functionality because of the large number of competitors and their wide range of product offerings. Furthermore, some large furniture retailers in the U.S. are sourcing products directly from furniture manufacturers located in China and other Southeast Asian countries instead of through distributors like us. Over time, this practice may expand to smaller retailers in the U.S. Accordingly, we are continually subject to the risk of losing U.S. market share, which may decrease our future sales and earnings.

Failure to anticipate or timely respond to changes in fashion and consumer preferences could adversely impact our business.

Furniture is a styled product and is subject to rapidly changing fashion trends and consumer preferences, as well as to increasingly shorter product life cycles. We believe our past performance has been based on, and our future success will depend, in part, upon our ability to continue to improve our existing products through product innovation and to develop, market and produce new products. We cannot assure you that we will be successful in introducing, marketing and producing any new products or product innovations, or that we will develop and introduce in a timely manner innovations in our existing products that satisfy customer needs or achieve market acceptance. Our success also depends upon our ability to anticipate and respond in a timely manner to fashion trends related to residential and commercial furniture. If we fail to identify and respond to these changes, our sales could decline and we could lose market share, any of which could materially harm our business.

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

Management anticipates that our existing capital resources, cash flows from operations, collection of our accounts receivable, and loan facilities, any proceeds from any possible equity financings related to the shelf registration statement on Form S-3 we filed in July 2017, as amended, which became effective on October 12, 2017, will satisfy the liquidity requirements of our business for the next 12 months. However, if available funds are not sufficient to meet our plans for expansion, our plans include pursuing alternative financing arrangements, including additional bank loans based on our good credit rating or funds raised through additional offerings of our equity or debt, if and when we determine such offerings are required. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

●	Investors’ perceptions of, and demand for, companies in our industry;
●	Investors’ perceptions of, and demand for, companies sourcing from China;
●	Conditions of the U.S. and other capital markets in which we may seek to raise funds;
●	Our future results of operations, financial condition and cash flows;
●	Governmental regulation of foreign investment in companies in particular countries;
●	Economic, political and other conditions in the U.S., China, and other countries; and
●	Governmental policies relating to foreign currency.

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

Our standard payment term for accounts receivable is 30 - 120 days. We give an extended payment term to certain of our major customers of up to 180 days. We remain subject to negative impacts on our cash flow and liquidity due to the significant period of time our accounts receivable remain outstanding with respect to sales made under the longer payment terms. In 2017, we had accounts receivable turnover of 2.14 on an annualized basis, with sales outstanding of 170 days. In 2018, we had accounts receivable turnover of 1.45 on an annualized basis, with sales outstanding of 251 days. As of December 31, 2018, we had gross accounts receivable of $67,682,056, of which $21,242,870 was not yet past due, $2,221,353 was less than 90 days past due, $3,370,041 was over 90 days but within 180 days past due and $40,847,792 over 180 days past due.  We had an allowance for bad debt of $224,795 for accounts receivables. The increase in gross accounts receivable was due to, among other things, we have been more lenient towards the collection of accounts receivable from certain major customers to maintain good relationships and to attract new major accounts. While historically our collections have been reasonably assured, delays in collections and the significant period of time our accounts receivable remain outstanding may result in pressure on our cash flow and liquidity. We recognized a loss of $13,241 and $305,519 from bad debts from continuing operations during the years ended December 31, 2018 and 2017. The loss in 2018 primarily resulted from the inability to collect accounts receivable from Diamond Bar’s customers on time.

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

In 2018, the majority of our products were purchased from foreign suppliers and manufacturers, predominantly in Asia. Our dependence on foreign suppliers means that we may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any upward valuation in the Chinese yuan or any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign suppliers. This, in turn, might cause such foreign vendors to demand higher prices for products in their effort to offset any lost profits associated with any currency devaluation, delay product shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs.

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

In October 2018, the Macau Legislative Assembly has approved a bill revoking the current offshore law, to abolish the relevant legislation on the Macau offshore business regime. The existing offshore institutions in Macau can continue to operate their offshore businesses until the end of 2020. Starting on January 1, 2021, the exemptions of stamp duty, professional tax (for individuals) and complementary tax (for corporations) will no longer be available to these offshore institutions. Nova Macao is currently an income tax-exempt entity incorporated and domiciled in Macao. The Company will continue to examine the potential impact this proposal may have on our effective tax rate.

Additional changes in the U.S. and Macau tax regimes or in how U.S. multinational corporations are taxed on foreign earnings, including changes in how existing tax laws are interpreted or enforced, could adversely affect our business, financial condition or results of operations.

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

We are subject to periodic litigation, product liability risk and other regulatory proceedings, which could result in unexpected expense of time and resources.

From time to time, we may be a defendant in lawsuits and regulatory actions relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse effect on our business, financial condition and results of operations. In addition, any significant litigation in the future, regardless of its merits, could divert management's attention from our operations and may result in substantial legal costs.

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

We are required to establish and maintain internal controls over financial reporting and disclosure controls and procedures and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2018. See “Item 9A. Controls and Procedures.” However, our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls and procedures will prevent all possible errors. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, measures of control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

At various times during recent years, the U.S. and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the U.S. and China, whether or not directly related to our business, could reduce the price of our common stock. These controversies also could make it more difficult for us to provide our products to our customers in the U.S. The international trade policies of China and the U.S. could adversely affect our business, and the imposition of trade sanctions relating to imports, taxes, import duties and other charges on imports from China, including those applied specifically to furniture products, or the imposition of taxes, import duties or other charges on exports to the U.S. could increase our costs and decrease our earnings. Due to an increase in tariffs imposed by the U.S., some customers are seeking alternative resources instead of China, which has negatively affected the purchase orders and our sales as we mainly resource our products from China. In order to avoid these new tariffs, the market has shifted towards an uncertain era. Sales during this stage may also be impacted by this shift in behavior. The U.S. government currently has suspended the increases of tariffs from 10% to 25%, pending on the result of US and China trade negotiation. During this time period our company will seek alternatives and new resources to increase the revenue.

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

The PRC government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. Our ability to enforce commercial claims or to resolve commercial disputes under these laws and regulations is unpredictable, however, because the implementation, interpretation and enforcement of these laws and regulations is limited and, given their relative newness, involve uncertainties. For example, contracts governed by PRC law tend to contain less detail than those under U.S. law and generally are not as comprehensive in defining the rights and obligations of the contracting parties. Consequently, contracts in China are more vulnerable to disputes and legal challenges than those in the U.S. In addition, contract interpretation and enforcement in China is not as developed as in the U.S., and the result of any contract dispute is subject to significant uncertainties. We currently are not subject to any contract disputes in China, but we cannot assure you that we will not be subject to future contract disputes with our suppliers and other customers under contracts governed by PRC law, and if such disputes arise, we cannot assure you that we will prevail.

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

If we fail to continue to meet the listing standards of NASDAQ, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

Our common stock is currently listed on the Nasdaq Capital Market. The NASDAQ Stock Market LLC has requirements that a company must meet in order to remain listed on NASDAQ. In particular, NASDAQ rules require us to maintain a minimum bid price of $1.00 per share of our common stock. The Company was notified on January 18, 2019 that pursuant to NASDAQ Listing Rule 5810(c)(3)(A), it will be afforded 180 calendar days, or until July 17, 2019, to regain compliance with the minimum bid price requirement. There can be no assurance that we will meet the regain compliance with the minimum bid price requirement, or any other requirement in the future. If we fail to regain compliance with the minimum bid price requirement, The NASDAQ Stock Market LLC may initiate the delisting process with a notification letter. If we were to receive such a notification, we would be afforded a grace period of 180 calendar days to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. In addition, we may be unable to meet other applicable NASDAQ listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

Future sales of shares of our common stock by our shareholders could cause our stock price to decline.

Future sales of shares of our common stock could adversely affect the prevailing market price of our stock. As of March 29, 2019, Steven Qiang Liu, our largest shareholder and vice president of the Company, owned approximately 36% of our outstanding shares of common stock. If Mr. Liu sells a large number of shares, or if we issue a large number of shares, the market price of our stock could decline. Moreover, the perception in the public market that significant shareholders might sell shares of our stock could depress the market for our shares. If such shareholders sell substantial amounts of our common stock in the public market, such sales could create a circumstance commonly referred to as an “overhang,” in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price we deem reasonable or appropriate.

We may issue additional shares of our common stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our shareholders.

Our Articles of Incorporation, as amended, authorize the issuance of up to 75,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2018, there were 46,433,348, authorized and unissued shares of our common stock available for future issuance among which 858,334 shares are issuable upon exercise of outstanding warrants, based on 28,566,652 shares of our common stock outstanding. Although we have no commitments as of the date of this report to issue our securities, we may issue a substantial number of additional shares of our common stock or debt securities to complete a business combination or to raise capital.  On July 13, 2017, we filed a shelf registration statement on Form S-3 under which we may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000.  The shelf registration statement was declared effective as of October 12, 2017.

On May 28, 2015, we entered into a Securities Purchase Agreement (the “2015 Purchase Agreement”) with certain purchasers (the “Purchasers”) pursuant to which we offered to the Purchasers, in a registered direct offering, an aggregate of 2,970,509 shares of common stock, par value $0.001 per share. 2,000,001 shares of our common stock were sold to the Purchasers at a negotiated purchase price of $2.00 per share, for aggregate gross proceeds to us of $4,000,002, before deducting fees to the placement agent and other estimated offering expenses payable by us. In accordance with the terms of the 2015 Purchase Agreement, the outstanding Series A Warrants issued in connection with the transactions contemplated by the 2014 Purchase Agreement were exchanged for 660,030 shares of our Common Stock, and the outstanding Series C Warrants issued in connection with the transactions contemplated in our 2014 financing were exchanged for 310,478 Shares of our Common Stock.

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

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board of Directors may consider relevant. We are a holding company that depends on cash flow from our wholly owned subsidiaries to meet our obligations, and any inability of our subsidiaries to pay us dividends or make other payments to us when needed could disrupt or have a negative impact on our business.” Our management intends to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business. If we do not pay dividends, our common stock may be less valuable because a return on your investment will occur only if our stock price appreciates.

Our principal shareholders have the ability to exert significant control in matters requiring a shareholder vote and could delay, deter or prevent a change of control in our company.

As of March 29, 2019, Steven Qiang Liu, our largest shareholder, owned approximately 36% of our outstanding shares of common stock. Mr. Liu may exert significant influence over us, giving him the ability, among other things, to exercise significant control over the election of all or a majority of the Board of Directors and to approve significant corporate transactions that require the shareholders’ approval. Such share ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Without the consent of Mr. Liu, we could be prevented from entering into potentially beneficial transactions if such transactions conflict with our principal shareholder’s interests. As an officer of the Company, Mr. Liu owes a fiduciary duty to our shareholders and must act in good faith in a manner he reasonably believes to be in the best interests of our shareholders. As a shareholder, Mr. Liu is entitled to vote his shares in his own interests, which may not always be in the interests of our shareholders.

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

Short sellers of our stock may be manipulative and may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. Since it is in the short seller’s interest for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, its business prospects and similar matters calculated to or which may create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short. Issuers whose securities have historically had limited trading volumes and/or have been susceptible to relatively high volatility levels can be particularly vulnerable to such short seller attacks. On December 21, 2018, Seeking Alpha published a report that contained various false allegations against the Company, which has driven down the market price of our common stock. The author of that article disclosed that he had accumulated a short position in the Company’s common stock prior to the publication of the article.  As of December 31, 2018, the closing price of our common stock as reported on the NASDAQ Stock Market was $0.46, representing a decrease of $0.31 compared to $0.77, the closing price of our common stock as of December 20, 2018.

Although we have timely responded to the false allegations set forth in the Seeking Alpha article, we cannot assure you that false, misleading and/or defamatory articles will not be published again in the future. The publication of any such commentary regarding us in the future may bring about a temporary, or long term, decline in the market price of our common stock. No assurances can be made that similar declines in the market price of our common stock will not occur in the future, in connection with such commentary by short sellers or otherwise.

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

We believe that our existing office and distribution facilities are adequate for current and presently foreseeable operations. In general, our properties are well maintained, considered adequate and being utilized for their intended purposes. See Note 13 to our consolidated financial statements contained herein, which discloses lease agreements.

Item 3. Legal Proceedings

We may become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may have an adverse effect on our business, financial conditions or operating results. Except as described below, we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

On December 28, 2018, a Federal class action complaint was filed by George Barney against the Company and its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) in the United States District Court for the Central District of California, claiming the Company violated federal securities laws and pursuing remedies under Sections 10(b) and 20(a) of the Security Exchange Act of 1934 and Rule 10b-5 (the “Complaint”). The Complaint seeks to recover compensatory damages caused by the Company’s alleged violations of Federal security laws during the period from December 3, 2015 through December 20, 2018. In reliance solely on a self-styled research report regarding the Company (the “Andri Report”) published by Seeking Alpha on December 21, 2018, the Complaint states that the Company made false and/or misleading statements and/or failed to disclose that: (1) the Company overstated its purported strategic alliance with a customer in China to operate as lead designer and manufacturer for all furnishings in such customer’s planned $460 million senior care center in China; (2) the Company inflated its reported sales in 2016 and 2017 with the Company’s two major customers; and (3) as a result, the Company’s public statements were materially false and misleading at all relevant times.  The Audit Committee has acted promptly to address the concerns raised in the Andri Report,  has engaged independent counsel in addressing such matters, to advise it, and has engaged the Company’s auditor to perform special procedures to confirm the reported sales.  The special procedures included the examination and testing of relevant documentation relating to the sales made by the Company to the four customers targeted in the Andri Report for the years of 2015-2018, and 100% sampling of all transactions between the Company and the subject customers.  The special procedures have been performed, and the results have been communicated to the Audit Committee. The Company’s independent auditor has reported to the Audit Committee that with respect to the four subject customers, the special procedures resulted in no evidence of fictitious sales or of fictitious customers. Please see the details in the Form 8-K filed by the Company with SEC on March 29, 2019.

The Company will vigorously defend against this lawsuit.

On March 8, 2019, in the United States District Court for the Central District of California, shareholder Jie Yuan filed a derivative lawsuit purportedly on behalf of the Company against its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) and directors (Charlie Huy La, Bin Liu, Steven Qiang Liu, Umesh Patel, and Min Su) (collectively, the “Defendants”) seeking to recover any losses the Company sustains as a result of alleged securities violations outlined in the Andri Report and Barney securities class action complaint. Specifically, the derivative lawsuit alleges that the Defendants caused the Company to make the alleged false and/or misleading statements giving rise to the putative securities class action.  The Plaintiff also alleges that President and CEO Lam engaged in self-dealing by leasing her property to Diamond Bar, a Company subsidiary, and asserts, in conclusory fashion, that Lam, former CEO and director Ya Ming Wong, former CFO and director Yuen Ching Ho, and director Umesh Patel sold securities during the period of time when the alleged false and/or misleading statements were made “with knowledge of material non-public information . . . .” While the lawsuit is purportedly asserted on behalf of the Company, it is possible that the Company may incur attorneys’ fees in this matter.

It is also noted, as set forth previously, the Company believes there is no basis to the claims asserted in the putative securities class action.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since January 17, 2014, our common stock has been quoted on The NASDAQ Stock Market under the symbol “NVFY.”

Holders of Record

On March 29, 2019, there were approximately 43 record holders of record based on information provided by our transfer agent. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

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

Overview

Nova LifeStyle, Inc. is a broad based distributor of contemporary styled residential and commercial furniture incorporated into a dynamic marketing and sales platform offering retail as well as online selection and purchase fulfillment globally.  We monitor popular trending and work to create design elements that are then integrated into our product lines that can be used as both stand-alone or whole-room and home furnishing solutions.  Through our global network, Nova LifeStyle also sells (through an exclusive third-party manufacturing partner) a managed variety of high quality bedding foundation components.

Nova LifeStyle’s brand family currently includes Diamond Sofa (www.diamondsofa.com) and Bright Swallow.

Our customers principally consist of distributors and retailers having specific geographic coverages that deploy middle to high end private label home furnishings having very little competitive overlap within our specific furnishings products or product lines.  Nova LifeStyle is constantly seeking to integrate new sources of distribution and manufacturing that are properly aligned with our growth strategy, thus allowing us to continually focus on building both our overall distribution and manufacturing relationships through a deployment of popular, as well as trend-based, furnishing solutions worldwide.

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

Principal Factors Affecting Our Financial Performance

Significant factors that we believe could affect our operating results are the (i) prices of our products to our international retailer and wholesaler customers and their markups to end consumers; (ii) consumer acceptance of our new brands and product collections; and (iii) general economic conditions in the U.S., Chinese, Canadian, European and other international markets. We believe most of our customers are willing to pay higher prices for our high quality and stylish products, timely delivery and strong production capacity, which we expect will allow us to maintain high gross profit margins for our products. We have diversified our products by acquiring the Diamond Sofa brand in the U.S. market and developing higher-margin products for the U.S. and international markets, and acquiring Bright Swallow for the Canadian market. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites also should allow us to maintain our high gross profit margins. The markets in North America (excluding the United States) and particularly in Europe, remain challenging because such markets are experiencing a slower than anticipated recovery since the international financial crisis. However, we believe that discretionary purchases of furniture by middle to upper middle-income consumers, our target global consumer market, will increase along with expected growth in the worldwide furniture trade and the recovery of housing markets. Furthermore, we believe that our expansion of direct sales in the U.S. will have a positive impact on our net sales and net income, while helping to diversify our customer base and end consumer markets.

Critical Accounting Policies

While our significant accounting policies are described more fully in Note 2 to our accompanying consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this Management Discussion and Analysis.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for Nova LifeStyle and its subsidiaries, Diamond Bar, Bright Swallow, Nova Macao, i Design, Nova Furniture and Nova Samoa.

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by us, include, but are not limited to, revenue recognition, the allowance for bad debt, valuation of inventories, the valuation of stock-based compensation, income taxes and unrecognized tax benefits, valuation allowance for deferred tax assets, assumptions used in assessing impairment of long-lived assets and goodwill. Actual results could differ from those estimates.

Accounts Receivable

Our policy is to maintain an allowance for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  We maintained an allowance for bad debt of $224,795 and $218,976 as of December 31, 2018 and 2017, respectively. During the years ended December 31, 2018 and 2017, bad debts were $13,241 and $305,519, respectively. As of December 31, 2018, we had gross receivable of $67,682,056, of which $3,370,041 was over 90 days but within 180 days past due and $40,847,792 over 180 days past due. As of December 31, 2017, we had gross receivable of $54,225,489, of which $19,807,241 was over 90 days but within 180 days past due and $0 over 180 days past due. The long overdue balances as of December 31, 2018 were mainly related to Nova Macao’s customers. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing trade accounts receivable. We determine the allowance based on historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a modified territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. In the fourth quarter of 2017, the Company recorded a provisional amount of $3.37 million of tax expense related to the Act. In the fourth quarter of 2018, the Company completed its accounting for the impact of the Act and no material adjustments to the provisional tax expense was required.

The Act also created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the year ended December 31, 2018, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

Revenue Recognition

In May 2014 the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. We adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

The new revenue standards became effective for us on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change our revenue recognition as the majority of our revenues continue to be recognized when the customer takes control of our product. As we did not identify any accounting changes that impacted the amount of reported revenues with respect to our product revenues, no adjustment to retained earnings was required upon adoption.

Under the new revenue standards, we recognize revenues when our customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. We recognize revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Revenues from product sales are recognized when the customer obtains control of our product, which occurs at a point in time, typically upon delivery to the customer. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

Revenues from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with our customers.

Product revenue reserves, which are classified as a reduction in product revenues, are generally characterized in the following categories: discounts, returns and rebates. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable as the amount is payable to our customer.

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault.  As alternatives for the product return option, the customers have options of asking a discount from us for the products with quality issues or receiving replacement parts from us at no cost. The amount for return of products, the discount provided to the customers and cost for the replacement parts were immaterial for the years ended December 31, 2018 and 2017.

Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in United States Dollar (“$” or “USD”), which is also the functional currency of Nova LifeStyle, Nova Furniture, Nova Samoa, Nova Macao, Bright Swallow, Diamond Bar and i Design.

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

We concluded that we had one reportable segment under ASC 280 because Diamond Bar is a furniture distributor based in California focusing on customers in the US, Bright Swallow is a furniture distributor based in Hong Kong focusing on customers primarily in Canada, and Nova Macao is a furniture distributor based in Macao focusing on international customers. Each of our subsidiaries is operated under the same senior management of our company, and we view the operations of Diamond Bar, Bright Swallow and Nova Macao as a whole for making business decisions.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. We have adopted the guidance retrospectively to each period presented. The adoption does not have any material effect on the presentation of our consolidated statements of cash flows.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The adoption of this ASU did not have a significant impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. We have adopted the guidance retrospectively to each period presented. The adoption does not have any material effect on the presentation of our consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We have adopted the guidance effective January 1, 2018. We will evaluate the impact of adopting this standard prospectively upon any transactions of acquisitions or disposals of assets or businesses.

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

In June 2018, the FASB issued ASU 2018-07, "Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of ASC 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The new guidance is effective for SEC filers for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early adoption is permitted. We are evaluating the effects of the adoption of this guidance and currently believe that it will impact the accounting of the share-based awards granted to non-employees.

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. We will adopt this new rule beginning with our financial reporting for the quarter ending March 31, 2019. Upon adoption, we will include our Consolidated Statements of Stockholders’ Equity with each quarterly filing on Form 10-Q.

Results of Operations

Comparison of years Ended December 31, 2018 and 2017

The following table sets forth the results of our operations for the years ended December 31, 2018 and 2017. Certain columns may not add due to rounding.

	Years Ended December 31,
	2018		2017
	$	% of Sales	$	% of Sales
Net sales	88,645,204		106,494,132
Cost of sales	(72,693,005)	(82%)	(86,072,895)	(81%)
Gross profit	15,952,199	18%	20,421,237	19%
Operating expenses	(11,004,134)	(12%)	(13,617,367)	(13%)
Income from operations	4,948,065	6%	6,803,870	6%
Other expenses, net	(308,358)	-%	(279,446)	-%
Income tax (benefit) expense	(659,918)	(1%)	2,759,813	3%
Net income	5,299,625	6%	3,764,611	3%

Net Sales

Net sales for the year ended December 31, 2018 were $88.65 million, a decrease of 17% from $106.49 million in the prior year. This decrease in net sales resulted primarily from a 21% decrease in sales volume, while was partially offset by a 5% increase in average selling price. Our largest selling product categories in the year ended December 31, 2018 were sofas, beds and television cabinets, which accounted for approximately 58%, 10% and 6% of sales, respectively. In the year ended December 31, 2017, the largest three selling categories were sofas, television cabinets and beds, which accounted for 54%, 16% and 10% of sales, respectively.

The $17.85 million decrease in net sales in the year ended December 31, 2018, compared to the prior year, was mainly due to decreased sales to China, Australia, Asia, Europe and Hong Kong. Sales to China were $11.33 million in the year ended December 31, 2018, a decrease of 22.38% from $14.60 million in 2017, primarily due to decreasing sales orders from a Chinese customer. Australia sales decreased 57.23% to $11.08 million in the year ended December 31, 2018, compared to $25.90 million in 2017, primarily as a result of decreased sales orders from one of our customers. We do not expect to accept further sales orders from that customer in 2019 due to a low profit margin with long collection time on the customer’s accounts receivable. Sales to Asia, excluding China and Hong Kong, decreased by 3.78% to $11.82 million in the year ended December 31, 2018, compared to $12.28 million in 2017, primarily due to the decreases of sales orders from one of our customers with business in the Middle East. We do not expect to accept further sales orders from that customer in 2019, due to a low profit margin with long collection time on the customer’s accounts receivable. We had no sales to Europe and Hong Kong in the year ended December 31, 2018, primarily due to the fact that we stopped selling low margin products to customers and ceased our marketing efforts in those regions. We aggressively changed our sales strategy to aim for sales of high margin products and their customers. North America sales increased by 8.77% to $54.13 million in the year ended December 31, 2018, compared to $49.77 million in 2017, primarily as a result of increasing demand for our existing products and introducing 62 new products to our customers. Sales to other countries also increased to $0.29 million in the year ended December 31, 2018, compared to $0.03 million sales in 2017, primarily due to an increase in sales orders from two customers in New Zealand.

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales decreased by 16% to $72.69 million in the year ended December 31, 2018, compared to $86.07 million in the prior year. Cost of sales as a percentage of sales increased to 82% in the year ended December 31, 2018, compared to 81% in the prior year. The decrease of cost of sales in dollar term is primarily due to decreased sales volume. The increase in cost of sales as a percentage of sales resulted primarily from increased cost of higher quality products purchased from third party manufacturers.

Gross Profit

Gross profit decreased by 22% to $15.95 million in the year ended December 31, 2018, compared to $20.42 million in the prior year. Our gross profit margin decreased to 18% in the year ended December 31, 2018, compared to 19% in the prior year. The decrease in gross profit margin was mainly due to the increased cost of high quality products purchased from third-party manufacturers.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development expenses. Operating expenses were $11.00 million in the year ended December 31, 2018, compared to $13.62 million in the prior year. Selling expenses decreased by 4%, or $0.15 million, to $3.98 million in the year ended December 31, 2018, from $4.13 million in the prior year, due primarily to decreased marketing, advertising and show expenses. General and administrative expenses decreased by 26%, or $2.46 million, to $7.02 million in the year ended December 31, 2018, from $9.49 million in prior year, primarily due to a decrease in amortization expense by approximately $1.08 million on our intangible assets (see Note 5 to our consolidated financial statements), a decrease in stock-based compensation to our employees, independent board of directors and consultants by approximately $0.98 million, a decrease in bad debt expense of $0.29 million, and one-time termination cost on the Academic E-commerce platform of approximately $0.80 million in 2017 (see note 6 to our consolidated financial statements), partially offset by an increase in entertainment and travelling expenses of $0.69 million.

Other Expenses, Net

Other expenses, net, was $308,358 in the year ended December 31, 2018, compared with other expenses, net, of $279,446 in the prior year, representing an increase in other expense of $28,912. The increase in other expense was due primarily to the increase in financial expense to $139,173 in the year ended December 31, 2018 from $105,546 in the prior year, which was partially offset by a decrease in interest expense, net, of $4,800 to $169,516 in the year ended December 31, 2018 from $174,316 in the prior year, due to a decrease in interest expense on our line of credit.

Income Tax (Benefit) Expense

Income tax benefit was $659,918 in the year ended December 31, 2018, compared with $2,759,813 of income tax expense in 2017. The income tax expense in 2017 was mainly due to a one-time transition tax expense of $3.27 million, which was recognized in the fourth quarter of 2017 and represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of our share of previously deferred earnings of our non-U.S. subsidiaries in accordance with recent changes in U.S. tax laws and regulations. The income tax benefit for the year ended December 31, 2018 was mainly caused by a reversal of our tax liability reserves due to a statute of limitations expiration in 2018, and an adjustment made to the 2017 one-time transition tax expense, partially offset by accruing income tax on our 2018 income.

Net Income

As a result of the foregoing, our net income was $5.30 million in the year ended December 31, 2018, as compared with $3.76 million for the prior year.

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

We had net working capital of $73,616,713 at December 31, 2018, an increase of $1.38 million from net working capital of $72,236,890 at December 31, 2017. The ratio of current assets to current liabilities was 7.22-to-1 at December 31, 2018. The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2018 and 2017:

	2018	2017
Cash (used in) provided by:
Operating activities	$(6,882,324)	$(1,312,486)
Investing activities	(27,529)	8,223,182
Financing activities	2,077,545	(3,775,723)

Net cash used in operating activities was $6.88 million in the year ended December 31, 2018, an increase of cash outflow of $5.57 million from $1.31 million of cash used in operating activities in 2017. The increase of cash outflow was attributable primarily to (i) an increased cash outflow of $1.25 million from accounts receivable to $13.46 million cash outflow in the year ended December 31, 2018, compared to $12.21 million cash outflow in 2017, such increase being primarily due to providing longer payment terms to our long-term relationship customers; (ii) an increased cash outflow of $7.13 million from advances to suppliers to $2.04 million cash outflow in the year ended December 31, 2018, compared to $5.09 million cash inflow in 2017, such increase in cash outflows being mainly a result of placing more deposits to our suppliers in China in order to ensure adequate and timely product supply in 2019; (iii) an increased cash outflow of $3.35 million from taxes payable, caused by a reduction in taxes payable of $0.77 million in the year ended December 31, 2018, compared to $2.58 million increase in taxes payable in 2017, the reduction of tax payable being mainly a result of a reversal of our tax liability reserves due to a statute of limitations expiration in 2018, and an adjustment made to the 2017 one-time transition tax expense; and (iv) a decreased cash inflow of $0.83 million from net income, before non-cash depreciation and amortization, stock compensation expense and bad debt allowance, to $6.95 million in the year ended December 31, 2018, compared to $7.78 million net income in 2017.

The increase in operating cash outflow was partially offset by (i) the increase in cash inflow for accounts payable of $3.24 million to $2.51 million cash inflow in the year ended December 31, 2018, compared to $0.73 million cash outflow in 2017, such increase being mainly due to a slowdown of payments to suppliers; and (ii) increase in cash inflow for inventories of $3.60 million to $3,448 cash inflow in the year ended December 31, 2018, compared to $3.59 million of cash outflow in 2017, such increase in cash inflows being primarily due to fewer inventory purchases because of a decrease in net sales.

Net cash used in investing activities was $0.03 million in the year ended December 31, 2018, an increase of cash outflow of $8.25 million from $8.22 million inflow in the same period of 2017. In the year ended December 31, 2018, we incurred cash outflow of $27,529 from purchases of property and equipment. In the year ended December 31, 2017, we received net repayment of advances from unrelated parties of $7.00 million and a receipt of $1.25 million from a trademark assignment fee in connection with the divestment of our former Chinese subsidiaries, which were partially offset by a cash outflow of $26,818 from purchase of property and equipment.

Net cash provided by financing activities was $2.08 million in the year ended December 31, 2018, an increase of cash inflow of $5.85 million from cash outflow of $3.78 million in the same period of 2017. In the year ended December 31, 2018, we repaid $65.53 million on bank loans and borrowed $67.58 million from bank loans, while cash received from the exercise of outstanding options for common stock was $31,501.  In the year ended December 31, 2017, we repaid $52.45 million for bank loans, and borrowed $48.67 million from bank loans.

As of December 31, 2018, we had gross accounts receivable of $67,682,056, of which $21,242,870 was not yet past due, $2,221,353 was less than 90 days past due, $3,370,041 was over 90 days but within 180 days past due and $40,847,792 over 180 days past due. We had an allowance for bad debt of $224,795. As of March 29, 2019, $62,753,627 accounts receivable outstanding at December 31, 2018 had been collected.

As of March 29, 2019, $54,006,513, or 100%, of accounts receivable outstanding at December 31, 2017 had been collected.

As of December 31, 2018 and December 31, 2017, we had advances to suppliers of $10,625,021 and $8,580,609, respectively. The nature of these supplier prepayments is that the payment is made for goods before we actually receive them. The balance of advances to suppliers have increased by $2.04 million due in part to the fact that we prepaid product orders to suppliers for customer orders, and we anticipate that the products will be delivered to our customers through the second quarter of 2019. We made prepayment to our suppliers in order to secure our purchasing power over new materials required by our suppliers and priority position of the production lines with our suppliers, especially when we introduced eight new product lines in 2017 and 62 new products in 2018.

Additionally, we hope to establish long-term relationships with our suppliers due, in part, to making such advances. With the tightening of regulations and increased enforcement actions related to environmental issues in recent years in China, where our suppliers are located, many factories have been affected and are operating with limited production hours. These advances can ensure that our products are treated as priorities and lock in raw material prices with our suppliers. Based on our past experience, all products and projects have been delivered as promised by our existing suppliers.

For a brand new product, the normal lead time from new product R&D, prototype, and mass production to delivery of goods from our suppliers to us is approximately six to nine months after we make advance payments to our suppliers. For other products, the typical time is five months after our advance payment. We will consider the need for a reserve when any suppliers fail to fulfill the orders within the time frame as stipulated in the purchase contracts. As of December 31, 2018 and 2017, no reserve on supplier prepayments had been made or recorded by us.

In addition, we have noticed increasing demand for antique home furnishing and within the decorating market for products such as reclaimed wood flooring and one-of-a-kind antique furniture. Due to the nature of the antique furnishing business, funds are required up front in order for suppliers to source and secure these products whenever they are available in the market.

As of March 22, 2019, $2,658,068, or 25%, of our advances to suppliers outstanding at December 31, 2018 had been delivered to us in the form of inventory purchase.

Most of the remaining balance of $7,966,953 advances to suppliers outstanding at December 31, 2018 is expected to be delivered to us in the form of inventory purchase through the second quarter in 2019.

Lines of Credit

On September 28, 2015, Diamond Bar extended its existing line of credit with a bank in California up to a maximum of $6,000,000 with annual interest rate of 3.75% (4% from December 17, 2015) and maturity on June 1, 2017. On January 20, 2016, Diamond Bar increased the line of credit up to a maximum of $8,000,000 with annual interest rate of 4%.  On June 22, 2017, Diamond Bar extended the line of credit to maturity on September 1, 2017. On September 19, 2017, Diamond Bar extended the line of credit to maturity on June 1, 2019. The annual interest rate was 5.50% as of December 31, 2018. The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of December 31, 2018 and 2017, Diamond Bar had $6,248,162 and $4,202,118 outstanding on the line of credit, respectively.  During the years ended December 31, 2018 and 2017, the Company recorded interest expense of $169,675 and $187,097, respectively. As of December 31, 2018, Diamond Bar had $1,751,838 available for borrowing without violating any covenants.

The Diamond Bar loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $20 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.5 to 1.0; (iii) the pre-tax income must be not less than 1% of total revenue quarterly; and (iv) maintain a current ratio in excess of 1.25 to 1.00. As of December 31, 2018, Diamond Bar was in compliance with the stated covenants.

On January 22, 2015, Nova Macao renewed a line of credit, with an annual interest rate of 4.25% and principal of up to $6,500,000, with a commercial bank in Hong Kong to extend the maturity date to January 29, 2016. On February 16, 2016, Nova Macao extended the maturity date of line of credit to January 31, 2017, with an annual interest rate of 4% and principal of up to $6,500,000. The loan requires monthly payment of interest and that the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance and was guaranteed by Nova LifeStyle and Diamond Bar. The Company did not extend the line of credit and paid it off in February 2017. As of December 31, 2018 and 2017, Nova Macao had $0 outstanding on the line of credit.

Shelf Registration; Resale Registration Statement

On July 13, 2017, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000.  The shelf registration statement was declared effective as of October 12, 2017.

Other Long-Term Liabilities

As of December 31, 2018, we recorded long-term taxes payable of $3.4 million, consisting of an income tax payable of $2.1 million, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of our share of previously deferred earnings of our non-U.S. subsidiaries of mandated by the Tax Cuts and Jobs Act of 2017, and a $1.3 million unrecognized tax benefit, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

At this time, we are unable to make a reasonably reliable estimate of the timing of payments or realization of deferred tax liabilities in individual years beyond 12 months due to uncertainties in the timing of the tax impact of the transactions.

We have elected to pay the one-time transition tax over eight years commencing April 2018.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018.  Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to nominees for director of Nova LifeStyle, compliance with Section 16(a) of the Securities Exchange Act of 1934, and the Company’s code of ethics is set forth under the captions “Proposal 1–Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Code of Ethics,” respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 2019. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018.

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
3.3

Certificate of Amendment to Articles of Incorporation filed with the Secretary of the State of Nevada on December 15, 2009, and effective as of September 9, 2009 (Incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)

3.4

Articles of Merger between Stevens Resources, Inc. and Nova LifeStyle, Inc. amending the Articles of Incorporation filed with the Secretary of State of the State of Nevada on June 14, 2011, and effective as of June 27, 2011 (Incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)

3.5

Articles of Exchange of Nova Furniture Limited and Nova LifeStyle, Inc. filed with the Secretary of State of the State of Nevada on June 30, 2011 (Incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)

3.6

First Amendment to the Amended and Restated Bylaws of Nova Lifestyle, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36259) filed on February 28, 2018)

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
10.9

Share Transfer Agreement between Nova Furniture Limited and Kuka Design Limited, dated September 23, 2016 (Incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on April 14, 2017)

10.10

Trademark Assignment Agreement between Nova Furniture Limited and Kuka Design Limited, dated November 10, 2016 (Incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on April 14, 2017)

10.11#

Amendment to Amended and Restated Employment Agreement between Thanh H. Lam and Nova LifeStyle, Inc., dated July 24, 2017 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 27, 2017)

10.12

Employment Agreement by and between Nova Lifestyle Inc. and Thanh H. Lam dated May 8, 2018 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2018)

10.13

Employment Agreement by and between Nova Lifestyle Inc. and Jeffery Chuang dated August 22, 2018 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2018)

10.14

Employment Agreement by and between Nova Lifestyle Inc. and Min Su dated December 13, 2018 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2018)

10.15†	Sales Representative Agreement between Diamond Bar Outdoors, Inc. and Tawny Lam Consulting, Inc.
14.1	Code of Business Conduct and Ethics of Nova Lifestyle, Inc. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 10, 2013)
21.1†	Subsidiaries of the Registrant
23.1†	Consent of Centurion ZD CPA & Co.
24.1†	Power of Attorney (Included on the Signature Page of this Annual Report on Form 10-K)
31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#           Indicates management contract or compensatory plan, contract or arrangement.

†           Filed herewith.

‡           Furnished herewith.

NOVA LIFESTYLE, INC.

Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Nova Lifestyle, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nova Lifestyle, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Centurion ZD CPA & Co.

(successor to Centurion ZD CPA Limited)

We have served as the Company's auditor since 2016.

Hong Kong, China

April 1, 2019

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

	2018	2017

Assets

Current Assets
Cash and cash equivalents	$890,408	$5,722,716
Accounts receivable, net	67,457,261	54,006,513
Advance to suppliers	10,625,021	8,580,609
Inventories	6,371,112	6,374,560
Prepaid expenses and other receivables	105,812	232,935

Total Current Assets	85,449,614	74,917,333

Noncurrent Assets
Plant, property and equipment, net	147,096	157,246
Lease deposit	43,260	43,260
Goodwill	218,606	218,606
Intangible assets, net	3,795,904	4,202,608
Deferred tax asset	436,449	318,961

Total Noncurrent Assets	4,641,315	4,940,681

Total Assets	$90,090,929	$79,858,014

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

DECEMBER 31, 2018 AND 2017

	2018	2017
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$4,145,927	$1,634,554
Line of credit	6,248,162	-
Advance from customers	45,309	19,826
Accrued liabilities and other payables	808,629	847,756
Income tax payable	584,874	178,307

Total Current Liabilities	11,832,901	2,680,443

Noncurrent Liabilities
Line of credit	-	4,202,118
Income tax payable	3,351,652	4,527,849

Total Noncurrent Liabilities	3,351,652	8,729,967

Total Liabilities	15,184,553	11,410,410

Contingencies and Commitments

Stockholders’ Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 28,566,652 and 28,191,927 shares issued and outstanding as of December 31, 2018 and 2017, respectively	28,567	28,192
Additional paid-in capital	39,841,149	38,682,377
Statutory reserves	6,241	6,241
Retained earnings	35,030,419	29,730,794

Total Stockholders’ Equity	74,906,376	68,447,604

Total Liabilities and Stockholders’ Equity	$90,090,929	$79,858,014

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017

Net Sales	$88,645,204	$106,494,132

Cost of Sales	72,693,005	86,072,895

Gross Profit	15,952,199	20,421,237

Operating Expenses
Selling expenses	3,980,826	4,131,772
General and administrative expenses	7,023,308	9,485,595

Total Operating Expenses	11,004,134	13,617,367

Income From Operations	4,948,065	6,803,870

Other Income (Expenses)
Non-operating income, net	596	797
Foreign exchange transaction loss	(265)	(381)
Interest expense, net	(169,516)	(174,316)
Financial expense	(139,173)	(105,546)

Total Other Expenses, Net	(308,358)	(279,446)

Income Before Income Taxes	4,639,707	6,524,424

Income Tax (Benefit) Expense	(659,918)	2,759,813

Net Income and Comprehensive Income	5,299,625	3,764,611

Basic weighted average shares outstanding	28,393,854	27,677,935
Diluted weighted average shares outstanding	28,613,284	27,755,863

Net income per share of common stock
Basic	$0.19	$0.14
Diluted	$0.19	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common stock		Additional Paid	Statutory	Retained	Total Stockholders’
	Shares	Amount	in Capital	Reserve	Earnings	Equity

Balance - January 1, 2017	27,309,695	27,309	36,885,462	6,241	26,346,431	63,265,443

Exercise of options - employees	2,898	3	(3)	-	-	-

Stock issued to employees and service providers	457,500	458	527,017	-	-	527,475

Stock issued to consultants	364,569	365	670,736	-	-	671,101

Stock compensation for board of directors	57,265	57	115,120	-	-	115,177

Stock options vested to board of directors and employees	-	-	484,045	-	-	484,045

Adoption of ASU 2016-09 related to stock based compensation	-	-	-	-	(380,248)	(380,248)

Net income	-	-	-	-	3,764,611	3,764,611

Balance - December 31, 2017	28,191,927	$28,192	$38,682,377	$6,241	$29,730,794	$68,447,604

Exercise of options - employees	32,730	33	31,468	-	-	31,501

Stock issued to employees	37,500	38	73,838	-	-	73,876

Stock issued to consultants	304,495	304	486,295	-	-	486,599

Stock options vested to board of directors and employees	-	-	567,171	-	-	567,171

Net income	-	-	-	-	5,299,625	5,299,625

Balance - December 31, 2018	28,566,652	$28,567	$39,841,149	$6,241	$35,030,419	$74,906,376

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017

Cash Flows From Operating Activities
Net income	$5,299,625	$3,764,611
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	444,383	1,524,863
Deferred tax (benefit) expense	(117,488)	175,550
Stock compensation expense	1,194,759	2,175,973
Changes in bad debt allowance	13,241	305,519
Changes in operating assets and liabilities:
Accounts receivable	(13,463,989)	(12,209,271)
Advance to suppliers	(2,044,412)	5,089,143
Inventories	3,448	(3,593,437)
Other current assets	49,551	16,832
Accounts payable	2,511,373	(734,221)
Advance from customers	25,483	(494,054)
Accrued liabilities and other payables	(28,668)	81,744
Taxes payable	(769,630)	2,584,262

Net Cash Used in Operating Activities	(6,882,324)	(1,312,486)

Cash Flows From Investing Activities
Assignment fee received	-	1,250,000
Purchase of property and equipment	(27,529)	(26,818)
Advances to unrelated parties	-	(8,835,000)
Repayment from unrelated parties	-	15,835,000

Net Cash (Used in) Provided by Investing Activities	(27,529)	8,223,182

Cash Flows From Financing Activities
Proceeds from line of credit and bank loan	67,576,418	48,674,442
Repayment to line of credit and bank loan	(65,530,374)	(52,450,165)
Proceeds from the exercise of options for common stock	31,501	-

Net Cash Provided by (Used in) Financing Activities	2,077,545	(3,775,723)

Net (decrease) increase in cash and cash equivalents	(4,832,308)	3,134,973

Cash and cash equivalents, beginning of year	5,722,716	2,587,743

Cash and cash equivalents, end of year	$890,408	$5,722,716

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Income tax payments	$227,200	$-
Interest expense	$173,128	$185,860

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Nova Macao was organized under the laws of Macao on May 20, 2006, and is a wholly owned subsidiary of Nova Furniture.  Diamond Bar was incorporated in California on June 15, 2000.  Nova Macao is a trading company, importing, marketing and selling products designed and manufactured by third-party manufacturers for the U.S. and international markets. Diamond Bar markets and sells products manufactured by third-party manufacturers under the Diamond Sofa brand to distributors and retailers principally in the U.S. market.  On April 24, 2013, the Company completed the acquisition of Bright Swallow, an established furniture company with a global client base.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the two-step goodwill impairment test for Diamond Bar reporting unit.  Accordingly, as of December 31, 2018 and 2017, the Company concluded there was no impairment of goodwill of Diamond Bar.

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

Balance at January 1, 2018	$218,976
Provision for the year	13,241
Write off	(7,422)
Balance at December 31, 2018	$224,795

During the years ended December 31, 2018 and 2017, bad debts were $13,241 and $305,519, respectively.

The adoption of the new revenue standards did not change the Company’s historical accounting methods for its accounts receivable.

Advances to Suppliers

Advances to suppliers are reported net of allowance when the Company determines that amounts outstanding are not likely to be collected in cash or utilized against purchase of inventories. Based on its historical record and actual practice, the Company always received goods within 5 to 9 months from the date the advance payment is made. As such, no reserve on supplier prepayments had been made or recorded by the Company. Any provisions for allowance for advances to suppliers, if deemed necessary, will be included in general and administrative expenses in the consolidated statements of comprehensive income. During the years ended December 31, 2018 and 2017, no provision was made on advances to suppliers.

Inventories

Inventories are stated at the lower of cost and net realizable value with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. The Company did not record any write-downs of inventory at December 31, 2018 and 2017.

Plant, Property and Equipment

Plant, property and equipment are stated at cost, net of accumulated depreciation and impairment losses, if any. Expenditures for maintenance and repairs are expensed as incurred; while additions, renewals and improvements are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with no salvage value and estimated lives as follows:

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

Based on its review, the Company believes that as of December 31, 2018 and 2017, there was no impairment of its long-lived assets.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense were $237,290 and $373,935 for the years ended December 31, 2018 and 2017, respectively.

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

On December 22, 2017, the Tax Cut and Jobs Act (“Tax Act”) was signed into law. The Tax Act introduced a broad range of tax reform measures that significantly change the federal income tax laws. The provisions of the Tax Act that have significant impact on the Company include the permanent reduction of the corporate income tax rate from 35% to 21% effective for tax years including or commencing on January 1, 2018, one-time transition tax on post-1986 foreign unremitted earnings, provision for Global Intangible Low-Taxed Income ("GILTI"), deduction for Foreign Derived Intangible Income ("FDII"), repeal of corporate alternative minimum tax, limitation of various business deductions, and modification of the maximum deduction of net operating loss with no carryback but indefinite carryforward provision. Many provisions in the Tax Act are generally effective in tax years beginning after December 31, 2017.

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

The Act also created new taxes on certain foreign‐sourced earnings such as global intangible low‐taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the year ended December 31, 2018, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

A reconciliation of the January 1, 2017 through December 31, 2018, amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

	Gross UTB
	2018	2017

Beginning Balance – January 1	$1,428,561	1,642,381
Decrease in unrecorded tax benefits taken	(706,507)	(213,820)
Ending Balance – December 31	$722,054	1,428,561

At December 31, 2018 and 2017, the Company had cumulatively accrued approximately $619,000 and $599,000 for estimated interest and penalties related to unrecognized tax benefits, respectively. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense, which totaled approximately $19,000 and $38,000, for the years ended December 31, 2018, and 2017, respectively The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

Nova Lifestyle and Diamond Bar are subject to U.S. federal and state income taxes and tax years 2015-2018 remain open to examination by tax authorities in the U.S.

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

The Company’s sales policy allows for the return of product within the warranty period if the product is defective and the defects are the Company’s fault.  As alternatives for the product return option, the customers have options of asking a discount from the Company for the products with quality issues or receiving replacement parts from the Company at no cost. The amount for return of products, the discount provided to the Company’s customers and the costs for replacement parts were immaterial for the years ended December 31, 2018 and 2017.

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers. Write-downs of inventory to the lower of cost or net realizable value is also recorded in the cost of sales.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the years ended December 31, 2018 and 2017, shipping and handling (income) costs were $(6,399) and $3,319, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense was $1,076,570 and $1,321,606 for the years ended December 31, 2018 and 2017, respectively.

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

The following table presents a reconciliation of basic and diluted earnings per share for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017

Net Income	$5,299,625	$3,764,611

Weighted average shares outstanding – basic*	28,393,854	27,677,935
Dilutive stock options and unvested restricted stock	219,430	77,928
Weighted average shares outstanding – diluted	28,613,284	27,755,863

Net income per share of common stock
Basic	$0.19	$0.14
Diluted	$0.19	$0.14

* Including 814,034 and 777,518 shares that were granted and vested but not yet issued for the years ended December 31, 2018 and 2017, respectively.

For the years ended December 31, 2018 and 2017, 858,334 shares purchasable under warrants were excluded from EPS calculation, respectively, as their effects were anti-dilutive.  For the year ended December 31, 2018, 130,000 unvested restricted stock were anti-dilutive and were excluded from EPS calculation.

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

Three customers accounted for 38% (13%, 13% and 12% each) of the Company’s sales for the year ended December 31, 2018 and three customers accounted for 50% (24%, 14% and 12% each) of the Company’s sales for the year ended December 31, 2017. Gross accounts receivable from these customers were $55,683,031 and $42,882,694 as of December 31, 2018 and 2017, respectively.

The Company purchased its products from three and four major vendors during the year ended December 31, 2018 and 2017, accounting for a total of 82% (37%, 34% and 11% each) and 64% (24%, 17%, 13% and 10% for each) of the Company’s purchases, respectively. Advances made to these vendors were $7,722,158 and $8,236,941 as of December 31, 2018 and 2017, respectively. Accounts payable to these vendors were $nil and $345,114 as of December 31, 2018 and 2017, respectively.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The amendments are an improvement to U.S. GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has adopted the guidance retrospectively to each period presented. The adoption does not have any material effect on the presentation of its consolidated statements of cash flows.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. The Company has adopted the guidance retrospectively to each period presented. The adoption does not have any material effect on the presentation of its consolidated statements of cash flows.

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

In June 2018, the FASB issued ASU 2018-07, "Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of ASC 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The new guidance is effective for SEC filers for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early adoption is permitted. The Company is evaluating the effects of the adoption of this guidance and currently believes that it will impact the accounting of the share-based awards granted to non-employees.

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. We will adopt this new rule beginning with its financial reporting for the quarter ending March 31, 2019. Upon adoption, the Company will include its Consolidated Statements of Stockholders’ Equity with each quarterly filing on Form 10-Q.

Note 3 - Inventories

The inventories as of December 31, 2018 and 2017 totaled $ 6,371,112 and $6,374,560, respectively, and were all finished goods.

Note 4 - Plant, Property and Equipment, Net

As of December 31, 2018 and 2017, plant, property and equipment consisted of the following:

	2018	2017

Computer and office equipment	$320,239	$292,710
Decoration and renovation	118,858	118,858
Less: accumulated depreciation	(292,001)	(254,322)
	$147,096	$157,246

Depreciation expense was $37,679 and $40,848 for the years ended December 31, 2018 and 2017, respectively.

Note 5 - Intangible Assets, net

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

Intangible assets consisted of the following as of December 31, 2018 and 2017:

	2018	2017

eCommerce platform	$-	$1,208,200
Customer relationship	6,150,559	6,150,559
Trademarks	200,000	200,000
Less: accumulated amortization	(2,554,655)	(3,356,151)
	$3,795,904	$4,202,608

Amortization of intangible assets was $406,704 and $1,484,015 for the years ended December 31, 2018 and 2017, respectively.

Estimated amortization expense relating to the existing intangible assets with finite lives for each of the next five years is as follows:

12 months ending December 31,
2019	$406,704
2020	406,704
2021	406,704
2022	406,704
2023	406,704

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

After December 31, 2016, the Company further prepaid $6,835,000 to the unrelated party. However, having considered the recent market situation and the status of the establishment and promotion of the Platform, the Company did not wish to continue to finance the promotion of the Platform. On March 20, 2017, the Company and the unrelated party terminated the MOU and released both parties from all the obligations and liabilities under the MOU. The Company agreed to bear the costs of $800,000 incurred by the unrelated party on the Platform, which were charged as expenses in the first quarter of fiscal year 2017. In fiscal 2017, the Company collected a total of approximately $13 million, which was prepaid previously, and as of December 31, 2017 and 2018, no further balance was owed by the unrelated party.

(b)       Prepaid Expenses and Other Receivables consisted of the following at December 31, 2018 and 2017:

	2018	2017

Prepaid expenses	$96,197	$198,485
Other receivables	9,615	34,450
Total	$105,812	$232,935

On March 23, 2017, the Company made a short-term advance of $2,000,000 to an unrelated party. The advance is unsecured and bears interest of 5% per annum. The unrelated party agreed to pay the whole amount of $2,000,000 back to the Company by May 31, 2017. After March 31, 2017, the Company collected full payment of the principal from the unrelated party.

Note 7 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of December 31, 2018 and 2017:

	2018	2017

Other payables	$49,441	$31,463
Salary payable	46,081	30,410
Financed insurance premiums	39,202	74,265
Accrued rents	2,951	55,303
Accrued commission	623,372	605,668
Accrued expenses, others	47,582	50,647
Total	$808,629	$847,756

As of December 31, 2018 and 2017, other accrued expenses mainly included legal and professional fees, transportation expenses and utilities. Other payables represented other tax payable and meal expenses.

Note 8 - Lines of Credit

On September 28, 2015, Diamond Bar extended the line of credit up to a maximum of $6,000,000 with annual interest rate of 3.75% (4% from December 17, 2015) and maturity on June 1, 2017. On January 20, 2016, Diamond Bar increased the line of credit up to a maximum of $8,000,000 with annual interest rate of 4%.  On June 22, 2017, Diamond Bar extended the line of credit to maturity on September 1, 2017. On September 19, 2017, Diamond Bar extended the line of credit to maturity on June 1, 2019. The annual interest rate was 5.50% as of December 31, 2018. The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of December 31, 2018 and 2017, Diamond Bar had $6,248,162 and $4,202,118 outstanding on the line of credit, respectively.  During the years ended December 31, 2018 and 2017, the Company recorded interest expense of $169,675 and $187,097, respectively. As of December 31, 2018, Diamond Bar had $1,751,838 available for borrowing without violating any covenants.

The Diamond Bar loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $20 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.5 to 1.0; (iii) the pre-tax income must be not less than 1% of total revenue quarterly; and (iv) maintain a current ratio in excess of 1.25 to 1.00. As of December 31, 2018, Diamond Bar was in compliance with the stated covenants.

On January 22, 2015, Nova Macao renewed a line of credit, with an annual interest rate of 4.25% and principal of up to $6,500,000, with a commercial bank in Hong Kong to extend the maturity date to January 29, 2016. On February 16, 2016, Nova Macao extended the maturity date of line of credit to January 31, 2017, with an annual interest rate of 4% and principal of up to $6,500,000. The loan requires monthly payment of interest and that the interest rate will be adjusted annually. The loan was secured by assignment of Sinosure (China Export and Credit Insurance Company) credit insurance and was guaranteed by Nova LifeStyle and Diamond Bar. The Company did not extend the line of credit and paid it off in February 2017. As of December 31, 2018 and 2017, Nova Macao had no outstanding balance on the line of credit.

Note 9 - Income Taxes

Taxes payable consisted of the following at December 31, 2018 and 2017:

	2018	2017
Tax receivable	$-	-
Income tax payable - current	$584,874	$178,307
Income tax payable – noncurrent	$3,351,652	$4,527,849

As of December 31, 2018 and 2017, noncurrent tax payable were $3.35 million and $4.53 million, respectively, consisting primarily of an income tax payable of $2.01 million and $2.50 million, respectively, arising from a one-time transition tax recognized in the fourth quarter of 2017 on post-1986 foreign unremitted earnings (see below), and unrecognized tax benefit of $1.34 million and $2.03 million, respectively, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities  (see Note 2).

The (benefit) provision for income taxes on income consisted of the following:

	2018	2017
Current:
Federal	$(655,972)	$2,458,876
State	2,400	2,400
PRC	111,142	122,987
	(542,430)	2,584,263

Deferred:
Federal	(41,138)	271,799
State	(76,350)	(96,249)
Total (benefit) provision for income taxes	$(659,918)	$2,759,813

The following is a reconciliation of the difference between the actual (benefit) provision for income taxes and the (benefit) provision computed by applying the federal statutory rate on income before income taxes:

	2018	2017
Tax at federal statutory rate	$974,405	$2,218,304
Foreign income taxed at different rates	4,209	(736,396)
ASC 740-10 uncertain tax position	(687,055)	(135,293)
Tax exemption	(1,174,860)	(2,045,545)
Global Intangible Low-Taxed Income	542,258	-
Stock based compensation	(270,754)	471,323
Tax Cut and Jobs Act	30,055	3,365,221
Others	(78,176)	(377,801)
Total (benefit) provision for income taxes	$(659,918)	$2,759,813

The following presents the aggregate dollar effects of the Company’s tax exemption:

	2018	2017
Aggregate dollar effect of tax holiday	$1,174,860	$2,045,545

Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	2018	2017
Non-Current Deferred Tax Assets:
Accrued liabilities	$108,250	$106,277
Fed & CA amortization	26,481	29,844
Stock compensation	129,691	128,753
U.S. NOL	196,430	129,679

Non-Current Deferred Tax Liabilities:
Prepaid expenses	(3,988)	(50,566)
Fed & CA depreciation	(20,415)	(25,026)

Net Non-Current Deferred Tax Assets before Valuation Allowance	436,449	318,961
Less: Valuation Allowance	-	-
Non-Current Deferred Tax Assets, Net:	436,449	318,961
Total Deferred Assets, Net:	$436,449	$318,961

Nova LifeStyle, Inc. and Diamond Bar are subject to U.S. federal and state income taxes. Nova Furniture BVI was incorporated in the BVI. There is no income tax for a company domiciled in the BVI. Accordingly, the Company’s consolidated financial statements do not present any income tax provision related to the BVI tax jurisdiction where Nova Furniture BVI is domiciled. On April 24, 2013, the Company acquired all outstanding shares of Bright Swallow, which is incorporated in BVI. Generally, there is no income tax for a company domiciled in the BVI.

For U.S. Federal income tax purpose, the Company has no net operating loss, or NOL carryforwards at December 31, 2018 and 2017.

For U.S. California income tax purpose, the Company has net operating loss, or NOL carryforwards, of approximately $2.81 million and $1.86 million, at December 31, 2018 and 2017, respectively.

On December 22, 2017, the Tax Cut and Jobs Act (“Tax Act”) was signed into law. The Tax Act introduced a broad range of tax reform measures that significantly change the federal income tax laws. The provisions of the Tax Act that may have significant impact on the Company include the permanent reduction of the corporate income tax rate from 35% to 21% effective for tax years including or commencing on January 1, 2018, one-time transition tax on post-1986 foreign unremitted earnings, provision for Global Intangible Low-Taxed Income (“GILTI”), deduction for Foreign Derived Intangible Income (“FDII”), repeal of corporate alternative minimum tax, limitation of various business deductions, and modification of the maximum deduction of net operating loss with no carryback but indefinite carryforward provision. Many provisions in the Tax Act are generally effective in tax years beginning after December 31, 2017.

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

At December 31, 2017, the Company reflected the provisional income tax effects of the Tax Act under Accounting Standards Codification Topic 740, Income Taxes. The Company has recorded a provisional tax expense in the Statement of Comprehensive Income of approximately $3.37 million, comprised of approximately $3.27 million tax expense from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings and $0.09 million of tax expense from remeasurement of U.S. deferred taxes using the relevant tax rate at which the Company expects them to reverse in the future. The Company has elected to pay the one-time transition tax over eight years commencing April 2018, in lieu of paying in a single lump sum.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in our consolidated financial statements as of December 31, 2017. As the Company collected and prepared necessary data, and interpreted the additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company made adjustments, over the course of the year, to the provisional amounts including refinements to deferred taxes. The accounting for the tax effects of the Tax Act has been completed in the fourth quarter of 2018, and an adjustment of $324,000 to the provisional tax expense was required.

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

Note 10 - Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president who is currently also our Chief Executive Officer and Chairman of the Board. The lease is to be renewed and has been renewed each year since 2011. On March 16, 2018, the Company renewed the lease for an additional one year term. The lease was for the amount of $34,561, with a term of one year and only for use during two furniture exhibitions to be held between April 1, 2018 and March 31, 2019. During the years ended December 31, 2018 and 2017, the Company paid rental amounts of $34,561 and $32,916 that are included in selling expenses, respectively.

On January 4, 2018, the Company entered into a sales representative agreement with a consulting firm, which is owned by our Chief Executive Officer and Chairman of the Board, for sales representative service for a term of two years. The Company agreed to compensate the sales representative commission at predetermined rates of the relevant sales amount. During the year ended December 31, 2018, the Company recorded $159,360 as commission expense to this sales representative.

Note 11 - Stockholders’ Equity

Share repurchase program

On December 12, 2017, the Company issued a press release announcing that the Board of Directors of the Company had approved a 10b-18 share repurchase program to repurchase up to $5 million of its outstanding common stock. Under the repurchase program, shares of the Company’s common stock may be repurchased from time to time over the next 12 months. The program expired on December 8, 2018 and no shares have been repurchased under the program.

Warrants

Following is a summary of the warrant activity for the years ended December 31, 2018:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2018	858,334	$2.71	2.92
Exercisable at January 1, 2018	858,334	2.71	2.92
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at December 31, 2018	858,334	$2.71	1.92
Exercisable at December 31, 2018	858,334	$2.71	1.92

Shares Issued to Consultants

On December 1, 2014, the Company entered into a consulting agreement with a consulting firm for management consulting services effective on December 1, 2014. The Company agreed to issue 60,000 shares of the Company’s common stock to the firm for three years of consulting services. The shares were issued according to the following vesting schedule set forth as follows: The initial 10,000 shares were required to be issued within 30 days upon signing of the agreement; for the remaining 50,000 shares, the Company issued to the consultant 10,000 shares of common stock on or before each of June 1, 2015, December 1, 2015, June 1, 2016, December 1, 2016 and June 1, 2017. The Company or the consultant may terminate the agreement at any time by 90 days’ written notice to the other party. The fair value of the 60,000 shares was $224,400, which was calculated based on the stock price of $3.74 per share on December 1, 2014 and was amortized over the service term. During the years ended December 31, 2018 and 2017, the Company amortized $0 and $68,567 as consulting expenses, respectively.

On February 1, 2016, the Company entered into a marketing agreement with a consultant for marketing development strategies and consulting services for 15 months. The Company agreed to grant the consultant 10,000 unregistered restricted shares of the Company’s common stock per month, for a total commitment of 150,000 shares of common stock. The fair value of the 150,000 shares was $204,000, which was calculated based on the stock price of $1.36 per share on February 1, 2016, the date the agreement was executed, and was amortized over the service term. During the years ended December 31, 2018 and 2017, the Company amortized $0 and $54,400 as consulting expenses, respectively.

On February 1, 2016, the Company entered into an agreement with a consultant for E-Commerce consulting service with a term of 24 months. The Company agreed to grant the consultant 10,000 shares of the Company’s common stock per month, for a total commitment of 240,000 shares. Twelve and half percent (12.5%) of those shares vested on April 30, 2016, 12.5% on July 30, 2016, 12.5% on October 31, 2016, 12.5% on January 31, 2017, 12.5% on April 30, 2017, 12.5% on July 30, 2017, 12.5% on October 31, 2017, and the remaining 12.5% on January 31, 2018. The fair value of the 240,000 shares was $326,400, which was calculated based on the stock price of $1.36 per share on February 1, 2016, the date the agreement was executed, and was amortized over the service term. During the years ended December 31, 2018 and 2017, the Company amortized $13,600 and $163,200 as consulting expenses, respectively.

On November 15, 2016, the Company entered into a consulting and strategy service agreement with a consultant for marketing and general consulting services effective on November 14, 2016. The Company agreed to grant 100,000 shares of the Company’s common stock to the consultant for 12 months of services starting on November 14, 2016. The shares were issued pursuant to Nova LifeStyle, Inc. 2014 Omnibus Long-Term Incentive Plan (the “Plan”) approved by the Board of Directors (“Board”) of the Company on May 13, 2014 and ratified at the annual shareholder meeting on June 30, 2014. The Plan was registered under Form S-8 on July 30, 2014. Twenty-five percent (25%) of those shares vested on December 15, 2016, 25% on February 15, 2017, 25% on May 15, 2017, and the remaining 25% vested on August 15, 2017. The fair value of the 100,000 shares was $294,000, which was calculated based on the stock price of $2.94 per share on November 15, 2016 and was amortized over the service term. During the years ended December 31, 2018 and 2017, the Company amortized $0 and $256,142 as consulting expenses, respectively.

On November 15, 2016, the Company entered into a consulting agreement with a consultant for business development and financial advisory service for a term of 12 months. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock. The shares were issued pursuant to the Plan. The fair value of the 100,000 shares was $294,000, which was calculated based on the stock price of $2.94 per share on November 15, 2016 and will amortized over the service term. During the years ended December 31, 2018 and 2017, the Company amortized $0 and $257,250 as consulting expense, respectively.

On November 15, 2016, the Company entered into a consulting agreement with a consultant for business advisory service for a term of 12 months. The Company agreed to compensate the consultant a one-time amount of $20,000 worth of shares of the Company’s common stock based on the price per share on November 15, 2016. The Company also granted the consultant $15,000 worth of shares of the Company’s common stock per month starting from December 1, 2016 for 12 months. The shares were issued pursuant to the Plan. During the years ended December 31, 2018 and 2017, the Company recorded $0 and $182,500 as consulting expense, respectively.

On June 30, 2017, the Company entered into a consulting agreement with a consultant for business advisory service for a term of 12 months. The Company agreed to compensate the consultant a one-time amount of $10,000 worth of shares of the Company’s common stock based on the price per share on June 30, 2017. The Company also granted the consultant $10,000 worth of shares of the Company’s common stock per month starting from July 1, 2017 for a period of 12 months. The shares were issued pursuant to the Plan. On June 12, 2018, the Company renewed the agreement with the consultant for an additional year and agreed to compensate the consultant $10,000 worth of shares of the Company’s common stock per month starting from July 1, 2018 for a period of 12 months. The shares will be issued pursuant to the Plan. On January 31, 2019, the Company terminated the agreement. During the years ended December 31, 2018 and 2017, the Company recorded $125,000 and $65,000 as consulting expense, respectively.

On November 16, 2017, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2017 for one year. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock. Twenty-five percent (25%) of those shares vested on February 15, 2018 and 25% on May 15, 2018, and 25% will vest on August 15, 2018 and the remaining 25% will vest on November 15, 2018. The fair value of 100,000 shares was $173,000, which was calculated based on the stock price of $1.73 per share on November 16, 2017 and will be amortized over the service term. The shares would be issued pursuant to the Plan. During the years ended December 31, 2018 and 2017, the Company amortized $151,197 and $21,803 as consulting expense, respectively.

On December 10, 2017, the Company entered into a consulting agreement with a consultant for business advisory services effective as of January 1, 2018 and ending on December 31, 2018. The Company agreed to compensate the consultant a one-time amount of $15,000 worth of shares of the Company’s common stock based on the price per share on December 15, 2017. The Company also granted the consultant $15,000 worth of shares of the Company’s common stock per month starting from January 1, 2018 for 12 months. The shares would be issued pursuant to the Plan. During the years ended December 31, 2018 and 2017, the Company amortized $195,000 and $3,750 as consulting expense, respectively.

On November 16, 2018, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2018 for one year. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock. Twenty-five percent (25%) of those shares vested on February 15, 2019 and 25% on May 15, 2019, and 25% will vest on August 15, 2019 and the remaining 25% will vest on November 15, 2019. The fair value of 100,000 shares was $90,000 which was calculated based on the stock price of $0.90 per share on November 16, 2018 and will be amortized over the service term. The shares would be issued pursuant to the Plan. During the year ended December 31, 2018, the Company amortized $11,343 as consulting expense.

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

Shares and Options Issued to Independent Directors

On August 9, 2016, the Board approved a restricted stock award agreement under the 2014 Omnibus Long-Term Incentive Plan with four independent directors. The Company agreed to grant $40,000 worth of stocks to each of its four independent directors. The restricted period lapses as to 25% of the restricted stock granted vested on September 30, 2016 based on the closing price of common stock on Nasdaq as of August 9, 2016, 25% of the restricted stock granted vested on December 31, 2016 based on the closing price of common stock on Nasdaq as of September 30, 2016, 25% of the restricted stock granted vested on March 31, 2017 based on the closing price of common stock on Nasdaq as of December 31, 2016, and 25% of the restricted stock granted vested on June 30, 2017 based on the closing price of common stock on Nasdaq as of March 31, 2017. During the year ended December 31, 2017, the Company amortized $96,438 as directors’ stock compensation expenses.

On April 10, 2017, the Company entered into restricted stock award agreements under 2014 Omnibus Long-Term Incentive Plan with a new independent director of the Board. The Company agreed to grant $20,000 worth of stock to the independent director with a grant date on April 10, 2017. The restricted period lapses as of 50% of the restricted stock granted vested on April 10, 2017 based on the closing price of common stock on Nasdaq as of April 10, 2017, and 50% of the restricted stock granted vested on June 30, 2017 based on the closing price of common stock on Nasdaq as of June 30, 2017. During the years ended December 31, 2018 and 2017, the Company amortized $1,261 and $18,740 as directors’ stock compensation expenses, respectively.

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

The fair value of the stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”). The BSOPM has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk-free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The fair value of the option granted to of the independent directors is recognized as director fee over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions, estimated life of five years, volatility of 84%, risk free interest rate of 1.87%, and dividend yield of 0%. The fair value of 300,000 stock options was $324,907 at the grant date. During the years ended December 31, 2018 and 2017, the Company recorded $162,453 and $162,454 as directors’ stock compensation expenses, respectively.

On November 7, 2018 (the “Grant Date”), the Company entered into stock option agreements under the 2014 Omnibus Long-Term Incentive Plan with the three independent members of the board of directors. The Company agreed to grant the Company’s three independent directors options to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $1.18 per shares, with a term of 5 years. Twenty-five percent (25%) of those stock options vested on November 30, 2018, 25% on will vest on February 28, 2019, 25% on May 31, 2019, and the remaining 25% will vest on August 31, 2019. The fair value of the stock options granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”) as described above. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 84%, risk free interest rate of 3.07%, and dividend yield of 0%. The fair value of 300,000 stock options was $240,105 at the grant date. During the year ended December 31, 2018, the Company recorded $60,026 as directors’ stock compensation expenses.

Shares Issued to Employees and Service Providers

On May 18, 2016, the Company entered into agreements with three designers for product design services for a term of 24 months. The Company agreed to grant each designer 240,000 shares of the Company’s common stock. Twenty five percent (25%) of those shares vested on May 31, 2016, 25% on December 18, 2016, 25% on June 18, 2017 and the remaining 25% on December 18, 2017. The fair value of these shares was $388,800, which was calculated based on the stock price of $0.54 per share on May 18, 2016, the date the agreement was executed, and was amortized over the service term. During the years ended December 31, 2018 and 2017, the Company amortized $72,967 and $194,400 as stock compensation expenses, respectively.

On November 14, 2016, the Company entered into an employment agreement with an executive for one year. The Company agreed to grant an award of 30,000 restricted Stock Units to the executive pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $92,100, which was calculated based on the stock price of $3.07 per share on November 11, 2016, the date the awards were determined by the Compensation Committee of the Board. Twenty-five percent (25%) of those shares vested on December 30, 2016, 25% on March 31, 2017, 25% on June 30, 2017 and the remaining 25% vested on September 30, 2017. During the year ended December 31, 2017, the Company amortized $79,988 as stock compensation.

On November 15, 2016, the Company entered into an agreement with a designer for furniture design services effective on November 15, 2016 for one year. The Company agreed to grant the designer 100,000 shares of the Company’s common stock. The fair value of the 100,000 shares was $294,000, which was calculated based on the stock price of $2.94 per share on November 15, 2016 and was amortized over the service term. Twenty-five percent (25%) of those shares vested on February 15, 2017, 25% on May 15, 2017, 25% vested on August 15, 2017 and the remaining 25% vested on November 15, 2017. During the years ended December 31, 2018 and 2017, the Company amortized $0 and $257,250 as stock compensation, respectively.

On February 27, 2018, the Company renewed an employment agreement with the Company’s Corporate Secretary and director for a term of one year. The Company agreed to grant an award of 30,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $68,100, which was calculated based on the stock price of $2.27 per share on February 27, 2018, the date the awards were determined by the Compensation Committee of the Board. Twenty-five percent (25%) of those shares vested on February 27, 2018, 25% on March 31, 2018, 25% on June 30, 2018 and the remaining 25% vested on September 30, 2018. During the year ended December 31, 2018, the Company amortized $57,279 as stock compensation.

On December 13, 2018, the Company extended an employment agreement with the Company’s Corporate Secretary and director for a term of one year. The Company agreed to grant an award of 30,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $23,100, which was calculated based on the stock price of $0.77 per share on December 13, 2018, the date the awards were determined by the Compensation Committee of the Board. Twenty-five percent (25%) of those shares vested on December 13, 2018, 25% on March 31, 2019, 25% on June 30, 2019 and the remaining 25% vested on September 30, 2019. During the year ended December 31, 2018, the Company amortized $1,202 as stock compensation.

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

The fair value of the stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”) as described in options to independent directors above. The fair value of the option granted to employees is recognized as compensation expense over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions, estimated life of ten years, volatility of 84%, risk free interest rate of 1.70%, and dividend yield of 0%. The fair value of 780,000 stock options was $643,182 at the grant date. During the years ended December 31, 2018 and 2017, the Company recorded $321,591 and $321,591 as stock compensation, respectively.

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

The fair value of the option granted to CFO in 2018 is recognized as compensation expense over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions, estimated life of ten years, volatility of 84%, risk free interest rate of 2.72%, and dividend yield of 0%. The fair value of 35,000 stock options was $43,680 at the grant date. During the year ended December 31, 2018, the Company recorded $21,840 as stock compensation.

As of December 31, 2018, unrecognized share-based compensation expense related to options was $111,377.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value(1)		Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2018	1,072,500	1.37	$		4.67
Exercisable at January 1, 2018	532,500	1.37	$		4.67

Granted	335,000	1.25			5.00
Exercised	(40,000)	1.26
Forfeited	-	-			-
Outstanding at December 31, 2018	1,367,500	$1.34		$-	$3.96
Exercisable at December 31, 2018	1,125,000	$1.37		$-	$3.75

(1)

The intrinsic value of the stock options at December 31, 2018 is the amount by which the market value of the Company’s common stock of $0.46 as of December 31, 2018 exceeds the exercise price of the option.

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

Surplus Reserve Fund

At December 31, 2018 and 2017, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital.

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

Note 12 - Geographical Sales

Geographical distribution of sales consisted of the following for the years ended December 31, 2018 and 2017:

	2018	2017

Geographical Areas
North America	$54,126,312	$49,765,102
Europe	-	3,456,045
China	11,331,108	14,598,858
Australia	11,075,268	25,895,686
Asia*	11,817,196	12,281,116
Hong Kong	2,922	471,279
Other countries	292,398	26,046
	$88,645,204	$106,494,132

 * excluding China and Hong Kong

Note 13 - Commitments and Contingencies

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

On January 7, 2014, the Company entered into a sublease agreement with Diamond Bar for warehouse space with a five-year term commencing on November 1, 2013 and expiring on October 31, 2018. The Company subleased a portion of its warehouse space to one of its customers with a one-year term commencing on December 1, 2013 and expiring on November 30, 2014, which has been renewed every year with the current term expiring on October 31, 2018.  The sublease was not renewed. The sublease income of $6,000 per month was recorded against the rental expense. During the years ended December 31, 2018 and 2017, the Company recorded $47,330 and $67,500 sublease income, respectively.

On September 19, 2013, Bright Swallow entered into a lease agreement for office space in Hong Kong with a two year term, commencing on October 1, 2013 and expiring on September 30, 2015.  On September 15, 2015, Bright Swallow renewed the lease for another two year term, commencing on October 1, 2015 and expiring on September 30, 2017. On September 13, 2017, Bright Swallow renewed the lease for another two year term, commencing on October 1, 2017 and expiring on September 30, 2019. The monthly rental payment is 20,000 Hong Kong Dollars ($2,552).

The Company has entered into several lease agreements for office and warehouse space in Commerce, California and showroom space in Las Vegas, Nevada and High Point, North Carolina on monthly or annual terms. Total rental expense for the years ended December 31, 2018 and 2017 was $885,819 and $805,404, respectively. The rental expense is recorded on a straight-line basis over the term of the lease.

The total minimum future lease payments are as follows:

12 Months Ending December 31,	Amount
2019	$833,684
2020	604,811
2021	516,547
2022	-
2023	-
Thereafter	-
Total	$1,955,042

Legal Proceedings

On December 28, 2018, a Federal class action complaint was filed by George Barney against the Company and its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) in the United States District Court for the Central District of California, claiming the Company violated federal securities laws and pursuing remedies under Sections 10(b) and 20(a) of the Security Exchange Act of 1934 and Rule 10b-5 (the “Complaint”). The Complaint seeks to recover compensatory damages caused by the Company’s alleged violations of federal security laws during the period from December 3, 2015 through December 20, 2018. In reliance solely on a self-styled research report regarding the Company (the “Andri Report”) published by Seeking Alpha on December 21, 2018, the Complaint states that the Company made false and/or misleading statements and/or failed to disclose that: (1) the Company overstated its purported strategic alliance with a customer in China to operate as lead designer and manufacturer for all furnishings in such customer’s planned $460 million senior care center in China; (2) the Company inflated its reported sales in 2016 and 2017 with the Company’s two major customers; and (3) as a result, the Company’s public statements were materially false and misleading at all relevant times.  The Audit Committee has acted promptly to address the concerns raised in the purported research report,  has engaged independent counsel, expert in addressing such matters, to advise it, and has engaged the Company’s auditor to perform special procedures to confirm the reported sales.  Those procedures include but are not limited to the examination and testing of relevant documentation relating to the sales made by the Company to the customers identified in the purported research report for the periods 2015-2018, and 100% sampling of all transactions between the Company and the subject customers.  The Audit Committee has finished its two month long internal review process and the Company’s independent auditor has reported to the Audit Committee that, regarding the four subject customers mentioned in the Andri Report the special procedures resulted in no evidence of fictitious sales or of fictitious customers. Please see the details in the Form 8-K filed by the Company with SEC on March 29, 2019.

The Company will vigorously defend against this lawsuit.

On March 8, 2019, in the United States District Court for the Central District of California, shareholder Jie Yuan filed a derivative lawsuit purportedly on behalf of the Company against its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) and directors (Charlie Huy La, Bin Liu, Steven Qiang Liu, Umesh Patel, and Min Su) (collectively, the “Defendants”) seeking to recover any losses the Company sustains as a result of alleged securities violations outlined in the Andri Report and Barney securities class action complaint. Specifically, the derivative lawsuit alleges that the Defendants caused the Company to make the alleged false and/or misleading statements giving rise to the putative securities class action.  The Plaintiff also alleges that President and CEO Lam engaged in self-dealing by leasing her property to Diamond Bar, a Company subsidiary, and asserts, in conclusory fashion, that Lam, former CEO and director Ya Ming Wong, former CFO and director Yuen Chi Ho, and director Umesh Patel sold securities during the period of time when the alleged false and/or misleading statements were made “with knowledge of material non-public information . . . .” While the lawsuit is purportedly asserted on behalf of the Company, it is possible that the Company may incur attorneys’ fees in this matter.

It is also noted, as set forth previously, the Company believes there is no basis to the claims asserted in the putative securities class action.

Other than the above, the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

Note 14 - Subsequent Events

The Company has evaluated all events that have occurred subsequent to December 31, 2018 through the date that the consolidated financial statements were issued and apart from those disclosed in Note 14, no subsequent event has been identified.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA LIFESTYLE, INC.
(Registrant)

Date: April 1, 2019	By:	/s/ Thanh H. Lam
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

Signature	Title	Date
/s/ Thanh H. Lam	Chief Executive Officer, President, Director and Chairperson	April 1, 2019
Thanh H. Lam	(Principal Executive Officer)
/s/ Jeffery Chuang	Chief Financial Officer	April 1, 2019
Jeffery Chuang	(Principal Financial and Accounting Officer)

/s/ Min Su	Director	April 1, 2019
Min Su

/s/ Bin Liu	Director	April 1, 2019
Bin Liu

/s/ Umesh Patel	Director	April 1, 2019
Umesh Patel

/s/ Huy P. La	Director	April 1, 2019
Huy P. La