Form 10-Q
period 2019-03-31
Nova Lifestyle, Inc.
filed 2019-05-13
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 011-36259

NOVA LIFESTYLE, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6565 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐   NO  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NVFY	Nasdaq Stock Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,796,485 shares of common stock outstanding as of May 8, 2019.

Nova LifeStyle, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018

	March 31, 2019	December 31, 2018

Assets

Current Assets
Cash and cash equivalents	$49,898,054	$890,408
Accounts receivable, net	12,748,016	67,457,261
Advance to suppliers	5,862,091	10,625,021
Inventories	6,464,030	6,371,112
Prepaid expenses and other receivables	80,874	105,812

Total Current Assets	75,053,065	85,449,614

Noncurrent Assets
Plant, property and equipment, net	162,639	147,096
Operating lease right-of-use assets, net	3,025,279	-
Lease deposit	43,260	43,260
Goodwill	218,606	218,606
Intangible assets, net	3,694,228	3,795,904
Deferred tax asset	436,449	436,449

Total Noncurrent Assets	7,580,461	4,641,315

Total Assets	$82,633,526	$90,090,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)

MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018

	March 31, 2019	December 31, 2018

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$528,834	$4,145,927
Line of credit	-	6,248,162
Operating lease liabilities, current	450,437	-
Advance from customers	54,485	45,309
Accrued liabilities and other payables	269,414	808,629
Income tax payable	455,435	584,874

Total Current Liabilities	1,758,605	11,832,901

Noncurrent Liabilities
Operating lease liabilities, non-current	2,574,842	-
Income tax payable	3,376,094	3,351,652

Total Noncurrent Liabilities	5,950,936	3,351,652

Total Liabilities	7,709,541	15,184,553

Contingencies and Commitments

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 28,686,452 and 28,566,652 shares issued and outstanding; as of March 31, 2019 and December 31, 2018, respectively	28,686	28,567
Additional paid-in capital	40,006,170	39,841,149
Statutory reserves	6,241	6,241
Retained earnings	34,882,888	35,030,419

Total Stockholders' Equity	74,923,985	74,906,376

Total Liabilities and Stockholders' Equity	$82,633,526	$90,090,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

	Three Months Ended March 31,
	2019	2018

Net Sales	$10,660,808	$22,303,472

Cost of Sales	8,652,544	17,401,930

Gross Profit	2,008,264	4,901,542

Operating Expenses
Selling expenses	389,239	631,153
General and administrative expenses	1,798,840	2,305,673

Total Operating Expenses	2,188,079	2,936,826

(Loss) Income From Operations	(179,815)	1,964,716

Other Income (Expenses)
Foreign exchange transaction loss	(427)	(136)
Interest expense, net	(36,142)	(31,582)
Financial expense	(36,066)	(30,720)

Total Other Expenses, Net	(72,635)	(62,438)

(Loss) Income Before Income Taxes	(252,450)	1,902,278

Income Tax (Benefit) expenses	(104,919)	247,257

Net (Loss) Income and Comprehensive (Loss) Income	(147,531)	1,655,021

Basic weighted average shares outstanding	28,662,557	28,253,115
Diluted weighted average shares outstanding	28,662,557	28,693,479

Net (loss) income per share of common stock
Basic	$(0.01)	$0.06
Diluted	$(0.01)	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

Three Months Ended March 31, 2019

	Common stock		Additional Paid in Capital	Statutory Reserve	Retained Earnings	Total Stockholders' Equity
	Shares	Amount

Balance at beginning of period	28,566,652	$28,567	$39,841,149	$6,241	$35,030,419	$74,906,376
Stock issued to employees	7,500	7	5,768	-	-	5,775
Stock issued to consultants	112,300	112	159,253	-	-	159,365
Net loss	-	-	-	-	(147,531)	(147,531)
Balance at end of period	28,686,452	$28,686	$40,006,170	$6,241	$34,882,888	$74,923,985

Three Months Ended March 31, 2018

	Common stock		Additional Paid in Capital	Statutory Reserve	Retained Earnings	Total Stockholders' Equity
	Shares	Amount

Balance at beginning of period	28,191,927	$28,192	$38,682,377	$6,241	$29,730,794	$68,447,604
Exercise of options - employees	7,730	8	(8)	-	-	-
Stock issued to employees	15,000	15	34,035	-	-	34,050
Stock issued to consultants	87,081	87	131,764	-	-	131,851
Stock options vested to board of directors and employees	-	-	404,078	-	-	404,078
Net income	-	-	-	-	1,655,021	1,655,021
Balance at end of period	28,301,738	$28,302	$39,252,246	$6,241	$31,385,815	$70,672,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

	Three Months Ended March 31,
	2019	2018

Cash Flows From Operating Activities
Net (loss) income	$(147,531)	$1,655,021
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	111,044	112,017
Deferred tax expense	-	31,704
Stock compensation expense	175,962	595,677
Changes in bad debt allowance	(169,432)	321,970
Changes in operating assets and liabilities:
Accounts receivable	54,878,677	(941,413)
Advance to suppliers	4,762,930	(2,181,584)
Inventories	(92,918)	153,740
Other current assets	14,116	35,452
Operating lease right-of-use assets, net	107,357	-
Accounts payable	(3,617,093)	(295,656)
Advance from customers	9,176	23,395
Accrued liabilities and other payables	(539,215)	(113,806)
Operating lease liabilities, non-current	(107,357)	-
Taxes payable	(104,997)	215,554

Net Cash Provided by (Used in) Operating Activities	55,280,719	(387,929)

Cash Flows From Investing Activities
Purchase of property and equipment	(24,911)	(11,499)

Net Cash Used in Investing Activities	(24,911)	(11,499)

Cash Flows From Financing Activities
Proceeds from line of credit and bank loan	11,796,018	15,923,479
Repayment to line of credit and bank loan	(18,044,180)	(20,125,597)

Net Cash Used in Financing Activities	(6,248,162)	(4,202,118)

Net Increase (Decrease) in Cash and Cash Equivalents	49,007,646	(4,601,546)

Cash and Cash Equivalents, Beginning of Period	890,408	5,722,716

Cash and Cash Equivalents, End of Period	$49,898,054	$1,121,170

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income tax payments	$78	$-
Interest paid	$36,143	$31,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The interim condensed consolidated financial information as of March 31, 2019 and for the three month periods ended March 31, 2019 and 2018 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC on April 1, 2019.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of March 31, 2019, its interim condensed consolidated results of operations and cash flows for the three month periods ended March 31, 2019 and 2018, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to, revenue recognition, the allowance for bad debt, valuation of inventories, the valuation of stock-based compensation, income taxes and unrecognized tax benefits, valuation allowance for deferred tax assets, assumptions used in assessing impairment of long-lived assets and goodwill, and loss contingencies. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

On January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. For information regarding the impact of Topic 842 adoption, see Significant Accounting Policies - Leases and Note 12 – Commitments and Contingencies.

Significant Accounting Policies - Leases

On January 1, 2019, we adopted Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840.

We elected the package of practical expedients permitted under the transition guidance, which allowed us to carry forward our historical lease classification, our assessment on whether a contract was or contains a lease, and our initial direct costs for any leases that existed prior to January 1, 2019. We also elected to combine our lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term. Additionally, for certain equipment leases, we apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

Upon adoption, we recognized total ROU assets of $3.13 million, with corresponding liabilities of $3.13 million on the condensed consolidated balance sheets. The ROU assets include adjustments for prepayments and accrued lease payments. The adoption did not impact our beginning retained earnings, or our prior year condensed consolidated statements of income and statements of cash flows.

Under Topic 842, we determine if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, we consider only payments that are fixed and determinable at the time of commencement. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our incremental borrowing rate is a hypothetical rate based on our understanding of what our credit rating would be. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current and operating lease liabilities, non-current on our condensed consolidated balance sheets. Finance leases are included in property and equipment, net, accrued expenses and other current liabilities, and other liabilities on our condensed consolidated balance sheets.

Business Combination

For a business combination, the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree are recognized at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, are recognized at the full amounts of their fair values. In a bargain purchase in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, that excess in earnings is recognized as a gain attributable to the acquirer.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the two-step goodwill impairment test for Diamond Bar reporting unit.  Accordingly, as of March 31, 2019 and 2018, the Company concluded there was no impairment of goodwill of Diamond Bar.

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

Balance at January 1, 2019	$224,795
Reversal – recoveries by cash	(169,432)
Balance at March 31, 2019	$55,363

During the three months ended March 31, 2019 and 2018, bad debts (reversal) expenses were ($169,432) and $321,970, respectively.

Advances to Suppliers

Advances to suppliers are reported net of allowance when the Company determines that amounts outstanding are not likely to be collected in cash or utilized against purchase of inventories. Based on its historical record and actual practice, the Company receives goods within 5 to 9 months from the date the advance payment is made. As such, no reserve on supplier prepayments had been made or recorded by the Company. Any provisions for allowance for advances to suppliers, if deemed necessary, is included in general and administrative expenses in the consolidated statements of comprehensive income (loss). During the three months ended March 31, 2019 and 2018, no provision was made on advances to suppliers.

Inventories

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. The Company did not record any write-downs of inventories at March 31, 2019 and 2018.

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

Based on its review, the Company believes that as of March 31, 2019 and 2018, there was no impairment of its long-lived assets.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense were $16,521 and $65,589 for the three months ended March 31, 2019 and 2018, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax benefit for the three months ended March 31, 2019 is approximately $105,000 and is primarily related to quarter-to-date losses generated from U.S. operations. The income tax expense for the three months ended March 31, 2018 is approximately $247,000 and is primarily related to income from operations.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the quarter ended March 31, 2019, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

A reconciliation of the January 1, 2019 through March 31, 2019, the amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

Gross UTB 2019

Balance – January 1, 2019	$722,054
Decrease in unrecorded tax benefits taken	(41)
Balance – March 31, 2019	722,013

At March 31, 2019 and December 31, 2018, the Company had cumulatively accrued approximately $643,000 and $619,000 for estimated interest and penalties related to unrecognized tax benefits, respectively. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense, which totaled approximately $24,000 and $32,000 for the three months ended March 31, 2019, and 2018, respectively. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

As of March 31, 2019 and December 31, 2018, a total of $1.37 million and $1.34 million, respectively, of unrecognized tax benefit was recorded as long-term taxes payable, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. Other long-term taxes payable as of March 31, 2019 and December 31, 2018 consisted of an income tax payable of $2.01 million and $2.01 million, respectively, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on our post-1986 foreign unremitted earnings. The Company elected to pay the one-time transition tax over eight years, commencing in April 2018.

Revenue Recognition

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

The Company’s sales policy allows for the return of product within the warranty period if the product is defective and the defects are the Company’s fault.  As alternatives for the product return option, the customers have options of asking a discount from the Company for the products with quality issues or receiving replacement parts from the Company at no cost. The amount for return of products, the discount provided to the Company’s customers and the costs for replacement parts were immaterial for the three months ended March 31, 2019 and 2018.

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling expenses on the Company’s consolidated statements of comprehensive income (loss).

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers. Write-downs of inventory to the lower of cost or net realizable value is also recorded in the cost of sales.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the three months ended March 31, 2019 and 2018, shipping and handling costs were $409 and $184, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense was $17,072 and $192,579 for the three months ended March 31, 2019 and 2018, respectively.

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

The following table presents a reconciliation of basic and diluted (loss) income per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018

Net (Loss) Income	$(147,531)	$1,655,021

Weighted average shares outstanding – basic*	28,662,557	28,253,115
Dilutive stock options and unvested restricted stock	-	440,364
Weighted average shares outstanding – diluted	28,662,557	28,693,479

Net (loss) income per share of common stock
Basic	$(0.01)	$0.06
Diluted	$(0.01)	$0.06

* Including 889,967 and 821,534 shares that were granted and vested but not yet issued for the three months ended March 31, 2019 and 2018, respectively.

For the three months ended March 31, 2019 and 2018, 858,334 shares purchasable under warrants were excluded from EPS calculation, as their effects were anti-dilutive.  For the three months ended March 31, 2019, 90,000 unvested restricted stock were anti-dilutive and were excluded from EPS calculation.

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

A customer accounted for 59% of the Company’s sales for the three months ended March 31, 2019 and two customers accounted for 43% (27%, and 16% each) of the Company’s sales for the three months ended March 31, 2018. Gross accounts receivable from these customers were $6,278,074 and $7,852,123 as of March 31, 2019 and 2018, respectively.

The Company purchased its products from four and three major vendors during the three months ended March 31, 2019 and 2018, accounting for a total of 84% (34%, 25%, 14%, and 11% each) and 93% (39%, 32% and 22% for each) of the Company’s purchases, respectively. Advances made to these vendors were $5,607,077 and $10,401,410 as of March 31, 2019 and 2018, respectively. Accounts payable to these vendors were $111,351 and $345,144 as of March 31, 2019 and 2018, respectively.

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

Management concluded that the Company had one reportable segment under ASC 280 because Diamond Bar is a furniture distributor based in California focusing on customers in the US, Bright Swallow is a furniture distributor focusing on customers in Canada, and Nova Macao is a furniture distributor based in Macao focusing on international customers. They are all operated under the same senior management of the Company, and management views the operations of Diamond Bar, Bright Swallow and Nova Macao as a whole for making business decisions.

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

New Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Adoption of the ASUs is on a modified retrospective basis. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

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

Note 3 - Inventories

The inventories as of March 31, 2019 and December 31, 2018 totaled $6,464,030 and $6,371,112, respectively, and were all finished goods.

Note 4 - Plant, Property and Equipment, Net

As of March 31, 2019 and December 31, 2018, plant, property and equipment consisted of the following:

	March 31, 2019	December 31, 2018

Computer and office equipment	$345,151	$320,239
Decoration and renovation	118,858	118,858
Less: accumulated depreciation	(301,370)	(292,001)
	$162,639	$147,096

Depreciation expense was $9,369 and $10,341 for the three months ended March 31, 2019 and 2018, respectively.

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

Intangible assets consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Customer relationship	$6,150,559	$6,150,559
Trademarks	200,000	200,000
Less: accumulated amortization	(2,656,331)	(2,554,655)
	$3,694,228	$3,795,904

Amortization of intangible assets was $101,676 for the three months ended March 31, 2019 and 2018, respectively.

Estimated amortization expense relating to the existing intangible assets with finite lives for each of the next five years is as follows:

12 months ending March 31,
2019	$406,704
2020	406,704
2021	406,704
2022	406,704
2023	406,704

Note 6 - Prepaid Expenses and Other Receivables

Prepaid Expenses and Other Receivables consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Prepaid expenses	$42,626	$96,197
Other receivables	38,248	9,615
Total	$80,874	$105,812

As of March 31, 2019 and December 31, 2018, prepaid expenses mainly included insurance and other receivables represented an account balance in Paypal.

Note 7 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Other payables	$2,797	$49,441
Salary payable	40,479	46,081
Financed insurance premiums	-	39,202
Accrued rents	9,930	2,951
Accrued commission	177,700	623,372
Accrued expenses, others	38,508	47,582
Total	$269,414	$808,629

As of March 31, 2019 and December 31, 2018, other accrued expenses mainly included legal and professional fees, transportation expenses and utilities. Other payables represented other tax payable and meal expenses.

Note 8 - Lines of Credit

On September 19, 2017, Diamond Bar extended the line of credit up to a maximum of $8,000,000 to maturity on June 1, 2019. The annual interest rate was 5.50% as of March 31, 2019. The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of March 31, 2019 and December 31, 2018, Diamond Bar had $0 and $6,248,162 outstanding on the line of credit, respectively.  During the three months ended March 31, 2019 and 2018, the Company recorded interest expense of $35,444 and $31,582, respectively. The Company paid off the line of credit during the three months ended March 31, 2019.

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

Note 9 - Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president who is currently also our Chief Executive Officer and Chairman of the Board. The lease is to be renewed and has been renewed each year since 2011. On March 27, 2019, the Company renewed the lease for an additional one year term. The lease was for the amount of $34,561, with a term of one year and only for use during two furniture exhibitions to be held between April 1, 2019 and March 31, 2020. During the three month ended March 31, 2019 and 2018, the Company paid rental amounts of $17,281 and $0, respectively, that are included in selling expenses.

On January 4, 2018, the Company entered into a sales representative agreement with a consulting firm, which is owned by our Chief Executive Officer and Chairman of the Board, for sales representative service for a term of two years. The Company agreed to compensate the sales representative commission at predetermined rates of the relevant sales amount. During the three months ended March 31, 2019 and 2018, the Company recorded $44,042 and $20,405 as commission expense to this sales representative.

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

Warrants

The following is a summary of the warrant activity for the three months ended March 31, 2019:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2019	858,334	$2.71	1.92
Exercisable at January 1, 2019	858,334	2.71	1.92
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at March 31, 2019	858,334	$2.71	1.67
Exercisable at March 31, 2019	858,334	$2.71	1.67

Shares Issued to Consultants

On February 1, 2016, the Company entered into an agreement with a consultant for E-Commerce consulting service with a term of 24 months. The Company agreed to grant the consultant 10,000 shares of the Company’s common stock per month, for a total commitment of 240,000 shares. Twelve and half percent (12.5%) of those shares vested on April 30, 2016, 12.5% on July 30, 2016, 12.5% on October 31, 2016, 12.5% on January 31, 2017, 12.5% on April 30, 2017, 12.5% on July 30, 2017, 12.5% on October 31, 2017, and the remaining 12.5% on January 31, 2018. The fair value of the 240,000 shares was $326,400, which was calculated based on the stock price of $1.36 per share on February 1, 2016, the date the agreement was executed, and was amortized over the service term. During the three months ended March 31, 2019 and 2018, the Company amortized $0 and $13,600 as consulting expenses, respectively.

On June 30, 2017, the Company entered into a consulting agreement with a consultant for business advisory service for a term of 12 months. The Company agreed to compensate the consultant a one-time amount of $10,000 worth of shares of the Company’s common stock based on the price per share on June 30, 2017. The Company also granted the consultant $10,000 worth of shares of the Company’s common stock per month starting from July 1, 2017 for a period of 12 months. The shares were issued pursuant to Nova LifeStyle, Inc.’s 2014 Omnibus Long-Term Incentive Plan (the “Plan”) approved by the Board of Directors (“Board”) of the Company on May 13, 2014 and ratified at the annual shareholder meeting on June 30, 2014. The Plan was registered under Form S-8 on July 30, 2014. On June 12, 2018, the Company renewed the agreement with the consultant for an additional year and agreed to compensate the consultant $10,000 worth of shares of the Company’s common stock per month starting from July 1, 2018 for a period of 12 months. The shares will be issued pursuant to the Plan. On January 31, 2019, the Company terminated the agreement. During the three months ended March 31, 2019 and 2018, the Company recorded $10,000 and $32,500 as consulting expense, respectively.

On November 16, 2017, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2017 for one year. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock. Twenty-five percent (25%) of those shares vested on February 15, 2018, 25% on May 15, 2018, 25% will vest on August 15, 2018 and the remaining 25% vested on November 15, 2018. The fair value of 100,000 shares was $173,000, which was calculated based on the stock price of $1.73 per share on November 16, 2017 and was amortized over the service term. The shares were issued pursuant to the Plan. During the three months ended March 31, 2019 and 2018, the Company amortized $0 and $42,658 as consulting expense, respectively.

On December 10, 2017, the Company entered into a consulting agreement with a consultant for business advisory services effective as of January 1, 2018 and ending on December 31, 2018. The Company agreed to compensate the consultant a one-time amount of $15,000 worth of shares of the Company’s common stock based on the price per share on December 15, 2017. The Company also granted the consultant $15,000 worth of shares of the Company’s common stock per month starting from January 1, 2018 for 12 months. The shares were issued pursuant to the Plan. During the three months ended March 31, 2019 and 2018, the Company amortized $0 and $48,750 as consulting expense, respectively.

On November 16, 2018, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2018 for one year. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock. Twenty-five percent (25%) of those shares vested on February 15, 2019 and 25% on May 15, 2019, and 25% will vest on August 15, 2019 and the remaining 25% will vest on November 15, 2019. The fair value of 100,000 shares was $90,000 which was calculated based on the stock price of $0.90 per share on November 16, 2018 and will be amortized over the service term. The shares would be issued pursuant to the Plan. During the three months ended March 31, 2019, the Company amortized $22,500 as consulting expense.

On December 1, 2018, the Company entered into a consulting agreement with a consultant for business advisory services effective as of January 1, 2019 and ending on December 31, 2019. The Company granted the consultant $15,000 worth of shares of the Company’s common stock per month starting from January 1, 2019 for 12 months. The shares were issued pursuant to the Plan. During the three months ended March 31, 2019, the Company amortized $45,000 as consulting expense.

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

Shares and Options Issued to Independent Directors

On April 10, 2017, the Company entered into restricted stock award agreements under 2014 Omnibus Long-Term Incentive Plan with a new independent director of the Board. The Company agreed to grant $20,000 worth of stock to the independent director with a grant date on April 10, 2017. The restricted period lapses as of 50% of the restricted stock granted vested on April 10, 2017 based on the closing price of common stock on Nasdaq as of April 10, 2017, and 50% of the restricted stock granted vested on June 30, 2017 based on the closing price of common stock on Nasdaq as of June 30, 2017. During the three months ended March 31, 2019 and 2018, the Company amortized $0 and $1,260 as directors’ stock compensation expenses, respectively.

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

The fair value of the stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”). The BSOPM has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk-free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The fair value of the option granted to of the independent directors is recognized as director fee over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions, estimated life of five years, volatility of 84%, risk free interest rate of 1.87%, and dividend yield of 0%. The fair value of 300,000 stock options was $324,907 at the grant date. During the three months ended March 31, 2019 and 2018, the Company recorded $0 and $81,227 as directors’ stock compensation expenses, respectively.

On November 7, 2018 (the “Grant Date”), the Company entered into stock option agreements under the 2014 Omnibus Long-Term Incentive Plan with the three independent members of the board of directors. The Company agreed to grant the Company’s three independent directors options to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $1.18 per shares, with a term of 5 years. Twenty-five percent (25%) of those stock options vested on November 30, 2018, 25% on will vest on February 28, 2019, 25% on May 31, 2019, and the remaining 25% will vest on August 31, 2019. The fair value of the stock options granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”) as described above. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 84%, risk free interest rate of 3.07%, and dividend yield of 0%. The fair value of 300,000 stock options was $240,105 at the grant date. During the three months ended March 31, 2019, the Company recorded $60,026 as directors’ stock compensation expenses.

Shares Issued to Employees and Service Providers

On May 18, 2016, the Company entered into agreements with three designers for product design services for a term of 24 months. The Company agreed to grant each designer 240,000 shares of the Company’s common stock. Twenty five percent (25%) of those shares vested on May 31, 2016, 25% on December 18, 2016, 25% on June 18, 2017 and the remaining 25% on December 18, 2017. The fair value of these shares was $388,800, which was calculated based on the stock price of $0.54 per share on May 18, 2016, the date the agreement was executed, and was amortized over the service term. During the three months ended March 31, 2019 and 2018, the Company amortized $0 and $47,934 as stock compensation expenses, respectively.

On February 27, 2018, the Company renewed an employment agreement with the Company’s Corporate Secretary for a term of one year. The Company agreed to grant an award of 30,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $68,100, which was calculated based on the stock price of $2.27 per share on February 27, 2018, the date the awards were determined by the Compensation Committee of the Board. Twenty-five percent (25%) of those shares vested on February 27, 2018, 25% on March 31, 2018, 25% on June 30, 2018 and the remaining 25% vested on September 30, 2018. During the three months ended March 31, 2019 and 2018, the Company amortized $10,821 and $6,157 as stock compensation, respectively.

On December 13, 2018, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year. The Company agreed to grant an award of 30,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $23,100, which was calculated based on the stock price of $0.77 per share on December 13, 2018, the date the awards were determined by the Compensation Committee of the Board. Twenty-five percent (25%) of those shares vested on December 13, 2018, 25% on March 31, 2019, 25% on June 30, 2019 and the remaining 25% vested on September 30, 2019. During the three months ended March 31, 2019, the Company amortized $5,775 as stock compensation.

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

The fair value of the stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”) as described in options to independent directors above. The fair value of the option granted to employees is recognized as compensation expense over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions, estimated life of ten years, volatility of 84%, risk free interest rate of 1.70%, and dividend yield of 0%. The fair value of 780,000 stock options was $643,182 at the grant date. During the three months ended March 31, 2019 and 2018, the Company recorded $0 and $321,591 as stock compensation, respectively.

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

The fair value of the option granted to CFO in 2018 is recognized as compensation expense over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 84%, risk free interest rate of 2.72%, and dividend yield of 0%. The fair value of 35,000 stock options was $43,680 at the grant date. During the three months ended March 31, 2019, the Company recorded $21,840 as stock compensation.

As of March 31, 2019, unrecognized share-based compensation expense related to options was $120,053.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value(1)		Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2019	1,367,500	1.34	$		3.96
Exercisable at January 1, 2019	1,125,000	1.37	$		3.75

Granted	-
Exercised	-
Forfeited	-	-			-
Outstanding at March 31, 2019	1,367,500	$1.34		$-	$3.71
Exercisable at March 31, 2019	1,217,500	$1.36		$-	$3.60

(1)	The intrinsic value of the stock options at March 29, 2019 is the amount by which the market value of the Company’s common stock of $0.88 as of March 29, 2019 exceeds the exercise price of the option.

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

Surplus Reserve Fund

At March 31, 2019 and December 31, 2018, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital.

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

Note 11 - Geographical Sales

Geographical distribution of sales consisted of the following for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018

Geographical Areas
North America	$4,194,550	$12,717,485
China	6,278,704	-
Australia	-	3,660,465
Asia*	-	5,925,522
Other countries	187,554	-
	$10,660,808	$22,303,472

* excluding China

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

On January 7, 2014, the Company entered into a sublease agreement with Diamond Bar for warehouse space with a five-year term commencing on November 1, 2013 and expiring on October 31, 2018. The Company subleased a portion of its warehouse space to one of its customers with a one-year term commencing on December 1, 2013 and expiring on November 30, 2014, which has been renewed every year with the current term expiring on October 31, 2018.  The sublease was not renewed. The sublease income of $6,000 per month was recorded against the rental expense. During the three months ended March 31, 2019 and 2018, the Company recorded $0 and $18,000 sublease income, respectively.

On September 13, 2017, Bright Swallow renewed the lease for another two year term, commencing on October 1, 2017 and expiring on September 30, 2019. The monthly rental payment is 20,000 Hong Kong Dollars ($2,548). The Company terminated the lease on December 31, 2018.

The Company has entered into several lease agreements for office and warehouse space in Commerce, California and showroom space in Las Vegas, Nevada and High Point, North Carolina on monthly or annual terms. Total rental payments for the three months ended March 31, 2019 and 2018 was $291,439 and $199,069, respectively.

The components of lease costs, lease term and discount rate with respect of leases with an initial term of more than 12 months are as follows:

Three Months Ended
March 31, 2019

Operating lease cost	$146,069
Weighted Average Remaining Lease Term - Operating leases	5.58 years
Weighted Average Discount Rate - Operating leases	5%

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2019:

Operating Leases
The remainder of 2019	$441,127
Fiscal year 2020	604,811
Fiscal year 2021	622,956
Fiscal year 2022	641,644
Fiscal year 2023	660,894
Thereafter	508,000
Total undiscounted cash flows	3,479,432
Less: imputed interest	(454,153)
Present value of lease liabilities	$3,025,279

Legal Proceedings

On December 28, 2018, a Federal class action complaint was filed by George Barney against the Company and its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) in the United States District Court for the Central District of California, claiming the Company violated federal securities laws and pursuing remedies under Sections 10(b) and 20(a) of the Security Exchange Act of 1934 and Rule 10b-5 (the “Complaint”). The Complaint seeks to recover compensatory damages caused by the Company’s alleged violations of federal security laws during the period from December 3, 2015 through December 20, 2018. In reliance solely on a blog appearing in Seeking Alpha on December 21, 2018, the Complaint states that the Company made false and/or misleading statements and/or failed to disclose that: (1) the Company overstated its purported strategic alliance with a customer in China to operate as lead designer and manufacturer for all furnishings in such customer’s planned $460 million senior care center in China; (2) the Company inflated its reported sales in 2016 and 2017 with the Company’s two major customers; and (3) as a result, the Company’s public statements were materially false and misleading at all relevant times.  The Audit Committee engaged the Company’s auditor to perform special procedures to confirm the reported sales.  Those procedures included but were not limited to the examination and testing of relevant documentation relating to the sales made by the Company to the customers identified in the purported research report for the periods 2015-2018, and 100% sampling of all transactions between the Company and the subject customers.  The Audit Committee finished its special procedures in March 2019 and the Company’s independent auditor has reported to the Audit Committee that, regarding the four subject customers mentioned in the purported research report, the special procedures resulted in no evidence of fictitious sales or of fictitious customers. Please see the details in the Form 8-K filed by the Company with SEC on March 29, 2019. Pursuant to a Stipulation approved by the Court, any amendment to the complaint must be filed by May 29, 2019 and no response is required until the earlier of 45 days after an amended complaint is filed or May 29, 2019 (should no amendment be filed).

The Company plans to vigorously defend against this lawsuit.

On March 8, 2019, in the United States District Court for the Central District of California, shareholder Jie Yuan filed a derivative lawsuit purportedly on behalf of the Company against its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) and directors (Charlie Huy La, Bin Liu, Steven Qiang Liu, Umesh Patel, and Min Su) (collectively, the “Defendants”) seeking to recover any losses the Company sustains as a result of alleged securities violations outlined in the Andri Report and Barney securities class action complaint. Specifically, the derivative lawsuit alleges that the Defendants caused the Company to make the alleged false and/or misleading statements giving rise to the putative securities class action.  The Plaintiff also alleges that President and CEO Lam engaged in self-dealing by leasing her property to Diamond Bar, a Company subsidiary, and asserts, in conclusory fashion, that Lam, former CEO and director Ya Ming Wong, former CFO and director Yuen Ching Ho, and director Umesh Patel sold securities during the period of time when the alleged false and/or misleading statements were made “with knowledge of material non-public information . . . .” While the lawsuit is purportedly asserted on behalf of the Company, it is possible that the Company may incur attorneys’ fees in this matter. To the Company’s knowledge, the Complaint has not been served on any of the defendants.

Other than the above, the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

Note 13 - Subsequent Events

The Company has evaluated all events that have occurred subsequent to March 31, 2019 through the date that the consolidated financial statements were issued, and no subsequent event has been identified.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” the negatives of such terms and other terms of similar meaning typically identify forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our 2018 Form 10-K (as defined below). The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2018 Form 10-K. Unless the context otherwise requires, references in this report to “we,” “us,” “Nova,” “Nova Lifestyle” or the “Company” refer to Nova Lifestyle, Inc. and its subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The following discussion and analysis are based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”). All references to the first quarter and first three months of 2019 and 2018 mean the three-month periods ended March 31, 2019 and 2018. In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2018 Form 10-K.

Overview

Nova LifeStyle, Inc. is a distributor of contemporary styled residential and commercial furniture incorporated into a dynamic marketing and sales platform offering retail as well as online selection and purchase fulfillment globally.  We monitor popular trending and work to create design elements that are then integrated into our product lines that can be used as both stand-alone or whole-room and home furnishing solutions.  Through our global network of retailers, e-commerce platforms, stagers and hospitality providers, Nova LifeStyle also sells (through an exclusive third-party manufacturing partner) a managed variety of high quality bedding foundation components.

Nova LifeStyle’s brand family currently includes Diamond Sofa (www.diamondsofa.com) and Bright Swallow.

Our customers principally consist of distributors and retailers having specific geographic coverages that deploy middle to high end private label home furnishings having very little competitive overlap within our specific furnishings products or product lines.  Nova LifeStyle is constantly seeking to integrate new sources of distribution and manufacturing that are properly aligned with our growth strategy. This, allows us to continually focus on building both our overall distribution and manufacturing relationships through a deployment of popular, as well as trend-based, furnishing solutions worldwide.

We are a U.S. holding company with no material assets in the U.S. other than the ownership interests of our wholly owned subsidiaries through which we market, design and sell residential furniture worldwide: Nova Furniture Macao Commercial Offshore Limited, Bright Swallow International Group Limited, and Diamond Bar Outdoors, Inc. Nova Macao was organized under the laws of Macao on May 20, 2006. Nova Macao is a wholly owned subsidiary of Nova Lifestyle.  Diamond Bar is a California corporation organized on June 15, 2000, which we acquired pursuant to a stock purchase agreement on August 31, 2011.  On April 24, 2013, we acquired all of the outstanding stock of Bright Swallow.  On December 7, 2017, we incorporated i Design Blockchain Technology, Inc. (“i Design”) under the laws of the State of California. The purpose of i Design is to build our own blockchain technology team. This company is in the planning stage and has had minimal operations to date.

Our experience developing and marketing products for international markets has enabled us to develop the scale, logistics, marketing, manufacturing efficiencies and design expertise that serve as the foundation for us to expand aggressively into the highly attractive U.S., Canadian, European, Australian, Asian and Middle Eastern markets.

Principal Factors Affecting Our Financial Performance

Significant factors that we believe could affect our operating results are the (i) prices of our products to our international retailer and wholesaler customers and their markups to end consumers; (ii) consumer acceptance of our new brands and product collections; and (iii) general economic conditions in the U.S., Chinese, Canadian, European and other international markets. We believe most of our customers are willing to pay higher prices for our high quality and stylish products, timely delivery and strong production capacity, which we expect will allow us to maintain high gross profit margins for our products. We have diversified our products by acquiring the Diamond Sofa brand in the U.S. market and developing higher-margin products for the U.S. and international markets, and acquiring Bright Swallow for the Canadian market. Additionally, we are relocating our production sources from China to Malaysia and Vietnam, in response to the pressures of the U.S. – China trade war. We anticipate this relocation to be completed within 2019. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites also should allow us to maintain our high gross profit margins. The markets in North America (excluding the United States) and particularly in Europe, remain challenging because such markets are experiencing a slower than anticipated recovery since the international financial crisis. However, we believe that discretionary purchases of furniture by middle to upper middle-income consumers, our target global consumer market, will increase along with expected growth in the worldwide furniture trade and the recovery of housing markets. Furthermore, we believe that our expansion of direct sales in the U.S. will have a positive impact on our net sales and net income, while helping to diversify our customer base and end consumer markets.

Critical Accounting Policies

While our significant accounting policies are described more fully in Note 2 to our accompanying unaudited condensed consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this Management Discussion and Analysis.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

On January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. See Note 2— Summary of Significant Accounting Policies and Note 12 — Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding the adoption.

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

Accounts Receivable

Our policy is to maintain an allowance for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  We maintained an allowance for bad debt of $55,363 and $224,795 as of March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019 and 2018, bad debts (reversal) expenses were ($169,432) and 321,970, respectively. As of March 31, 2019, we had gross receivable of $12,803,379, of which $1,071 was over 60 days but within 90 days past due and $0 over 90 days past due. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing trade accounts receivable. We determine the allowance based on historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

Advances to Suppliers

Advances to suppliers are reported net of allowance when we determine that amounts outstanding are not likely to be collected in cash or utilized against purchase of inventories. Based on our historical records, we generally receive goods within 5 to 9 months from the date the advance payment is made. As such, no reserve on supplier prepayments has been made or recorded by us. Any provisions for allowance for advance to suppliers, if deemed necessary, will be included in general and administrative expenses in the consolidated statements of comprehensive income (loss).

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax benefit for the three months ended March 31, 2019 is $105,000 and is primarily related to quarter-to-date losses generated from U.S. operations. The income tax expense for the three months ended March 31, 2018 is $247,000 and is primarily related to income from operations.

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

Nova Lifestyle, Inc. and Diamond Bar Outdoors, Inc. (“Diamond Bar”) are subject to U.S. federal and state income taxes. Nova Furniture BVI and Bright Swallow International Group Limited (“BSI”) were incorporated in the BVI, Nova Samoa was incorporated in Samoa and Nova Macau was incorporated in Macau. There is no income tax for companies domiciled in the BVI, Samoa and Macau. Accordingly, the Company’s consolidated financial statements do not present any income tax provision related to the BVI, Samoa and Macau tax jurisdictions where Nova Furniture BVI and BSI, Nova Samoa and Nova Macau are domiciled.

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the quarter ended March 31, 2019, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

Revenue Recognition

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

Revenues from product sales are recognized when the customer obtains control of our product, which typically occurs upon delivery to the customer. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault.  As alternatives for the product return option, the customers have options of asking a discount from us for the products with quality issues or receiving replacement parts from us at no cost. The amount for return of products, the discount provided to the customers and cost for the replacement parts were immaterial for the three months ended March 31, 2019.

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling expenses on our consolidated statements of comprehensive income (loss).

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

We concluded that we had one reportable segment under ASC 280 because Diamond Bar is a furniture distributor based in California focusing on customers in the US, Bright Swallow is a furniture distributor focusing on customers primarily in Canada, and Nova Macao is a furniture distributor based in Macao focusing on international customers. Each of our subsidiaries is operated under the same senior management of our company, and we view the operations of Diamond Bar, Bright Swallow and Nova Macao as a whole for making business decisions.

Net sales to customers by geographic area are determined by reference to the physical product shipment delivery locations requested by our customers. For example, if the products are delivered to a customer in the U.S., the sales are recorded as generated in the U.S.; if the customer directs us to ship its products to China, the sales are recorded as sold in China.

New Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Adoption of the ASUs is on a modified retrospective basis. We are currently evaluating the impact that the standard will have on our consolidated financial statements and related disclosures.

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

In June 2018, the FASB issued ASU 2018-07, "Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of ASC 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The new guidance is effective for SEC filers for fiscal years beginning after December 15, 2018, and interim reporting periods within those fiscal years (i.e., January 1, 2020, for calendar year entities). Early adoption is permitted. We are evaluating the effects of the adoption of this guidance and currently believe that it will impact the accounting of the share-based awards granted to non-employees.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

The following table sets forth the results of our operations for three months ended March 31, 2019 and 2018. Certain columns may not add due to rounding.

	Three Months Ended March 31,
	2019		2018
	$	% of Sales	$	% of Sales
Net sales	10,660,808		22,303,472
Cost of sales	(8,652,544)	(81%)	(17,401,930)	(78%)
Gross profit	2,008,264	19%	4,901,542	22%
Operating expenses	(2,188,079)	(21%)	(2,936,826)	(13%)
Income (Loss) from operations	(179,815)	(2%)	1,964,716	9%
Other expenses, net	(72,635)	-%	(62,438)	-%
Income tax (benefit) expense	(104,919)	1%	247,257	1%
Net (loss) income	(147,531)	(1%)	1,655,021	7%

Net Sales

Net sales for three months ended March 31, 2019 were $10.66 million, a decrease of 52% from $22.30 million in the same period of 2018. This decrease in net sales resulted primarily from a 24% decrease in sales volume and 38% decrease in average selling price. Our largest selling product categories in the three months ended March 31, 2019 were sofas, cabinets and chairs, which accounted for approximately 50%, 21% and 7% of sales, respectively. In the three months ended March 31, 2018, the largest three selling categories were sofas, dining tables and chairs, which accounted for approximately 61%, 9% and 6% of sales, respectively.

The $11.64 million decrease in net sales in the three months ended March 31, 2019, compared to the same period of 2018, was mainly due to decreased sales to North America, Asia, and Australia. Sales to North America were $4.19 million in the three months ended March 31, 2019, a decrease of 67.02% from $12.72 million in 2018, primarily due to the trade war tariffs, which took effect in September 2018 and have caused a significant number of our sales orders to be held up. Sales to Asia, excluding China, decreased by 100% to $0 million in the three months ended March 31, 2019, compared to $5.93 million in the same period of 2018, primarily due to the fact that we stopped selling to customers from which it took us a long time to collect on accounts receivable. We thus ceased our marketing efforts in this region altogether. Australia sales also decreased 100% to $0 million in the three months ended March 31, 2019, compared to $3.66 million in 2018, primarily as a result of the fact that we stopped selling to customers with long collection time on their accounts receivable. We aggressively changed our sales strategy to seek sales of high margin products and shorter collection time on the customers’ accounts receivable. See the discussion of our tightened credit terms below under the heading Liquidity and Capital Resources.  China sales increased $6.28 million in the three months ended March 31, 2019, compared to $0 million in 2018, primarily as a result of increasing sales orders from one of our customers in China. Sales to other countries also increased to $0.19 million in the three months ended March 31, 2019, compared to $0 million in 2018, primarily due to sales orders from two customers in New Zealand in 2019.

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales decreased by 50% to $8.65 million in the three months ended March 31, 2019, compared to $17.4 million in the same period of 2018. Cost of sales as a percentage of sales increased to 81% in the three months ended March 31, 2019, compared to 78% in the same period of 2018. The decrease of cost of sales in dollars is primarily due to decreased sales volume. The increase in cost of sales as a percentage of sales resulted primarily from increased cost of higher quality products purchased from third party manufacturers, and from the trade war tariffs.

Gross Profit

Gross profit decreased by 59% to $2.01 million in the three months ended March 31, 2019, compared to $4.9 million in the same period of 2018. Our gross profit margin decreased to 19% in the three months ended March 31, 2019, compared to 22% in the same period of 2018. The decrease in gross profit margin was mainly due to the increased cost of high quality products purchased from third-party manufacturers and due to the trade war tariffs.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development expenses. Operating expenses were $2.19 million in the three months ended March 31, 2019, compared to $2.94 million in the same period of 2018. Selling expenses decreased by 38%, or $0.24 million, to $0.39 million in the three months ended March 31, 2019, from $0.63 million in the same period of 2018, due primarily to decreased sales commissions, marketing, advertising and show expenses. General and administrative expenses decreased by 22%, or $0.51 million, to $1.80 million in the three months ended March 31, 2019, from $2.31 million in the same period of 2018, primarily due to a decrease in bad debt expense of $0.49 million.

Other Expenses, Net

Other expenses, net, were $72,635 in the three months ended March 31, 2019, compared with other expenses, net, of $62,438 in the same period of 2018, representing an increase in other expense of $10,197.

Income Tax (Benefit) Expense

Income tax benefit was $104,919 in the three months ended March 31, 2019, compared with $247,257 of income tax expense in the same period of 2018. The increase in income tax benefit for the three month period ended March 31, 2019 was mainly due to loss before income taxes incurred. The income tax expense for the three months ended March 31, 2018 was mainly due to taxable income.

Net (Loss) Income

As a result of the foregoing, our net loss was $0.15 million in the three months ended March 31, 2019, as compared with $1.66 million of net income for the same period of 2018.

Liquidity and Capital Resources

Our principal demands for liquidity related to our efforts to increase sales, and to purchase inventory, and for expenditures related to sales distribution and general corporate purposes. We intend to meet our liquidity requirements, including capital expenditures related to purchase of inventories and the expansion of our business, primarily through cash flow provided by operations and collections of accounts receivable, and credit facilities from banks.

We rely primarily on internally generated cash flow and proceeds under our existing credit facilities to support growth.  We may seek additional financing in the form of bank loans or other credit facilities or funds raised through future offerings of our equity or debt, if and when we determine such offerings are required.

We had net working capital of $73,294,460 at March 31, 2019, a decrease of $322,253 from net working capital of $73,616,713 at December 31, 2018. The ratio of current assets to current liabilities was 42.68-to-1 at March 31, 2019.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2019 and 2018:

	2019	2018
Cash (used in) provided by:
Operating activities	$55,280,719	$(387,929)
Investing activities	(24,911)	(11,499)
Financing activities	(6,248,162)	(4,202,118)

Net cash provided by operating activities was $55.28 million in the three months ended March 31, 2019, an increase of cash inflow of $55.67 million from $0.39 million of cash used in operating activities in the same period of 2018. The increase of cash inflow was attributable primarily to (i) an increased cash inflow of $55.82 million from accounts receivable to $54.88 million cash inflow in the three months ended March 31, 2019, compared to $0.94 million cash outflow in the same period of 2018, such increase being primarily due to collected accounts receivable from our customers. In the past years, we had allowed our key customers to take longer than the granted credit periods to settle their purchases, in order to boost sales. Starting from the second half of 2018, we had been monitoring them closely for payment but our accounts receivable still reached a record high of $67.5 million as of December 31, 2018, and this negatively impacted to our cash flow from operating activities. In 2019, the industry environment worsened as a result of the imposition by the U.S. of tariffs on products manufactured in China. We determined not to accept new sales orders from those key customers until they settled all overdue balances. As a result of customer payments and the significant reduction in sales, we were able to reduce our accounts receivable balance by approximately $55.82 million in the first quarter of 2019. We will continue our tighten credit terms to customers and expect most of our customers will pay according to the contract terms going forward; (ii) an increased cash inflow of $6.94 million from advances to suppliers to $4.76 million cash inflow in the three months ended March 31, 2019, compared to $2.18 million cash outflow in the same period of 2018, such increase in cash inflows being mainly a result of placing lesser amount of deposits to our suppliers in China due to receipt of fewer sales orders from customers in the three months March 31, 2019. The increase in operating cash inflow was partially offset by (i) an increased cash outflow for net loss of $1.81 million from net income of $1.66 million in the three months ended March 31, 2018 to net loss of $0.15 million in the three months ended March 31, 2019; and (ii) the increase in cash outflow for accounts payable of $3.32 million to $3.62 million cash outflow in the three months ended March 31, 2019, compared to $0.30 million cash outflow in the same period of 2018, such increase being mainly due to more timely payments to suppliers.

Net cash used in investing activities was $0.02 million in the three months ended March 31, 2019, an increase of cash outflow of $0.01 million from $0.01 million outflow in the same period of 2018. In the three months ended March 31, 2019 and 2018, we incurred cash outflow of $24,911 and $11,499 from purchases of property and equipment, respectively.

Net cash used in financing activities was $6.25 million in the three months ended March 31, 2019, an increase of cash outflow of $2.05 million from cash outflow of $4.20 million in the same period of 2018. In the three months ended March 31, 2019, we repaid $18.04 million on bank loans and borrowed $11.80 million from bank loans.  In the three months ended March 31, 2018, we repaid $20.13 million for bank loans, and borrowed $15.92 million from bank loans.

As of March 31, 2019, we had gross accounts receivable of $12,803,379, of which $1,071 was over 60 days but within 90 days past due and $0 over 90 days past due. We had an allowance for bad debt of $55,363. As of May 3, 2019, $2,374,372 accounts receivable outstanding at March 31, 2019 had been collected.

As of May 3, 2019, $67,457,261, or 100%, of accounts receivable outstanding at December 31, 2018 had been collected.

As of March 31, 2019 and December 31, 2018, we had advances to suppliers of $5,862,091 and $10,625,021, respectively. These supplier prepayments are made for goods before we actually receive them. The balance of advances to suppliers has decreased by $4.76 million, mainly a result of placing lesser amount of deposits to our suppliers in China due to receipt of fewer sales orders from our customers and in turn placing fewer orders to our suppliers.

We must establish and maintain long-term relationships with our suppliers due, in part, to making such advances. With the tightening of regulations and increased enforcement actions related to environmental issues in recent years in China, where our suppliers are located, many factories have been affected and are operating with limited production hours. These advances can ensure that our products are treated as priorities and lock in raw material prices with our suppliers. Based on our past experience and as a consequence of these prepayment practices, all products and projects have been delivered as promised by our existing suppliers.

For a brand new product, the normal lead time from new product R&D, prototype, and mass production to delivery of goods from our suppliers to us is approximately six to nine months after we make advance payments to our suppliers. For other products, the typical time is five months after our advance payment. We will consider the need for a reserve when and if a supplier fails to fulfill our orders within the time frame as stipulated in the purchase contracts. As of March 31, 2019 and December 31, 2018, no reserve on supplier prepayments had been made or recorded by us.

In addition, we have noticed increasing demand for antique home furnishing and within the decorating market for products such as reclaimed wood flooring and one-of-a-kind antique furniture. Due to the nature of the antique furnishing business, funds are required up front in order for suppliers to source and secure these products whenever they are available in the market.

As of May 3, 2019, $636,654, or 10.9%, of our advances to suppliers outstanding at March 31, 2019 had been delivered to us in the form of inventory purchase.

Most of the remaining balance of $5,225,437 advances to suppliers outstanding at March 31, 2019 is expected to be delivered to us in the form of inventory purchase through the third and fourth quarters in 2019.

Lines of Credit

On September 19, 2017, Diamond Bar extended the line of credit up to a maximum of $8,000,000 to maturity on June 1, 2019. The annual interest rate was 5.50% as of March 31, 2019. The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of March 31, 2019 and December 31, 2018, Diamond Bar had $0 and $6,248,162 outstanding on the line of credit, respectively. During the three months ended March 31, 2019 and 2018, the Company recorded interest expense of $35,444 and $31,582, respectively. We paid off the line of credit during the three months ended March 31, 2019.

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

Other Long-Term Liabilities

As of March 31, 2019, we recorded long-term taxes payable of $3.4 million, consisting of an income tax payable of $2.01 million, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on our post-1986 foreign unremitted earnings, and a $1.37 million unrecognized tax benefit, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2019. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On December 28, 2018, a Federal class action complaint was filed by George Barney against the Company and its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) in the United States District Court for the Central District of California, claiming the Company violated federal securities laws and pursuing remedies under Sections 10(b) and 20(a) of the Security Exchange Act of 1934 and Rule 10b-5 (the “Complaint”). The Complaint seeks to recover compensatory damages caused by the Company’s alleged violations of federal security laws during the period from December 3, 2015 through December 20, 2018. In reliance solely on a blog appearing in Seeking Alpha on December 21, 2018, the Complaint states that the Company made false and/or misleading statements and/or failed to disclose that: (1) the Company overstated its purported strategic alliance with a customer in China to operate as lead designer and manufacturer for all furnishings in such customer’s planned $460 million senior care center in China; (2) the Company inflated its reported sales in 2016 and 2017 with the Company’s two major customers; and (3) as a result, the Company’s public statements were materially false and misleading at all relevant times.  The Audit Committee engaged the Company’s auditor to perform special procedures to confirm the reported sales.  Those procedures included but were not limited to the examination and testing of relevant documentation relating to the sales made by the Company to the customers identified in the purported research report for the periods 2015-2018, and 100% sampling of all transactions between the Company and the subject customers.  The Audit Committee finished its special procedures in March 2019 and the Company’s independent auditor has reported to the Audit Committee that, regarding the four subject customers mentioned in the purported research report, the special procedures resulted in no evidence of fictitious sales or of fictitious customers. Please see the details in the Form 8-K filed by the Company with SEC on March 29, 2019. Pursuant to a Stipulation approved by the Court, any amendment to the complaint must be filed by May 29, 2019 and no response is required until the earlier of 45 days after an amended complaint is filed or May 29, 2019 (should no amendment be filed).

The Company plans to vigorously defend against this lawsuit.

On March 8, 2019, in the United States District Court for the Central District of California, shareholder Jie Yuan filed a derivative lawsuit purportedly on behalf of the Company against its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) and directors (Charlie Huy La, Bin Liu, Steven Qiang Liu, Umesh Patel, and Min Su) (collectively, the “Defendants”) seeking to recover any losses the Company sustains as a result of alleged securities violations outlined in the Andri Report and Barney securities class action complaint. Specifically, the derivative lawsuit alleges that the Defendants caused the Company to make the alleged false and/or misleading statements giving rise to the putative securities class action.  The Plaintiff also alleges that President and CEO Lam engaged in self-dealing by leasing her property to Diamond Bar, a Company subsidiary, and asserts, in conclusory fashion, that Lam, former CEO and director Ya Ming Wong, former CFO and director Yuen Ching Ho, and director Umesh Patel sold securities during the period of time when the alleged false and/or misleading statements were made “with knowledge of material non-public information . . . .” While the lawsuit is purportedly asserted on behalf of the Company, it is possible that the Company may incur attorneys’ fees in this matter. To the Company’s knowledge, the Complaint has not been served on any of the defendants.

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

NOVA LIFESTYLE, INC.
(Registrant)
Date: May 13, 2019	By:	/s/ Thanh H. Lam
Thanh H. Lam Chairperson and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2019		/s/ Jeffery Chuang
Jeffery Chuang Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)