Form 10-Q
period 2019-06-30
Nova Lifestyle, Inc.
filed 2019-08-14
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 011-36259

NOVA LIFESTYLE, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6565 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,821,485 shares of common stock outstanding as of August 12, 2019.

Nova Lifestyle, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018

	June 30, 2019	December 31, 2018

Assets

Current Assets
Cash and cash equivalents	$3,108,990	$890,408
Accounts receivable, net	8,383,118	67,457,261
Advance to suppliers	55,776,073	10,625,021
Inventories	5,860,096	6,371,112
Prepaid expenses and other receivables	460,225	105,812
Prepaid income tax	13,378	-
Total Current Assets	73,601,880	85,449,614

Noncurrent Assets
Plant, property and equipment, net	153,497	147,096
Operating lease right-of-use assets, net	2,898,222	-
Lease deposit	43,260	43,260
Goodwill	218,606	218,606
Intangible assets, net	3,592,552	3,795,904
Deferred tax asset	-	436,449
Total Noncurrent Assets	6,906,137	4,641,315
Total Assets	$80,508,017	$90,090,929

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018

	June 30, 2019	December 31, 2018

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$212,770	$4,145,927
Line of credit	-	6,248,162
Operating lease liability, current	460,491	-
Advance from customers	70,844	45,309
Accrued liabilities and other payables	454,040	808,629
Income tax payable	-	584,874
Total Current Liabilities	1,198,145	11,832,901

Noncurrent Liabilities
Operating lease liability, non-current	2,456,084	-
Income tax payable	1,944,720	3,351,652
Total Noncurrent Liabilities	4,400,804	3,351,652
Total Liabilities	5,598,949	15,184,553

Contingencies and Commitments

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 28,775,835 and 28,566,652 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	28,776	28,567
Additional paid-in capital	40,139,382	39,841,149
Treasury stock, at cost; 145,690 and nil shares as of June 30, 2019 and December 31, 2018, respectively	(110,034)	-
Statutory reserves	6,241	6,241
Retained earnings	34,844,703	35,030,419
Total Stockholders' Equity	74,909,068	74,906,376
Total Liabilities and Stockholders' Equity	$80,508,017	$90,090,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018

Net Sales	$15,255,010	$46,412,102	$4,594,202	$24,108,630

Cost of Sales	12,275,839	37,305,319	3,623,295	19,903,389

Gross Profit	2,979,171	9,106,783	970,907	4,205,241

Operating Expenses
Selling expenses	811,752	1,681,058	422,513	1,049,905
General and administrative expenses	3,107,813	3,848,564	1,308,973	1,542,891
Total Operating Expenses	3,919,565	5,529,622	1,731,486	2,592,796

Income From Operations	(940,394)	3,577,161	(760,579)	1,612,445

Other Income (Expenses)
Non-operating income, net	37,915	4,082	37,915	4,082
Foreign exchange transaction gain (loss)	(144)	(441)	283	(305)
Interest income (expense), net	25,394	(55,786)	61,536	(24,204)
Financial expense	(78,934)	(69,497)	(42,868)	(38,777)

Total Other Income (Expenses), Net	(15,769)	(121,642)	56,866	(59,204)

Income (Loss) Before Income Taxes	(956,163)	3,455,519	(703,713)	1,553,241

Income Tax (Benefit) expenses	(770,447)	437,193	(665,528)	189,936

Net Income (Loss) and Comprehensive Income (Loss)	(185,716)	3,018,326	(38,185)	1,363,305

Basic weighted average shares outstanding	28,684,450	28,304,183	28,722,717	28,354,830
Diluted weighted average shares outstanding	28,684,450	28,650,857	28,722,717	28,605,132

Net income (loss) per share of common stock
Basic	$(0.01)	$0.11	$-	$0.05
Diluted	$(0.01)	$0.11	$-	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid	Treasury	Statutory	Retained	Total Stockholders'
	Shares	Amount	in Capital	Stock	Reserve	Earnings	Equity
Balance at beginning of period	28,686,452	$28,686	$40,006,170	$-	$6,241	$34,882,888	$74,923,985
Stock issued to employees	7,500	8	5,768	-	-	-	5,776
Stock issued to consultants	81,883	82	67,418	-	-	-	67,500
Stock options vested to board of directors and employees	-	-	60,026	-	-	-	60,026
Common stock repurchased	-	-	-	(110,034)	-	-	(110,034)
Net income	-	-	-	-	-	(38,185)	(38,185)
Balance at end of period	28,775,835	$28,776	$40,139,382	$(110,034)	$6,241	$34,844,703	$74,909,068

	Three Months Ended June 30, 2018
	Common Stock		Additional Paid	Statutory	Retained	Total Stockholders'
	Shares	Amount	in Capital	Reserve	Earnings	Equity
Balance at beginning of period	28,301,738	$28,302	$39,252,246	$6,241	$31,385,815	$70,672,604
Exercise of options - employees	25,000	25	31,475	-	-	31,500
Stock issued to employees	7,500	8	17,018	-	-	17,026
Stock issued to consultants	65,372	65	118,184	-	-	118,249
Stock options vested to board of directors and employees	-	-	81,227	-	-	81,227
Net income	-	-	-	-	1,363,305	1,363,305
Balance at end of period	28,399,610	$28,400	$39,500,150	$6,241	$32,749,120	$72,283,911

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid	Treasury	Statutory	Retained	Total Stockholders'
	Shares	Amount	in Capital	Stock	Reserve	Earnings	Equity

Balance at beginning of period	28,566,652	$28,567	$39,841,149	$-	$6,241	$35,030,419	$74,906,376
Stock issued to employees	15,000	15	11,536	-	-	-	11,551
Stock issued to consultants	194,183	194	144,806	-	-	-	145,000
Stock options vested to board of directors and employees	-	-	141,891	-	-	-	141,891
Common stock repurchased	-	-	-	(110,034)	-	-	(110,034)
Net income	-	-	-	-	-	(185,716)	(185,716)
Balance at end of period	28,775,835	$28,776	$40,139,382	$(110,034)	$6,241	$34,844,703	$74,909,068

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid	Statutory	Retained	Total Stockholders'
	Shares	Amount	in Capital	Reserve	Earnings	Equity

Balance at beginning of period	28,191,927	$28,192	$38,682,377	$6,241	$29,730,794	$68,447,604
Exercise of options - employees	32,730	33	31,467	-	-	31,500
Stock issued to employees	22,500	23	51,053	-	-	51,076
Stock issued to consultants	152,453	152	249,948	-	-	250,100
Stock options vested to board of directors and employees	-	-	485,305	-	-	485,305
Net income	-	-	-	-	3,018,326	3,018,326
Balance at end of period	28,399,610	$28,400	$39,500,150	$6,241	$32,749,120	$72,283,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

	Six Months Ended June 30,
	2019	2018

Cash Flows From Operating Activities
Net (loss) income	$(185,716)	$3,018,326
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	221,862	222,741
Deferred tax benefit	436,449	-
Stock compensation expense	309,263	843,296
Changes in bad debt allowance	(219,746)	169,909
Changes in operating assets and liabilities:
Accounts receivable	59,307,804	(1,437,647)
Advance to suppliers	(45,151,052)	(7,290,203)
Inventories	511,016	491,615
Other current assets	(379,153)	(69,820)
Operating lease right-of-use assets, net	18,353	-
Accounts payable	(3,933,156)	2,975,339
Advance from customers	25,535	28,982
Accrued liabilities and other payables	(354,587)	(206,281)
Taxes payable	(2,005,184)	209,993
Net Cash Provided by (Used in) Operating Activities	8,601,688	(1,043,750)

Cash Flows From Investing Activities
Purchase of property and equipment	(24,911)	(11,499)
Net Cash Used in Investing Activities	(24,911)	(11,499)

Cash Flows From Financing Activities
Proceeds from line of credit and bank loan	17,512,205	39,802,918
Repayment to line of credit and bank loan	(23,760,366)	(36,698,206)
Proceeds from the exercise of options for common stocks	-	31,500
Repurchase of treasury stock	(110,034)	-
Net Cash (Used in) Provided by Financing Activities	(6,358,195)	3,136,212

Net increase in cash and cash equivalents	2,218,582	2,080,963

Cash and cash equivalents, beginning of period	890,408	5,722,716

Cash and cash equivalents, end of period	$3,108,990	$7,803,679

Supplemental Disclosure of Cash Flow Information
Cash paid during the periods for:
Income tax payments	$800,000	$227,200
Interest expense	$37,009	$55,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

Note 1 - Organization and Description of Business

Nova LifeStyle, Inc. (“Nova LifeStyle” or the “Company”), formerly known as Stevens Resources, Inc., was incorporated in the State of Nevada on September 9, 2009.

The Company is a U.S. holding company with no material assets other than the ownership interests of its subsidiaries through which it markets, designs and sells furniture worldwide: Nova Furniture Limited in the British Virgin Islands (“Nova Furniture”), Nova Furniture Ltd. in Samoa (“Nova Samoa”), Bright Swallow International Group Limited (“Bright Swallow” or “BSI”), Nova Furniture Macao Commercial Offshore Limited (“Nova Macao”) and Diamond Bar Outdoors, Inc. (“Diamond Bar”).

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

On December 7, 2017, Nova LifeStyle, Inc. incorporated i Design Blockchain Technology, Inc. (“i Design”) under the laws of the State of California. The purpose of i Design is to build the Company’s own blockchain technology team. This new company will focus on the application of blockchain technology in the furniture industry, including encouraging and facilitating interactions among designers and customers, and building a blockchain-powered platform that enables designers to showcase their products, including current and future furniture designs. This company is in the planning stage and has had minimal operations to date.

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

The interim condensed consolidated financial information as of June 30, 2019 and for the six and three month periods ended June 30, 2019 and 2018 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC on April 1, 2019.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of June 30, 2019, its interim condensed consolidated results of operations and cash flows for the six and three month periods ended June 30, 2019 and 2018, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Recently Adopted Accounting Pronouncements

On January 1, 2019, the Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. For information regarding the impact of Topic 842 adoption, see Significant Accounting Policies - Leases and Note 12 – Commitments and Contingencies.

Significant Accounting Policies - Leases

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with its historical accounting under Topic 840.

The Company elected the package of practical expedients permitted under the transition guidance, which allowed it to carry forward its historical lease classification, its assessment on whether a contract was or contains a lease, and its initial direct costs for any leases that existed prior to January 1, 2019. The Company also elected to combine its lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term.

Upon adoption, the Company recognized total ROU assets of $3.13 million, with corresponding liabilities of $3.13 million on the condensed consolidated balance sheets. The ROU assets include adjustments for prepayments and accrued lease payments. The adoption did not impact its beginning retained earnings, or its prior year condensed consolidated statements of income and statements of cash flows.

Under Topic 842, the Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of its leases do not provide an implicit rate, it uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise such options.

Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current and non-current operating lease liabilities, on the condensed consolidated balance sheets.

Business Combination

For a business combination, the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree are recognized at the acquisition date and measured at their fair values as of that date. In a business combination achieved in stages, the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, are recognized at the full amounts of their fair values. In a bargain purchase in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, that excess in earnings is recognized as a gain attributable to the acquirer.

Deferred tax liability and assets are recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 740-10.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the two-step goodwill impairment test for the Diamond Bar reporting unit.  Accordingly, as of June 30, 2019 and 2018, the Company concluded there was no impairment of goodwill of Diamond Bar.

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

Balance at January 1, 2019	$224,795
Reversal – recoveries by cash	(219,746)
Balance at June 30, 2019	$5,049

During the six months ended June 30, 2019 and 2018, bad debts (reversal) expenses were ($219,746) and $169,909, respectively; and $(50,314) and $(152,061) for the three months ended June 30, 2019 and 2018, respectively.

Advances to Suppliers

Advances to suppliers are reported net of allowance when the Company determines that amounts outstanding are not likely to be collected in cash or utilized against purchase of inventories. Based on its historical record and actual practice, the Company receives goods within 5 to 9 months from the date the advance payment is made. As such, no reserve on supplier prepayments had been made or recorded by the Company. Any provisions for allowance for advances to suppliers, if deemed necessary, are included in general and administrative expenses in the consolidated statements of comprehensive income (loss). During the six and three months ended June 30, 2019 and December 31, 2018, no provision was made on advances to suppliers.

Inventories

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. The Company did not record any write-downs of inventories at June 30, 2019 and December 31, 2018.

Plant, Property and Equipment

Plant, property and equipment are stated at cost, net of accumulated depreciation and impairment losses, if any. Expenditures for maintenance and repairs are expensed as incurred, while additions, renewals and improvements are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with no salvage value and estimated lives as follows:

Computer and office equipment	5 – 10 years
Decoration and renovation	5 – 10 years

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

Based on its review, the Company believes that as of June 30, 2019 and December 31, 2018, there was no impairment of its long-lived assets.

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to additional paid-in capital using the average-cost method. Upon retirement of treasury stock, the amounts in excess of par value are charged entirely to retained earnings.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expenses were $55,272 and $78,805 for the six months ended June 30, 2019 and 2018, respectively. Research and development expenses were $38,751 and $13,216 for the three months ended June 30, 2019 and 2018, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax benefits for the six and three months ended June 30, 2019 of approximately $770,000 and $665,000 are primarily related to a reversal of tax liability reserves due to a statute of limitations expiration in 2019 and quarter-to-date losses generated from U.S. operations. The income tax expenses for the six and three months ended June 30, 2018 were approximately $437,000 and $190,000 and were primarily related to income from operations.

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

Nova Lifestyle, Inc. and Diamond Bar Outdoors, Inc. (“Diamond Bar”) are subject to U.S. federal and state income taxes. Nova Furniture BVI and Bright Swallow International Group Limited (“BSI”) were incorporated in the BVI, Nova Samoa was incorporated in Samoa, and Nova Macau was incorporated in Macau. There is no income tax for companies domiciled in the BVI, Samoa and Macau. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to the BVI, Samoa and Macau tax jurisdictions where Nova Furniture BVI and BSI, Nova Samoa and Nova Macau are domiciled.

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings, such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the quarter ended June 30, 2019, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

A reconciliation of the January 1, 2019 through June 30, 2019 amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

Gross UTB 2019

Balance – January 1, 2019	$722,054
Decrease in unrecorded tax benefits taken	600,287

Balance – June 30, 2019	$121,767

At June 30, 2019 and December 31, 2018, the Company had cumulatively accrued approximately $3,500 and $619,000 for estimated interest and penalties related to unrecognized tax benefits, respectively. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax (benefit) expense, which totaled approximately ($640,000) and $63,000 for the six months ended June 30, 2019, and 2018, respectively; and ($664,000) and $31,000 for the three months ended June 30, 2019 and 2018, respectively. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

As of June 30, 2019 and December 31, 2018, a total of $125,000 and $1.34 million, respectively, of unrecognized tax benefit was recorded as long-term taxes payable, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. Other long-term taxes payable as of June 30, 2019 and December 31, 2018 consisted of an income tax payable of $1.82 million and $2.01 million, respectively, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on its post-1986 foreign unremitted earnings. The Company elected to pay the one-time transition tax over eight years, commencing in April 2018.

Revenue Recognition

The Company recognizes revenues when its customers obtain control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identifies contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenues when (or as) it satisfies the performance obligation.

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

The Company’s sales policy allows for product returns within the warranty period if the product is defective and the defects are the Company’s fault.  As alternatives for the product return option, the customers have options of requesting a discount from the Company for products with quality issues or receiving replacement parts from the Company at no cost. The amount for product returns, the discount provided to the Company’s customers and the costs for replacement parts were immaterial for the three months ended June 30, 2019 and 2018.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the six months ended June 30, 2019 and 2018, shipping and handling costs (income) were $863 and $(6,277), respectively; and $454 and $(6,461) for the three months ended June 30, 2019 and 2018.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense was $138,694 and $544,316 for the six months ended June 30, 2019 and 2018, respectively; and $121,622 and $351,737 for the three months ended June 30, 2019 and 2018.

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

The following table presents a reconciliation of basic and diluted (loss) income per share for the six and three months ended June 30, 2019 and 2018:

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018

Net (Loss) Income	$(185,716)	$3,018,326	$(38,185)	$1,363,305

Weighted average shares outstanding – basic*	28,684,450	28,304,183	28,722,717	28,354,830
Dilutive stock options and unvested restricted stock	-	346,674	-	250,302
Weighted average shares outstanding – diluted	28,684,450	28,650,857	28,722,717	28,605,132

Net (loss) income per share of common stock
Basic	$(0.01)	$0.11	-**	$0.05
Diluted	$(0.01)	$0.11	-**	$0.05

*	Including 954,350 and 821,534 shares that were granted and vested but not yet issued for the six months ended June 30, 2019 and 2018, respectively.

**	Less than $0.01

For the six and three months ended June 30, 2019 and 2018, 858,334 shares purchasable under warrants, 57,500 shares of unvested restricted stock and options to purchase 1,367,500 shares of the Company’s stock were anti-dilutive and were excluded from EPS calculation.

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

Two customers accounted for 56% (45% and 11% each) of the Company’s sales for the six months ended June 30, 2019 and two customers accounted for 42% (23%, and 19% each) of the Company’s sales for the same period of 2018. Two customers accounted for 29% (17% and 12% each) of the Company’s sales for the three months ended June 30, 2019 and two customers accounted for 40% (28% and 12% each) of the Company’s sales for the same period of 2018. Gross accounts receivable from these customers were $7,676,042 and $42,590,217 as of June 30, 2019 and 2018, respectively.

The Company purchased its products from three major vendors during the six months ended June 30, 2019 and 2018, accounting for a total of 72% (38%, 22% and 12% each) and 68% (24%, 23% and 21% each) of the Company’s purchases, respectively. The Company purchased its products from three major vendors during the three months ended June 30, 2019 and 2018, accounting for a total of 74% (49%, 14% and 11% each) and 54% (25%, 18%, and 11% each) of the Company’s purchases, respectively. Advances made to these vendors were $22,699,028 and $14,846,106 as of June 30, 2019 and 2018, respectively. Accounts payable to these vendors were $19,383 and $3,093,608 as of June 30, 2019 and 2018, respectively.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of ASC 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The new guidance is effective for SEC filers for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early adoption is permitted. The Company is evaluating the effects of the adoption of this guidance and currently believes that it will impact the accounting of the share-based awards granted to non-employees.

Note 3 - Inventories

The inventories as of June 30, 2019 and December 31, 2018 totaled $5,860,096 and $6,371,112, respectively, and were all finished goods.

Note 4 - Plant, Property and Equipment, Net

As of June 30, 2019 and December 31, 2018, plant, property and equipment consisted of the following:

	June 30, 2019	December 31, 2018

Computer and office equipment	$345,151	$320,239
Decoration and renovation	118,858	118,858
Less: accumulated depreciation	(310,512)	(292,001)
	$153,497	$147,096

Depreciation expense was $18,510 and $19,389 for the six months ended June 30, 2019 and 2018, respectively; and $9,141 and $9,048 for the three months ended June 30, 2019 and 2018, respectively.

Note 5 - Intangible Assets, net

The Company acquired a customer relationship with a fair value of $50,000 on August 31, 2011, as part of its acquisition of Diamond Bar. Concurrently with its acquisition of Diamond Bar, the Company entered into a trademark purchase and assignment agreement for all rights, title and interest in two trademarks (Diamond Sofa and Diamond Furniture) for $200,000 paid in full at the closing. Amortization of said customer relationship and the trademarks is provided using the straight-line method and estimated lives were 5 years each.

The Company acquired a customer relationship with a fair value of $6,100,559 on April 24, 2013, as part of its acquisition of Bright Swallow. Amortization of said customer relationship is provided using the straight-line method and its estimated life was 15 years.

Intangible assets consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

Customer relationship	$6,150,559	$6,150,559
Trademarks	200,000	200,000
Less: accumulated amortization	(2,758,007)	(2,554,655)
	$3,592,552	$3,795,904

Amortization of intangible assets was $203,352 and $101,676 for the six and three months ended June 30, 2019 and 2018, respectively.

Estimated amortization expense relating to the existing intangible assets with finite lives for each of the next five years is as follows:

12 months ending June 30,
2020	$406,704
2021	406,704
2022	406,704
2023	406,704
2024	406,704

Note 6 - Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

Prepaid expenses	$314,321	$96,197
Other receivables	145,904	9,615
Total	$460,225	$105,812

As of June 30, 2019 and December 31, 2018, prepaid expenses and other receivables mainly represented prepaid insurance, Paypal account balance and an account balance with a stock broker in connection with the share repurchase program (Note 10).

Note 7 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

Other payables	$71,113	$49,441
Salary payable	16,905	46,081
Financed insurance premiums	255,884	39,202
Accrued rents	14,355	2,951
Accrued commission	56,339	623,372
Accrued expenses, others	39,444	47,582
Total	$454,040	$808,629

As of June 30, 2019 and December 31, 2018, other accrued expenses mainly included legal and professional fees, transportation expenses and utilities. Other payables represented other tax payable and meal expenses.

Note 8 - Lines of Credit

On September 19, 2017, Diamond Bar extended the line of credit up to a maximum of $8,000,000 to mature on June 1, 2019. The annual interest rate was 5.50% as of June 30, 2019. The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of June 30, 2019 and December 31, 2018, Diamond Bar had $0 and $6,248,162 outstanding on the line of credit, respectively.  During the six months ended June 30, 2019 and 2018, the Company recorded interest expense of $35,444 and $55,828, respectively; and $0 and $24,246 for the three months ended June 30, 2019 and 2018, respectively. The Company paid off the lines of credit during the six months ended June 30, 2019.

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

Note 9 - Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president who is currently also the Chief Executive Officer and Chairman of the Board. The lease is to be renewed and has been renewed each year since 2011. On March 27, 2019, the Company renewed the lease for an additional one year term. The lease was for the amount of $34,561, with a term of one year and only for use during two furniture exhibitions to be held between April 1, 2019 and March 31, 2020. During the six months ended June 30, 2019 and 2018, the Company paid rental amounts of $17,281 and $17,281 that are included in selling expenses, respectively; and $0 and $17,281 for the three months ended June 30, 2019 and 2018, respectively.

On January 4, 2018, the Company entered into a sales representative agreement with a consulting firm, which is owned by the Chief Executive Officer and Chairman of the Board, for sales representative service for a term of two years. The Company agreed to compensate the sales representative via commission at predetermined rates of the relevant sales amount. During the six months ended June 30, 2019 and 2018, the Company recorded $69,111 and $55,767 as commission expense to this sales representative, respectively; and $25,069 and $42,629 for the three months ended June 30, 2019 and 2018, respectively.

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

On June 4, 2019, the Board of Directors of the Company adopted a 10b-18 share repurchase program to repurchase up to $2 million of its common stock. The share repurchase authorization permits shares to be repurchased from time to time at the discretion of the Company’s management, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The program is effective as of June 5, 2019 and will expire on June 4, 2020. As of June 30, 2019, the Company had repurchased 145,690 shares of its common stock.

Warrants

The following is a summary of the warrant activity for the six months ended June 30, 2019:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2019	858,334	$2.71	1.92
Exercisable at January 1, 2019	858,334	2.71	1.92
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at June 30, 2019	858,334	$2.71	1.42
Exercisable at June 30, 2019	858,334	$2.71	1.42

Shares Issued to Consultants

On February 1, 2016, the Company entered into an agreement with a consultant for E-Commerce consulting services with a term of 24 months. The Company agreed to grant the consultant 10,000 shares of the Company’s common stock per month, for a total commitment of 240,000 shares. Twelve and half percent (12.5%) of those shares vested on April 30, 2016, 12.5% on July 30, 2016, 12.5% on October 31, 2016, 12.5% on January 31, 2017, 12.5% on April 30, 2017, 12.5% on July 30, 2017, 12.5% on October 31, 2017, and the remaining 12.5% on January 31, 2018. The fair value of the 240,000 shares was $326,400, which was calculated based on the stock price of $1.36 per share on February 1, 2016, the date the agreement was executed, and was amortized over the service term. During the six months ended June 30, 2019 and 2018, the Company amortized $0 and $13,600 as consulting expenses, respectively; and $0 for the three months ended June 30, 2019 and 2018.

On June 30, 2017, the Company entered into a consulting agreement with a consultant for business advisory services for a term of 12 months. The Company agreed to compensate the consultant a one-time amount of $10,000 worth of shares of the Company’s common stock based on the price per share on June 30, 2017. The Company also granted the consultant $10,000 worth of shares of the Company’s common stock per month starting from July 1, 2017 for a period of 12 months. The shares were granted pursuant to Nova LifeStyle, Inc.’s 2014 Omnibus Long-Term Incentive Plan (the “Plan”) approved by the Board of Directors (“Board”) of the Company on May 13, 2014 and ratified at the annual shareholder meeting on June 30, 2014. The Plan was registered under Form S-8 on July 30, 2014. On June 12, 2018, the Company renewed the agreement with the consultant for an additional year and agreed to compensate the consultant $10,000 worth of shares of the Company’s common stock per month starting from July 1, 2018 for a period of 12 months. The shares will be issued pursuant to the Plan. On January 31, 2019, the Company terminated the agreement. During the six months ended June 30, 2019 and 2018, the Company recorded $10,000 and $65,000 as consulting expense, respectively; and $0 and $32,500 for the three months ended June 30, 2019 and 2018, respectively.

On November 16, 2017, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2017 for one year. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock. Twenty-five percent (25%) of those shares vested on February 15, 2018, 25% on May 15, 2018, 25% will vest on August 15, 2018 and the remaining 25% vested on November 15, 2018. The fair value of 100,000 shares was $173,000, which was calculated based on the stock price of $1.73 per share on November 16, 2017 and was amortized over the service term. The shares were granted pursuant to the Plan. During the six months ended June 30, 2019 and 2018, the Company amortized $0 and $85,789 as consulting expense, respectively; and $0 and $43,131 for the three months ended June 30, 2019 and 2018, respectively.

On December 10, 2017, the Company entered into a consulting agreement with a consultant for business advisory services effective as of January 1, 2018 and ending on December 31, 2018. The Company agreed to compensate the consultant a one-time amount of $15,000 worth of shares of the Company’s common stock based on the price per share on December 15, 2017. The Company also granted the consultant $15,000 worth of shares of the Company’s common stock per month starting from January 1, 2018 for 12 months. The shares were granted pursuant to the Plan. During the six months ended June 30, 2019 and 2018, the Company amortized $0 and $97,500 as consulting expense, respectively; and $0 and $48,750 for the three months ended June 30, 2019 and 2018, respectively.

On November 16, 2018, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2018 for one year. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock. Twenty-five percent (25%) of those shares vested on February 15, 2019 and 25% on May 15, 2019; 25% will vest on August 15, 2019 and the remaining 25% will vest on November 15, 2019. The fair value of 100,000 shares was $90,000 which was calculated based on the stock price of $0.90 per share on November 16, 2018 and will be amortized over the service term. The shares would be issued pursuant to the Plan. During the six and three months ended June 30, 2019, the Company amortized $45,000 and $22,500 as consulting expenses, respectively.

On December 1, 2018, the Company entered into a consulting agreement with a consultant for business advisory services effective as of January 1, 2019 and ending on December 31, 2019. The Company granted the consultant $15,000 worth of shares of the Company’s common stock per month starting from January 1, 2019 for 12 months. The shares were granted pursuant to the Plan. During the six and three months ended June 30, 2019, the Company amortized $90,000 and $45,000 as consulting expenses, respectively.

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

Shares and Options Issued to Independent Directors

On April 10, 2017, the Company entered into a restricted stock award agreement under the 2014 Omnibus Long-Term Incentive Plan with a new independent director of the Board. The Company agreed to grant $20,000 worth of stock to the independent director with a grant date on April 10, 2017. The restricted period lapses as of 50% of the restricted stock granted vested on April 10, 2017 based on the closing price of common stock on Nasdaq as of April 10, 2017, and 50% of the restricted stock granted vested on June 30, 2017 based on the closing price of common stock on Nasdaq as of June 30, 2017. During the six and three months ended June 30, 2018, the Company amortized $0 and $1,260 as directors’ stock compensation expenses, respectively.

On September 26, 2017, the Company entered into stock option agreements under the 2014 Omnibus Long-Term Incentive Plan with the three independent members of the board of directors. The Company agreed to grant the Company’s three independent directors options to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $1.65 per share, with a term of 5 years. Twenty-five percent (25%) of those stock options vested on September 30, 2017, 25% on December 31, 2017, 25% on March 31, 2018, and the remaining 25% vested on June 30, 2018.

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

On November 7, 2018, the Company entered into stock option agreements under the 2014 Omnibus Long-Term Incentive Plan with the three independent members of the board of directors. The Company agreed to grant the Company’s three independent directors options to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $1.18 per share, with a term of 5 years. Twenty-five percent (25%) of those stock options vested on November 30, 2018, 25% on will vest on February 28, 2019, 25% on May 31, 2019, and the remaining 25% will vest on August 31, 2019. The fair value of the stock options granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”) as described above. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 84%, risk free interest rate of 3.07%, and dividend yield of 0%. The fair value of 300,000 stock options was $240,105 at the grant date. During the six and three months ended June 30, 2019, the Company recorded $120,052 and $60,026 as directors’ stock compensation expenses, respectively.

Shares Issued to Employees and Service Providers

On May 18, 2016, the Company entered into agreements with three designers for product design services for a term of 24 months. The Company agreed to grant each designer 240,000 shares of the Company’s common stock. Twenty five percent (25%) of those shares vested on May 31, 2016, 25% on December 18, 2016, 25% on June 18, 2017 and the remaining 25% on December 18, 2017. The fair value of these shares was $388,800, which was calculated based on the stock price of $0.54 per share on May 18, 2016, the date the agreement was executed, and was amortized over the service term. During the six and three months ended June 30, 2018, the Company amortized $72,967 and $47,934 as stock compensation expenses, respectively.

On February 27, 2018, the Company renewed an employment agreement with the Company’s Corporate Secretary for a term of one year. The Company agreed to grant an award of 30,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $68,100, which was calculated based on the stock price of $2.27 per share on February 27, 2018, the date the awards were determined by the Compensation Committee of the Board. Twenty-five percent (25%) of those shares vested on February 27, 2018, 25% on March 31, 2018, 25% on June 30, 2018 and the remaining 25% vested on September 30, 2018. During the six months ended June 30, 2019 and 2018, the Company amortized $10,821 and $23,135 as stock compensation, respectively; and $0 and $16,978 for the three months ended June 30, 2019 and 2018, respectively.

On December 13, 2018, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year. The Company agreed to grant an award of 30,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $23,100, which was calculated based on the stock price of $0.77 per share on December 13, 2018, the date the awards were determined by the Compensation Committee of the Board. Twenty-five percent (25%) of those shares vested on December 13, 2018, 25% on March 31, 2019, 25% on June 30, 2019 and the remaining 25% vested on September 30, 2019. During the six and three months ended June 30, 2019, the Company amortized $11,550 and $5,775 as stock compensation, respectively.

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

The fair value of the stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”) as described in options to independent directors above. The fair value of the option granted to employees is recognized as compensation expense over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions, estimated life of ten years, volatility of 84%, risk free interest rate of 1.70%, and dividend yield of 0%. The fair value of 780,000 stock options was $643,182 at the grant date. During the six and three months ended June 30, 2018, the Company recorded $0 and $321,591 as stock compensation, respectively.

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

The fair value of the option granted to CFO in 2018 is recognized as compensation expense over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 84%, risk free interest rate of 2.72%, and dividend yield of 0%. The fair value of 35,000 stock options was $43,680 at the grant date. During the six and three months ended June 30, 2019, the Company recorded $21,840 and $0 as stock compensation, respectively.

As of June 30, 2019, unrecognized share-based compensation expense related to options was $60,026.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value(1)		Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2019	1,367,500	1.34	$		3.96
Exercisable at January 1, 2019	1,125,000	1.37	$		3.75

Granted	-
Exercised	-
Forfeited	-	-			-
Outstanding at June 30, 2019	1,367,500	$1.34		$-	$3.46
Exercisable at June 30, 2019	1,292,500	$1.35		$-	$3.41

(1)	The intrinsic value of the stock options at June 28, 2019 is the amount by which the market value of the Company’s common stock of $0.70 as of June 28, 2019 exceeds the exercise price of the option.

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

Surplus Reserve Fund

At June 30, 2019 and December 31, 2018, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital.

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

Note 11 - Geographical Sales

Geographical distribution of sales consisted of the following for the six and three months ended June 30, 2019 and 2018:

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018

Geographical Areas
North America	$7,859,715	$26,986,778	$3,665,165	$14,269,293
China	6,834,461	-	555,757	-
Australia	-	10,526,688	-	6,866,223
Asia*	-	8,861,645	-	2,936,123
Hong Kong	267,935	-	267,935	-
Other countries	292,899	36,991	105,345	36,991
	$15,255,010	$46,412,102	$4,594,202	$24,108,630

* excluding China and Hong Kong

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

On January 7, 2014, the Company entered into a sublease agreement with Diamond Bar for warehouse space with a five-year term commencing on November 1, 2013 and which expired on October 31, 2018. The Company subleased a portion of its warehouse space to one of its customers with a one-year term commencing on December 1, 2013 and expiring on November 30, 2014, which has been renewed every year and expired on October 31, 2018 and was not renewed. The sublease income of $6,000 per month was recorded against the rental expense. During the six and three months ended June 30, 2018, the Company recorded $36,000 and $18,000 in sublease income, respectively.

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

Total rental payments for the six months ended June 30, 2019 and 2018 were $577,509 and $397,394, respectively; and $277,070 and $198,325 for the three months ended June 30, 2019 and 2018, respectively.

The components of lease costs, lease term and discount rate with respect of leases with an initial term of more than 12 months are as follows:

	Six Months Ended	Three Months Ended
	June 30, 2019	June 30, 2019

Operating lease cost	$310,490	$146,068
Weighted Average Remaining Lease Term - Operating leases	5.33 years
Weighted Average Discount Rate - Operating leases	5%

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2019:

Operating Leases
The remainder of 2019	$295,058
Fiscal year 2020	604,811
Fiscal year 2021	622,956
Fiscal year 2022	641,644
Fiscal year 2023	660,894
Thereafter	508,000
Total undiscounted cash flows	3,333,363
Less: imputed interest	(416,788)
Present value of lease liabilities	$2,916,575

Legal Proceedings

On December 28, 2018, a federal putative class action complaint was filed by George Barney against the Company and its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) in the United States District Court for the Central District of California, claiming the Company violated federal securities laws and pursuing remedies under Sections 10(b) and 20(a) of the Security Exchange Act of 1934 and Rule 10b-5. Richard Deutner and ITENT EDV were subsequently substituted as plaintiffs and, on June 18, 2019, they filed an Amended Complaint.  In the Amended Complaint, plaintiffs seek to recover compensatory damages caused by the Company’s alleged violations of federal securities laws during the period from December 3, 2015 through December 20, 2018.  Plaintiffs claim that the Company: (1) overstated its purported strategic alliance with a customer in China to operate as lead designer and manufacturer for all furnishings in such customer’s planned $460 million senior care center in China; (2) the Company inflated its reported sales in 2016 and 2017 with the Company’s two major customers; and (3) as a result, the Company’s public statements were materially false and misleading at all relevant times.  In support of these claims, plaintiffs rely primarily upon a blog appearing in Seeking Alpha on December 21, 2018 in which it was claimed that an investigation of the Company failed to confirm the existence of several entities identified as significant customers,  Plaintiffs purported to verify some of the information alleged in the Seeking Alpha blog.   The Company denies the material allegations of the Amended Complaint and plans to defend the action vigorously.  On August 2, 2019, defendants moved to dismiss the Amended Complaint for failure to state a claim upon which relief can be granted.  Defendants argued that the Seeking Alpha blog was not a sufficiently reliable source to serve as the basis of a federal securities claim, that plaintiffs used the wrong company names in seeking to locate the Company’s customers, plaintiffs could not establish loss causation, and plaintiffs did not adequately allege intentional or reckless misrepresentations.

Independent of the litigation, the Audit Committee engaged the Company’s auditor to perform special procedures to confirm the reported sales.  Those procedures included but were not limited to the examination and testing of relevant documentation relating to the sales made by the Company to the customers identified in the purported research report for the periods 2015-2018, and 100% sampling of all transactions between the Company and the subject customers.  The Audit Committee finished its special procedures in March 2019 and the Company’s independent auditor has reported to the Audit Committee that, regarding the four subject customers mentioned in the purported research report, the special procedures resulted in no evidence of fictitious sales or of fictitious customers. Please see the details in the Form 8-K filed by the Company with SEC on March 29, 2019.

On March 8, 2019, in the United States District Court for the Central District of California, shareholder Jie Yuan (“Jie Action”) filed a derivative lawsuit purportedly on behalf of the Company against its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) and directors (Charlie Huy La, Bin Liu, Steven Qiang Liu, Umesh Patel, and Min Su) (collectively, the “Defendants”) seeking to recover any losses the Company sustains as a result of alleged securities violations outlined in the Andri Report and Barney securities class action complaint. Specifically, the derivative lawsuit alleges that the Defendants caused the Company to make the alleged false and/or misleading statements giving rise to the putative securities class action.  The Plaintiff also alleges that President and CEO Lam engaged in self-dealing by leasing her property to Diamond Bar, a Company subsidiary, and asserts, in conclusory fashion, that Lam, former CEO and director Ya Ming Wong, former CFO and director Yuen Ching Ho, and director Umesh Patel sold securities during the period of time when the alleged false and/or misleading statements were made “with knowledge of material non-public information . . . .”

On May 15, 2019, Wilson Samuels also filed a putative derivative complaint purportedly on behalf of the Company against the same current and former directors and officers named in the Jie Action other than Steven Qiang Liu. That action was filed in the United States District Court for the Central District of California. Samuels repeats the allegations of the Complaint in the Jie Action.  Additionally, Samuels claims that, in announcing its change of auditing firms in September 2016, the Company asserted that this change was made because its existing auditor ceased auditing public companies subject to regulation in the United States without disclosing that its new auditing firm was created in a merger of three accounting firms, including a firm whose registration was revoked by the Public Company Accounting Oversight Board.  Samuels also claims that the Company redeemed its stock in reliance upon the same purported fraudulent recognition of revenues claimed in the putative class action.  He purports to state direct claims under Sections 10(b) and 20 of the Exchange Act and SEC Rule 10b-5.

While these derivative actions are purportedly asserted on behalf of the Company, it is possible that the Company may directly incur attorneys’ fees and is advancing the costs of defense for its current directors and officers.  The Company believes there is no basis to the derivative complaints and they will be vigorously defended.

Other than the above, the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

Note 13 - Subsequent Events

The Company has evaluated all events that have occurred subsequent to June 30, 2019 through the date that the consolidated financial statements were issued, and no subsequent event has been identified.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”). All references to the second quarter and first six months of 2019 and 2018 mean the three and six-month periods ended June 30, 2019 and 2018. In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2018 Form 10-K.

Overview

Nova LifeStyle, Inc. is a distributor of contemporary styled residential and commercial furniture incorporated into a dynamic marketing and sales platform offering retail as well as online selection and global purchase fulfillment.  We monitor popular trends and products to create design elements that are then integrated into our product lines that can be used as both stand-alone or whole-room and home furnishing solutions.  Through our global network of retailers, e-commerce platforms, stagers and hospitality providers, Nova LifeStyle also sells (through an exclusive third-party manufacturing partner) a managed variety of high quality bedding foundation components.

Nova LifeStyle’s brand family currently includes Diamond Sofa (www.diamondsofa.com) and Bright Swallow.

Our customers principally consist of distributors and retailers with specific geographic territories that deploy middle to high end private label home furnishings which have very little competitive overlap within our specific furnishings products or product lines.  Nova LifeStyle is constantly seeking to integrate new sources of distribution and manufacturing that are properly aligned with our growth strategy. This, allows us to continually focus on building both our overall distribution and manufacturing relationships through a deployment of popular, as well as trend-based, furnishing solutions worldwide.

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

Principal Factors Affecting Our Financial Performance

At the beginning of 2019 we commenced a transition of our business.  We began moving away from low cost, low margin products to a mix of products that appeal to a higher-end ultimate consumer.  This move is intended to improve our gross profit margin, receivable collections and net profitability, and to increase our return on equity long-term, over the long-term.  We determined to terminate sales and marketing efforts to customers that represented high purchase volume but low profit margin, and we adjusted our product line, which included the launch of our Summer 2019 Collection in the Las Vegas Market, with a view to attracting a higher-end ultimate customer. We believe these new strategies and our recent launch of our Summer 2019 Collection will provide us with significant long term growth opportunities.  The  transition is expected to continue to adversely impact our revenue and our net profit in the short-term as we roll out new products and market those products to our existing client base and to new potential customers better suited for the higher end products, and as we assessed our new products’ market acceptance.  Significant factors that we believe could affect our operating results are the (i) prices of our products to our international retailer and wholesaler customers and their markups to end consumers; (ii) consumer acceptance of our new brands and product collections; (iii) general economic conditions in the U.S., Chinese, Canadian, European and other international markets; and (iv) trade tariffs imposed by the United States on certain products manufactured in China. We believe most of our customers are willing to pay higher prices for our high quality and stylish products, timely delivery, and strong production capacity, which we expect will allow us to maintain high gross profit margins for our products. We do not manufacture our products, rather we utilize third party manufacturers. In response to the tariffs imposed by the United States on certain products manufactured in China, we are attempting to shift a portion of our product manufacturing from third party manufacturers located in China to third party manufacturers located in other parts of Asia, such as Vietnam, India and/or Malaysia, countries unaffected by the tariffs. Implementation of a relocation of manufacturing (which by necessity includes an assessment of the factory’s ability to deliver the quantity of the product, in accordance with the Company’s specifications, and in accordance with the Company’s quality control requirements) is time-consuming but we expect that a portion of our manufacturing will be transitioned to one or more of these venues during 2019.  Some of our manufacturing will continue to be performed in China because the intellectual know-how necessary to manufacture certain products is not generally available in other Asian countries. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites should also allow us to maintain our high gross profit margins. The markets in North America (excluding the United States) and particularly in Europe remain challenging because such markets are experiencing a slower than anticipated recovery from the international financial crisis. However, we believe that discretionary purchases of furniture by middle to upper middle-income consumers, our target global consumer market, will increase along with expected growth in the worldwide furniture trade and the recovery of housing markets. Furthermore, we believe that our expansion of direct sales in the U.S. will have a positive impact on our net sales and net income, while helping to diversify our customer base and end consumer markets.

Critical Accounting Policies

While our significant accounting policies are described more fully in Note 2 to our accompanying unaudited condensed consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this Management’s Discussion and Analysis.

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

Accounts Receivable

Our policy is to maintain an allowance for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  We maintained an allowance for bad debt of $5,049 and $224,795 as of June 30, 2019 and December 31, 2018, respectively. During the three months ended June 30, 2019 and 2018, bad debts reversal were $50,314 and $152,061, respectively. During the six months ended June 30, 2019 and 2018, bad debts (reversal) expenses were ($219,746) and $169,909, respectively. As of June 30, 2019, we had gross receivable of $8,388,167, of which $2,877,184 was over 30 days but within 60 days past due and no balance was over 60 days past due. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing trade accounts receivable. We determine the allowance based on historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

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

Income Taxes

In our interim financial statements, we follow the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby we utilize the expected annual effective rate in determining our income tax provision. The income tax benefits for the six months ended June 30, 2019 of $770,447 was primarily related to a reversal of tax liability reserves due to a statute of limitations expiration in 2019 and quarter-to-date losses generated from U.S. operations. The income tax expense for the six months ended June 30, 2018 is $437,193 and is primarily related to income from operations.

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

Nova Lifestyle, Inc. and Diamond Bar Outdoors, Inc. (“Diamond Bar”) are subject to U.S. federal and state income taxes. Nova Furniture BVI and Bright Swallow International Group Limited (“BSI”) were incorporated in the BVI, Nova Samoa was incorporated in Samoa and Nova Macau was incorporated in Macau. There is no income tax for companies domiciled in the BVI, Samoa and Macau. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to the BVI, Samoa and Macau tax jurisdictions where Nova Furniture BVI and BSI, Nova Samoa and Nova Macau are domiciled.

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the quarter ended June 30, 2019, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

Revenue from product sales is recognized when the customer obtains control of our product, which typically occurs upon delivery to the customer. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

Revenue from product sales is recorded net of reserves established for applicable discounts and allowances that are offered within contracts with our customers.

Product revenue reserves, which are classified as a reduction in product revenues, are generally characterized in the following categories: discounts, returns and rebates. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable as the amount is payable to our customer.

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault.  As alternatives for the product return option, the customers have the option of asking us for a discount for products with quality issues or receiving replacement parts from us at no cost. The amount of reserves for return of products, the discount provided to the customers and cost for the replacement parts were immaterial for the six months ended June 30, 2019.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of ASC 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The new guidance is effective for SEC filers for fiscal years beginning after December 15, 2018, and interim reporting periods within those fiscal years (i.e., January 1, 2020, for calendar year entities). Early adoption is permitted. We are evaluating the effects of the adoption of this guidance and currently believe that it will impact the accounting of the share-based awards granted to non-employees.

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

The following table sets forth the results of our operations for three months ended June 30, 2019 and 2018. Certain columns may not add due to rounding.

	Three Months Ended June 30,
	2019		2018
	$	% of Sales	$	% of Sales
Net sales	4,594,202		24,108,630
Cost of sales	(3,623,295)	(79%)	(19,903,389)	(83%)
Gross profit	970,907	21%	4,205,241	17%
Operating expenses	(1,731,486)	(38%)	(2,592,796)	(11%)
(Loss) Income from operations	(760,579)	(17%)	1,612,445	7%
Other income (expenses), net	56,866	1%	(59,204)	-%
Income tax (benefit) expense	(665,528)	14%	189,936	(1%)
Net (loss) income	(38,185)	(-1%)	1,363,305	6%

Net Sales

Net sales for three months ended June 30, 2019 were $4.59 million, a decrease of 81% from $24.11 million in the same period of 2018. This decrease in net sales resulted primarily from a 52.08% decrease in sales volume and 60.9% decrease in average selling price. Our largest selling product categories in the three months ended June 30, 2019 were sofas, bed and cabinets, which accounted for approximately 60%, 8% and 7% of sales, respectively. In the three months ended June 30, 2018, the largest three selling categories were sofas, TV cabinets and beds, which accounted for approximately 53%, 20% and 8% of sales, respectively.

Our revenue has been adversely impacted by two factors, (a) our decisions to move away from low cost, low margin products to a mix of products that appeal to a higher-end ultimate consumer and to eliminate customers generating low margin sales and customers that have slow payment histories, and (b) the increased trade tariffs imposed by the United States on products manufactured in China. The $19.51 million decrease in net sales in the three months ended June 30, 2019, compared to the same period of 2018, was mainly due to decreased sales to Australia, Asia, and North America. Sales to North America were $3.67 million in the three months ended June 30, 2019, a decrease of 74.3% from $14.27 million in 2018, primarily due to the trade war tariffs, which took effect in September 2018 and have caused a significant number of our sales orders to be held up. We also temporarily eliminated sales to customers generating high volume but low profit margin sales. Sales to Asia, excluding China, decreased 100% to $0 million in the three months ended June 30, 2019, compared to $2.93 million in the same period of 2018. Australia sales also decreased 100% to $0 million in the three months ended June 30, 2019, compared to $6.87 million in 2018. We stopped selling to customers from which it took us a long time to collect our accounts receivable. We thus ceased our marketing efforts in these regions altogether. We changed our sales strategy to seek sales of high margin products and shorter collection time on the customers’ accounts receivable. See the discussion of our tightened credit terms below under the heading Liquidity and Capital Resources.  China sales were $0.55 million in the three months ended June 30, 2019, compared to $0 million in 2018, primarily as a result of increasing sales orders from one of our customers in China. Sales to other countries increased to $0.10 million in the three months ended June 30, 2019, compared to $0.04 million in 2018, primarily due to sales orders from two customers in New Zealand in 2019. Sales to Hong Kong also increased to $0.27 million in the three months ended June 30, 2019, compared to $0 million in 2018, primarily due to sales orders from a customer in Hong Kong.

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales decreased by 82% to $3.62 million in the three months ended June 30, 2019, compared to $19.90 million in the same period of 2018. Cost of sales as a percentage of sales decreased to 79% in the three months ended June 30, 2019, compared to 83% in the same period of 2018. The decrease of cost of sales in dollars is primarily due to decreased sales. The decrease in cost of sales as a percentage of sales resulted primarily a result of our determination to eliminate customers generating low profit margin sales and customers that had a slow payment history during the second quarter of 2019 because of high tariffs for products from China have increased our costs and reduced our profit margin for sales to certain customers.

Gross Profit

Gross profit decreased by 77% to $0.97 million in the three months ended June 30, 2019, compared to $4.2 million in the same period of 2018. Our gross profit margin increased to 21% in the three months ended June 30, 2019, compared to 17% in the same period of 2018. The increase in gross profit margin was mainly due to the decreased cost of products purchased from third-party manufacturers.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development expenses. Operating expenses were $1.73 million in the three months ended June 30, 2019, compared to $2.59 million in the same period of 2018. Selling expenses decreased by 60%, or $0.63 million, to $0.42 million in the three months ended June 30, 2019, from $1.05 million in the same period of 2018, due primarily to decreased sales commissions, marketing, advertising and show expenses. General and administrative expenses decreased by 15%, or $0.23 million, to $1.31 million in the three months ended June 30, 2019, from $1.54 million in the same period of 2018, primarily due to a decrease in travel and entertainment expense of $0.12 million and stock compensation expense of $0.11 million.

Other Income (Expenses), Net

Other income, net, were $56,866 in the three months ended June 30, 2019, compared with other expenses, net, of $59,204 in the same period of 2018, representing an increase in other income of $116,070. The increase in other income was due primarily to the decreased interest expense on our lines of credit to $0 in the three months ended June 30, 2019 from $24,246 in the same period of 2018. We recorded a higher interest income on our increased average balances at banks in 2019. Interest income was $60,838 and $108 for the three months ended June 30, 2019 and 2018, respectively. Also, there was an increase in non-operating income of $33,833 to $37,915, from $4,082 in the same period of 2018.

Income Tax (Benefit) Expense

Income tax benefit was $665,528 in the six months ended June 30, 2019, compared with $189,936 of income tax expense in the same period of 2018. The increase in income tax benefit for the three month period ended June 30, 2019 was primarily related to a reversal of tax liability reserves due to a statute of limitations expiration in 2019 and losses generated from U.S. operations in the quarter ended June 30, 2019. The income tax expense for the three months ended June 30, 2018 was mainly due to taxable income.

Net (Loss) Income

As a result of the foregoing, our net loss was $0.04 million in the three months ended June 30, 2019, as compared with $1.36 million of net income for the same period of 2018.

Comparison of Six Months Ended June 30, 2019 and 2018

The following table sets forth the results of our operations for the six months ended June 30, 2019 and 2018. Certain columns may not add due to rounding.

	Six Months Ended June 30,
	2019		2018
	$	% of Sales	$	% of Sales
Net sales	15,255,010		46,412,102
Cost of sales	(12,275,839)	(80%)	(37,305,319)	(80%)
Gross profit	2,979,171	20%	9,106,783	20%
Operating expenses	(3,919,565)	(26%)	(5,529,622)	(12%)
(Loss) Income from operations	(940,394)	(6%)	3,577,161	8%
Other expenses, net	(15,769)	-%	(121,642)	-%
Income tax (benefit) expense	(770,447)	5%	437,193	(1%)
Net (loss) income	(185,716)	(1%)	3,018,326	7%

Net Sales

Net sales for the six months ended June 30, 2019, were $15.25 million, a decrease of 67% from $46.41 million in the same period of 2018; this decrease in net sales resulted primarily from a 38.77% decrease in sales volume and 47.27% decrease in average selling price. Our largest selling product categories in the six months ended June 30, 2019 were sofas, cabinets and chairs, which accounted for approximately 53%, 17% and 6% of sales, respectively. In the six months ended June 30, 2018, the largest three selling categories were sofas, TV cabinets and beds, which accounted for approximately 57%, 10% and 7% of sales, respectively.

Our revenue has been adversely impacted by two factors, (a) our decisions to move away from low cost, low margin products to a mix of products that appeal to a higher-end ultimate consumer and to eliminate customers generating low margin sales and customers that have slow payment histories, and (b) the increased trade tariffs imposed by the United States on products manufactured in China. The $31.16 million decrease in net sales in the six months ended June 30, 2019, compared to the same period of 2018, includes a $19.13 million decrease in sales in North America, $10.52 million decrease in sales in Australia and $8.86 million decrease in sales in Asia, offset by a $6.83 million increase in sales in China, a $0.27 million increase in sales in Hong Kong and a $0.25 million increase in sales in other countries. North American sales decreased by 70.9% to $7.86 million in the six months ended June 30, 2019, compared to $26.99 million in 2018. Due to higher tariff, we temporarily eliminated sales to customers generating high volume but low profit margin sales. Australia sales were $0 in the six months ended June 30, 2019, compared to $10.52 million in the same period of 2018. Sales to Asia, excluding China, decreased by 100% to $0 million in the six months ended June 30, 2019, compared to $8.86 million in the same period of 2018. We stopped selling to customers with long collection time on their accounts receivable and ceased our marketing efforts in these regions. We changed our sales strategy to aim for sales of high margin products and shorter collection times on the customers’ accounts receivable. China sales were $6.83 million in six months ended June 30, 2019, compared to $0 million in 2018, primarily as a result of increasing sales orders from one of our customers in China. Sales to Hong Kong increased to $0.27 million in six months ended June 30, 2019, compared to $0 million in 2018, primarily as a result of increase of sales orders. Sales to other countries also increased to $0.29 million in six months ended June 30, 2019, compared to $0.04 million sales in 2018, primarily due to an increase in sales orders from two customers in New Zealand.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers. Total cost of sales decreased 67% to $12.3 million in the six months ended June 30, 2019, compared to $37.3 million in the same period of 2018. Cost of sales as a percentage of sales was 80% in the six months ended June 30, 2019 and 2018. The decrease of cost of sales in dollar term is primarily due to the decreased sales.

Gross Profit

Gross profit decreased 67% to $2.98 million in the six months ended June 30, 2019, compared to $9.11 million in the same period of 2018. Our gross profit margin was 20% in the six months ended June 30, 2019 and 2018. The decrease in gross profit in dollar terms resulted primarily from decreased sales in 2019.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development expenses. Operating expenses were $3.92 million in the six months ended June 30, 2019, compared to $5.53 million in the same period of 2018. Selling expenses decreased 52% to $0.81 million in the six months ended June 30, 2019, from $1.68 million in the same period of 2018, due primarily to decreased sales commissions, marketing, advertising and show expenses. General and administrative expense decreased 19% to $3.11 million in the six months ended June 30, 2019, from $3.85 million in the same period of 2018, primarily due to a decrease in bad debt expense of $0.39 million and a decrease in stock-based compensation of $0.53 million.

Other Expenses, Net

Other expenses, net was $15,769 in the six months ended June 30, 2019, compared with other expenses, net, of $121,642 in the same period of 2018, representing a decrease in other expenses of $0.11 million.  Interest expense decreased by $20,384 due to a lower average balance of our lines of credit in the six months ended June 30, 2019. We recorded a higher interest income on our increased average balances at banks in 2019. Interest income was $60,838 and $108 for the six months ended June 30, 2019 and 2018, respectively. Also, there was an increase in non-operating income of $33,833 to $37,915, from $4,082 in the same period of 2018.

Income Tax (Benefit) Expense

Income tax benefit was $770,447 in the six months ended June 30, 2019, compared with $437,193 of income tax expenses in the same period of 2018. The increase in income tax benefit for the six months ended June 30, 2019 was primarily related to a reversal of tax liability reserves due to a statute of limitations expiration in 2019 and losses generated from U.S. operations in the quarter ended June 30, 2019. The income tax expense for the six months ended June 30, 2018 was mainly due to taxable income.

Net (Loss) Income

As a result of the foregoing, our net loss was $0.19 million in the six months ended June 30, 2019, as compared with $3.02 million of net income for the same period of 2018.

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

We had net working capital of $72,403,735 at June 30, 2019, a decrease of $1,212,978 from net working capital of $73,616,713 at December 31, 2018. The ratio of current assets to current liabilities was 61.43-to-1 at June 30, 2019.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2019 and 2018:

	2019	2018
Cash provided by (used in):
Operating activities	$8,601,688	$(1,043,750)
Investing activities	(24,911)	(11,499)
Financing activities	(6,358,195)	(3,136,212)

Net cash provided by operating activities was $8.60 million in the six months ended June 30, 2019, an increase of cash inflow of $9.64 million from $1.04 million of cash used in operating activities in the same period of 2018. The increase of cash inflow was attributable primarily to an increased cash inflow of $60.75 million from accounts receivable to $59.31 million cash inflow in the six months ended June 30, 2019, compared to $1.44 million cash outflow in the same period of 2018, such increase being primarily due to collected accounts receivable from our customers. In the past years, we had allowed our key customers to take longer than the granted credit periods to settle their purchases, in order to boost sales. Starting from the second half of 2018, we had been monitoring them closely for payment but our accounts receivable still reached a record high of $67.5 million as of December 31, 2018, and this negatively impacted to our cash flow from operating activities. In 2019, the industry environment worsened as a result of the imposition by the U.S. of tariffs on products manufactured in China. We determined not to accept new sales orders from those key customers until they settled all overdue balances. As a result of customer payments and the significant reduction in sales, we were able to reduce our accounts receivable balance by approximately $59.07 million in the first half of 2019. We will continue our efforts to tighten credit terms to customers and expect that most of our customers will pay according to the contract terms going forward. The increase in operating cash inflow was partially offset by the increase in cash outflow for advance to suppliers of $37.86 million to $45.15 million cash outflow in the six months ended June 30, 2019, compared to $7.29 million cash outflow in the same period of 2018.

Due to the recent big changes in tariffs on importation from China to United States, we are actively developing alternative markets and product lines. We have been developing relationship with potential customers in Asia who intend to purchase high-end health furniture products for use in therapy clinics, hospitality and real estate projects. We have also been networking with sales agents to develop these markets. In the second quarter of 2019, we have sourced physiotherapeutic jade mats from manufacturers in China and placed deposits for approximately $49.6 million in order to procure the products. These advances can ensure that our products are treated as priorities and lock in purchase prices and bulk purchase discounts with our suppliers. Product delivery to us is expected to be completed within this year.

The operating cash flow is also negatively impacted by the increase in cash outflow for accounts payable of $6.91 million to $3.93 million cash outflow in the six months ended June 30, 2019, compared to $2.98 million cash inflow in the same period of 2018, such increase being mainly due to more timely payments to suppliers; and the increase in cash outflow for tax payable of $2.22 million to $2.01 million cash outflow in the six months ended June 30, 2019, compared to $0.21 million cash inflow in the same period of 2018, such increase in cash outflows being mainly a result of $2.01 million of one-time transition tax recognized in the fourth quarter of 2017.

Net cash used in investing activities was $0.02 million in the six months ended June 30, 2019, an increase of cash outflow of $0.01 million from $0.01 million outflow in the same period of 2018. In the six months ended June 30, 2019 and 2018, we incurred cash outflow of $24,911 and $11,499 from purchases of property and equipment, respectively.

Net cash used in financing activities was $6.36 million in the six months ended June 30, 2019, an increase of cash outflow of $9.5 million from cash inflow of $3.14 million in the same period of 2018. In the six months ended June 30, 2019, we repaid $23.76 million in bank loans and borrowed $17.51 million in bank loans, while repurchasing common stock for $110,034.  In the six months ended June 30, 2018, we repaid $36.70 million in bank loans, and borrowed $39.80 million in bank loans, while cash received from exercise of options for common stock was $31,500.

As of June 30, 2019, we had gross accounts receivable of $8,388,167, of which $2,877,184 was over 30 days but within 60 days past due and no balance was over 60 days past due. We had an allowance for bad debt of $5,049. As of August 2, 2019, $2,342,851 accounts receivable outstanding at June 30, 2019 had been collected.

As of August 2, 2019, $67,457,261, or 100%, of accounts receivable outstanding at December 31, 2018 had been collected.

As of June 30, 2019 and December 31, 2018, we had advances to suppliers of $55,776,073 and $10,625,021, respectively. These supplier prepayments are made for goods before we actually receive them. The balance of advances to suppliers has increased by $45.15 million, mainly a result of placing deposits of $49.6 million to suppliers who manufacture physiotherapeutic jade mats in China.

For a brand new product, the normal lead time from new product R&D, prototype, and mass production to delivery of goods from our suppliers to us is approximately six to nine months after we make advance payments to our suppliers. For other products, the typical time is five months after our advance payment. We will consider the need for a reserve when and if a supplier fails to fulfill our orders within the time frame as stipulated in the purchase contracts. As of June 30, 2019 and December 31, 2018, no reserve on supplier prepayments had been made or recorded by us.

As of August 2, 2019, $127,766, or 0.2%, of our advances to suppliers outstanding at June 30, 2019 had been delivered to us in the form of inventory purchases.

Most of the remaining balance of $55,648,307 advances to suppliers outstanding at June 30, 2019 is expected to be delivered to us in the form of inventory purchases through the third and fourth quarters in 2019.

Lines of Credit

On September 19, 2017, Diamond Bar extended the line of credit up to a maximum of $8,000,000 to mature on June 1, 2019. The annual interest rate was 5.50% as of June 30, 2019. The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of June 30, 2019 and December 31, 2018, Diamond Bar had $0 and $6,248,162 outstanding on the line of credit, respectively.  During the six months ended June 30, 2019 and 2018, the Company recorded interest expense of $35,444 and $55,828, respectively; and $0 and $24,246 for the three months ended June 30, 2019 and 2018, respectively. We paid off the lines of credit during the six months ended June 30, 2019.

The Diamond Bar loan has the following covenants: (i) maintain a minimum tangible net worth of not less than $20 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.5 to 1.0; (iii) the pre-tax income must not be  less than 1% of total quarterly revenue; and (iv) maintain a current ratio in excess of 1.25 to 1.00. As of December 31, 2018, Diamond Bar was in compliance with the stated covenants.

Shelf Registration; Resale Registration Statement

On July 13, 2017, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000.  The shelf registration statement was declared effective as of October 12, 2017.

Other Long-Term Liabilities

As of June 30, 2019, we recorded long-term taxes payable of $1.94 million, consisting of an income tax payable of $1.82 million, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on our post-1986 foreign unremitted earnings, and a $0.12 million unrecognized tax benefit, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2019. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On December 28, 2018, a federal putative class action complaint was filed by George Barney against the Company and its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) in the United States District Court for the Central District of California, claiming the Company violated federal securities laws and pursuing remedies under Sections 10(b) and 20(a) of the Security Exchange Act of 1934 and Rule 10b-5. Richard Deutner and ITENT EDV were subsequently substituted as plaintiffs and, on June 18, 2019, they filed an Amended Complaint.  In the Amended Complaint, plaintiffs seek to recover compensatory damages caused by the Company’s alleged violations of federal securities laws during the period from December 3, 2015 through December 20, 2018.  Plaintiffs claim that the Company: (1) overstated its purported strategic alliance with a customer in China to operate as lead designer and manufacturer for all furnishings in such customer’s planned $460 million senior care center in China; (2) the Company inflated its reported sales in 2016 and 2017 with the Company’s two major customers; and (3) as a result, the Company’s public statements were materially false and misleading at all relevant times.  In support of these claims, plaintiffs rely primarily upon a blog appearing in Seeking Alpha on December 21, 2018 in which it was claimed that an investigation of the Company failed to confirm the existence of several entities identified as significant customers,  Plaintiffs purported to verify some of the information alleged in the Seeking Alpha blog.   The Company denies the material allegations of the Amended Complaint and plans to defend the action vigorously.  On August 2, 2019, defendants moved to dismiss the Amended Complaint for failure to state a claim upon which relief can be granted.  Defendants argued that the Seeking Alpha blog was not a sufficiently reliable source to serve as the basis of a federal securities claim, that plaintiffs used the wrong company names in seeking to locate the Company’s customers, plaintiffs could not establish loss causation, and plaintiffs did not adequately allege intentional or reckless misrepresentations.

Independent of the litigation, the Audit Committee engaged the Company’s auditor to perform special procedures to confirm the reported sales.  Those procedures included but were not limited to the examination and testing of relevant documentation relating to the sales made by the Company to the customers identified in the purported research report for the periods 2015-2018, and 100% sampling of all transactions between the Company and the subject customers.  The Audit Committee finished its special procedures in March 2019 and the Company’s independent auditor has reported to the Audit Committee that, regarding the four subject customers mentioned in the purported research report, the special procedures resulted in no evidence of fictitious sales or of fictitious customers. Please see the details in the Form 8-K filed by the Company with SEC on March 29, 2019.

On March 8, 2019, in the United States District Court for the Central District of California, shareholder Jie Yuan (“Jie Action”) filed a derivative lawsuit purportedly on behalf of the Company against its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) and directors (Charlie Huy La, Bin Liu, Steven Qiang Liu, Umesh Patel, and Min Su) (collectively, the “Defendants”) seeking to recover any losses the Company sustains as a result of alleged securities violations outlined in the Andri Report and Barney securities class action complaint. Specifically, the derivative lawsuit alleges that the Defendants caused the Company to make the alleged false and/or misleading statements giving rise to the putative securities class action.  The Plaintiff also alleges that President and CEO Lam engaged in self-dealing by leasing her property to Diamond Bar, a Company subsidiary, and asserts, in conclusory fashion, that Lam, former CEO and director Ya Ming Wong, former CFO and director Yuen Ching Ho, and director Umesh Patel sold securities during the period of time when the alleged false and/or misleading statements were made “with knowledge of material non-public information . . . .”

On May 15, 2019, Wilson Samuels also filed a putative derivative complaint purportedly on behalf of the Company against the same current and former directors and officers named in the Jie Action other than Steven Qiang Liu. That action was filed in the United States District Court for the Central District of California. Samuels repeats the allegations of the Complaint in the Jie Action.  Additionally, Samuels claims that, in announcing its change of auditing firms in September 2016, the Company asserted that this change was made because its existing auditor ceased auditing public companies subject to regulation in the United States without disclosing that its new auditing firm was created in a merger of three accounting firms, including a firm whose registration was revoked by the Public Company Accounting Oversight Board.  Samuels also claims that the Company redeemed its stock in reliance upon the same purported fraudulent recognition of revenues claimed in the putative class action.  He purports to state direct claims under Sections 10(b) and 20 of the Exchange Act and SEC Rule 10b-5.

While these derivative actions are purportedly asserted on behalf of the Company, it is possible that the Company may directly incur attorneys’ fees and is advancing the costs of defense for its current directors and officers.  The Company believes there is no basis to the derivative complaints and they will be vigorously defended.

Other than the above, the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

c) Issuer Purchases of Equity Securities

On June 4, 2019, our board of directors authorized a share repurchase program, under which we may repurchase up to $2 million of our common stock over the next 12 months from June 5, 2019 through June 4, 2020. The share repurchase program was publicly announced on June 11, 2019.

As of June 30, 2019, we had repurchased 145,690 shares of common stock under this share repurchase program. The table below is a summary of the shares repurchased by us for the three months ended June 30, 2019.

Period	Total Number of Shares of Common Stock Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
June 5 — June 30, 2019	145,690	$0.76	145,690	$110,034
Total	145,690	$0.76	145,690	$110,034

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

NOVA LIFESTYLE, INC.
(Registrant)
Date: August 14, 2019	By:	/s/ Thanh H. Lam
Thanh H. Lam Chairperson and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2019		/s/ Jeffery Chuang
Jeffery Chuang Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)