Form 10-Q
period 2019-09-30
Nova Lifestyle, Inc.
filed 2019-11-12
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 011-36259

NOVA LIFESTYLE, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6565 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,846,485 shares of common stock outstanding as of November 1, 2019.

Nova LifeStyle, Inc.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	3
	Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the nine and three months ended September 30, 2019 and 2018 (unaudited)	5
	Condensed Consolidated Statements of Stockholders’ Equity for the nine and three months ended September 30, 2019 and 2018 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (unaudited)	8
	Notes to Condensed Consolidated Financial Statements for the nine and three months ended September 30, 2019 and 2018 (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 4.	Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 6.	Exhibits	41

	Signatures	42

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018

	September 30, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$1,815,162	$890,408
Accounts receivable, net	9,021,871	67,457,261
Advance to suppliers	36,623,592	10,625,021
Inventories	25,345,239	6,371,112
Prepaid expenses and other receivables	380,713	105,812
Prepaid income tax	11,831	-
Total Current Assets	73,198,408	85,449,614

Noncurrent Assets
Plant, property and equipment, net	145,450	147,096
Operating lease right-of-use assets, net	2,778,977	-
Lease deposit	43,260	43,260
Goodwill	218,606	218,606
Intangible assets, net	3,490,876	3,795,904
Deferred tax asset	-	436,449
Total Noncurrent Assets	6,677,169	4,641,315
Total Assets	$79,875,577	$90,090,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)

SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018

	September 30, 2019	December 31, 2018
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$458,982	$4,145,927
Line of credit	-	6,248,162
Operating lease liability, current	470,672	-
Advance from customers	72,065	45,309
Accrued liabilities and other payables	356,807	808,629
Income tax payable	-	584,874
Total Current Liabilities	1,358,526	11,832,901

Noncurrent Liabilities
Operating lease liability, non-current	2,335,834	-
Income tax payable	1,931,258	3,351,652
Total Noncurrent Liabilities	4,267,092	3,351,652
Total Liabilities	5,625,618	15,184,553

Contingencies and Commitments

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 28,868,009 and 28,566,652 shares issued and outstanding, as of September 30, 2019 and December 31, 2018, respectively	28,868	28,567
Additional paid-in capital	40,281,750	39,841,149
Statutory reserves	6,241	6,241
Treasury stock, at cost, 677,727 and nil shares as of September 30, 2019 and December 31, 2018, respectively	(515,455)	-
Retained earnings	34,448,555	35,030,419
Total Stockholders' Equity	74,249,959	74,906,376
Total Liabilities and Stockholders' Equity	$79,875,577	$90,090,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018

Net Sales	$24,577,846	$63,159,929	$9,322,836	$16,747,827

Cost of Sales	20,029,298	50,834,321	7,753,459	13,529,002

Gross Profit	4,548,548	12,325,608	1,569,377	3,218,825

Operating Expenses
Selling expenses	1,192,581	2,534,436	380,829	853,378
General and administrative expenses	4,665,866	7,570,814	1,558,053	3,722,250
Total Operating Expenses	5,858,447	10,105,250	1,938,882	4,575,628

Income (Loss) From Operations	(1,309,899)	2,220,358	(369,505)	(1,356,803)

Other Income (Expenses)
Non-operating income, net	37,915	596	-	(3,486)
Foreign exchange transaction gain (loss)	(315)	(430)	(171)	11
Interest income (expense), net	25,794	(92,416)	400	(36,630)
Financial expense	(117,721)	(106,889)	(38,787)	(37,392)

Total Other Expenses, Net	(54,327)	(199,139)	(38,558)	(77,497)

Income (Loss) Before Income Taxes	(1,364,226)	2,021,219	(408,063)	(1,434,300)

Income Tax Benefit	(782,362)	(505,074)	(11,915)	(942,267)

Net Income (Loss) and Comprehensive Income (Loss)	$(581,864)	$2,526,293	$(396,148)	$(492,033)

Basic weighted average shares outstanding	28,583,907	28,349,945	28,386,099	28,439,977
Diluted weighted average shares outstanding	28,583,907	28,659,655	28,386,099	28,439,977

Net income (loss) per share of common stock
Basic	$(0.02)	$0.09	$(0.01)	$(0.02)
Diluted	$(0.02)	$0.09	$(0.01)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

Three Months Ended September 30, 2019

			Additional				Total
	Common Stock		Paid	Treasury	Statutory	Retained	Stockholders'
	Shares	Amount	in Capital	Stock	Reserve	Earnings	Equity

Balance at beginning of period	28,775,835	$28,776	$40,139,382	$(110,034)	$6,241	$34,844,703	$74,909,068
Stock issued to employees	7,500	7	5,768	-	-	-	5,775
Stock issued to consultants	84,674	85	67,415	-	-	-	67,500
Stock options vested to board of directors and employees	-	-	69,185	-	-	-	69,185
Common stock repurchased	-	-	-	(405,421)	-	-	(405,421)
Net loss	-	-	-	-	-	(396,148)	(396,148)
Balance at end of period	28,868,009	$28,868	$40,281,750	$(515,455)	$6,241	$34,448,555	$74,249,959

Three Months Ended September 30, 2018

			Additional				Total
	Common Stock		Paid	Treasury	Statutory	Retained	Stockholders'
	Shares	Amount	in Capital	Stock	Reserve	Earnings	Equity

Balance at beginning of period	28,399,610	$28,400	$39,500,150	$-	$6,241	$32,749,120	$72,283,911
Stock issued to employees	7,500	7	17,018	-	-	-	17,025
Stock issued to consultants	67,380	67	118,182	-	-	-	118,249
Stock options vested to board of directors and employees	-	-	21,840	-	-	-	21,840
Net loss	-	-	-	-	-	(492,033)	(492,033)
Balance at end of period	28,474,490	$28,474	$39,657,190	$-	$6,241	$32,257,087	$71,948,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONT’D)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

Nine Months Ended September 30, 2019

			Additional				Total
	Common Stock		Paid	Treasury	Statutory	Retained	Stockholders'
	Shares	Amount	in Capital	Stock	Reserve	Earnings	Equity

Balance at beginning of period	28,566,652	$28,567	$39,841,149	$-	$6,241	$35,030,419	$74,906,376
Stock issued to employees	22,500	22	17,304	-	-	-	17,326
Stock issued to consultants	278,857	279	212,221	-	-	-	212,500
Stock options vested to board of directors and employees	-	-	211,076	-	-	-	211,076
Common stock repurchased	-	-	-	(515,455)	-	-	(515,455)
Net loss	-	-	-	-	-	(581,864)	(581,864)
Balance at end of period	28,868,009	$28,868	$40,281,750	$(515,455)	$6,241	$34,448,555	$74,249,959

Nine Months Ended September 30, 2018

			Additional				Total
	Common Stock		Paid	Treasury	Statutory	Retained	Stockholders'
	Shares	Amount	in Capital	Stock	Reserve	Earnings	Equity

Balance at beginning of period	28,191,927	$28,192	$38,682,377	$-	$6,241	$29,730,794	$68,447,604
Exercise of options - employees	32,730	33	31,467	-	-	-	31,500
Stock issued to employees	30,000	30	68,071	-	-	-	68,101
Stock issued to consultants	219,833	219	368,130	-	-	-	368,349
Stock options vested to board of directors and employees	-	-	507,145	-	-	-	507,145
Net income	-	-	-	-	-	2,526,293	2,526,293
Balance at end of period	28,474,490	$28,474	$39,657,190	$-	$6,241	$32,257,087	$71,948,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

	Nine Months Ended September 30,
	2019	2018

Cash Flows From Operating Activities
Net (loss) income	$(581,864)	$2,526,293
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	332,576	333,516
Deferred tax benefit	436,449	-
Stock compensation expense	451,724	1,004,470
Changes in bad debt allowance	(214,610)	2,298,488
Changes in operating assets and liabilities:
Accounts receivable	58,650,000	(2,010,715)
Advance to suppliers	(25,998,571)	(11,140,836)
Inventories	(18,974,127)	587,101
Operating lease right-of-use assets, net	27,529	-
Other current assets	(285,723)	(14,694)
Accounts payable	(3,686,944)	1,814,927
Advance from customers	26,756	79,576
Accrued liabilities and other payables	(451,824)	(252,867)
Taxes payable	(2,017,099)	(732,274)
Net Cash Provided by (Used in) Operating Activities	7,714,272	(5,507,015)

Cash Flows From Investing Activities
Purchase of property and equipment	(25,902)	(12,960)
Net Cash Used in Investing Activities	(25,902)	(12,960)

Cash Flows From Financing Activities
Proceeds from line of credit and bank loan	17,512,205	56,063,918
Repayment to line of credit and bank loan	(23,760,366)	(55,414,211)
Proceeds from the exercise of options for common stocks	-	31,500
Purchase of the treasury stock	(515,455)	-
Net Cash (Used in) Provided by Financing Activities	(6,763,616)	681,207

Net increase (decrease) in cash and cash equivalents	924,754	(4,838,768)

Cash and cash equivalents, beginning of period	890,408	5,722,716

Cash and cash equivalents, end of period	$1,815,162	$883,948

Supplemental Disclosure of Cash Flow Information
Cash paid during the periods for:
Income tax payments	$800,000	$227,200
Interest expense	$38,606	$87,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

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

The interim condensed consolidated financial information as of September 30, 2019 and for the nine and three month periods ended September 30, 2019 and 2018 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC on April 1, 2019.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of September 30, 2019, its interim condensed consolidated results of operations and cash flows for the nine and three month periods ended September 30, 2019 and 2018, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the two-step goodwill impairment test for the Diamond Bar reporting unit.  Accordingly, as of September 30, 2019 and 2018, the Company concluded there was no impairment of goodwill of Diamond Bar.

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

Balance at January 1, 2019	$224,795
Provision for the period	10,185
Reversal – recoveries by cash	(224,795)
Balance at September 30, 2019	$10,185

During the nine months ended September 30, 2019 and 2018, bad debts (reversal) expenses were ($214,610) and $2,298,488, respectively; and $5,136 and $2,128,579 for the three months ended September 30, 2019 and 2018, respectively.

Advances to Suppliers

Advances to suppliers are reported net of allowance when the Company determines that amounts outstanding are not likely to be collected in cash or utilized against purchase of inventories. Based on its historical record and actual practice, the Company receives goods within 5 to 9 months from the date the advance payment is made. As such, no reserve on supplier prepayments had been made or recorded by the Company. Any provisions for allowance for advances to suppliers, if deemed necessary, are included in general and administrative expenses in the consolidated statements of comprehensive income (loss). During the nine and three months ended September 30, 2019 and December 31, 2018, no provision was made on advances to suppliers.

Inventories

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. The Company did not record any write-downs of inventories at September 30, 2019 and December 31, 2018.

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

Based on its review, the Company believes that as of September 30, 2019 and December 31, 2018, there was no impairment of its long-lived assets.

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

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expenses were $85,124 and $86,790 for the nine months ended September 30, 2019 and 2018, respectively. Research and development expenses were $29,852 and $7,985 for the three months ended September 30, 2019 and 2018, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax benefits for the nine and three months ended September 30, 2019 of approximately $782,000 and $12,000 are primarily related to a reversal of tax liability reserves due to a statute of limitations expiration in 2019 and quarter-to-date losses generated from U.S. operations. The income tax benefit for the nine and three months ended September 30, 2018 were approximately $505,000 and $942,000 and were primarily related to income from operations.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings, such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the quarter ended September 30, 2019, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

A reconciliation of the January 1, 2019 through September 30, 2019 amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

Gross UTB 2019

Balance – January 1, 2019	$722,054
Decrease in unrecorded tax benefits taken	(612,746)

Balance – September 30, 2019	$109,308

At September 30, 2019 and December 31, 2018, the Company had cumulatively accrued approximately $2,400 and $619,000 for estimated interest and penalties related to unrecognized tax benefits, respectively. The Company recorded reversal of interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled $616,203 and $4,949 for the nine months ended September 30, 2019, and 2018, respectively; and $1,003 and $67,949 for the three months ended September 30, 2019 and 2018, respectively. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

As of September 30, 2019 and December 31, 2018, a total of $109,000 and $1.34 million, respectively, of unrecognized tax benefit was recorded as long-term taxes payable, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. Other long-term taxes payable as of September 30, 2019 and December 31, 2018 consisted of an income tax payable of $1.82 million and $2.01 million, respectively, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on its post-1986 foreign unremitted earnings. The Company elected to pay the one-time transition tax over eight years, commencing in April 2018.

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

The Company’s sales policy allows for product returns within the warranty period if the product is defective and the defects are the Company’s fault.  As alternatives to the product return option, the customers have the option of requesting a discount from the Company for products with quality issues or of receiving replacement parts from the Company at no cost. The amount for product returns, the discount provided to the Company’s customers, and the costs for replacement parts were immaterial for the nine and three months ended September 30, 2019 and 2018.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the nine months ended September 30, 2019 and 2018, shipping and handling costs (income) were $1,411 and $(6,624), respectively; and $548 and $(347) for the three months ended September 30, 2019 and 2018.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense was $163,065 and $554,070 for the nine months ended September 30, 2019 and 2018, respectively; and $24,371 and $9,754 for the three months ended September 30, 2019 and 2018.

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

The following table presents a reconciliation of basic and diluted (loss) income per share for the nine and three months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018

Net (Loss) Income	$(581,864)	$2,526,293	$(396,148)	$(492,033)

Weighted average shares outstanding – basic*	28,583,907	28,349,945	28,386,099	28,439,977
Dilutive stock options and unvested restricted stock	-	309,710	-	-
Weighted average shares outstanding – diluted	28,583,907	28,659,655	28,386,099	28,439,977

Net (loss) income per share of common stock
Basic	$(0.02)	$0.09	(0.01)	$(0.02)
Diluted	$(0.02)	$0.09	(0.01)	$(0.02)

*	Including 1,021,524 and 836,534 shares that were granted and vested but not yet issued for the nine months ended September 30, 2019 and 2018, respectively.

For the nine and three months ended September 30, 2019 and 2018, 858,334 shares purchasable under warrants, 25,000 shares of unvested restricted stock and options to purchase 1,385,000 shares of the Company’s stock were anti-dilutive and were excluded from the EPS calculation.

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

Two customers accounted for 60% (48% and 12% each) of the Company’s sales for the nine months ended September 30, 2019 and two customers accounted for 36% (18%, and 18% each) of the Company’s sales for the same period of 2018. Two customers accounted for 65% (53% and 12% each) of the Company’s sales for the three months ended September 30, 2019 and one customer accounted for 17% of the Company’s sales for the same period of 2018. Gross accounts receivable from these customers were $6,892,589 and $44,212,605 as of September 30, 2019 and 2018, respectively.

The Company purchased its products from three major vendors during the nine months ended September 30, 2019 and 2018, accounting for a total of 79% (39%, 21% and 19% each) and 84% (33%, 30% and 21% each) of the Company’s purchases, respectively. The Company purchased its products from three major vendors during the three months ended September 30, 2019 and 2018, accounting for a total of 86% (46%, 27% and 13%) and 74% (39%, 24%, and 11% each) of the Company’s purchases, respectively. Advances made to these vendors were $8,264,427 and $18,651,339 as of September 30, 2019 and 2018, respectively. Accounts payable to these vendors were $1,857 and $3,043,782 as of September 30, 2019 and 2018, respectively.

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

After the disposal of Nova Dongguan and its subsidiaries in October 2016, all of the Company’s long-lived assets are mainly property, plant and equipment located in the United States for administrative purposes.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting,” which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of ASC 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The new guidance is effective for SEC filers for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early adoption is permitted. The Company is evaluating the effects of the adoption of this guidance and currently believes that it will impact the accounting of the share-based awards granted to non-employees.

Note 3 - Inventories

The inventories as of September 30, 2019 and December 31, 2018 totaled $25,345,239 and $6,371,112, respectively, and were all finished goods.

Note 4 - Plant, Property and Equipment, Net

As of September 30, 2019 and December 31, 2018, plant, property and equipment consisted of the following:

	September 30, 2019	December 31, 2018

Computer and office equipment	$346,141	$320,239
Decoration and renovation	118,858	118,858
Less: accumulated depreciation	(319,549)	(292,001)
	$145,450	$147,096

Depreciation expense was $27,548 and $28,488 for the nine months ended September 30, 2019 and 2018, respectively; and $9,038 and $9,098 for the three months ended September 30, 2019 and 2018, respectively.

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

Intangible assets consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

Customer relationship	$6,150,559	$6,150,559
Trademarks	200,000	200,000
Less: accumulated amortization	(2,859,683)	(2,554,655)
	$3,490,876	$3,795,904

Amortization of intangible assets was $305,028 and $101,676 for the nine and three months ended September 30, 2019 and 2018, respectively.

Estimated amortization expense relating to the existing intangible assets with finite lives for each of the next five years is as follows:

12 months ending September 30,
2020	$406,704
2021	406,704
2022	406,704
2023	406,704
2024	406,704

Note 6 - Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

Prepaid expenses	$234,260	$96,197
Other receivables	146,453	9,615
Total	$380,713	$105,812

As of September 30, 2019 and December 31, 2018, prepaid expenses and other receivables mainly represented prepaid insurance, a Paypal account balance and an account balance with a stock broker in connection with the share repurchase program (Note 10).

Note 7 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

Other payables	$33,640	$49,441
Salary payable	16,597	46,081
Financed insurance premiums	179,119	39,202
Accrued rents	18,781	2,951
Accrued commission	70,057	623,372
Accrued expenses, others	38,613	47,582
Total	$356,807	$808,629

As of September 30, 2019 and December 31, 2018, other accrued expenses mainly included legal and professional fees, transportation expenses and utilities. Other payables represented other tax payable and meal expenses.

Note 8 - Lines of Credit

On September 19, 2017, Diamond Bar extended the line of credit up to a maximum of $8,000,000 to mature on June 1, 2019. The annual interest rate was 5.50% as of June 30, 2019. The line of credit was secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of September 30, 2019 and December 31, 2018, Diamond Bar had $0 and $6,248,162 outstanding on the line of credit, respectively.  During the nine months ended September 30, 2019 and 2018, the Company recorded interest expense of $35,444 and $92,524, respectively; and $0 and $36,696 for the three months ended September 30, 2019 and 2018, respectively. The Company paid off the lines of credit during the nine months ended September 30, 2019.

As of September 30, 2019, we do not have any lines of credit.

The Diamond Bar loan had the following covenants: (i) maintain a minimum tangible net worth of not less than $20 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.5 to 1.0; (iii) the pre-tax income must be not less than 1% of total revenue quarterly; and (iv) maintain a current ratio in excess of 1.25 to 1.00. As of December 31, 2018, Diamond Bar was in compliance with the stated covenants.

Note 9 - Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president who is currently also the Chief Executive Officer and Chairman of the Board. The lease is to be renewed and has been renewed each year since 2011. On March 27, 2019, the Company renewed the lease for an additional one year term. The lease was for the amount of $34,561, with a term of one year and only for use during two furniture exhibitions to be held between April 1, 2019 and March 31, 2020. During the nine months ended September 30, 2019 and 2018, the Company paid rental amounts of $17,281 and $34,561 that are included in selling expenses, respectively; and $0 and $17,281 for the three months ended September 30, 2019 and 2018, respectively.

On January 4, 2018, the Company entered into a sales representative agreement with a consulting firm, which is owned by the Chief Executive Officer and Chairman of the Board, for sales representative service for a term of two years. The Company agreed to compensate the sales representative via commission at predetermined rates of the relevant sales amount. During the nine months ended September 30, 2019 and 2018, the Company recorded $97,223 and $111,458 as commission expense to this sales representative consulting firm, respectively; and $29,112 and $55,691 for the three months ended September 30, 2019 and 2018, respectively.

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

On June 4, 2019, the Board of Directors of the Company adopted a 10b-18 share repurchase program to repurchase up to $2 million of its common stock. The share repurchase authorization permits shares to be repurchased from time to time at the discretion of the Company’s management, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The program is effective as of June 5, 2019 and will expire on June 4, 2020. During the three months and nine months ended September 30, 2019, the Company had repurchased 532,037 and 677,727 shares of its common stock, respectively.

Warrants

The following is a summary of the warrant activity for the nine months ended September 30, 2019:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2019	858,334	$2.71	1.92
Exercisable at January 1, 2019	858,334	2.71	1.92
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at September 30, 2019	858,334	$2.71	1.17
Exercisable at September 30, 2019	858,334	$2.71	1.17

Shares Issued to Consultants

On February 1, 2016, the Company entered into an agreement with a consultant for E-Commerce consulting services with a term of 24 months. The Company agreed to grant the consultant 10,000 shares of the Company’s common stock per month, for a total commitment of 240,000 shares. Twelve and half percent (12.5%) of those shares vested on April 30, 2016, 12.5% on July 30, 2016, 12.5% on October 31, 2016, 12.5% on January 31, 2017, 12.5% on April 30, 2017, 12.5% on July 30, 2017, 12.5% on October 31, 2017, and the remaining 12.5% on January 31, 2018. The fair value of the 240,000 shares was $326,400, which was calculated based on the stock price of $1.36 per share on February 1, 2016, the date the agreement was executed, and was amortized over the service term. During the nine months ended September 30, 2019 and 2018, the Company amortized $0 and $13,600 as consulting expenses, respectively; and $0 for the three months ended September 30, 2019 and 2018.

On June 30, 2017, the Company entered into a consulting agreement with a consultant for business advisory services for a term of 12 months. The Company agreed to compensate the consultant a one-time amount of $10,000 worth of shares of the Company’s common stock based on the price per share on June 30, 2017. The Company also granted the consultant $10,000 worth of shares of the Company’s common stock per month starting from July 1, 2017 for a period of 12 months. The shares were granted pursuant to Nova LifeStyle, Inc.’s 2014 Omnibus Long-Term Incentive Plan (the “Plan”) approved by the Board of Directors (“Board”) of the Company on May 13, 2014 and ratified at the annual shareholder meeting on June 30, 2014. The Plan was registered under Form S-8 on July 30, 2014. On June 12, 2018, the Company renewed the agreement with the consultant for an additional year and agreed to compensate the consultant $10,000 worth of shares of the Company’s common stock per month starting from July 1, 2018 for a period of 12 months. The shares will be issued pursuant to the Plan. On January 31, 2019, the Company terminated the agreement. During the nine months ended September 30, 2019 and 2018, the Company recorded $10,000 and $95,000 as consulting expense, respectively; and $0 and $30,000 for the three months ended September 30, 2019 and 2018, respectively.

On November 16, 2017, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2017 for one year. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock. Twenty-five percent (25%) of those shares vested on February 15, 2018, 25% on May 15, 2018, 25% will vest on August 15, 2018 and the remaining 25% vested on November 15, 2018. The fair value of 100,000 shares was $173,000, which was calculated based on the stock price of $1.73 per share on November 16, 2017 and was amortized over the service term. The shares were granted pursuant to the Plan. During the nine months ended September 30, 2019 and 2018, the Company amortized $0 and $129,395 as consulting expense, respectively; and $0 and $43,605 for the three months ended September 30, 2019 and 2018, respectively.

On December 10, 2017, the Company entered into a consulting agreement with a consultant for business advisory services effective as of January 1, 2018 and ending on December 31, 2018. The Company agreed to compensate the consultant a one-time amount of $15,000 worth of shares of the Company’s common stock based on the price per share on December 15, 2017. The Company also granted the consultant $15,000 worth of shares of the Company’s common stock per month starting from January 1, 2018 for 12 months. The shares were granted pursuant to the Plan. During the nine months ended September 30, 2019 and 2018, the Company amortized $0 and $146,250 as consulting expense, respectively; and $0 and $48,750 for the three months ended September 30, 2019 and 2018, respectively.

On November 16, 2018, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2018 for one year. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock. Twenty-five percent (25%) of those shares vested on February 15, 2019 and 25% on May 15, 2019; 25% will vest on August 15, 2019 and the remaining 25% will vest on November 15, 2019. The fair value of 100,000 shares was $90,000 which was calculated based on the stock price of $0.90 per share on November 16, 2018 and will be amortized over the service term. The shares would be issued pursuant to the Plan. During the nine and three months ended September 30, 2019, the Company amortized $67,500 and $22,500 as consulting expenses, respectively.

On December 1, 2018, the Company entered into a consulting agreement with a consultant for business advisory services effective as of January 1, 2019 and ending on December 31, 2019. The Company granted the consultant $15,000 worth of shares of the Company’s common stock per month starting from January 1, 2019 for 12 months. The shares were granted pursuant to the Plan. During the nine and three months ended September 30, 2019, the Company amortized $135,000 and $45,000 as consulting expenses, respectively.

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

Shares and Options Issued to Independent Directors

On April 10, 2017, the Company entered into a restricted stock award agreement under the 2014 Omnibus Long-Term Incentive Plan with a new independent director of the Board. The Company agreed to grant $20,000 worth of stock to the independent director with a grant date on April 10, 2017. The restricted period lapses as of 50% of the restricted stock granted vested on April 10, 2017 based on the closing price of common stock on Nasdaq as of April 10, 2017, and 50% of the restricted stock granted vested on June 30, 2017 based on the closing price of common stock on Nasdaq as of June 30, 2017. During the nine and three months ended September 30, 2018, the Company amortized $1,260 and $0 as directors’ stock compensation expenses, respectively.

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

The fair value of the stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”). The BSOPM has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk-free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The fair value of the option granted to of the independent directors is recognized as director fee over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions, estimated life of five years, volatility of 84%, risk free interest rate of 1.87%, and dividend yield of 0%. The fair value of 300,000 stock options was $324,907 at the grant date. During the nine and three months ended September 30, 2018, the Company recorded $162,454 and $0 as directors’ stock compensation expenses, respectively.

On November 7, 2018, the Company entered into stock option agreements under the 2014 Omnibus Long-Term Incentive Plan with the three independent members of the board of directors. The Company agreed to grant the Company’s three independent directors options to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $1.18 per share, with a term of 5 years. Twenty-five percent (25%) of those stock options vested on November 30, 2018, 25% on will vest on February 28, 2019, 25% on May 31, 2019, and the remaining 25% will vest on August 31, 2019. The fair value of the stock options granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”) as described above. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 84%, risk free interest rate of 3.07%, and dividend yield of 0%. The fair value of 300,000 stock options was $240,105 at the grant date. During the nine and three months ended September 30, 2019, the Company recorded $180,079 and $60,026 as directors’ stock compensation expenses, respectively.

Shares Issued to Employees and Service Providers

On May 18, 2016, the Company entered into agreements with three designers for product design services for a term of 24 months. The Company agreed to grant each designer 240,000 shares of the Company’s common stock. Twenty five percent (25%) of those shares vested on May 31, 2016, 25% on December 18, 2016, 25% on June 18, 2017 and the remaining 25% on December 18, 2017. The fair value of these shares was $388,800, which was calculated based on the stock price of $0.54 per share on May 18, 2016, the date the agreement was executed, and was amortized over the service term. During the nine and three months ended September 30, 2018, the Company amortized $72,967 and $0 as stock compensation expenses, respectively.

On February 27, 2018, the Company renewed an employment agreement with the Company’s Corporate Secretary for a term of one year. The Company agreed to grant an award of 30,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $68,100, which was calculated based on the stock price of $2.27 per share on February 27, 2018, the date the awards were determined by the Compensation Committee of the Board. Twenty-five percent (25%) of those shares vested on February 27, 2018, 25% on March 31, 2018, 25% on June 30, 2018 and the remaining 25% vested on September 30, 2018. During the nine months ended September 30, 2019 and 2018, the Company amortized $10,821 and $40,114 as stock compensation, respectively; and $0 and $16,978 for the three months ended September 30, 2019 and 2018, respectively.

On December 13, 2018, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year. The Company agreed to grant an award of 30,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $23,100, which was calculated based on the stock price of $0.77 per share on December 13, 2018, the date the awards were determined by the Compensation Committee of the Board. Twenty-five percent (25%) of those shares vested on December 13, 2018, 25% on March 31, 2019, 25% on June 30, 2019 and the remaining 25% vested on September 30, 2019. During the nine and three months ended September 30, 2019, the Company amortized $17,325 and $5,775 as stock compensation, respectively.

Options Issued to Employees

On August 29, 2017 (the “Grant Date”), the Board approved option grants to the Company’s employees to purchase an aggregate of 780,000 shares of the Company’s common stock (including options to purchase 100,000 shares and 35,000 shares to the Company’s CEO and CFO, respectively) at an exercise price of $1.26 per share, with a term of 5 years, pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. Fifty percent (50%) of those stock options vested immediately, and the remaining 50% vested on the six-month anniversary of the Grant Date.

The fair value of the stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”) as described in options granted to independent directors above. The fair value of the option granted to employees is recognized as compensation expense over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 84%, risk free interest rate of 1.70%, and dividend yield of 0%. The fair value of 780,000 stock options was $643,182 at the grant date. During the nine and three months ended September 30, 2018, the Company recorded $321,591 and $0 as stock compensation, respectively.

On August 24, 2018 (the “Grant Date”), the Board approved an option grant to the Company’s CFO to purchase an aggregate of 35,000 shares of the Company’s common stock at an exercise price of $1.85 per share, with a term of 5 years, pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. Fifty percent (50%) of those stock options vested immediately, and the remaining 50% vested on the six-month anniversary of the Grant Date.

The fair value of the option granted to the CFO in 2018 is recognized as compensation expense over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 84%, risk free interest rate of 2.72%, and dividend yield of 0%. The fair value of 35,000 stock options was $43,680 at the grant date. During the nine months ended September 30, 2019 and 2018, the Company recorded $21,840 as stock compensation; and $0 and $21,840 for the three months ended September 30, 2019 and 2018, respectively.

On August 12, 2019 (the “Grant Date”), the Board approved an option grant to the Company’s CFO to purchase an aggregate of 35,000 shares of the Company’s common stock at an exercise price of $0.77 per shares, with a term of 5 years, pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. Fifty percent (50%) of those stock options vested immediately, and the remaining 50% vested on the six-month anniversary of the Grant Date.

The fair value of the option granted to the CFO in 2019 is recognized as compensation expense over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 87%, risk free interest rate of 1.49%, and dividend yield of 0%. The fair value of 35,000 stock options was $18,318 at the grant date. During the nine and three months ended September 30, 2019, the Company recorded $9,159 as stock compensation.

As of September 30, 2019, unrecognized share-based compensation expense related to options was $9,159.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2019	1,367,500	1.34	$-	3.96
Exercisable at January 1, 2019	1,125,000	1.37	$-	3.75

Granted	35,000	0.77	-	4.88
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2019	1,402,500	$1.33	$-	$3.25
Exercisable at September 30, 2019	1,385,000	$1.34	$-	$3.23

(1)

The intrinsic value of the stock options at September 30, 2019 is the amount by which the market value of the Company’s common stock of $0.64 as of September 30, 2019 exceeds the exercise price of the option.

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

Surplus Reserve Fund

At September 30, 2019 and December 31, 2018, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital.

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

Note 11 - Geographical Sales

Geographical distribution of sales consisted of the following for the nine and three months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018

Geographical Areas
North America	$12,375,085	$40,224,090	$4,247,435	$13,237,312
China	11,792,589	-	4,958,128	-
Australia	-	11,075,268	-	548,580
Asia*	-	11,677,878	-	2,816,233
Other countries	410,172	182,693	117,273	145,702
	$24,577,846	$63,159,929	$9,322,836	$16,747,827

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

On January 7, 2014, the Company entered into a sublease agreement with Diamond Bar for warehouse space with a five-year term commencing on November 1, 2013 and which expired on October 31, 2018. The Company subleased a portion of its warehouse space to one of its customers with a one-year term commencing on December 1, 2013 and expiring on November 30, 2014, which has been renewed every year, expired on October 31, 2018, and was not renewed. The sublease income of $6,000 per month was recorded against the rental expense. During the nine and three months ended September 30, 2018, the Company recorded $47,330 and $11,330 in sublease income, respectively.

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

Total rental payments for the nine months ended September 30, 2019 and 2018 were $863,760 and $638,398, respectively; and $286,251 and $241,004 for the three months ended September 30, 2019 and 2018, respectively.

The components of lease costs, lease term and discount rate with respect of leases with an initial term of more than 12 months are as follows:

	Nine Months Ended	Three Months Ended
	September 30, 2019	September 30, 2019

Operating lease cost	$465,735	$155,245
Weighted Average Remaining Lease Term - Operating leases	5.08 years
Weighted Average Discount Rate - Operating leases	5%

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2019:

Operating Leases
The remainder of 2019	$148,990
Fiscal year 2020	604,811
Fiscal year 2021	622,956
Fiscal year 2022	641,644
Fiscal year 2023	660,894
Thereafter	508,000
Total undiscounted cash flows	3,187,295
Less: imputed interest	(380,789)
Present value of lease liabilities	$2,806,506

Legal Proceedings

On December 28, 2018, a federal putative class action complaint was filed by George Barney against the Company and its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) in the United States District Court for the Central District of California, claiming the Company violated federal securities laws and pursuing remedies under Sections 10(b) and 20(a) of the Security Exchange Act of 1934 and Rule 10b-5 (the “Barney Action”). Richard Deutner and ITENT EDV were subsequently substituted as plaintiffs and, on June 18, 2019, they filed an Amended Complaint.  In the Amended Complaint, plaintiffs seek to recover compensatory damages caused by the Company’s alleged violations of federal securities laws during the period from December 3, 2015 through December 20, 2018.  Plaintiffs claim that the Company: (1) overstated its purported strategic alliance with a customer in China to operate as lead designer and manufacturer for all furnishings in such customer’s planned $460 million senior care center in China; (2) the Company inflated its reported sales in 2016 and 2017 with the Company’s two major customers; and (3) as a result, the Company’s public statements were materially false and misleading at all relevant times.  In support of these claims, plaintiffs rely primarily upon a blog appearing in Seeking Alpha on December 21, 2018 in which it was claimed that an investigation of the Company failed to confirm the existence of several entities identified as significant customers, Plaintiffs purported to verify some of the information alleged in the Seeking Alpha blog.   The Company denies the material allegations of the Amended Complaint and plans to defend the action vigorously.  On August 2, 2019, defendants moved to dismiss the Amended Complaint for failure to state a claim upon which relief can be granted.  Defendants argued that the Seeking Alpha blog was not a sufficiently reliable source to serve as the basis of a federal securities claim, that plaintiffs used the wrong company names in seeking to locate the Company’s customers, plaintiffs could not establish loss causation, and plaintiffs did not adequately allege intentional or reckless misrepresentations.  This Motion has been fully briefed and we are waiting for a decision from the Court.

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

On March 8, 2019, in the United States District Court for the Central District of California, shareholder Jie Yuan (the “Jie Action”) filed a derivative lawsuit purportedly on behalf of the Company against its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) and directors (Charlie Huy La, Bin Liu, Umesh Patel, and Min Su) and vice president (Steven Qiang Liu) (collectively, the “Defendants”) seeking to recover any losses the Company sustains as a result of alleged securities violations outlined in the Seeking Alpha blog and Barney securities class action complaint. Specifically, the derivative lawsuit alleges that the Defendants caused the Company to make the alleged false and/or misleading statements giving rise to the putative securities class action.  The Plaintiff also alleges that President and CEO Lam engaged in self-dealing by leasing her property to Diamond Bar, a Company subsidiary, and asserts, in conclusory fashion, that Lam, former CEO and director Ya Ming Wong, former CFO and director Yuen Ching Ho, and director Umesh Patel sold securities during the period of time when the alleged false and/or misleading statements were made “with knowledge of material non-public information . . . .”

On May 15, 2019, Wilson Samuels (the “Samuels Action”) also filed a putative derivative complaint purportedly on behalf of the Company against the same current and former directors and officers named in the Jie Action other than Steven Qiang Liu. That action was filed in the United States District Court for the Central District of California. Samuels repeats the allegations of the Complaint in the Jie Action.  Additionally, Samuels claims that, in announcing its change of auditing firms in September 2016, the Company asserted that this change was made because its existing auditor ceased auditing public companies subject to regulation in the United States without disclosing that its new auditing firm was created in a merger of three accounting firms, including a firm whose registration was revoked by the Public Company Accounting Oversight Board.  Samuels also claims that the Company redeemed its stock in reliance upon the same purported fraudulent recognition of revenues claimed in the putative class action.  He purports to state direct claims under Sections 10(b) and 20 of the Exchange Act and SEC Rule 10b-5.

While these derivative actions are purportedly asserted on behalf of the Company, it is possible that the Company may directly incur attorneys’ fees and is advancing the costs of defense for its current directors and officers.  The Company believes there is no basis to the derivative complaints and they will be vigorously defended.  At this point, however, plaintiffs in both the Jie and Samuels actions have agreed to stay those proceeding pending the Court’s decision on the Motion to Dismiss in the Barney Action.

Other than the above, the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

Note 13 - Subsequent Events

The Company has evaluated all events that have occurred subsequent to September 30, 2019 through the date that the consolidated financial statements were issued, and no subsequent event has been identified.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”). All references to the third quarter and first nine months of 2019 and 2018 mean the three and nine-month periods ended September 30, 2019 and 2018. In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2018 Form 10-K.

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

Nova LifeStyle’s brand family currently includes Diamond Sofa (www.diamondsofa.com) and Bright Swallow.

Our customers principally consist of distributors and retailers with specific geographic territories that deploy middle to high end private label home furnishings which have very little competitive overlap with our specific furnishing products or product lines.  Nova LifeStyle is constantly seeking to integrate new sources of distribution and manufacturing that are properly aligned with our growth strategy. This allows us to continually focus on building both our overall distribution and manufacturing relationships through a deployment of popular, as well as trend-based, furnishing solutions worldwide.

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

Due to the recent imposition of significant trade tariffs on importation from China to United States, we are actively pursuing alternative product lines with positive growth potential. One of such areas pertains to the health-oriented furniture segment which continues to experience popularity, particularly in Asia. Since the second quarter of 2019, we have developed a line of high-end physiotherapeutic jade mats with China based manufacturing partners for use in therapy clinics, hospitality, and real estate projects in Asia. We are in the process of launching our first flagship retail store in Kuala Lumpur, Malaysia, which is expected to open by the end of 2019 and will serve as one of our primary distribution channels. Marketing of jade mats will focus on their premium therapeutic qualities and target health conscious general consumers and professionals.

Principal Factors Affecting Our Financial Performance

At the beginning of 2019 we commenced a transition of our business.  We began moving away from low cost, low margin products to a mix of products that appeal to a higher-end ultimate consumer.  This move is intended to improve our gross profit margin, receivable collections and net profitability, and to increase our return on long-term equity, over the long-term.  We decided to terminate sales and marketing efforts to customers that represented a high purchase volume but low profit margin, and we adjusted our product line, which included the launch of our Summer 2019 Collection in the Las Vegas Market, with a view to attracting a higher-end ultimate customer. We believe these new strategies, and the recent launch of our Summer 2019 Collection, will provide us with significant long term growth opportunities.  The transition is expected to continue to adversely impact our revenue and our net profit in the short-term as we roll out new products and market those products to our existing client base and to new potential customers better suited for the higher end products, and as we assess our new products’ market acceptance.  Significant factors that we believe could affect our operating results are the (i) prices of our products to our international retailer and wholesaler customers and their markups to end consumers; (ii) consumer acceptance of our new brands and product collections; (iii) general economic conditions in the U.S., Chinese, Canadian, European and other international markets; and (iv) trade tariffs imposed by the United States on certain products manufactured in China. We believe most of our customers are willing to pay higher prices for our high quality and stylish products, timely delivery, and strong production capacity, which we expect will allow us to maintain high gross profit margins for our products. We do not manufacture our products, rather we utilize third party manufacturers. In response to the tariffs imposed by the United States on certain products manufactured in China, we are attempting to shift a portion of our product manufacturing from third party manufacturers located in China to third party manufacturers located in other parts of Asia, such as Vietnam, India and/or Malaysia, countries unaffected by the tariffs. Implementation of a relocation of manufacturing (which by necessity includes an assessment of the factory’s ability to deliver the quantity of the product, in accordance with the Company’s specifications, and in accordance with the Company’s quality control requirements) is time-consuming, but we expect that a portion of our manufacturing will be transitioned to one or more of these venues during 2019.  Some of our manufacturing will continue to be performed in China because the intellectual know-how necessary to manufacture certain products is not generally available in other Asian countries. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites should also allow us to maintain our high gross profit margins. The markets in North America (excluding the United States) and particularly in Europe remain challenging because such markets are experiencing a slower than anticipated recovery from the international financial crisis. However, we believe that discretionary purchases of furniture by middle to upper middle-income consumers, our target global consumer market, will increase along with expected growth in the worldwide furniture trade and the recovery of housing markets. Furthermore, we believe that our expansion of direct sales in the U.S. will have a positive impact on our net sales and net income, while helping to diversify our customer base and end consumer markets.

Due to the recent imposition of significant trade tariffs on importation from China to United States, we are actively pursuing alternative product lines with positive growth potential. One of such areas pertains to the health-oriented furniture segment which continues to experience popularity, particularly in Asia. Since the second quarter of 2019, we have developed a line of high-end physiotherapeutic jade mats with China based manufacturing partners for use in therapy clinics, hospitality, and real estate projects in Asia. We are in the process of launching our first flagship retail store in Kuala Lumpur, Malaysia, which is expected to open by the end of 2019 and will serve as one of our primary distribution channels. Marketing of jade mats will focus on their premium therapeutic qualities and target health conscious general consumers and professionals. We have limited experience with operations in Southeast Asia and considerable management attention and resources may be required to manage these new markets and product lines. We may be subject to additional risks including credit risk, currency exchange rate fluctuations, foreign exchange controls, import and export requirements, potentially adverse tax consequences and higher costs associated with doing business internationally.

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

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by us, include but are not limited to, revenue recognition, the allowance for bad debt, valuation of inventories, the valuation of stock-based compensation, income taxes and unrecognized tax benefits, valuation allowance for deferred tax assets, assumptions used in assessing impairment of long-lived assets and goodwill. Actual results could differ from those estimates.

Accounts Receivable

Our policy is to maintain an allowance for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  We maintained an allowance for bad debt of $10,185 and $224,795 as of September 30, 2019 and December 31, 2018, respectively. During the three months ended September 30, 2019 and 2018, bad debt expenses were $5,136 and $2,128,579, respectively. During the nine months ended September 30, 2019 and 2018, bad debt (reversal) expenses were ($214,610) and $2,298,488, respectively. As of September 30, 2019, we had gross receivable of $9,032,056, of which $1,371,506 was over 90 days but within 180 days past due. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing trade accounts receivable. We determine the allowance based on historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

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

Income Taxes

In our interim financial statements, we follow the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax benefits for the nine and three months ended September 30, 2019 of approximately $782,000 and $12,000 are primarily related to a reversal of tax liability reserves due to a statute of limitations expiration in 2019 and quarter-to-date losses generated from U.S. operations. The income tax benefit for the nine and three months ended September 30, 2018 were approximately $505,000 and $942,000 and were primarily related to income from operations.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the quarter ended September 30, 2019, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault.  As alternatives for the product return option, the customers have the option of asking us for a discount for products with quality issues, or of receiving replacement parts from us at no cost. The amount of reserves for return of products, the discount provided to the customers, and cost for the replacement parts were immaterial for the nine months ended September 30, 2019.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting,” which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of ASC 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The new guidance is effective for SEC filers for fiscal years beginning after December 15, 2018, and interim reporting periods within those fiscal years (i.e., January 1, 2020, for calendar year entities). Early adoption is permitted. We are evaluating the effects of the adoption of this guidance and currently believe that it will impact the accounting of the share-based awards granted to non-employees.

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

The following table sets forth the results of our operations for three months ended September 30, 2019 and 2018. Certain columns may not add due to rounding.

	Three Months Ended September 30,
	2019		2018
	$	% of Sales	$	% of Sales
Net sales	$9,322,836		$16,747,827
Cost of sales	(7,753,459)	(83%)	(13,529,002)	(81%)
Gross profit	1,569,377	17%	3,218,825	19%
Operating expenses	(1,938,882)	(21%)	(4,575,628)	(27%)
Loss from operations	(369,505)	(4%)	(1,356,803)	(8%)
Other expenses, net	(38,558)	(-%)	(77,497)	(-%)
Income tax benefit	(11,915)	-%	(942,267)	(6%)
Net loss	(396,148)	(4%)	(492,033)	(3%)

Net Sales

Net sales for the three months ended September 30, 2019 were $9.32 million, a decrease of 44.33% from $16.75 million in the same period of 2018. This decrease in net sales resulted primarily from a 28.05% decrease in sales volume and 22.63% decrease in average selling price. Our largest selling product categories in the three months ended September 30, 2019 were sofas, decorations and beds, which accounted for approximately 74%, 5% and 3% of sales, respectively. In the three months ended September 30, 2018, the largest three selling categories were sofas, cabinets and beds, which accounted for approximately 64%, 10% and 9% of sales, respectively.

Our revenue has been adversely impacted by two factors, (a) our decisions to move away from low cost, low margin products to a mix of products that appeal to a higher-end ultimate consumer and to eliminate customers generating low margin sales and customers that have slow payment histories, and (b) the increased trade tariffs imposed by the United States on products manufactured in China. The trade tariffs imposed by the United States would have effectively reduced or eliminated our gross margin on our low cost, low margin products, which in part drove our decision to move away from those products.  The resulting shift from those low cost, low margin products caused certain of our distributors that historically had represented a significant portion of our revenue to move their business to other providers.  The $7.42 million decrease in net sales in the three months ended September 30, 2019, compared to the same period of 2018, was mainly due to decreased sales to Australia, Asia, and North America. Sales to North America were $4.25 million in the three months ended September 30, 2019, a decrease of 67.9% from $13.24 million in 2018, primarily due to the trade war tariffs, which took effect in September 2018 and have caused a significant number of our sales orders to be held up. We also temporarily eliminated sales to customers generating high volume but low profit margin sales. Sales to Asia, excluding China, decreased 100% to $0 million in the three months ended September 30, 2019, compared to $2.82 million in the same period of 2018. Australia sales also decreased 100% to $0 million in the three months ended September 30, 2019, compared to $0.55 million in 2018. We stopped selling to customers from which it took us a long time to collect our accounts receivable. We thus ceased our marketing efforts in these regions altogether. We changed our sales strategy to seek sales of high margin products and shorter collection time on the customers’ accounts receivable. See the discussion of our tightened credit terms below under the heading Liquidity and Capital Resources.  China sales were $4.96 million in the three months ended September 30, 2019, compared to $0 million in 2018, primarily as a result of increasing sales orders from one of our customers in China. Sales to other countries decreased to $0.12 million in the three months ended September 30, 2019, compared to $0.15 million in 2018, primarily due to receiving fewer sales orders from customers.

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales decreased by 43% to $7.75 million in the three months ended September 30, 2019, compared to $13.53 million in the same period of 2018. Cost of sales as a percentage of sales increased to 83% in the three months ended September 30, 2019, compared to 81% in the same period of 2018. The decrease of cost of sales in dollars is primarily due to decreased sales. The increase in cost of sales as a percentage of sales is primarily a result of the increased cost of products purchased from third parties, which have increased our costs and reduced our profit margin for sales to certain customers.

Gross Profit

Gross profit decreased by 51% to $1.57 million in the three months ended September 30, 2019, compared to $3.22 million in the same period of 2018. Our gross profit margin decreased to 17% in the three months ended September 30, 2019, compared to 19% in the same period of 2018. The decrease in gross profit margin was mainly due to the increased cost of products purchased from third-party manufacturers and high tariffs on products from China.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses and research and development expenses. Operating expenses were $1.94 million in the three months ended September 30, 2019, compared to $4.58 million in the same period of 2018. Selling expenses decreased by 55%, or $0.47 million, to $0.38 million in the three months ended September 30, 2019, from $0.85 million in the same period of 2018, due primarily to decreased sales commissions, marketing, advertising and show expenses. General and administrative expenses decreased by 58%, or $2.16 million, to $1.56 million in the three months ended September 30, 2019, from $3.72 million in the same period of 2018, primarily due to a decrease in travel and entertainment expense of $0.12 million and bad debt expense of $2.12 million.

Other Expenses, Net

Other expenses, net, was $38,558 in the three months ended September 30, 2019, compared with other expenses, net, of $77,497 in the same period of 2018, representing a decrease in other expenses of $38,939. The decrease in other expenses was due primarily to the decreased interest expense on our lines of credit to $0 in the three months ended September 30, 2019 from $36,696 in the same period of 2018. We recorded a higher interest income on our increased average balances at banks in 2019. Interest income was $400 and $66 for the three months ended September 30, 2019 and 2018, respectively. Also, there was a decrease in non-operating expenses of $3,486 to $0, from $3,486 in the same period of 2018.

Income Tax Benefit

Income tax benefit was $11,915 in the three months ended September 30, 2019, compared with $942,267 of income tax benefit in the same period of 2018. The decrease in income tax benefit for the three months ended September 30, 2019 was primarily related to a decreased reversal of tax liability due to a statute of limitation expiration, compared with the same period of 2018.

Net Loss

As a result of the foregoing, our net loss was $0.40 million in the three months ended September 30, 2019, as compared with $0.49 million of net loss for the same period of 2018.

Comparison of Nine months Ended September 30, 2019 and 2018

The following table sets forth the results of our operations for the nine months ended September 30, 2019 and 2018. Certain columns may not add due to rounding.

	Nine months Ended September 30,
	2019		2018
	$	% of Sales	$	% of Sales
Net sales	24,577,846		63,159,929
Cost of sales	(20,029,298)	(81%)	(50,834,321)	(80%)
Gross profit	4,548,548	19%	12,325,608	20%
Operating expenses	(5,858,447)	(24%)	(10,105,250)	(16%)
(Loss) Income from operations	(1,309,899)	(5%)	2,220,358	4%
Other expenses, net	(54,327)	(-%)	(199,139)	(-%)
Income tax benefit	(782,362)	(3%)	(505,074)	(1%)
Net (loss) income	(581,864)	(2%)	2,526,293	4%

Net Sales

Net sales for the nine months ended September 30, 2019 were $24.58 million, a decrease of 61% from $63.16 million in the same period of 2018; this decrease in net sales resulted primarily from a 35.97% decrease in sales volume and 39.20% decrease in average selling price. Our largest selling product categories in the nine months ended September 30, 2019 were sofas, cabinets and beds, which accounted for approximately 61%, 11% and 5% of sales, respectively. In the nine months ended September 30, 2018, the largest three selling categories were sofas, TV cabinets and beds, which accounted for approximately 59%, 8% and 7% of sales, respectively.

Our revenue has been adversely impacted by two factors: (a) our decision to move away from low cost, low margin products to a mix of products that appeal to a higher-end ultimate consumer and to eliminate customers generating low margin sales and customers that have slow payment histories, and (b) the increased trade tariffs imposed by the United States on products manufactured in China. The trade tariffs imposed by the United States would have effectively reduced or eliminated our gross margin on our low cost, low margin products, which in part drove our decision to move away from those products. The resulting shift from those low cost, low margin products caused certain of our distributors that historically had represented a significant portion of our revenue to move their business to other providers.  The $38.58 million decrease in net sales in the nine months ended September 30, 2019, compared to the same period of 2018, includes a $27.85 million decrease in sales in North America, an $11.08 million decrease in sales in Australia and an $11.68 million decrease in sales in Asia, offset by a $11.79 million increase in sales in China and a $0.23 million increase in sales in other countries. North American sales decreased by 69.2% to $12.37 million in the nine months ended September 30, 2019, compared to $40.22 million in 2018. Due to higher tariffs, we have temporarily stopped taking orders from customers with low margins. Australia sales were $0 in the nine months ended September 30, 2019, compared to $11.08 million in the same period of 2018. Sales to Asia, excluding China, decreased by 100% to $0 million in the nine months ended September 30, 2019, compared to $11.68 million in the same period of 2018. We stopped selling to customers with long collection time on their accounts receivable and ceased our marketing efforts in these regions. We changed our sales strategy to aim for sales of high margin products and shorter collection times on the customers’ accounts receivable. China sales were $11.79 million in nine months ended September 30, 2019, compared to $0 million in 2018, primarily as a result of increasing sales orders from one of our customers in China. Sales to other countries also increased to $0.41 million in the nine months ended September 30, 2019, compared to $0.18 million in sales in 2018, primarily due to an increase in sales orders from two customers in New Zealand.

Cost of Sales

Cost of sales consists primarily of finished goods purchased from other manufacturers. Total cost of sales decreased 61% to $20.03 million in the nine months ended September 30, 2019, compared to $50.83 million in the same period of 2018. Cost of sales as a percentage of sales was 81% and 80% in the nine months ended September 30, 2019 and 2018, respectively. The increase in cost of sales as a percentage of sales resulted primarily a result of the increased cost of products purchased from third parties, which have increased our costs and reduced our profit margin for sales to certain customers. The decrease of cost of sales in dollar terms is primarily due to the decreased sales.

Gross Profit

Gross profit decreased 63% to $4.55 million in the nine months ended September 30, 2019, compared to $12.33 million in the same period of 2018. Our gross profit margin was 19% and 20% in the nine months ended September 30, 2019 and 2018, respectively. The decrease in gross profit in dollar terms resulted primarily from decreased sales in 2019.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development expenses. Operating expenses were $5.86 million in the nine months ended September 30, 2019, compared to $10.11 million in the same period of 2018. Selling expenses decreased by 53% to $1.19 million in the nine months ended September 30, 2019, from $2.53 million in the same period of 2018, due primarily to decreased sales commissions, marketing, advertising and show expenses. General and administrative expenses decreased 38% to $4.67 million in the nine months ended September 30, 2019, from $7.57 million in the same period of 2018, primarily due to a decrease in bad debt expense of $2.51 million, and a decrease in travel and entertainment expense of 0.32 million.

Other Expenses, Net

Other expenses, net was $54,327 in the nine months ended September 30, 2019, compared with other expenses, net, of $199,139 in the same period of 2018, representing a decrease in other expenses of $0.14 million.  Interest expense decreased by $57,080 due to a lower average balance of our lines of credit in the nine months ended September 30, 2019. We recorded a higher interest income on our increased average balances at banks in 2019. Interest income was $61,238 and $108 for the nine months ended September 30, 2019 and 2018, respectively. Also, there was an increase in non-operating income of $37,319 to $37,915, from $596 in the same period of 2018.

Income Tax Benefit

Income tax benefit was $782,362 in the nine months ended September 30, 2019, compared with $505,074 of income tax benefit in the same period of 2018. The increase in income tax benefit for the nine months ended September 30, 2019 was primarily related to a reversal of tax liability reserves due to a statute of limitations expiration in 2019 and losses generated from U.S. operations in the nine months ended September 30, 2019.

Net (Loss) Income

As a result of the foregoing, our net loss was $0.58 million in the nine months ended September 30, 2019, as compared with $2.53 million of net income for the same period of 2018.

Liquidity and Capital Resources

Our principal demands for liquidity are related to our efforts to increase sales, and to purchase inventory, and for expenditures related to sales distribution and general corporate purposes. We intend to meet our liquidity requirements, including capital expenditures related to purchase of inventories and the expansion of our business, primarily through cash flow provided by operations, collections of accounts receivable, and credit facilities from banks.

We rely primarily on internally generated cash flow and proceeds under credit facilities to support growth.  We may seek additional financing in the form of bank loans or other credit facilities or funds raised through future offerings of our equity or debt, if and when we determine such offerings are required.  As of September 30, 2019, we do not have any credit facilities.

We had net working capital of $71,839,882 at September 30, 2019, a decrease of $1,776,831 from net working capital of $73,616,713 at December 31, 2018. The ratio of current assets to current liabilities was 53.88-to-1 at September 30, 2019.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2019 and 2018:

	2019	2018
Cash provided by (used in):
Operating activities	$7,714,272	$(5,507,015)
Investing activities	(25,902)	(12,960)
Financing activities	(6,763,616)	681,207

Net cash provided by operating activities was $7.71 million in the nine months ended September 30, 2019, an increase of cash inflow of $13.22 million from $5.51 million of cash used in operating activities in the same period of 2018. The increase of cash inflow was attributable primarily to an increased cash inflow of $60.66 million from accounts receivable to $58.65 million cash inflow in the nine months ended September 30, 2019, compared to $2.01 million cash outflow in the same period of 2018, such increase being primarily due to collected accounts receivable from our customers. In past years, we had allowed our key customers to take longer than the granted credit periods to settle their purchases, in order to boost sales. Starting from the second half of 2018, we had been monitoring them closely for payment but our accounts receivable still reached a record high of $67.5 million as of December 31, 2018, and this negatively impacted to our cash flow from operating activities. In 2019, the industry environment worsened as a result of the imposition by the U.S. of tariffs on products manufactured in China. We determined not to accept new sales orders from those key customers until they settled all overdue balances. As a result of customer payments and the significant reduction in sales, we were able to reduce our accounts receivable balance by approximately $58.44 million in the first three quarters of 2019. We will continue our efforts to tighten customers’ credit terms and expect that most of our customers will pay according to the contract terms going forward. The increase in operating cash inflow was partially offset by the increase in cash outflow for advances to suppliers of $14.86 million to $26.00 million cash outflow in the nine months ended September 30, 2019, compared to $11.14 million cash outflow in the same period of 2018; and by the increase in cash outflow for inventory of $19.56 million to $18.97 million cash outflow in the nine months ended September 30, 2019, compared to $0.59 million cash inflow in the same period of 2018.

Due to the recent imposition of significant trade tariffs on importation from China to the United States, we are actively developing alternative markets and product lines. We have been developing relationships with potential customers in Asia who intend to purchase high-end health furniture products for use in therapy clinics, hospitality and real estate projects. We have also been networking with sales agents to develop these markets. In the second quarter of 2019, we sourced physiotherapeutic jade mats from manufacturers in China. As of September 30, 2019, we had advanced deposits for approximately $35.7 million in order to procure the products. These advances can ensure that our products are prioritized and help lock in purchase prices and bulk purchase discounts with our suppliers. We expect to receive these products within the year.

The operating cash flow is also negatively impacted by the increase in cash outflow for accounts payable of $5.50 million to $3.69 million in cash outflow in the nine months ended September 30, 2019, compared to $1.81 million in cash inflow in the same period of 2018, such increase being mainly due to more timely payments to suppliers; and the increase in cash outflow for tax payable of $1.28 million to $2.02 million cash outflow in the nine months ended September 30, 2019, compared to $0.73 million cash outflow in the same period of 2018, such increase in cash outflows being mainly a result of $2.01 million of one-time transition tax recognized in the fourth quarter of 2017.

Net cash used in investing activities was $25,902 in the nine months ended September 30, 2019, an increase of cash outflow of $12,942 from $12,960 in outflow in the same period of 2018. In the nine months ended September 30, 2019 and 2018, we incurred cash outflow of $25,902 and $12,960 from purchases of property and equipment, respectively.

Net cash used in financing activities was $6.76 million in the nine months ended September 30, 2019, an increase of cash outflow of $7.4 million from cash inflow of $0.68 million in the same period of 2018. In the nine months ended September 30, 2019, we repaid $23.76 million in bank loans and borrowed $17.51 million in bank loans, while repurchasing common stock for $515,455.  In the nine months ended September 30, 2018, we repaid $55.41 million in bank loans, and borrowed $56.06 million in bank loans, while cash received from exercise of options for common stock was $31,500.

As of September 30, 2019, we had gross accounts receivable of $9,032,056, of which $6,805,268 was not yet past due, $855,282 was fewer than 90 days past due and $1,371,506 was over 90 days but within 180 days past due. We had an allowance for bad debt of $10,185. As of November 1, 2019, $1,206,851 accounts receivable outstanding at September 30, 2019 had been collected.

All accounts receivable outstanding at December 31, 2018 had been collected during 2019.

As of September 30, 2019 and December 31, 2018, we had advances to suppliers of $36,623,592 and $10,625,021, respectively. These supplier prepayments are made for goods before we actually receive them. The balance of advances to suppliers has increased by $25.99 million, mainly a result of making deposits of $35.7 million with suppliers who manufacture physiotherapeutic jade mats in China.

For a new product, the normal lead time from new product R&D, prototype, and mass production to delivery of goods from our suppliers to us is approximately six to nine months after we make advance payments to our suppliers. For other products, the typical time is five months after our advance payment. We will consider the need for a reserve when and if a supplier fails to fulfill our orders within the time frame as stipulated in the purchase contracts. As of September 30, 2019 and December 31, 2018, no reserve on supplier prepayments had been made or recorded by us.

As of November 1, 2019, $8,142,739, or 22.2%, of our advances to suppliers outstanding at September 30, 2019 had been delivered to us in the form of inventory purchases.

Most of the remaining balance of $28,480,853 in advances to suppliers outstanding at September 30, 2019 is expected to be delivered to us in the form of inventory purchases through the fourth quarter of 2019.

Lines of Credit

On September 19, 2017, Diamond Bar extended the line of credit up to a maximum of $8,000,000 to mature on June 1, 2019. The annual interest rate was 5.50% as of September 30, 2019. The line of credit is secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of September 30, 2019 and December 31, 2018, Diamond Bar had $0 and $6,248,162 outstanding on the line of credit, respectively.  During the nine months ended September 30, 2019 and 2018, the Company recorded interest expense of $35,444 and $92,524, respectively; and $0 and $36,696 for the three months ended September 30, 2019 and 2018, respectively. We paid off the lines of credit during the nine months ended September 30, 2019.

As of September 30, 2019, we do not have any credit facilities.

The Diamond Bar loan had the following covenants: (i) maintain a minimum tangible net worth of not less than $20 million; (ii) maintain a ratio of debt to tangible net worth not in excess of 2.5 to 1.0; (iii) the pre-tax income must not be less than 1% of total quarterly revenue; and (iv) maintain a current ratio in excess of 1.25 to 1.00. As of December 31, 2018, Diamond Bar was in compliance with the stated covenants.

Shelf Registration; Resale Registration Statement

On July 13, 2017, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000.  The shelf registration statement was declared effective as of October 12, 2017.

Other Long-Term Liabilities

As of September 30, 2019, we recorded long-term taxes payable of $1.93 million, consisting of an income tax payable of $1.82 million, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on our post-1986 foreign unremitted earnings, and a $0.11 million unrecognized tax benefit, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

We elected to pay the one-time transition tax over the eight years commencing April 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2019. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On December 28, 2018, a federal putative class action complaint was filed by George Barney against the Company and its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) in the United States District Court for the Central District of California, claiming the Company violated federal securities laws and pursuing remedies under Sections 10(b) and 20(a) of the Security Exchange Act of 1934 and Rule 10b-5 (the “Barney Action”). Richard Deutner and ITENT EDV were subsequently substituted as plaintiffs and, on June 18, 2019, they filed an Amended Complaint.  In the Amended Complaint, plaintiffs seek to recover compensatory damages caused by the Company’s alleged violations of federal securities laws during the period from December 3, 2015 through December 20, 2018.  Plaintiffs claim that the Company: (1) overstated its purported strategic alliance with a customer in China to operate as lead designer and manufacturer for all furnishings in such customer’s planned $460 million senior care center in China; (2) the Company inflated its reported sales in 2016 and 2017 with the Company’s two major customers; and (3) as a result, the Company’s public statements were materially false and misleading at all relevant times.  In support of these claims, plaintiffs rely primarily upon a blog appearing in Seeking Alpha on December 21, 2018 in which it was claimed that an investigation of the Company failed to confirm the existence of several entities identified as significant customers, Plaintiffs purported to verify some of the information alleged in the Seeking Alpha blog.   The Company denies the material allegations of the Amended Complaint and plans to defend the action vigorously.  On August 2, 2019, defendants moved to dismiss the Amended Complaint for failure to state a claim upon which relief can be granted.  Defendants argued that the Seeking Alpha blog was not a sufficiently reliable source to serve as the basis of a federal securities claim, that plaintiffs used the wrong company names in seeking to locate the Company’s customers, plaintiffs could not establish loss causation, and plaintiffs did not adequately allege intentional or reckless misrepresentations. This Motion has been fully briefed and we are waiting for a decision from the Court.

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

On March 8, 2019, in the United States District Court for the Central District of California, shareholder Jie Yuan (the “Jie Action”) filed a derivative lawsuit purportedly on behalf of the Company against its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) and directors (Charlie Huy La, Bin Liu, Umesh Patel, and Min Su) and vice president (Steven Qing Liu) (collectively, the “Defendants”) seeking to recover any losses the Company sustains as a result of alleged securities violations outlined in the Seeking Alpha blog and Barney securities class action complaint. Specifically, the derivative lawsuit alleges that the Defendants caused the Company to make the alleged false and/or misleading statements giving rise to the putative securities class action.  The Plaintiff also alleges that President and CEO Lam engaged in self-dealing by leasing her property to Diamond Bar, a Company subsidiary, and asserts, in conclusory fashion, that Lam, former CEO and director Ya Ming Wong, former CFO and director Yuen Ching Ho, and director Umesh Patel sold securities during the period of time when the alleged false and/or misleading statements were made “with knowledge of material non-public information . . . .”

On May 15, 2019, Wilson Samuels (the “Samuels Action”) also filed a putative derivative complaint purportedly on behalf of the Company against the same current and former directors and officers named in the Jie Action other than Steven Qiang Liu. That action was filed in the United States District Court for the Central District of California. Samuels repeats the allegations of the Complaint in the Jie Action.  Additionally, Samuels claims that, in announcing its change of auditing firms in September 2016, the Company asserted that this change was made because its existing auditor ceased auditing public companies subject to regulation in the United States without disclosing that its new auditing firm was created in a merger of three accounting firms, including a firm whose registration was revoked by the Public Company Accounting Oversight Board.  Samuels also claims that the Company redeemed its stock in reliance upon the same purported fraudulent recognition of revenues claimed in the putative class action.  He purports to state direct claims under Sections 10(b) and 20 of the Exchange Act and SEC Rule 10b-5.

While these derivative actions are purportedly asserted on behalf of the Company, it is possible that the Company may directly incur attorneys’ fees and is advancing the costs of defense for its current directors and officers.  The Company believes there is no basis to the derivative complaints and they will be vigorously defended.  At this point, however, plaintiffs in both the Jie and Samuels actions have agreed to stay those proceeding pending the Court’s decision on the Motion to Dismiss in the Barney Action.

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

As of September 30, 2019, we had repurchased 677,727 shares of common stock under this share repurchase program. The table below is a summary of the shares repurchased by us for the three months ended September 30, 2019.

Period	Total Number of Shares of Common Stock Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1 to July 31, 2019	225,870	$0.81	225,870	$183,317
August 1 to August 31, 2019	180,553	$0.75	180,553	$136,125
September 1 to September 30, 2019	125,614	$0.68	125,614	$85,980
Total	532,037	$0.76	532,037	$405,421

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

NOVA LIFESTYLE, INC.
(Registrant)
Date: November 12, 2019	By:	/s/ Thanh H. Lam
Thanh H. Lam Chairperson and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2019		/s/ Jeffery Chuang
Jeffery Chuang Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)