Form 10-K
period 2019-12-31
Nova Lifestyle, Inc.
filed 2020-05-12
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes  ☐                      No  ☑

As of June 28, 2019, the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $3,479,006, based upon the closing price of the Company’s common stock of $3.50 per share as reported on the same date. (The Company effected a 1 for 5 reverse stock split on December 20, 2019)

As of May 11, 2020, there were 5,536,544 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Nova LifeStyle, Inc. Proxy Statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1. Business

Recent Developments Related to the COVID-19 Outbreak

All of the disclosures set forth in Item 1 below should be read in the context of the recent COVID-19 related developments discussed immediately below.  All of the disclosures recited in “Recent Developments Related to the COVID-19 Outbreak” are as of the date of this filing.

The Company primarily conducts its business operations in three cities: Los Angeles, California, Macao, China and Kuala Lumpur, Malaysia. In response to the evolving dynamics related to the COVID-19 outbreak, the Company is following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and retail partners. Our office located in Macau was closed for the Lunar New Year Holiday Break, and remained closed until late February as a result of the outbreak. The Company’s two showrooms and warehouse in Kuala Lumpur have been closed since March 18, 2020.  At this juncture, the Company is unable to predict when the Kuala Lumpur and Los Angeles facilities will be able to resume ordinary operations, or whether future developments may cause the Company to curtail or suspend operations in its other facilities. The Los Angeles facility public showroom has been closed since March 16, 2020, but a skeleton staff works in that facility each day (i) to receive shipping containers of products delivered from the Company’s contract manufacturers and (ii) to ship products to customers. The Company is dependent on the Port of Los Angeles, which is the primary point of delivery of products manufactured for the Company by its Asian manufacturers.  The Port of Los Angeles is currently open and the Company is receiving shipping containers of products.  In the event that a determination is made by the relevant authorities to close the port, that would have a material adverse impact on the Company.

The COVID-19 outbreak precludes in person sales meetings or visits being made out of all of the Company’s offices or attendance at furniture trade shows, but the Company continues to receive orders and solicit business via telephone and email.  However, the Company is experiencing reduced demand for its products and an increased level of purchase order cancellations as a result of the COVID-19 pandemic, though in recent weeks we seem to be experiencing a modest increase in orders placed with us online.

The third-party contract manufacturers that we utilize in China were closed from the beginning of the Lunar New Year Holiday through the beginning of March, and recommenced production and shipment in early March. Certain of the Company’s new products are being sourced from manufacturers in India and Malaysia starting in 2020. The factories in India and Malaysia have suspended operations as a result of the COVID-19 pandemic.  They are currently scheduled to reopen in May but it is likely that their reopening will be delayed further as a consequence of governmental health-related action. The Company cannot reasonably predict when they will reopen.  Finally, the Company expects that the impact of the COVID-19 outbreak on the United States and world economies will have a material adverse impact on the demand for its products.  The Company has made a determination to attempt to retain all of its employees during the COVID-19 disruption.  The situation remains highly uncertain. It is therefore difficult for the Company to estimate the negative impact on demand for its products or on its operating results. However, the first and second quarter operating results will be adversely impacted in any event.

The Company is also experiencing a variety of additional COVID-19 related difficulties in its operations. Some of the branches of the commercial banks where the Company maintains bank accounts have not fully resumed operations, or have curtailed operations. Cities and municipalities where the Company’s key customers and suppliers operate still maintain monitoring and compulsory quarantine policies adopted during the outbreak; and a number of the Company’s key customers and suppliers are unable to provide audit confirmations on time. Finally, express delivery companies are suffering disruptions and delays in their operations. The delivery periods have been significantly extended compared to those prior to the outbreak, due to a shortage of active staff. Additional disinfection and sterilization requirements are in place to prevent potential virus transmission through courier packages.

We do not have access to a revolving credit facility. The Company has applied for a forgivable small business loan authorized by the CARES Act (sometimes referred to as a paycheck protection loan) in the amount of $430,000, as well as for a small business disaster loan (in an unspecified amount), but there is no assurance that the loan applications will be approved or funded. We currently believe that our financial resources will be adequate to finance our operations through the outbreak.  However, in the event that we do need to raise capital in the future, the outbreak-related instability in the securities markets could adversely affect our ability to raise additional capital.

Many of our employees are currently working remotely, and our systems appear adequate to address the current demands on our employees. We do not expect that the remote working arrangements will materially and adversely impact our internal control over financial reporting and disclosure controls and procedures. While there can be no assurance, at the present time we do not expect the outbreak-related circumstances to result in material impairments of our assets or to significantly affect management’s judgements in assessing the fair value of our assets.

Our Company

Nova LifeStyle, Inc. (“Nova LifeStyle” or the “Company”) is a U.S.-based innovative designer and marketer of contemporary styled residential and commercial furniture formerly known as Stevens Resources, Inc..  We were incorporated in the State of Nevada on September 9, 2009. The Company’s products are marketed through wholesale and retail channels as well as various online platforms worldwide.

Nova LifeStyle’s family of brands includes Diamond Sofa (www.diamondsofa.com).

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

We generate the majority of our sales as a branding and marketing company with vertically integrated third-party manufacturing capabilities for global furniture distributors and large national retailers. We have established long term relationships with our worldwide customers by providing them with high quality, large scale and cost-effective sourcing solutions.  Our worldwide logistics and delivery capabilities provide our customers with the flexibility to select from our extensive furniture collections tailored for their respective shipments. Our experience marketing products to international customers have enabled us to fully integrate the supply scale, product delivery logistics, marketing efficiency and design expertise to address customer demand from established markets in the U.S., Asia and the Middle East.

Our History

We are a U.S. holding company that operates through several wholly-owned subsidiaries. We design and market residential and commercial furniture products worldwide. Our subsidiaries include Nova Furniture Limited in the British Virgin Islands (“Nova Furniture”), Nova Furniture Limited in Samoa (“Nova Samoa”), Nova Furniture Macao Commercial Offshore Limited (“Nova Macao”), Bright Swallow International Group Limited (“Bright Swallow”), Diamond Bar Outdoors, Inc. (“Diamond Bar”), i Design Blockchain Technology, Inc (“i Design”) and Nova Living (M) SDN. BHD. (“Nova Malaysia”). Nova Macao was organized under the laws of Macao on May 20, 2006. Nova Macao is a wholly owned subsidiary of Nova Furniture.  Diamond Bar is a California corporation organized on June 15, 2000, which we acquired pursuant to a stock purchase agreement on August 31, 2011.  On April 24, 2013, we acquired all of the outstanding stock of Bright Swallow which was fully paid at the closing of the acquisition.

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

On December 12, 2019, Nova LifeStyle, Inc. acquired Nova Living (M) SDN. BHD (“Nova Malaysia”) which was incorporated in Malaysia on July 26, 2019. Nova Malaysia markets and sells high-end physiotherapeutic jade mats for use in therapy clinics, hospitality, and real estate projects in Malaysia and other regions in Southeast Asia.

Towards the end of 2019, our board of directors committed to a plan to dispose of Bright Swallow. On January 7, 2020, we transferred our entire interest in Bright Swallow to Y-Tone (Worldwide) Limited an unrelated third party, for cash consideration of $2.50 million, pursuant to a formal agreement entered into on January 7, 2020. We received the payment on May 11, 2020. Operations of Bright Swallow were reported as discontinued operations in the accompanying consolidated financial statements for all periods presented.

Our organizational structure as of December 31, 2019 is set forth in the diagram:

Our Products

We design and market modern residential and commercial furniture in diverse markets worldwide. Our products feature urban and contemporary styles, combining comfort and functionality in matching furniture collections and upscale luxury pieces appealing to lifestyle-conscious middle and upper middle-income consumers. Many of our products are segments of multi-component furniture collections in distinctive design styles, attractively priced in the medium and upper-medium ranges. Our product lines feature upholstered, wood and metal-based furniture pieces. We classify our products by room, designation or series, such as living room, dining room, bedroom and home office series, and by category or product types such as sofas, chairs, dining tables, beds, entertainment consoles, cabinets and cupboards. Our largest selling product categories for the year ended December 31, 2019 were sofas, cabinets and beds, which accounted for approximately 50%, 13% and 10% of sales from our continuing operations, respectively. For the year ended December 31, 2018, our largest selling product categories were sofas, beds and television cabinets, which accounted for approximately 54%, 11% and 7% of 2018 sales from our continuing operations, respectively. Our products are manufactured primarily from medium-density fiberboard, or MDF board, and particleboard covered with veneers or lacquers and combined with other materials, including steel, glass, marble, leather and fabrics.

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

In 2019, our products were sold in 6 countries worldwide, with North America and Asia our principal international markets. Sales to North America accounted for 46.3% and 57.9% of sales from our continuing operations in 2019 and 2018, respectively.  Sales to Australia accounted for 0% and 13.6% of sales from our continuing operations in 2019 and 2018, respectively. We also expanded sales to other regions, and sales to those regions, primarily in China and other Asian countries, accounted for 53.6% and 28.5% of our total sales from our continuing operations in 2019 and 2018, respectively. In 2019, via our new subsidiary, Nova Living (M) SDN. BHD (“Nova Malaysia”) in Malaysia, we plan to market and sell high-end physiotherapeutic jade mats for use in therapy clinics, hospitality, and real estate projects in Malaysia and other regions in Southeast Asia in 2020. As we continue to broaden our distribution network, increase direct sales and grow in the emerging markets, we believe that we are well positioned to respond to changing market conditions that will allow us to take advantage of any upturns in the global and local economies of the markets that we serve. That said, the ongoing COVID-19 outbreak could materially and adversely affect the economies of each of the countries in which we market our products, which could adversely affect our ability to generate revenues in 2020. In addition, our ability to market our products in 2020 will be adversely impacted by government imposed quarantines and closures, supply chain and shipping disruptions and our current inability to make sales calls and to attend furniture shows.

Our expansion in Malaysia with health line products has also been disrupted due to COVID-19. Our initial plan was to establish showrooms in which consumers can interact with our products. Through research, we found that consumers were becoming more self-aware about their health and were willing to improve their lifestyles. Our showrooms were stocked and ready for local consumers to visit, however, due to government regulations these operations have been suspended until quarantines and travel restrictions are lifted.

Our global logistics and delivery capabilities provide our customers with the flexibility to select from our extensive furniture collections to address their respective needs. We design and supply our products under our own brands. We also design and ship products for other major brands as their OEM designer or supplier. We offer a wide selection of stand-alone furniture pieces across a variety of product categories and approximately 30 collections developed exclusively for the international markets.  We also sell products under the Diamond Sofa brand to distributors and retailers in North America and South America and to end-user U.S. consumers our own online orders or through third-party shopping portals. Reflecting market demand, our research and development team works closely with customers to timely modify our existing product designs. We also offer custom-designed styles for specific market segments. Once the COVID-19 outbreak dissipates, we plan to grow both online and offline sales.

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

We gain new customers by attending many international furniture trade shows throughout the year. During these events, we introduce new product offerings and launch new design collections. We believe this marketing process helps us to develop and detect the latest-trends in the marketplace, allowing us to better understand the challenges and opportunities facing distributors and buyers with whom we have long–standing customer relationships. Each year, we present new products at the International Famous Furniture Fair (3F) in Dongguan, China and the China International Furniture Exhibition in Shanghai, China. We also exhibit products under the “Diamond Sofa” brand during the Las Vegas Market (U.S.) and the High Point Market (U.S.) trade shows. Internationally, we participate in trade fairs in collaboration with our customers. We plan to expand our business in the Middle East by attending several furniture exhibitions in those markets. To highlight our latest design collections, we maintain year-round showrooms at the Company’s headquarters in California as well as the High Point Market and Las Vegas Market. As of the date of this filing all of trade fairs have been delayed or canceled, and all of the showrooms referenced above are closed due to the COVID-19 outbreak, and we cannot project when they will be rescheduled and reopened.

In 2019, via our new subsidiary Nova Living (M) SDN. BHD (“Nova Malaysia”) in Malaysia, we plan to market and sell high-end physiotherapeutic jade mats for use in therapy clinics, hospitality, and real estate projects in Malaysia and other regions in Southeast Asia in 2020.

Suppliers and Manufacturers

We source finished goods from third-party manufacturers to fulfill orders placed by customers through Nova Macao and Diamond Bar for the U.S. and international markets. Our three principal suppliers of finished goods in 2019 accounted for approximately 61.2% of our total purchases for our continuing operations in 2019.  By maintaining relationships with multiple suppliers, generally we benefit from a more stable supply chain and better pricing. Under ordinary circumstances, if a change of suppliers is necessary, we believe that we can quickly fulfill our requirements from other suppliers without interruptions in order fulfillment.  We monitor our suppliers’ ability to meet our product needs and we participate in quality assurance activities to reinforce our high-quality standards. Our third-party manufacturing contracts are generally of annual or shorter durations. We issue production orders to manufacturers based on individual purchase orders. Our manufacturing relationships are non-exclusive, and we are permitted to procure products from other sources at our discretion.  None of our manufacturing contracts include production volume or purchase commitments on the part of either party. Our third-party manufacturers are responsible for sourcing raw materials, agreeing to produce parts and finished products to our specifications. We hold our suppliers to high quality standards and delivery deadlines. Our quality control procedures may extend to stringent requirements for raw material suppliers.

The third party contract manufacturers that we utilize in China were closed from the beginning of the Lunar New Year Holiday through the beginning of March due to the COVID-19 outbreak, and recommenced production and shipment in early March. Starting in 2020, certain of the Company’s new products are being sourced from manufacturers in India and Malaysia, which are currently closed due to the COVID-19 outbreak. They are currently scheduled to reopen in May, but it is likely that their reopening will be delayed further as a consequence of government health-related action. The Company cannot reasonably predict when they will reopen.  The Company expects that as the COVID-19 pandemic continues to spread there will be significant disruptions in the production and shipment of product from those manufacturers, and it is possible that our China-based manufacturers may experience future suspensions of operations as a result of the COVID-19 outbreak. The situation remains highly uncertain. It is therefore difficult for the Company to estimate the negative impact on our ability to deliver products during the remainder of 2020.

Customers

Our target end customer is the middle and upper middle-income consumer of residential and commercial furniture. In the U.S. and international markets, our sales principally are to furniture distributors and retailers who in turn offer our products under their own brands or under our Diamond Sofa brand. Our largest customer in 2019 accounted for 53.6% of our total sales from our continuing operations in 2019. Our three largest customers in 2018 accounted for 14.6%, 14.0% and 13.6% of our total sales from our continuing operations in 2018, respectively. No other individual customer accounted for greater than 10% of our sales in 2019 or 2018. Once the COVID-19 outbreak dissipates we plan to increase direct sales to retailers and chain stores worldwide as we continue to diversify our customer base from global furniture distributors.

We are focusing on establishing and growing long-term relationships with our customers. We believe that the majority of our customers view us as a strategic long-term supplier and value the quality of our products, our timely delivery and design capabilities. We generally negotiate renewable supplier agreements with firm pricing on our products, typically for a term of one year, as is customary in the furniture industry, with individual orders made on standard purchase orders. In 2019, we sold products into approximately 6 countries worldwide, with North America and Asia as our principal international markets, while we expanded our sales in other regions. Sales to North America accounted for 46.3% and 57.9% of sales from our continuing operations in 2019 and 2018, respectively. Sales to Australia accounted for 0% and 13.6% of sales from our continuing operations in 2019 and 2018, respectively. The change was attributed principally to our changing sales and marketing strategy to diversify international sales. Sales to other regions, primarily in China and other Asia countries, accounted for 53.6% and 28.5% of our total sales from our continuing operations in 2019 and 2018, respectively. We expect that a majority of our revenues will continue to come from our sales to the U.S. and international markets. We acquired Diamond Bar in August 2011, which has driven expansion of our sales to the U.S., Mexico, and South America through Diamond Bar’s longstanding customer relationships and distribution capabilities. Diamond Bar accounted for 46.4% and 71.8% of total sales from our continuing operations in 2019 and 2018, respectively, and Nova Macao’s revenues accounted for 53.6% and 28.2% of total sales from our continuing operations in 2019 and 2018, respectively.  In addition, we anticipate increasing internet sales under the Diamond Sofa brand through third-party shopping portals. We believe that as we expand our broad network of distributors and increase direct sales, we will be better positioned to capitalize on emerging market trends.

We typically experience stronger fourth calendar quarters as our product sales are subject to the seasonality and fluctuations typical of the furniture industry. This industry-based seasonality is generally caused by shipping lead-times to international markets combined with the real estate market slowdown and decrease in furniture consumption commonly experienced during the summer months in the Northern Hemisphere markets in which the majority of our customers are located and our products sell at retail. In addition, we believe that consumer demand for furniture generally reflects sensitivity to overall economic conditions, including, but not limited to, unemployment rates, housing market conditions and consumer confidence. In view of the expected adverse impact of the COVID-19 outbreak on the respective economies of those countries in which we sell our products, and the COVID-19 outbreak-related impact on our supply chains and shipping providers, seasonality and period to period fluctuations in product sales are impossible to predict in 2020.

Competition

The furniture industry is large and highly competitive. The industry consists of many manufacturers, distributors and retailers, none of which dominates the fragmented and diverse market. Our products principally compete in the U.S., China, Malaysia, Europe and Australia markets. The primary competitive factors in these markets for our products and target consumers are price, quality, style, marketing, functionality and availability.

In the U.S. and international markets, we compete against other furniture distributors and wholesalers which are mostly located in China and other Southeast Asian countries. We also compete against traditional distributors in North America and Europe. We believe that we have significant competitive advantages over North American and European distributors due to our superb customer service and a history of prompt delivery of high quality products. Our contemporary product designs have styles and functionality that are better than, or at least comparable to, those offered by our higher-priced competitors. Our design team closely coordinates with our sales and marketing staff to include customer feedback as part of their ongoing R&D improvement process, thus allows the Company to develop and timely modify products to meet the changing stylistic and functional demands from our worldwide customers. We believe that our decades of product experience and proven performance record offer competitive edges over many other suppliers. In addition to our design and logistical capabilities, we believe that our experience from sourcing custom-made products for distributors presents significant benefits to our customers. We expanded our presence in the North American market through the acquisitions of Diamond Bar in August 2011. We have since expanded its customer base and integrated its sales channels into our growing marketing network.

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

After the close of the fiscal year to which this Annual Report relates, we experienced (and continue to experience) significant adverse impacts of public health orders. In response to the evolving dynamics related to the COVID-19 outbreak, the Company is following the guidelines of local authorities as they prioritize the health and safety of its employees, contractors, suppliers and retail partners for the Lunar New Year Holiday Break, and the Company’s office in Macao remained closed until late February as a result of the outbreak. The Company’s two showrooms and warehouse in Kuala Lumpur have been closed since March 18, 2020.  At this juncture, the Company is unable to predict when the Kuala Lumpur and Los Angeles facilities will be able to resume ordinary operations, or whether future developments may cause the Company to curtail or suspend operations in its other facilities. The Los Angeles facility public showroom has been closed since March 16, 2020, but a skeleton staff currently works in that facility each day (i) to receive shipping containers of products delivered from the Company’s contract manufacturers and (ii) to ship products to customers. The Company is dependent on the Port of Los Angeles, which is the primary point of delivery of products manufactured for the Company by its Asian manufacturers. The Port of Los Angeles is currently open and the Company is receiving shipping containers of products.  In the event that a determination is made by the relevant authorities to close the port, that would have a material adverse impact on the Company.  The COVID-19 pandemic precludes sales calls from being made out of all of the Company’s offices and attendance at furniture trade shows, but the Company continues to receive orders and solicit business via telephone and email. However, the Company is experiencing reduced demand for its products and an increased level of purchase order cancellations as a result of the COVID-19 pandemic. The third-party contract manufacturers that we utilize in China were closed from the beginning of the Lunar New Year Holiday through the beginning of March, and recommenced production and shipment in early March. Starting in 2020, certain of the Company’s new products are being sourced from manufacturers in India and Malaysia. The factories in India and Malaysia have suspended operations as a result of the COVID-19 pandemic.  They are currently scheduled to reopen in May, but it is likely that their reopening will be delayed further as a consequence of governmental health-related action. The Company cannot reasonably predict when they will reopen.  Finally, the Company expects that the impact of the COVID-19 outbreak on the United States and world economies will have a material adverse impact on the demand for its products.  The Company has made a determination to attempt to retain all of its employees during the COVID-19 disruption.  The situation remains highly uncertain. It is therefore difficult for the Company to estimate the negative impact on demand for its products or on its operating results. However, the first and second quarter operating results will be adversely impacted in any event.

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

We use in-house designers and computer-aided modeling systems to generate design and related development work. We have used independent designers in the past for product design, from which we built prototype furniture pieces for refinement and testing. In 2019 and 2018, we invested $132,844 and $237,290, respectively, on research and development expense. We may increase future investments in R&D based on our growth strategies.

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

Employees

As of December 31, 2019, we had 32 full time employees worldwide.  Our U.S. corporate office and operations employed 30 full-time employees, our location in Macau employed a total of 2 full-time employees. We believe that relations with our employees are satisfactory. We have no collective bargaining agreements with our employees.

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

Risks Related to Our Business

Impact of the COVID-19 Outbreak.

Beginning in late 2019, there were reports of the COVID-19 (coronavirus) outbreak originating in China, prompting government-imposed quarantines, cessation of certain travel and business closures. Following this outbreak, in February 2020, the Company temporarily shut down its operations in Hong Kong and Macao. In March 2020, the Company gradually resumed its operations in those cities, and its China-based third party manufacturers recommenced production and shipment. Thereafter additional government-imposed quarantines, cessation of certain travel and business closures occurred in Malaysia, California (including Los Angeles, where our headquarters are located) and in other states across the United States.  During the middle of March the Company was forced to close its public showrooms in Kuala Lumpur and Los Angeles. Recently, the Company’s third-party manufacturers in India and Malaysia suspended production and shipment due to the outbreak and related government-imposed quarantines. They are currently scheduled to reopen in May, but it is likely that their reopening will be delayed further as a consequence of governmental health-related action. The Company cannot reasonably predict when they will reopen. While our China-based manufacturers have recommenced production and shipment, they may suffer future production and shipment disruptions if the outbreak recurs in China.  It is presently unknown whether and to what extent the Company’s supply chains may be affected if the pandemic persists for an extended period of time. It is also possible that the outbreak will cause additional shipment disruptions both on inbound and outbound shipments.  Any closure of the Port of Los Angeles would have a material adverse effect on the ability of the Company to receive and deliver product.  Thus, the Company may incur significant delays, reductions in revenue and increases in expenses relating to such events outside of its control. In addition, the outbreak precludes Company personnel from visiting customers and potential customers and from attending trade shows, which adversely affects the Company’s ability to generate new sales. In addition, the Company is experiencing reduced demand for its products and an increased level of purchase order cancellations as a result of the COVID-19 pandemic. The Company expects that the impact of the COVID-19 outbreak on the United States and world economies will have a material adverse effect on the demand for its products.  Any and all of the foregoing could have a material adverse impact on its business, operating results and financial condition.

Changes in economic conditions in the industries and markets served by our customers could adversely affect demand for our products.

The furniture industry is subject to cyclical variations in the global economy and to uncertainty regarding future economic prospects. Our business is affected by the number of orders we are able to secure from our customers, which is determined by the level of our customers’ business activity. Our customers’ level of business activity is in turn determined by the level of consumer spending in the markets our customers serve. Economic downturns could affect discretionary consumer spending habits by decreasing the overall demand for home furnishings. Any significant or prolonged decline of the economy in China, the U.S. or other international markets in which our products are sold will affect disposable income and spending by consumers in these markets, and may lead to a decrease in demand for consumer products. To the extent that such decrease in demand for consumer products translates into a decline in the demand for home furnishings, our sales and financial performance could be adversely affected. Any economic downturn also could negatively impact our primary customers, furniture wholesalers, distributors and retailers, possibly resulting in a decrease in our sales or earnings. Changes in interest rates, consumer confidence, new housing starts, existing home sales, the availability of consumer credit and geopolitical factors could have particularly significant effects on our consolidated financial condition, results of operations and cash flows. Any decline in economic activity and conditions in the industries and markets served by our customers and in which we operate may reduce demand for our products and could adversely affect our financial condition and results of operations. The recent COVID-19 pandemic could adversely impact the global economy which in turn would adversely affect the demand for our products.

We historically have derived a substantial part of our sales from a limited number of customers. If we lose any of these customers, or any of these customers reduce the amount of business they do with us, our sales may be adversely affected.

Historically, a substantial part of our sales was attributed to a limited number of customers. Sales to our largest customer constituted 53.6% and 14.6% of total sales from our continuing operations in 2019 and 2018, respectively. If the demand for our products decreases in one or more of the markets supplied by our largest customers, or if there are any material social or regulatory changes in these markets, our sales could decline and we could lose market share, any of which could materially harm our business. We do not foresee relying on these same customers for sales generation as we expand our business to increase our internet sales and direct sales to the U.S. and other international markets. We cannot assure you, however, that we will be able to successfully implement these plans.

Our decision to move away from low margin products and to eliminate customers who generate low margin sales and that have slow payment histories could result in a decrease in our future sales and earnings.

A significant portion of our sales was driven by selling low margin products to customers who had slow payment histories. By moving away from those customers and selling high margin products, we will lose those customers and related sales and profits from their business. As we implement our plan to transition to high profit margin products and fast paying clients, we cannot assure that the transition will be successful and that we will eventually develop enough new business to make up the loss of sales from the existing low margin products and slow paying clients.  If we are unable to develop enough new clients for our high profit margin products, our sales and net income will be negatively impacted.

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

In connection with the development and expansion of our business, we may incur significant capital and operational expenses. We believe that we can increase our sales and net income by implementing a growth strategy that focuses on (i) increasing online sales and (ii) diversifying our international sales. We plan to increase and diversify our sales to the U.S., Europe and international markets by establishing new brands for the international markets and to increase our online sales presence.

In the event that available funds are not sufficient to meet our operating needs and our plans for expansion, we intend to pursue alternative financing arrangements, including additional bank loans based on our good credit rating or funds raised through additional offerings of our equity or debt, if and when we determine such offerings are required. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

●	Investors’ perceptions of, and demand for, companies in our industry;
●	Investors’ perceptions of, and demand for, companies sourcing from China and other Asian countries;
●	Conditions of the U.S. and other capital markets in which we may seek to raise funds;
●	Our future results of operations, financial condition and cash flows;
●	Governmental regulation of foreign investment in companies in particular countries;
●	Economic, political and other conditions in the U.S., China, and other countries; and
●	Governmental policies relating to foreign currency.

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

Our standard payment term for accounts receivable is 30 - 120 days. We give an extended payment term to certain of our major customers of up to 180 days. We remain subject to negative impacts on our cash flow and liquidity due to the significant period of time our accounts receivable remain outstanding with respect to sales made under the longer payment terms. In 2019, we had accounts receivable turnover of 0.65 on an annualized basis, with sales outstanding of 563 days. In 2018, we had accounts receivable turnover of 1.45 on an annualized basis, with sales outstanding of 251 days. As of December 31, 2019, we had gross accounts receivable of $394,183, of which $361,737 was not yet past due, $32,446 was less than 90 days past due and $0 was over 90 days past due.  We had an allowance for bad debt of $3,942 for accounts receivables. The decrease in gross accounts receivable was due to, among other things, we have been tightening our accounts receivable policy towards our certain major customers. While historically our collections have been reasonably assured, delays in collections and the significant period of time our accounts receivable remain outstanding may result in pressure on our cash flow and liquidity. We recognized a (reversal) loss of ($220,853) and $13,241 from bad debts from continuing operations during the years ended December 31, 2019 and 2018. The reversal in 2019 primarily resulted from the ability to collect accounts receivable from Diamond Bar’s customers on time.

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

In 2019, the majority of our products were purchased from foreign suppliers and manufacturers, predominantly in Asia. Our dependence on foreign suppliers means that we may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any upward valuation in the Chinese yuan or any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign suppliers. This, in turn, might cause such foreign vendors to demand higher prices for products in their effort to offset any lost profits associated with any currency devaluation, delay product shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs.

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

From time to time, we may be a defendant in lawsuits and regulatory actions relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse effect on our business, financial condition and results of operations. In addition, any significant litigation, regardless of its merits, could divert management's attention from our operations and may result in substantial legal costs. The Company has been named in a putative securities class action case and two derivatives cases described in Item 3 below.  While the Company believes it has adequate defenses, the defense of those cases could become costly and could significant divert management attention from its business.

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

We have a significant amount of deposits placed with a few suppliers who may breach the agreements or be insolvent, illiquid or bankrupt without delivery of our products, which could materially adversely affect our financial condition or results of operations.

We have advanced significant amounts to a few suppliers who manufacture the high-end jade mat products that we plan to sell and market in Malaysia and some other regions in East Asia. If those suppliers breach their agreements with us or become bankrupt for any reason, we may not receive any or all of the products that we purchased from them and may lose all of our deposits, which could materially negatively impact on our result of operation as well as our expansion plans in Malaysia. As of May 8, 2020, most of these products are ready for shipment to our facilities in Malaysia, but due to the COVID-19 pandemic, we requested that the suppliers put the shipment on hold.

Our ongoing investment in new products is inherently risky, and could disrupt our current operations.

We have invested and expect to continue to invest in new products. Our plan to market and sell high-end physiotherapeutic jade mats for use in therapy clinics, hospitality, and real estate projects in Malaysia and other regions in Southeast Asia is a reflection of our ongoing efforts to innovate and provide useful products in new geographical markets. Such endeavors including the investment of jade mats in Malaysia involve significant risks and uncertainties, including insufficient revenues from such investments to offset any new liabilities assumed and expenses associated with these new investments, inadequate return of capital on our investments, distraction of management from current operations, and risks and competition not discovered in our due diligence and decision making of such strategy plans could cause us to fail to realize the anticipated benefits of such investments and incur unanticipated liabilities. Because the development and investment in new products and markets are inherently risky, no assurance can be given that such plans will be successful and will not adversely affect our reputation, financial condition, and operating results.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately. Any inability to report and file our financial results accurately and timely could harm our business and adversely affect the trading price of our common stock.

We are required to establish and maintain internal controls over financial reporting and disclosure controls and procedures and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2019. See “Item 9A. Controls and Procedures.” However, our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls and procedures will prevent all possible errors. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, measures of control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

We are a holding company that depends on cash flow from our wholly owned subsidiaries to meet our obligations, and any inability of our subsidiaries to pay us dividends or make other payments to us when needed could disrupt or have a negative impact on our business.

We are a holding company with no material assets other than the stock of our wholly owned subsidiaries, Diamond Bar, Nova Furniture and Nova Samoa. We rely on dividends paid by our subsidiaries for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. If our subsidiaries are unable to pay us dividends and make other payments to us when needed because of regulatory restrictions or otherwise, we may be materially and adversely limited in our ability to make investments or acquisitions that could be beneficial to our business, pay dividends or otherwise fund and conduct our business.

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

At various times during recent years, the U.S. and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the U.S. and China, whether or not directly related to our business, could reduce the price of our common stock. These controversies also could make it more difficult for us to provide our products to our customers in the U.S. and China. The international trade policies of China and the U.S. could adversely affect our business, and the imposition of trade sanctions relating to imports, taxes, import duties and other charges on imports from China, including those applied specifically to furniture products, or the imposition of taxes, import duties or other charges on exports to the U.S. could increase our costs and decrease our earnings. Due to an increase in tariffs imposed by the U.S., some customers are seeking alternative resources instead of China, which has negatively affected the purchase orders and our sales as we mainly resource our products from China. In order to avoid these new tariffs, the market has shifted towards an uncertain era. Sales during this stage may also be impacted by this shift in behavior. The U.S. government currently has suspended the increases of tariffs from 10% to 25%, pending on the result of US and China trade negotiation. During this time period our company will continue to seek alternatives and new resources to increase the revenue. If and to the extent we are not able to mitigate the effects of such trade or tariff policies, our operations may be adversely affected.

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

PRC regulations relating to the registration requirements for PRC resident shareholders owning shares in offshore companies may subject our PRC resident shareholders to personal liability and limit our ability to acquire companies in or otherwise materially and adversely affect our business.

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

We attempt to ensure that our PRC resident beneficial owners subject to these rules comply, with the relevant SAFE regulations. We cannot provide any assurances that all of our present or prospective direct or indirect PRC resident beneficial owners will comply fully with all applicable registrations or required approvals. The failure or inability of our PRC resident beneficial owners to comply with the applicable SAFE registration requirements may subject these beneficial owners or us to fines, legal sanctions and restrictions described above.

Our compliance with the Foreign Corrupt Practices Act may put us at a competitive disadvantage, while our failure to comply with the Foreign Corrupt Practices Act may result in substantial penalties.

We are required to comply with the United States Foreign Corrupt Practices Act, or the FCPA, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties. Non-U.S. companies, including some of our competitors, are not subject to the provisions of the FCPA. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time to time in mainland China and other Asian countries that we conduct business. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage.

Risks Related to Our Securities

The market price for our common stock may be volatile, which could make it more difficult or impossible for an investor to sell our common stock for a positive return on their investment.

The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but are not limited to, our quarterly operating results or the operating results of other companies in our industry, announcements by us or our competitors of acquisitions, new products, product improvements, commercial relationships, intellectual property, legal, regulatory or other business developments and changes in financial estimates or recommendations by stock market analysts regarding us or our competitors. In addition, the stock market in general, and the market for companies that became public by means of a reverse acquisition with a public shell company in particular, has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated or disproportionate to their operating performance. These broad market fluctuations may materially affect our stock price, regardless of our operating results. Furthermore, the market for our common stock historically has been limited and we cannot assure you that a larger market will ever be developed or maintained. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, these factors may make it more difficult or impossible for you to sell our common stock for a positive return on your investment.

Shares of our common stock lack a significant trading market, which could make it more difficult for an investor to sell our common stock.

Our common stock is traded on The NASDAQ Stock Market LLC. However, there is no assurance that an active trading market in our common stock will be sustained. As a result, an investor may find it more difficult to dispose of our common stock.

If we fail to continue to meet the listing standards of NASDAQ, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

Our common stock is currently listed on the Nasdaq Capital Market. The NASDAQ Stock Market LLC has requirements that a company must meet in order to remain listed on NASDAQ. In particular, NASDAQ rules require us to maintain a minimum bid price of $1.00 per share of our common stock. The Company was notified on January 18, 2019 that pursuant to NASDAQ Listing Rule 5810(c)(3)(A), it will be afforded 180 calendar days, or until July 17, 2019, to regain compliance with the minimum bid price requirement. On December 18, 2019, we filed a Certificate of Change with the Secretary of State of Nevada with an effective date of December 20, 2019 to effect a 1-for-5 reverse stock split of the Company’s common stock to meet the $1.00 per share minimum closing bid price requirement. On January 9, 2020, we received a written notification from the NASDAQ Stock Market Listing Qualifications Staff indicating that the Company has regained compliance with the $1.00 minimum closing bid price requirement for continued listing on the NASDAQ Capital Market. In addition, we may be unable to meet other applicable NASDAQ listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be materially adversely affected and the market price of our common stock could decrease.

Future sales of shares of our common stock by our shareholders could cause our stock price to decline.

Future sales of shares of our common stock could adversely affect the prevailing market price of our stock. As of March 29, 2020, Steven Qiang Liu, our largest shareholder and vice president of the Company, owned approximately 36% of our outstanding shares of common stock. If Mr. Liu sells a large number of shares, or if we issue a large number of shares, the market price of our stock could decline. Moreover, the perception in the public market that significant shareholders might sell shares of our stock could depress the market for our shares. If such shareholders sell substantial amounts of our common stock in the public market, such sales could create a circumstance commonly referred to as an “overhang,” in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price we deem reasonable or appropriate.

We may issue additional shares of our common stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our shareholders.

Our Articles of Incorporation, as amended, authorize the issuance of up to 15,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2019, there were 9,258,396, authorized and unissued shares of our common stock available for future issuance among which 171,667 shares are issuable upon exercise of outstanding warrants, based on 5,741,604 shares of our common stock outstanding. Although we have no commitments as of the date of this report to issue our securities, we may issue a substantial number of additional shares of our common stock or debt securities to complete a business combination or to raise capital.  On July 13, 2017, we filed a shelf registration statement on Form S-3 under which we may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000.  The shelf registration statement was declared effective as of October 12, 2017.

On December 18, 2019, the Company filed a Certificate of Change with the Secretary of State of Nevada with an effective date of December 20, 2019, at which time a 1-for-5 reverse stock split of the Company’s authorized shares of common stock, par value $0.001, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”), shall be effected. All references to shares and per share data have been retroactively restated to reflect such split.

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

As of March 29, 2020, Steven Qiang Liu, our largest shareholder, owned approximately 36% of our outstanding shares of common stock. Mr. Liu may exert significant influence over us, giving him the ability, among other things, to exercise significant control over the election of all or a majority of the Board of Directors and to approve significant corporate transactions that require the shareholders’ approval. Such share ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Without the consent of Mr. Liu, we could be prevented from entering into potentially beneficial transactions if such transactions conflict with our principal shareholder’s interests. As an officer of the Company, Mr. Liu owes a fiduciary duty to our shareholders and must act in good faith in a manner he reasonably believes to be in the best interests of our shareholders. As a shareholder, Mr. Liu is entitled to vote his shares in his own interests, which may not always be in the interests of our shareholders.

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

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. Since it is in the short seller’s interest for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, its business prospects and similar matters calculated to or which may create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short. Issuers whose securities have historically had limited trading volumes and/or have been susceptible to relatively high volatility levels can be particularly vulnerable to such short seller attacks. On December 21, 2018, Seeking Alpha published a report that contained various false allegations against the Company, which has driven down the market price of our common stock. The author of that article disclosed that he had accumulated a short position in the Company’s common stock prior to the publication of the article.  As of December 31, 2018, the closing price of our common stock as reported on the NASDAQ Stock Market was $2.30, representing a decrease of $1.55 compared to $3.85, the closing price of our common stock as of December 20, 2018.

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

We believe that our existing office and distribution facilities are adequate for current and presently foreseeable operations. In general, our properties are well maintained, considered adequate and being utilized for their intended purposes. See Note 15 to our consolidated financial statements contained herein, which discloses lease agreements.

Item 3. Legal Proceedings

On December 28, 2018, a federal putative class action complaint was filed by George Barney against the Company and its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) in the United States District Court for the Central District of California, claiming the Company violated federal securities laws and pursuing remedies under Sections 10(b) and 20(a) of the Security Exchange Act of 1934 and Rule 10b-5 (the “Barney Action”). Richard Deutner and ITENT EDV were subsequently substituted as plaintiffs and, on June 18, 2019, they filed an Amended Complaint. In the Amended Complaint, plaintiffs seek to recover compensatory damages caused by the Company’s alleged violations of federal securities laws during the period from December 3, 2015 through December 20, 2018. Plaintiffs claim that the Company: (1) overstated its purported strategic alliance with a customer in China to operate as lead designer and manufacturer for all furnishings in such customer’s planned $460 million senior care center in China; (2) the Company inflated its reported sales in 2016 and 2017 with the Company’s two major customers; and (3) as a result, the Company’s public statements were materially false and misleading at all relevant times. In support of these claims, plaintiffs rely primarily upon the aforementioned Seeking Alpha blog in which it was claimed that an investigation of the Company failed to confirm the existence of several entities identified as significant customers, Plaintiffs purported to verify some of the information alleged in the Seeking Alpha blog. By Order entered December 2, 2019, the Court denied defendant’s Motion to Dismiss the Amended Complaint. Defendants have accordingly filed an Answer to the Amended Complaint denying its material allegations. The Court also entered a scheduling order setting a final pretrial conference for July 20, 2020.

Independent of the litigation, the Audit Committee engaged the Company’s auditor to perform special procedures to confirm the reported sales. Those procedures included, but were not limited to, the examination and testing of relevant documentation relating to the sales made by the Company to the customers identified in the purported research report for the periods 2015-2018, and 100% sampling of all transactions between the Company and the subject customers. The Audit Committee finished its special procedures in March 2019 and the Company’s independent auditor has reported to the Audit Committee that, regarding the four subject customers mentioned in the purported research report, the special procedures resulted in no evidence of fictitious sales or of fictitious customers. Please see the details in the Form 8-K filed by the Company with SEC on March 29, 2019.

On March 8, 2019, in the United States District Court for the Central District of California, shareholder Jie Yuan (the “Jie Action”) filed a derivative lawsuit purportedly on behalf of the Company against its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho), directors (Charlie Huy La, Bin Liu, Umesh Patel, and Min Su), and vice president (Steven Qing Liu) (collectively, the “Defendants”) seeking to recover any losses the Company sustains as a result of alleged securities violations outlined in the Seeking Alpha blog and Barney securities class action complaint. Specifically, the derivative lawsuit alleges that the Defendants caused the Company to make the alleged false and/or misleading statements giving rise to the putative securities class action. The Plaintiff also alleges that President and CEO Lam engaged in self-dealing by leasing her property to Diamond Bar, a Company subsidiary, and asserts, in conclusory fashion, that Lam, former CEO and director Ya Ming Wong, former CFO and director Yuen Ching Ho, and director Umesh Patel sold securities during the period of time when the alleged false and/or misleading statements were made “with knowledge of material nonpublic information . . . .”

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

On March 3, 2020, defendants filed in each of the derivative actions motions to stay those proceedings until the Barney action is resolved or alternatively to dismiss on the grounds that plaintiffs’ failure to make demand upon the Board was not excused and the Complaints otherwise fail to state a claim upon which relief can be granted.    By Order entered April 7, 2020, the Court granted defendants’ Motion to Stay and stayed the Jie action until the Barney litigation is resolved.  The Motion to Stay and Dismiss remains pending in the Samuels Action.

While these derivative actions are purportedly asserted on behalf of the Company, it is possible that the Company may directly incur attorneys’ fees and is advancing the costs of defense for its current directors and officers pursuant to contractual and legal indemnity obligations. The Company believes there is no basis to the derivative complaints and they will be vigorously defended.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since January 17, 2014, our common stock has been quoted on The NASDAQ Stock Market under the symbol “NVFY.” On May 11, 2020, the closing price for our common stock as reported on the NASDAQ Stock Market was $1.08 per share.

Holders of Record

On May 11, 2020, there were approximately 41 holders of record based on information provided by our transfer agent. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 4, 2019, our Board of Directors authorized a share repurchase program, under which we may repurchase up to $2 million of our common stock over the next 12 months from June 5, 2019 through June 4, 2020. The share repurchase program was publicly announced on June 11, 2019. On December 11, 2019, the Company closed out this repurchase program.

As of December 31, 2019, we had repurchased 172,870 shares of common stock under this share repurchase program. The table below is a summary of the shares repurchased by us for the year ended December 31, 2019.

Period	Total Number of Shares of Common Stock Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
June 14 to June 30, 2019	29,138	$3.78	29,138	$110,034
July 1 to July 31, 2019	45,174	$4.05	45,174	$183,317
August 1 to August 31, 2019	36,111	$3.75	36,111	$136,125
September 1 to September 30, 2019	25,123	$3.40	25,123	$85,980
October 1 to October 31, 2019	20,762	$1.98	20,762	$60,134
November 1 to November 31, 2019	9,879	$2.10	9,879	$25,974
December 1 to December 31, 2019	6,683	$2.21	6,683	$14,629
Total	172,870	$2.93	172,870	$616,193

On December 20, 2019, the Company effectuated a 1 for 5 reverse stock split. Shares have been retroactively restated.

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

Nova LifeStyle’s brand family currently includes Diamond Sofa (www.diamondsofa.com).

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

We are a U.S. holding company with no material assets in the U.S. other than the ownership interests of our wholly owned subsidiaries through which we market, design and sell residential furniture worldwide: Nova Furniture Macao Commercial Offshore Limited, Bright Swallow International Group Limited, and Diamond Bar Outdoors, Inc. Nova Macao was organized under the laws of Macao on May 20, 2006. Nova Macao is a wholly owned subsidiary of Nova Lifestyle.  Diamond Bar is a California corporation organized on June 15, 2000, which we acquired pursuant to a stock purchase agreement on August 31, 2011.  On April 24, 2013, we acquired all of the outstanding stock of Bright Swallow which we sold in January 2020.  On December 7, 2017, we incorporated i Design Blockchain Technology, Inc. (“i Design”) under the laws of the State of California. The purpose of i Design is to build our own blockchain technology team. i Design is in the planning stage and has had minimal operations to date. On December 12, 2019, we became the sole shareholder of Nova Living (M) SDN. BHD. (“Nova Malaysia”), a company incorporated on July 26, 2019 under the laws of Malaysia. This company is in the planning stage and has had minimal operations to date.

Our experience developing and marketing products for international markets has enabled us to develop the scale, logistics, marketing, manufacturing efficiencies and design expertise that serve as the foundation for us to expand aggressively into the highly attractive U.S., Canadian, European, Australian, Asian and Middle Eastern markets.

Due to the recent imposition of significant trade tariffs on importation from China to United States and the adverse effect such policies have on our operations, we are actively pursuing alternative product lines with positive growth potential. One such area pertains to the health-oriented furniture segment which continues to experience popularity, particularly in Asia. Since the second quarter of 2019, we have developed a line of high-end physiotherapeutic jade mats with China-based manufacturing partners for use in therapy clinics, hospitality, and real estate projects in Asia. We launched our first flagship showroom/retail store in Kuala Lumpur, Malaysia in late 2019, but it is currently closed as a result of the COVID-19 outbreak. We expect that it will serve as one of our primary distribution channels. Marketing of jade mats will focus on their premium therapeutic qualities and target health conscious general consumers and professionals. We have limited experience with operations in Southeast Asia and considerable management attention and resources may be required to manage these new markets and product lines. We may be subject to additional risks including credit risk, currency exchange rate fluctuations, foreign exchange controls, import and export requirements, potentially adverse tax consequences and higher costs associated with doing business internationally.

Discontinued Operations

Towards the end of 2019, our board of directors determined to discontinue its marketing efforts in Canada and committed to a plan to dispose of Bright Swallow. On January 7, 2020, we transferred our entire interest in Bright Swallow to Y-Tone (Worldwide) Limited an unrelated third party, for cash consideration of $2.50 million, pursuant to a formal agreement entered into on January 7, 2020. We received the payment on May 11, 2020. Operations of Bright Swallow were reported as discontinued operations in the accompanying consolidated financial statements for all periods presented.

Principal Factors Affecting Our Financial Performance

At the beginning of 2019 we commenced a transition of our business.  We began moving away from low margin products.  This move was intended to improve our gross profit margin, receivable collections and net profitability, and to increase our return on long-term equity. We decided to terminate sales and marketing efforts to customers that represented a high purchase volume but low profit margin, and we adjusted our product line, which included the launch of our Summer 2019 Collection in the Las Vegas Market, with a view to attracting a higher-end ultimate customer. We believe these new strategies, and the recent launch of our Summer 2019 Collection, will provide us with significant long term growth opportunities.  The transition has and is expected to continue to adversely impact our revenue and our net profit in the short-term as we roll out new products and market those products to our existing client base and to new potential customers better suited for the higher end products, and as we assess our new products’ market acceptance.  Significant factors that we believe could affect our operating results are the (i) prices of our products to our international retailer and wholesaler customers and their markups to end consumers; (ii) consumer acceptance of our new brands and product collections; (iii) general economic conditions in the U.S., Chinese, Canadian, European and other international markets; and (iv) trade tariffs imposed by the United States on certain products manufactured in China; and (v) the consequences of the COVID-19 outbreak throughout the world. We believe most of our customers are willing to pay for our high quality and stylish products, timely delivery, and strong production capacity at price levels which we expect will allow us to maintain a relatively high gross profit margin for our products. We do not manufacture our products, rather we utilize third party manufacturers. In response to the tariffs imposed by the United States on certain products manufactured in China, we are attempting to shift a portion of our product manufacturing from third party manufacturers located in China to third party manufacturers located in other parts of Asia, such as Vietnam, India and/or Malaysia, countries unaffected by the tariffs. Implementation of a relocation of manufacturing (which by necessity includes an assessment of the factory’s ability to deliver the quantity of the product, in accordance with the Company’s specifications, and in accordance with the Company’s quality control requirements) is time-consuming, but a portion of our manufacturing has been transitioned to Malaysia and India starting in 2020 and we expect that more of our manufacturing will be transitioned to one or more of these venues once the COVID-19 outbreak dissipates.  Some of our manufacturing will continue to be performed in China because the intellectual know-how necessary to manufacture certain products is not generally available in other Asian countries. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites should also allow us at least to maintain our gross profit margins. The markets in North America (excluding the United States) and particularly in Europe remain challenging because such markets are experiencing a slower than anticipated recovery from the international financial crisis, and may be entering another period of financial crisis due to the COVID-19 pandemic.

Critical Accounting Policies

While our significant accounting policies are described more fully in Note 2 to our accompanying consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this Management’s Discussion and Analysis.

On January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. See Note 2— Summary of Significant Accounting Policies and Note 15 — Leases in the notes to the consolidated financial statements for additional information regarding the adoption.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for Nova LifeStyle and its subsidiaries, Diamond Bar, Nova Macao, i Design, Nova Furniture, Nova Samoa, Nova Malaysia and its former subsidiary, Bright Swallow.

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

Accounts Receivable

Our policy is to maintain an allowance for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  We maintained an allowance for bad debt of $3,942 and $224,795 as of December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, bad debt (reversal) provision from continuing operations was ($220,853) and $13,241, respectively. During the years ended December 31, 2019 and 2018, bad debt expenses from discontinued operations were $0. As of December 31, 2019, we had gross receivable of $394,183, of which $0 was over 90 days past due. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing trade accounts receivable. We determine the allowance based on historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

Advances to Suppliers

Advances to suppliers are reported net of allowance when we determine that amounts outstanding are not likely to be collected in cash or utilized against purchase of inventories. Based on our historical records and in normal circumstances, we generally receive goods within 5 to 9 months from the date the advance payment is made. Due to the COVID-19 pandemic, the freight transportation of the products from our international suppliers have been delayed or suspended during the outbreak. As such, no reserve on supplier prepayments has been made or recorded by us. Any provisions for allowance for advance to suppliers, if deemed necessary, will be included in general and administrative expenses in the consolidated statements of comprehensive income (loss).

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the year ended December 31, 2019, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault.  As alternatives for the product return option, the customers have the option of asking us for a discount for products with quality issues, or of receiving replacement parts from us at no cost. The amount of reserves for return of products, the discount provided to the customers, and cost for the replacement parts were immaterial for the year ended December 31, 2019.

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

The Company's subsidiary with operations in Malaysia uses its local currency, Malaysian Ringgit (“RM”), as its functional currency. An entity’s functional currency is the currency of the primary economic environment in which it operates, which is normally the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements.

Foreign currency transactions denominated in currencies other than the functional currency are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are re-measured at the applicable rates of exchange in effect at that date. Gains and losses resulting from foreign currency re-measurement are included in the statements of comprehensive loss.

The financial statements are presented in U.S. dollars. Assets and liabilities are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average of the exchange rates in effect during the reporting period. Stockholders’ equity accounts are translated using the historical exchange rates at the date the entry to stockholders’ equity was recorded, except for the change in retained earnings during the period, which is translated using the historical exchange rates used to translate each period’s income statement. Differences resulting from translating functional currencies to the reporting currency are recorded in accumulated other comprehensive income in the balance sheets.

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 2019	RM4.09 to 1

Income statement and cash flow items
For the period ended December 31, 2019	RM4.13 to 1

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

We concluded that we had one reportable segment under ASC 280 because Diamond Bar is a furniture distributor based in California focusing on customers in the US, Bright Swallow is a furniture distributor focusing on customers primarily in Canada, Nova Macao is a furniture distributor based in Macao focusing on international customers, and Nova Malaysia is a furniture retailer and distributor focusing on customers primarily in Malaysia. Each of our subsidiaries is operated under the same senior management of our company, and we view the operations of Diamond Bar, Bright Swallow, Nova Macao and Nova Malaysia as a whole for making business decisions. Our long-lived assets are mainly property, plant and equipment located in the United States for administrative purposes.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting,” which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of ASC 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The new guidance is effective for SEC filers for fiscal years beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early adoption is permitted. We are evaluating the effects of the adoption of this guidance and currently believes that it will impact the accounting of the share-based awards granted to non-employees.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the fair value hierarchy. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The adoption of this standard is not expected to have a material impact on our consolidated financial statements or disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, we must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. We are evaluating the impact this update will have on our financial statements.

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

The following table sets forth the results of our operations for the years ended December 31, 2019 and 2018. Certain columns may not add due to rounding.

	Years Ended December 31,
	2019		2018
	$	% of Sales	$	% of Sales
Net sales	$21,983,279		$81,178,010
Cost of sales	(20,690,015)	94%	(65,818,339)	81%
Gross profit	1,293,264	6%	15,359,671	19%
Operating expenses	(7,089,621)	32%	(10,532,405)	13%
(Loss) Income from operations	(5,796,357)	(26%)	4,827,266	6%
Other expenses, net	(89,281)	(0%)	(306,708)	(0%)
Income tax (benefit) expense	(251,042)	(1%)	738,767	1%
(Loss) Income from continuing operations	(6,136,680)	(28%)	5,259,325	6%
(Loss) Income from discontinued operations	(2,464,044)	(11%)	40,300	0%
Net (loss) income	(8,600,724)	(39%)	5,299,625	7%

Net Sales

Net sales from continuing operations for the year ended December 31, 2019 were $21.98 million, a decrease of 73% from $81.18 million in the same period of 2018. This decrease in net sales resulted primarily from a 49.07% decrease in sales volume and 46.85% decrease in average selling price. Our largest selling product categories in the year ended December 31, 2019 were sofas, cabinets and beds, which accounted for approximately 50%, 13% and 10% of sales from our continuing operations, respectively. In the year ended December 31, 2018, the largest three selling categories were sofas, beds and television cabinets, which accounted for approximately 54%, 11% and 7% of sales from our continuing operations, respectively.

Our revenue has been adversely impacted by two factors, (a) our decision to move away from low margin products and to eliminate customers generating low margin sales and customers that have slow payment histories, and (b) the increased trade tariffs imposed by the United States on products manufactured in China. The trade tariffs imposed by the United States would have effectively reduced or eliminated our gross margin on our low cost, low margin products, which in part drove our decision to move away from those products.  The resulting shift from those low cost, low margin products caused certain of our distributors that historically had represented a significant portion of our revenue to move their business to other providers.  The $59.20 million decrease in net sales from continuing operations in the year ended December 31, 2019, compared to the same period of 2018, was mainly due to decreased sales to Australia, Asia, and North America. Sales to North America were $10.17 million in the year ended December 31, 2019, a decrease of 78.34% from $46.96 million in 2018, primarily due to the trade war tariffs, which took effect in September 2018 and have caused a significant number of our sales orders to be held up. We also temporarily eliminated sales to customers generating high volume but low profit margin sales. Sales to Asia, excluding China, decreased 100% to $0 million in the year ended December 31, 2019, compared to $11.82 million in the same period of 2018. Australia sales also decreased 100% to $0 million in the year ended December 31, 2019, compared to $11.06 million in 2018. We stopped selling to customers from which it took us a long time to collect our accounts receivable. We thus ceased our marketing efforts in these regions altogether. We changed our sales strategy to seek sales of products of higher margins and shorter collection time on the customers’ accounts receivable. See the discussion of our tightened credit terms below under the heading Liquidity and Capital Resources.  China sales were $11.79 million in the year ended December 31, 2019, compared to $11.33 million in 2018, primarily as a result of increasing sales orders from one of our customers in China. Sales to other countries increased to $17,720 in the year ended December 31, 2019, compared to $9,990 in 2018, primarily due to receiving more sales orders from customers.

Cost of Sales

Cost of sales from continuing operations consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales from continuing operations decreased by 69% to $20.69 million in the year ended December 31, 2019, compared to $65.82 million in the same period of 2018. Cost of sales as a percentage of sales increased to 94% in the year ended December 31, 2019, compared to 81% in 2018. The decrease of cost of sales in dollars is primarily due to decreased sales. The increase in cost of sales as a percentage of sales is primarily a result of write-downs of slow moving inventory of $3.61 million for the year ended December 31, 2019.

Gross Profit

Gross profit from continuing operations decreased by 92% to $1.29 million in the year ended December 31, 2019, compared to $15.36 million in 2018. Our gross profit margin decreased to 6% in the year ended December 31, 2019, compared to 19% in 2018. The decrease in gross profit margin was mainly due to the written down slow moving inventory of $3.61 million for the year ended December 31, 2019.

Operating Expenses

Operating expenses from continuing operations consisted of selling, general and administrative expenses. Operating expenses were $7.08 million in the year ended December 31, 2019, compared to $10.53 million in the same period of 2018. Selling expenses decreased by 60%, or $2.40 million, to $1.58 million in the year ended December 31, 2019, from $3.98 million in the same period of 2018, primarily due to decreased sales commissions, marketing, advertising and show expenses. General and administrative expenses decreased by 16%, or $1.05 million, to $5.50 million in the year ended December 31, 2019, from $6.55 million in the same period of 2018, primarily due to a decrease in travel and consultant expenses of $0.52 million and $0.41 million, respectively.

Other Expenses, Net

Other expenses, net, from continuing operations was $89,281 in the year ended December 31, 2019, compared with other expenses, net, of $306,708 in the same period of 2018, representing a decrease in other expenses of $217,427. The decrease in other expenses was due primarily to the decreased interest expense on our lines of credit to $35,444 in the year ended December 31, 2019 from $170,373 in 2018. We paid off our lines of credit upon expiration on June 30, 2019. Besides, we recorded a higher interest income on our increased average balances at banks in 2019. Interest income was $61,319 for the year ended December 31, 2019, compared with interest expense of $118 for the year ended December 31, 2018.

Income Tax (Benefit) Expense

Income tax expense from continuing operations was $251,042 in the year ended December 31, 2019, compared with $738,767 of income tax benefit in 2018. The income tax expense for the year ended December 31, 2019 was primarily related to full valuation allowance against deferred tax assets, partially offset by a reversal of tax liability reserves due to a statute of limitations expiration in 2019. The income tax benefit for the year ended December 31, 2018 was mainly caused by a reversal of our tax liability reserves due to a statute of limitations expiration in 2018, and an adjustment made to the 2017 one-time transition tax expense, partially offset by accruing income tax on our 2018 income.

Net (Loss) Income from Continuing Operations

As a result of the foregoing, our net loss from continuing operations was $6.14 million in the year ended December 31, 2019, compared with $5.26 million of net income for the year of 2018.

Net (Loss) Income from Discontinued Operations

Towards the end of 2019, our board of directors determined to discontinue its marketing efforts in Canada and committed to a plan to dispose of Bright Swallow. On January 7, 2020, we transferred our entire interest in Bright Swallow to Y-Tone (Worldwide) Limited, an unrelated third party, for cash consideration of $2.50 million, pursuant to a formal agreement entered into on January 7, 2020. We received the payment on May 11, 2020. Operations of Bright Swallow were reported as discontinued operations in the accompanying consolidated financial statements for all periods presented. We had net loss from discontinued operations of $2.46 million in the year ended December 31, 2019, and net income from discontinued operations of $40,300 in the year ended December 31, 2018.

Net (Loss) Income

As a result of the foregoing, our net loss was $8.60 million in the year ended December 31, 2019, compared with $5.30 million of net income for the year of 2018.

Liquidity and Capital Resources

Our principal demands for liquidity are related to our efforts to increase sales, and to purchase inventory, and for expenditures related to sales distribution and general corporate purposes. We intend to meet our liquidity requirements, including capital expenditures related to purchase of inventories and the expansion of our business, primarily through cash flow provided by operations, collections of accounts receivable, and credit facilities from banks. The liquidity that is available to us is sufficient to support the Company’s operations for the next 12 months.

We rely primarily on internally generated cash flow and available working capital to support growth.  We may seek additional financing in the form of bank loans or other credit facilities or funds raised through future offerings of our equity or debt, if and when we determine such offerings are required.  As of December 31, 2019, we do not have any credit facilities. We believe that our current cash and cash equivalents and anticipated cash receipts from sales of products will be sufficient to meet our anticipated working capital requirements and capital expenditures for the next 12 months.

We had net working capital of $67,034,171 at December 31, 2019, a decrease of $6,582,542 from net working capital of $73,616,713 at December 31, 2018. The ratio of current assets to current liabilities was 46.77-to-1 at December 31, 2019.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2019 and 2018:

	2019	2018
Cash provided by (used in):
Operating activities	$14,885,246	$(6,882,324)
Investing activities	(25,902)	(27,529)
Financing activities	(6,864,354)	2,077,545

Net cash provided by operating activities was $14.89 million in the year ended December 31, 2019, an increase of cash inflow of $21.77 million from $6.88 million of cash used in operating activities in 2018. The increase of cash inflow was attributable primarily to an increased cash inflow of $80.17 million from accounts receivable to $66.42 million cash inflow in the year ended December 31, 2019, compared to $13.75 million cash outflow in 2018, such increase being primarily due to collected accounts receivable from our customers. In past years, we had allowed our key customers to take longer than the granted credit periods to settle their purchases, in order to boost sales. Starting from the second half of 2018, we had been monitoring them closely for payment but our accounts receivable still reached a record high of $66.59 million as of December 31, 2018, and this negatively impacted to our cash flow from operating activities. In 2019, the industry environment worsened as a result of the imposition by the U.S. of tariffs on products manufactured in China. We determined not to accept new sales orders from those key customers until they settled all overdue balances. As a result of customer payments and the significant reduction in sales, we were able to reduce our accounts receivable balance by approximately $66.42 million in 2019. We will continue our efforts to tighten customers’ credit terms and expect that most of our customers will pay according to the contract terms going forward. The increase in operating cash inflow was partially offset by the increase in cash outflow for net loss of $11.43 million from net income of $5.30 million in the year ended December 31, 2018 to net loss of $8.60 million in the year ended December 31, 2019; the increase in cash outflow for advances to suppliers of $16.78 million to $18.20 million cash outflow in the year ended December 31, 2019, compared to $1.42 million cash outflow in 2018; and by the increase in cash outflow for inventory of $26.96 million to $26.96 million cash outflow in the year ended December 31, 2019, compared to $3,448 cash inflow in 2018.

Due to the recent imposition of significant trade tariffs on importation from China to the United States, we are actively developing alternative markets and product lines. We have been developing relationships with potential customers in Asia who intend to purchase high-end health furniture products for use in therapy clinics, hospitality and real estate projects. We have also been networking with sales agents to develop these markets. In the second quarter of 2019, we sourced physiotherapeutic jade mats from manufacturers in China. As of December 31, 2019, purchase of these inventories totaled $27.72 million, and we had advanced deposits for approximately $27.61 million in order to procure more of such products. These advances can ensure that our products are prioritized and help lock in purchase prices and bulk purchase discounts with our suppliers. We expect to receive these products within year 2020.

The operating cash flow is also negatively impacted by the increase in cash outflow for accounts payable of $6.24 million to $3.73 million in cash outflow in the year ended December 31, 2019, compared to $2.51 million in cash inflow in 2018, such increase being mainly due to more timely payments to suppliers.

Net cash used in investing activities was $25,902 and $27,529 in 2019 and 2018, respectively, for purchases of property and equipment.

Net cash used in financing activities was $6.86 million in the year ended December 31, 2019, an increase of cash outflow of $8.94 million from cash inflow of $2.08 million in 2018. In the year ended December 31, 2019, we repaid $23.76 million in bank loans and borrowed $17.51 million in bank loans, while repurchasing common stock for $616,193.  In the year ended December 31, 2018, we repaid $65.53 million in bank loans, and borrowed $67.58 million in bank loans, while cash received from exercise of options for common stock was $31,501.

As of December 31, 2019, we had gross accounts receivable of $394,183, of which $361,737 was not yet past due, $32,446 was less than 90 days past due and $0 was over 90 days past due. We had an allowance for bad debt of $3,942. As of May 5, 2020, $376,609 accounts receivable outstanding at December 31, 2019 had been collected.

All accounts receivable outstanding at December 31, 2018 had been collected during 2019.

As of December 31, 2019 and 2018, we had advances to suppliers of $27,745,184 and $9,545,489, respectively. These supplier prepayments are made for goods before we actually receive them. As of December 31, 2019, we made deposits of $27.61 million with suppliers who manufacture physiotherapeutic jade mats in China.

For a new product, the normal lead time from new product R&D, prototype, and mass production to delivery of goods from our suppliers to us is approximately six to nine months after we make advance payments to our suppliers. For other products, the typical time is five months after our advance payment. We will consider the need for a reserve when and if a supplier fails to fulfill our orders within the time frame as stipulated in the purchase contracts. As of December 31, 2019 and December 31, 2018, no reserve on supplier prepayments had been made or recorded by us.

As of May 5 2020, none of our advances to suppliers outstanding at December 31, 2019 had been delivered to us in the form of purchases of physiotherapeutic jade mats. Most of these products have been ready to ship to us, however, due to COVID-19 pandemic, we request the suppliers to put the shipment on hold. We will request these products to be delivered to us when the COVID-19 outbreak dissipates.

Lines of Credit

On September 19, 2017, Diamond Bar extended the line of credit up to a maximum of $8,000,000 to mature on June 1, 2019. The annual interest rate was 5.50% as of December 31, 2019. The line of credit was secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. We paid off our lines of credit upon expiration on June 30, 2019. As of December 31, 2019 and 2018, Diamond Bar had $0 and $6,248,162 outstanding on the line of credit, respectively.  During the years ended December 31, 2019 and 2018, the Company recorded interest expense of $35,444 and $170,373, respectively.

As of December 31, 2019, we do not have any credit facilities.

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

Other Long-Term Liabilities

As of December 31, 2019, we recorded long-term taxes payable of $1.83 million, consisting of an income tax payable of $1.82 million, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on our post-1986 foreign unremitted earnings, and a $0.01 million unrecognized tax benefit, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2019. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control over Financial Reporting

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in the 2013 Internal Control-Integrated Framework.  Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to nominees for director of Nova LifeStyle, compliance with Section 16(a) of the Securities Exchange Act of 1934, and the Company’s code of ethics is set forth under the captions “Proposal 1–Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Code of Ethics,” respectively, in the Proxy Statement for our 2020 Annual Meeting of Stockholders. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 165 days after December 31, 2019, in reliance upon the SEC Order issued pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules thereunder (SEC Release No. 34-88465 on March 25, 2020).

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
3.3

Certificate of Amendment to Articles of Incorporation filed with the Secretary of the State of Nevada on December 15, 2009, and effective as of September 9, 2009 (Incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)

3.4

Articles of Merger between Stevens Resources, Inc. and Nova LifeStyle, Inc. amending the Articles of Incorporation filed with the Secretary of State of the State of Nevada on June 14, 2011, and effective as of June 27, 2011 (Incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)

3.5

Articles of Exchange of Nova Furniture Limited and Nova LifeStyle, Inc. filed with the Secretary of State of the State of Nevada on June 30, 2011 (Incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)

3.6

First Amendment to the Amended and Restated Bylaws of Nova Lifestyle, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36259) filed on February 28, 2018)

3.7

Certificate of Change to Authorized Shares of Nova Lifestyle, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36259) filed on December 20, 2019)

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
10.6#

Nova LifeStyle, Inc. Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (File No. 333-163019) filed on July 10, 2014)

10.7#

Employment Agreement between Nova LifeStyle, Inc. and Jeffery Chuang, dated August 22, 2017 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017)

10.8#

Employment Agreement between Nova LifeStyle, Inc. and Min Su, dated February 27, 2018 and effective as of November 14, 2017 (Incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed March 29, 2018)

10.9

Share Transfer Agreement between Nova Furniture Limited and Kuka Design Limited, dated September 23, 2016 (Incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on April 14, 2017)

10.10

Trademark Assignment Agreement between Nova Furniture Limited and Kuka Design Limited, dated November 10, 2016 (Incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on April 14, 2017)

10.11#

Amendment to Amended and Restated Employment Agreement between Thanh H. Lam and Nova LifeStyle, Inc., dated July 24, 2017 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 27, 2017)

10.12#

Employment Agreement by and between Nova Lifestyle Inc. and Thanh H. Lam dated May 8, 2018 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2018)

10.13#

Employment Agreement by and between Nova Lifestyle Inc. and Jeffery Chuang dated August 22, 2018 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2018)

10.14#

Employment Agreement by and between Nova Lifestyle Inc. and Min Su dated December 13, 2018 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2018)

10.15

Sales Representative Agreement between Diamond Bar Outdoors, Inc. and Tawny Lam Consulting, Inc. dated January 4, 2018 (Incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed April 1, 2019)

10.16#

Employment Agreement by and between Nova Lifestyle Inc. and Jeffery Chuang dated August 12, 2019 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2019)

10.17†	Sales Representative Agreement by and between Diamond Bar Outdoors, Inc. and Tawny Lam Consulting, Inc. dated January 4, 2020
10.18†	Sale and Purchase Agreement by and between Nova LifeStyle, Inc. and Y-Tone (Worldwide) Limited dated January 7, 2020
14.1	Code of Business Conduct and Ethics of Nova Lifestyle, Inc. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 10, 2013)

21.1†	Subsidiaries of the Registrant
23.1†	Consent of Centurion ZD CPA & Co.
24.1†	Power of Attorney (Included on the Signature Page of this Annual Report on Form 10-K)
31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

#           Indicates management contract or compensatory plan, contract or arrangement.

†           Filed herewith.

‡           Furnished herewith.

NOVA LIFESTYLE, INC.

Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Nova Lifestyle, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nova Lifestyle, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Centurion ZD CPA & Co.

We have served as the Company's auditor since 2016.

Hong Kong, China

May 12, 2020

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

	2019	2018

Assets

Current Assets
Cash and cash equivalents	$7,423,198	$243,551
Accounts receivable, net	390,241	66,592,663
Advance to suppliers	27,745,184	9,545,489
Inventories	29,724,665	6,371,112
Prepaid expenses and other receivables	173,607	100,394
Current assets of discontinued operations	3,041,976	2,596,405

Total Current Assets	68,498,871	85,449,614

Noncurrent Assets
Plant, property and equipment, net	136,512	147,096
Operating lease right-of-use assets, net	2,658,344	-
Lease deposit	43,260	43,260
Goodwill	218,606	218,606
Deferred tax asset	-	436,449
Non-current assets of discontinued operations	-	3,795,904

Total Noncurrent Assets	3,056,722	4,641,315

Total Assets	$71,555,593	$90,090,929

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

DECEMBER 31, 2019 AND 2018

	2019	2018

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$417,918	$4,145,927
Line of credit	-	6,248,162
Operating lease liability, current	481,068	-
Advance from customers	26,450	45,309
Accrued liabilities and other payables	301,764	803,455
Income tax payable	22,055	584,874
Current liabilities of discontinued operations	215,445	5,174

Total Current Liabilities	1,464,700	11,832,901

Noncurrent Liabilities
Operating lease liability, non-current	2,211,061	-
Income tax payable	1,833,286	2,255,094
Non-current liabilities of discontinued operations	-	1,096,558

Total Noncurrent Liabilities	4,044,347	3,351,652

Total Liabilities	5,509,047	15,184,553

Contingencies and Commitments

Stockholders' Equity
Common stock, $0.001 par value; 15,000,000 shares authorized, 5,741,604 and 5,713,330 shares issued and outstanding; as of December 31, 2019 and 2018, respectively	5,741	5,713
Additional paid-in capital	40,221,062	39,864,003
Statutory reserves	6,241	6,241
Treasury stock, at cost, 172,870 and nil shares as of December 31, 2019 and 2018, respectively	(616,193)	-
Retained earnings	26,429,695	35,030,419

Total Stockholders' Equity	66,046,546	74,906,376

Total Liabilities and Stockholders' Equity	$71,555,593	$90,090,929

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018

Net Sales	$21,983,279	$81,178,010

Cost of Sales	20,690,015	65,818,339

Gross Profit	1,293,264	15,359,671

Operating Expenses
Selling expenses	1,585,542	3,980,826
General and administrative expenses	5,504,079	6,551,579

Total Operating Expenses	7,089,621	10,532,405

(Loss) Income From Operations	(5,796,357)	4,827,266

Other Income (Expenses)
Non-operating income, net	37,915	596
Foreign exchange transaction gain (loss)	79	(124)
Interest income (expense), net	25,875	(170,255)
Financial expense	(153,150)	(136,925)

Total Other Expenses, Net	(89,281)	(306,708)

(Loss) Income Before Income Taxes and Discontinued operations	(5,885,638)	4,520,558

Income Tax (Expense) Benefit	(251,042)	738,767

(Loss) Income From Continuing Operations	(6,136,680)	5,259,325

(Loss) Income From Discontinued Operations	(2,464,044)	40,300

Net (Loss) Income and Comprehensive (Loss) Income	(8,600,724)	5,299,625

Basic weighted average shares outstanding	5,666,320	5,678,771
Diluted weighted average shares outstanding	5,666,320	5,722,657

(Loss) Income from continuing operations per share of common stock
Basic	$(1.08)	$0.92
Diluted	$(1.08)	$0.92

(Loss) Income from discontinued operations per share of common stock
Basic	$(0.44)	$0.01
Diluted	$(0.44)	$0.01

Net (loss) income per share of common stock
Basic	$(1.52)	$0.93
Diluted	$(1.52)	$0.93

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

							Total
	Common stock		Additional	Treasury	Statutory	Retained	Stockholders’
	Shares	Amount	Paid-in Capital	Stock	Reserve	Earnings	Equity

Balance at January 1, 2018	5,638,385	5,638	38,704,931	-	6,241	29,730,794	68,447,604

Exercise of options – employees	6,546	7	31,494	-	-	-	31,501

Stock issued to employees	7,500	7	73,869	-	-	-	73,876

Stock issued to consultants	60,899	61	486,538	-	-	-	486,599

Stock options vested to board of directors and employees	-	-	567,171	-	-	-	567,171

Net income	-	-	-	-	-	5,299,625	5,299,625

Balance at December 31, 2018	5,713,330	$5,713	$39,864,003	$-	$6,241	$35,030,419	$74,906,376

Stock issued to employees	4,500	5	17,320	-	-	-	17,325

Stock issued to consultants	23,774	23	99,977	-	-	-	100,000

Stock options vested to board of directors and employees	-	-	239,762	-	-	-	239,762

Common stock repurchased	-	-	-	(616,193)	-	-	(616,193)

Net loss	-	-	-	-	-	(8,600,724)	(8,600,724)

Balance at December 31, 2019	5,741,604	$5,741	$40,221,062	$(616,193)	$6,241	$26,429,695	$66,046,546

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018

Cash Flows From Operating Activities
Net (loss) income	$(8,600,724)	$5,299,625
Net (loss) income from discontinued operations	(2,464,044)	40,300
Net (loss) income from continuing operations	(6,136,680)	5,259,325
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	36,486	37,679
Amortization of operating lease right-of-use assets	474,291	-
Deferred tax benefit	436,449	(117,488)
Stock compensation expense	369,247	1,194,759
Changes in bad debt allowance	(220,853)	13,241
Write-down of inventories	3,605,748	-
Changes in operating assets and liabilities:
Accounts receivable	66,423,276	(13,753,400)
Advance to suppliers	(18,199,695)	(1,418,544)
Inventories	(26,959,301)	3,448
Operating lease liabilities	(440,507)	-
Other current assets	(88,607)	49,551
Accounts payable	(3,728,008)	2,511,373
Advance from customers	(18,859)	25,483
Accrued liabilities and other payables	(498,457)	(28,590)
Taxes payable	(984,627)	(848,479)

Net Cash Provided by (Used in) Continuing Operations	14,069,903	(7,071,642)
Net Cash Provided by Discontinued Operations	815,343	189,318
Net Cash Provided by (Used in) Operating Activities	14,885,246	(6,882,324)

Cash Flows From Investing Activities
Purchase of property and equipment	(25,902)	(27,529)

Net Cash Used in Continuing Operations	(25,902)	(27,529)
Net Cash Provided by Discontinued Operations	-	-
Net Cash Used in Investing Activities	(25,902)	(27,529)

Cash Flows From Financing Activities
Proceeds from line of credit and bank loan	17,512,205	67,576,418
Repayment to line of credit and bank loan	(23,760,366)	(65,530,374)
Proceeds from the exercise of options for common stocks	-	31,501
Purchase of the treasury stock	(616,193)	-

Net Cash (Used in) Provided by Continuing Operations	(6,864,354)	2,077,545
Net Cash Provided by Discontinued Operations	-	-
Net Cash (Used in) Provided by Financing Activities	$(6,864,354)	$2,077,545

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018

Net increase (decrease) in cash and cash equivalents	$7,994,990	$(4,832,308)

Cash and cash equivalents, beginning of year	890,408	5,722,716

Cash and cash equivalents, ending of year	$8,885,398	$890,408

Analysis of cash and cash equivalents

Included in cash and cash equivalents per consolidated balance sheets	$7,423,198	$243,551
Included in assets of discontinued operations	1,462,200	646,857
Cash and cash equivalents, end of year	$8,885,398	$890,408

Supplemental Disclosure of Cash Flow Information

Continuing operations:
Cash paid during the years for:
Income tax payments	$799,220	$227,200
Interest expense	$64,286	$173,128

Discontinued operations:
Cash paid during the years for:
Income tax payments	$-	$-
Interest expense	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 1 - Organization and Description of Business

Nova LifeStyle, Inc. (“Nova LifeStyle” or the “Company”), formerly known as Stevens Resources, Inc., was incorporated in the State of Nevada on September 9, 2009.

The Company is a U.S. holding company with no material assets other than the ownership interests of its subsidiaries through which it markets, designs and sells furniture worldwide: Nova Furniture Limited in the British Virgin Islands (“Nova Furniture”), Nova Furniture Ltd. in Samoa (“Nova Samoa”), Bright Swallow International Group Limited (“Bright Swallow” or “BSI”), Nova Furniture Macao Commercial Offshore Limited (“Nova Macao”), Diamond Bar Outdoors, Inc. (“Diamond Bar”) and Nova Living (M) SDN. BHD. (“Nova Malaysia”).

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

On December 12, 2019, Nova LifeStyle, Inc. acquired Nova Living (M) SDN. BHD (“Nova Malaysia’), which was incorporated in Malaysia on July 26, 2019. The purpose of this acquisition is to market and sell high-end physiotherapeutic jade mats for use in therapy clinics, hospitality, and real estate projects in Malaysia and other regions in Southeast Asia. This company is in the planning stage and has had minimal operations to date.

Towards the end of 2019, the board of directors of the Company intended to discontinue its marketing efforts in Canada and committed to a plan to dispose of Bright Swallow. On January 7, 2020, the Company transferred its entire interest in Bright Swallow to Y-Tone (Worldwide) Limited, an unrelated third party, for cash consideration of $2.50 million, pursuant to a formal agreement entered into on January 7, 2020. We received the payment on May 11, 2020. As of December 31, 2019, operations of Bright Swallow were reported as discontinued operations in the accompanying consolidated financial statements for all periods presented. Accordingly, assets, liabilities, revenues, expenses and cash flows related to Bright Swallow have been reclassified in the consolidated financial statements as discontinued operations for all periods presented. Additional information with respect to the sale of Bright Swallow is presented at Note 3.

The “Company” and “Nova” collectively refer to Nova LifeStyle, the U.S. parent, and its subsidiaries, Nova Furniture, Nova Samoa, Nova Macao, Diamond Bar, i Design, BSI and Nova Malaysia.

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

Reverse split

On December 18, 2019, the Company filed a Certificate of Change with the Secretary of State of Nevada with an effective date of December 20, 2019, at which time a 1-for-5 reverse stock split of the Company’s authorized shares of common stock, par value $0.001, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”), shall be effected. All references to shares and per share data have been retroactively restated to reflect such split.

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

Upon adoption, the Company recognized total ROU assets of $3.13 million, with corresponding liabilities of $3.13 million on the consolidated balance sheets. The ROU assets include adjustments for prepayments and accrued lease payments. The adoption did not impact its beginning retained earnings, or its prior year consolidated statements of income and statements of cash flows.

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

Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current and non-current operating lease liabilities, on the consolidated balance sheets.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the two-step goodwill impairment test for the Diamond Bar reporting unit.  Accordingly, as of December 31, 2019 and 2018, the Company concluded there was no impairment of goodwill of Diamond Bar.

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

Balance at January 1, 2019	$224,795
Provision for the year	3,942
Reversal – recoveries by cash	(224,795)
Balance at December 31, 2019	$3,942

During the years ended December 31, 2019 and 2018, bad debts (reversal) provision from continuing operations were ($220,853) and $13,241, respectively. During the year ended December 31, 2019 and 2018, bad debt provision and written off from discontinued operations were $0.

Advances to Suppliers

Advances to suppliers are reported net of allowance when the Company determines that amounts outstanding are not likely to be collected in cash or utilized against purchase of inventories. Based on its historical record and in normal circumstances, the Company receives goods within 5 to 9 months from the date the advance payment is made. Due to the COVID-19 pandemic, freight transportation of products from our international suppliers has been delayed or suspended during the outbreak. As such, no reserve on supplier prepayments had been made or recorded by the Company. Any provisions for allowance for advances to suppliers, if deemed necessary, are included in general and administrative expenses in the consolidated statements of comprehensive income (loss). During the years ended December 31, 2019 and 2018, no provision was made on advances to suppliers.

Inventories

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the year ended December 31, 2019, the Company wrote-down $3.61 million of slow-moving inventory. The Company did not record any write-downs of inventories at December 31, 2018. The inventory write-down is included in “Cost of Sales” from continuing operations in the consolidated statements of comprehensive income. There were no write-downs of inventories from the Company’s discontinued operations for the years ended December 31, 2019 and 2018.

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

Computer and office equipment	5 - 10 years
Decoration and renovation	5 - 10 years

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals.

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

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expenses from continuing operations were $132,844 and $237,290 for the years ended December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, research and development costs from discontinued operations were $0.

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

The Act also created new taxes on certain foreign‐sourced earnings such as global intangible low‐taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the year ended December 31, 2019, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

As of December 31, 2019, the accumulated undistributed earnings generated by its foreign subsidiaries were approximately $27.8 million, of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

A reconciliation of the January 1, 2019 through December 31, 2019 amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

	Gross UTB
	2019	2018

Balance – January 1	$158,153	884,361
Decrease in unrecorded tax benefits taken, related to the Company’s continuing operations	(145,606)	(726,208)
Foreign exchange adjustment		-
Balance – December 31	$12,547	158,153

At December 31, 2019 and 2018, the Company had cumulatively accrued approximately $1,278 and $85,994 for estimated interest and penalties related to unrecognized tax benefits, respectively, related to the Company’s continuing operations. The Company recorded reversal of interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled $84,716 and $71,948 for the years ended December 31, 2019, and 2018, respectively, related to the Company’s continuing operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

At December 31, 2019 and 2018, the Company had cumulatively accrued approximately $0 and $532,657 for estimated interest and penalties related to unrecognized tax benefits, respectively, related to the Company’s discontinued operations. The Company recorded (a decrease) an increase in unrecognized tax benefits and (reversal) increase in interest and penalties as a component of income tax (benefit) expense, which totaled $(1,011,532) and $111,142 for the years ended December 31, 2019, and 2018, respectively, related to the Company’s discontinued operations.

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

The Company’s sales policy allows for product returns within the warranty period if the product is defective and the defects are the Company’s fault.  As alternatives to the product return option, the customers have the option of requesting a discount from the Company for products with quality issues or of receiving replacement parts from the Company at no cost. The amount for product returns, the discount provided to the Company’s customers, and the costs for replacement parts were immaterial for the years ended December 31, 2019 and 2018.

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling expenses on the Company’s consolidated statements of comprehensive income (loss).

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers and write-downs of inventory.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the years ended December 31, 2019 and 2018, shipping and handling costs (income) from continuing operations were $2,792 and $(6,399), respectively. During the years ended December 31, 2019 and 2018, shipping and handling costs from discontinued operations were $0.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense from continuing operations was $176,526 and $1,076,570 for the years ended December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, advertising expense from discontinued operations were $0.

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

The following table presents a reconciliation of basic and diluted (loss) income per share for the years ended December 31, 2019 and 2018:

	2019	2018

Net (loss) income from continuing operations	$(6,136,680)	$5,259,325
Net (loss) income from discontinued operations	(2,464,044)	40,300
Net (loss) income	(8,600,724)	5,299,625

Weighted average shares outstanding – basic*	5,666,320	5,678,771
Dilutive stock options and unvested restricted stock	-	43,886
Weighted average shares outstanding – diluted	5,666,320	5,722,657

(Loss) Income from continuing operations per share of common stock
– basic	$(1.08)	$0.92
– diluted	$(1.08)	$0.92

(Loss) Income from discontinued operations per share of common stock
– basic	$(0.44)	$0.01
– diluted	$(0.44)	$0.01

(Loss) Income per share of common stock
– basic	$(1.52)	$0.93
– diluted	$(1.52)	$0.93

*	Including 33,307 and 162,807 shares that were granted and vested but not yet issued for the years ended December 31, 2019 and 2018, respectively.

For the year ended December 31, 2019, 171,667 shares purchasable under warrants, 26,000 shares of unvested restricted stock and options to purchase 340,500 shares of the Company’s stock were excluded from the EPS calculation, as their effects were anti-dilutive.

For the year ended December 31, 2018, 171,667 shares purchasable under warrants and 26,000 unvested restricted stock were excluded from EPS calculation, as their effects were anti-dilutive.

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

One major customer accounted for 54% of the Company’s sales from our continuing operations for the year ended December 31, 2019 and major customers accounted for 43% (15%, 14% and 14% each) of the Company’s sales from our continuing operations for the year of 2018.  Gross accounts receivable from these customers was $0 and $55,683,031 as of December 31, 2019 and 2018, respectively.

The Company purchased its products from three major vendors during the year ended December 31, 2019 and 2018, accounting for a total of 61% (31%, 15% and 15% each) and 83% (37%, 34%, and 12% each) of the Company’s purchases from our continuing operations, respectively. Advances made to these vendors were $17,279,749 and $6,719,481 as of December 31, 2019 and 2018, respectively. Accounts payable to these vendors was $0 as of December 31, 2019 and 2018.

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

The Company's subsidiary with operations in Malaysia uses its local currency, Malaysian Ringgit (“RM”), as its functional currency. An entity’s functional currency is the currency of the primary economic environment in which it operates, which is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements.

Foreign currency transactions denominated in currencies other than the functional currency are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are re-measured at the applicable rates of exchange in effect at that date. Gains and losses resulting from foreign currency re-measurement are included in the statements of comprehensive loss.

The financial statements are presented in U.S. dollars. Assets and liabilities are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average of the exchange rates in effect during the reporting period. Stockholders’ equity accounts are translated using the historical exchange rates at the date the entry to stockholders’ equity was recorded, except for the change in retained earnings during the period, which is translated using the historical exchange rates used to translate each period’s income statement. Differences resulting from translating functional currencies to the reporting currency are recorded in accumulated other comprehensive income in the balance sheets.

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 2019	RM4.09 to 1

Income statement and cash flows items
For the period ended December 31, 2019	RM4.13 to 1

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

Management concluded that the Company had one reportable segment under ASC 280 because Diamond Bar is a furniture distributor based in California focusing on customers in the US, Bright Swallow is a furniture distributor focusing on customers in Canada, and Nova Macao is a furniture distributor based in Macao focusing on international customers, and Nova Malaysia is a furniture retailer and distributor focusing on customers primarily in Malaysia. They are all operated under the same senior management of the Company, and management views the operations of Diamond Bar, Bright Swallow, Nova Macao and Nova Malaysia as a whole for making business decisions.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the fair value hierarchy. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impact this update will have on its financial statements.

Note 3 - Discontinued Operations

Towards the end of 2019, the board of directors of the Company committed to a plan to dispose of Bright Swallow. On January 7, 2020, the Company transferred its entire interest in Bright Swallow to Y-Tone (Worldwide) Limited, an unrelated third party, for cash consideration of $2.50 million, pursuant to a formal agreement entered into on January 7, 2020. We received the payment on May 11, 2020.

As of December 31, 2019, operations of Bright Swallow were reported as discontinued operations in the accompanying consolidated financial statements for all periods presented. Accordingly, assets, liabilities, revenues, expenses and cash flows related to Bright Swallow have been reclassified in the consolidated financial statements as discontinued operations for all periods presented.

The following table presents the components of discontinued operations in relation to Bright Swallow reported in the consolidated statements of operations:

	2019	2018

Sales	$6,547,538	$7,467,194
Cost of sales	(6,223,468)	(6,874,666)
Operating expenses	(3,799,261)	(471,729)
(Loss) income before income taxes	(3,475,576)	119,149
Income tax (benefit) expense	(1,011,532)	78,849
(Loss) income from discontinued operations	(2,464,044)	40,300

The following table presents the major classes of assets and liabilities of discontinued operations of Bright Swallow reported in the consolidated balance sheets:

	December 31, 2019	December 31, 2018

Cash and equivalents	$1,462,200	$646,857
Accounts receivable, net	969,841	864,598
Advance to suppliers, net	609,935	1,079,532
Prepaid expenses and other receivables	-	5,418
Current assets of discontinued operations	3,041,976	2,596,405

Intangible assets	-	3,795,904
Non-current assets of discontinued operations	-	3,795,904

Accounts payable	$948	$-
Advance from customers	126,916	-
Accrued liabilities and other payables	2,553	5,174
Income tax payable	85,028	-
Current liabilities of discontinued operations	215,445	5,174

Noncurrent FIN 48 liability	-	1,096,558
Non-current liabilities of discontinued operations	-	1,096,558

Note 4 - Inventories

The inventories as of December 31, 2019 and 2018 totaled $29,724,665 and $6,371,112, respectively, and were all finished goods.

Note 5 - Plant, Property and Equipment, Net

As of December 31, 2019 and 2018, plant, property and equipment consisted of the following:

	2019	2018

Computer and office equipment	$346,141	$320,239
Decoration and renovation	118,858	118,858
Less: accumulated depreciation	(328,487)	(292,001)
	$136,512	$147,096

Depreciation expense from continuing operations was $36,486 and $37,679 for the years ended December 31, 2019 and 2018, respectively. Depreciation expense from discontinued operations was $0 for the years ended December 31, 2019 and 2018.

Note 6 - Advances to Suppliers

The Company makes advances to certain vendors for inventory purchases. The advances on inventory purchases were $27,745,184 and $9,545,489 as of December 31, 2019 and 2018, respectively. No impairment charges were made on advances to suppliers for the years ended December 31, 2019 and 2018.

Note 7 - Intangible Assets, net

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

Intangible assets consisted of the following as of December 31, 2019 and 2018:

	2019	2018

Customer relationship	$50,000	$50,000
Trademarks	200,000	200,000
Less: accumulated amortization	(250,000)	(250,000)
	$-	$-

Amortization of intangible assets from continuing operations was $0 for the years ended December 31, 2019 and 2018. Amortization of intangible assets from discontinued operations was $406,704 and $406,704 for the years ended December 31, 2019 and 2018, respectively.

Impairment on intangible assets from continuing operations was $0 for the years ended December 31, 2019 and 2018. The Company recorded impairment on its intangible assets from its discontinued operations $3,389,200 and $0 for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, as a result of lower-than-expected revenue performance of Bright Swallow, management determined the carrying amount of customer relationship was no longer recoverable. The unamortized customer relationship of $3,389,200 was fully impaired. The impairment of customer relationship was not deductible for income tax purposes and, therefore, the Company did not record a corresponding tax benefit in 2019.

Note 8 - Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables consisted of the following at December 31, 2019 and 2018:

	2019	2018

Prepaid expenses	$148,750	$96,197
Other receivables	24,857	4,197
	$173,607	$100,394

As of December 31, 2019 and 2018, prepaid expenses and other receivables mainly represented prepaid insurance and a Paypal account balance.

Note 9 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of December 31, 2019 and 2018:

	2019	2018

Other payables	$33,115	$49,441
Salary payable	16,419	40,907
Financed insurance premiums	102,354	39,202
Accrued rents	17,733	2,951
Accrued commission	53,850	623,372
Accrued expenses, others	78,293	47,582
	$301,764	$803,455

As of December 31, 2019 and 2018, other accrued expenses mainly included legal and professional fee and utilities. Other payables represented other tax payable and rebate.

Note 10 - Lines of Credit

On September 19, 2017, Diamond Bar extended the line of credit up to a maximum of $8,000,000 to mature on June 1, 2019. The annual interest rate was 5.50% as of June 30, 2019. The line of credit was secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. As of December 31, 2019 and 2018, Diamond Bar had $0 and $6,248,162 outstanding on the line of credit, respectively.  During the years ended December 31, 2019 and 2018, the Company recorded interest expense of $35,444 and $169,675, respectively. The Company paid off the lines of credit during the year ended December 31, 2019.

As of December 31, 2019, the Company does not have any lines of credit.

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

Note 11 - Income Taxes

Taxes payable consisted of the following at December 31, 2019 and 2018:

	2019	2018
Income tax payable - current	$22,055	$584,874
Income tax payable – noncurrent	$1,833,286	$2,255,094

As of December 31, 2019 and 2018, noncurrent tax payable were $1.83 million and $2.26 million, respectively, consisting primarily of an income tax payable of $1.82 million and $2.01 million respectively, arising from a one-time transition tax recognized in the fourth quarter of 2017 on post-1986 foreign unremitted earnings (see below), and unrecognized tax benefit of $0.01 million and $0.16 million, respectively, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities  (see Note 2).

The (benefit) provision for income taxes on income (loss) from continuing operations consisted of the following:

	2019	2018
Current:
Federal	$(187,807)	$(623,679)
State	2,400	2,400
	(185,407)	(621,279)

Deferred:
Federal	194,007	(41,138)
State	242,442	(76,350)
	436,449	(117,488)
Total provision (benefit) for income taxes	$251,042	$(738,767)

The following is a reconciliation of the difference between the actual (benefit) provision for income taxes and the (benefit) provision computed by applying the federal statutory rate on income before income taxes from continuing operations:

	2019	2018
Tax at federal statutory rate	$(1,235,984)	$949,384
Foreign rate differential	(2,922)	2,922
ASC 740-10 uncertain tax position	(230,322)	(798,156)
Tax exemption	(388,742)	(1,148,552)
Global Intangible Low-Taxed Income	420,444	574,510
Stock based compensation	18,473	(270,754)
Tax Cut and Jobs Act	-	30,055
Others	(463,093)	(78,176)
Valuation allowance	2,133,188	-
Total provision (benefit) for income taxes	$251,042	$(738,767)

The following presents the aggregate dollar effects of the Company’s tax exemption from its continuing operations:

	2019	2018
Aggregate dollar effect of tax holiday	$388,742	$1,148,552

Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	2019	2018
Non-Current Deferred Tax Assets:
Accrued liabilities	$18,464	$108,250
Fed & CA amortization	24,529	26,481
Stock compensation	189,635	129,691
ASC 842 – lease liability	742,878	-
Inventory	994,986	-
U.S. NOL	1,025,078	196,430

Non-Current Deferred Tax Liabilities:
Prepaid expenses	-	(3,988)
Fed & CA depreciation	(21,081)	(20,415)
ASC 842- ROU Asset	(733,555)	-

Net Non-Current Deferred Tax Assets before Valuation Allowance	2,240,934	436,449
Less: Valuation Allowance	(2,240,934)	-
Non-Current Deferred Tax Assets, Net:	-	436,449
Total Deferred Assets, Net:	$-	$436,449

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

For U.S. Federal income tax purpose, the Company has net operating loss, or NOL carryforwards of approximately $2.66 million and $0 million at December 31, 2019 and 2018, respectively.

For U.S. California income tax purpose, the Company has net operating loss, or NOL carryforwards of approximately $6.24 million and $2.81 million, at December 31, 2019 and 2018, respectively.

On September 19, 2013, Bright Swallow moved the office from Macau to Hong Kong, which is subject to a 16.5% corporate income tax. Nova Macao is an income tax-exempt entity incorporated and domiciled in Macao.

Corporate income tax in Malaysia is calculated at the statutory rate of 24% of the estimated taxable profit for the year ended December 31, 2019.

Note 12 - Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president who is currently also the Chief Executive Officer and Chairman of the Board. The lease is to be renewed and has been renewed each year since 2011. On April 1, 2020, the Company renewed the lease for an additional one year term. The lease was for the amount of $34,561, with a term of one year. During the years ended December 31, 2019 and 2018, the Company paid rental amounts of $34,561 that are included in selling expenses.

On January 4, 2018, the Company entered into a sales representative agreement with a consulting firm, which is owned by the Chief Executive Officer and Chairman of the Board, for sales representative service for a term of two years. On January 4, 2020, the Company renewed the agreement for an additional two years. The Company agreed to compensate the sales representative via commission at predetermined rates of the relevant sales amount. During the years ended December 31, 2019 and 2018, the Company recorded $126,949 and $159,360 as commission expense to this sales representative consulting firm, respectively.

Note 13 - Stockholders’ Equity

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

On June 4, 2019, the Board of Directors of the Company adopted a 10b-18 share repurchase program to repurchase up to $2 million of its common stock. The share repurchase authorization permits shares to be repurchased from time to time at the discretion of the Company’s management, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The program is effective as of June 5, 2019 and will expire on June 4, 2020. During the year ended December 31, 2019, the Company repurchased 172,870 shares of its common stock.

Warrants

The following is a summary of the warrant activity for the year ended December 31, 2019:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2019	171,667	$13.55	1.92
Exercisable at January 1, 2019	171,667	$13.55	1.92
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at December 31, 2019	171,667	$13.55	0.92
Exercisable at December 31, 2019	171,667	$13.55	0.92

Shares Issued to Consultants

On February 1, 2016, the Company entered into an agreement with a consultant for E-Commerce consulting services with a term of 24 months. The Company agreed to grant the consultant 2,000 shares of the Company’s common stock per month, for a total commitment of 48,000 shares. Twelve and half percent (12.5%) of those shares vested on April 30, 2016, 12.5% on July 30, 2016, 12.5% on October 31, 2016, 12.5% on January 31, 2017, 12.5% on April 30, 2017, 12.5% on July 30, 2017, 12.5% on October 31, 2017, and the remaining 12.5% on January 31, 2018. The fair value of the 48,000 shares was $326,400, which was calculated based on the stock price of $6.80 per share on February 1, 2016, the date the agreement was executed, and was amortized over the service term. During the years ended December 31, 2019 and 2018, the Company amortized $0 and $13,600 as consulting expenses, respectively.

On June 30, 2017, the Company entered into a consulting agreement with a consultant for business advisory services for a term of 12 months. The Company agreed to compensate the consultant a one-time amount of $10,000 worth of shares of the Company’s common stock based on the price per share on June 30, 2017. The Company also granted the consultant $10,000 worth of shares of the Company’s common stock per month starting from July 1, 2017 for a period of 12 months. The shares were granted pursuant to Nova LifeStyle, Inc.’s 2014 Omnibus Long-Term Incentive Plan (the “Plan”) approved by the Board of Directors (“Board”) of the Company on May 13, 2014 and ratified at the annual shareholder meeting on June 30, 2014. The Plan was registered under Form S-8 on July 30, 2014. On June 12, 2018, the Company renewed the agreement with the consultant for an additional year and agreed to compensate the consultant $10,000 worth of shares of the Company’s common stock per month starting from July 1, 2018 for a period of 12 months. The shares were issued pursuant to the Plan. On January 31, 2019, the Company terminated the agreement. During the years ended December 31, 2019 and 2018, the Company recorded $10,000 and $125,000 as consulting expense, respectively.

On November 16, 2017, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2017 for one year. The Company agreed to grant the consultant 20,000 shares of the Company’s common stock. Twenty-five percent (25%) of those shares vested on February 15, 2018, 25% on May 15, 2018, 25% vested on August 15, 2018 and the remaining 25% vested on November 15, 2018. The fair value of 20,000 shares was $173,000, which was calculated based on the stock price of $8.65 per share on November 16, 2017 and was amortized over the service term. The shares were granted pursuant to the Plan. During the years ended December 31, 2019 and 2018, the Company amortized $0 and $151,197 as consulting expense, respectively.

On December 10, 2017, the Company entered into a consulting agreement with a consultant for business advisory services effective as of January 1, 2018 and ending on December 31, 2018. The Company agreed to compensate the consultant a one-time amount of $15,000 worth of shares of the Company’s common stock based on the price per share on December 15, 2017. The Company also granted the consultant $15,000 worth of shares of the Company’s common stock per month starting from January 1, 2018 for 12 months. The shares were granted pursuant to the Plan. During the years ended December 31, 2019 and 2018, the Company amortized $0 and $195,000 as consulting expense, respectively.

On November 16, 2018, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2018 for one year. The Company agreed to grant the consultant 20,000 shares of the Company’s common stock. Twenty-five percent (25%) of those shares vested on February 15, 2019 and 25% on May 15, 2019; 25% vested on August 15, 2019 and the remaining 25%  vested on November 15, 2019. The fair value of 20,000 shares was $90,000 which was calculated based on the stock price of $4.50 per share on November 16, 2018 and was amortized over the service term. The shares were issued pursuant to the Plan. During the years ended December 31, 2019 and 2018, the Company amortized $78,657 and $11,343 as consulting expenses, respectively.

On December 1, 2018, the Company entered into a consulting agreement with a consultant for business advisory services effective as of January 1, 2019 and ending on December 31, 2019. The Company granted the consultant $15,000 worth of shares of the Company’s common stock per month starting from January 1, 2019 for 12 months. The shares were granted pursuant to the Plan. On January 1, 2019, the consultant terminated the agreement for personal reasons.

On November 16, 2019, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2019 for a one year term. The Company agreed to grant the consultant 20,000 shares of the Company’s common stock. Twenty-five percent (25%) of those shares vested on February 15, 2020, 25% will vest on May 15, 2020; 25% will vest on August 15, 2020 and the remaining 25% will vest on November 15, 2020. The fair value of 20,000 shares was $51,000 which was calculated based on the stock price of $2.55 per share on November 18, 2019 and will be amortized over the service term. The shares would be issued pursuant to the Plan. During the year ended December 31, 2019, the Company amortized $6,427 as consulting expenses.

Shares and Warrants Issued through Private Placement

Private Placement on May 28, 2015

On May 28, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (the “Purchasers”) pursuant to which the Company offered to the Purchasers, in a registered direct offering, an aggregate of 594,102 shares of common stock, par value $0.001 per share. Of these, 400,000 shares were sold to the Purchasers at a negotiated purchase price of $10.00 per share, for aggregate gross proceeds to the Company of $4,000,002, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. In accordance with the terms of the Purchase Agreement, the Company exchanged outstanding 2014 Series A Warrants with their holders for 132,006 shares of common stock, and exchanged the outstanding 2014 Series C Warrants with their holders for 62,096 shares of common stock.

In a concurrent private placement, the Company also sold to the Purchasers a warrant to purchase one share of the Company’s common stock for each share purchased for cash in the offering, pursuant to that certain Common Stock Purchase Warrant, by and between the Company and each Purchaser (the “2015 Warrants”). The 2015 Warrants became exercisable beginning on the six month anniversary of the date of issuance (the “Initial Exercise Date”) at an exercise price of $13.55 per share and will expire on the five year anniversary of the Initial Exercise Date. The purchase price of one share of the Company’s common stock under the 2015 Warrants is equal to the exercise price.

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

Shares and Options Issued to Independent Directors

On April 10, 2017, the Company entered into a restricted stock award agreement under the 2014 Omnibus Long-Term Incentive Plan with a new independent director of the Board. The Company agreed to grant $20,000 worth of stock to the independent director with a grant date on April 10, 2017. The restricted period lapses as of 50% of the restricted stock granted vested on April 10, 2017 based on the closing price of common stock on Nasdaq as of April 10, 2017, and 50% of the restricted stock granted vested on June 30, 2017 based on the closing price of common stock on Nasdaq as of June 30, 2017. During the years ended December 31, 2019 and 2018, the Company amortized $0 and $1,261 as directors’ stock compensation expenses, respectively.

On September 26, 2017, the Company entered into stock option agreements under the 2014 Omnibus Long-Term Incentive Plan with the three independent members of the board of directors. The Company agreed to grant the Company’s three independent directors options to purchase an aggregate of 60,000 shares of the Company’s common stock at an exercise price of $8.25 per share, with a term of 5 years. Twenty-five percent (25%) of those stock options vested on September 30, 2017, 25% on December 31, 2017, 25% on March 31, 2018, and the remaining 25% vested on June 30, 2018.

The fair value of the stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”). The BSOPM has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk-free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The fair value of the option granted to of the independent directors is recognized as director fee over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions, estimated life of five years, volatility of 84%, risk free interest rate of 1.87%, and dividend yield of 0%. The fair value of 60,000 stock options was $324,907 at the grant date. During the years ended December 31, 2019 and 2018, the Company recorded $0 and $162,453 as directors’ stock compensation expenses, respectively.

On November 7, 2018, the Company entered into stock option agreements under the 2014 Omnibus Long-Term Incentive Plan with the three independent members of the board of directors. The Company agreed to grant the Company’s three independent directors options to purchase an aggregate of 60,000 shares of the Company’s common stock at an exercise price of $5.90 per share, with a term of 5 years. Twenty-five percent (25%) of those stock options vested on November 30, 2018, 25% vested on February 28, 2019, 25% on May 31, 2019, and the remaining 25% vested on August 31, 2019. The fair value of the stock options granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”) as described above. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 84%, risk free interest rate of 3.07%, and dividend yield of 0%. The fair value of 60,000 stock options was $240,105 at the grant date. During the years ended December 31, 2019 and 2018, the Company recorded $180,079 and $60,026 as directors’ stock compensation expenses, respectively.

On November 4, 2019, the Company entered into stock option agreements under the 2014 Omnibus Long-Term Incentive Plan with the three independent members of the board of directors. The Company agreed to grant the Company’s three independent directors options to purchase an aggregate of 60,000 shares of the Company’s common stock at an exercise price of $2.80 per share, with a term of 5 years. Twenty-five percent (25%) of those stock options vested on November 30, 2019, 25% vested on February 28, 2020, 25% on May 31, 2020, and the remaining 25% will vest on August 31, 2020. The fair value of the stock options granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”) as described above. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 87%, risk free interest rate of 1.60%, and dividend yield of 0%. The fair value of 60,000 stock options was $114,740 at the grant date. During the year ended December 31, 2019, the Company recorded $28,685 as directors’ stock compensation expenses.

Shares Issued to Employees and Service Providers

On May 18, 2016, the Company entered into agreements with three designers for product design services for a term of 24 months. The Company agreed to grant each designer 48,000 shares of the Company’s common stock. 25% of those shares vested on May 31, 2016, 25% on December 18, 2016, 25% on June 18, 2017 and the remaining 25% on December 18, 2017. The fair value of these shares was $388,800, which was calculated based on the stock price of $2.70 per share on May 18, 2016, the date the agreement was executed, and was amortized over the service term. During the years ended December 31, 2019 and 2018, the Company amortized $0 and $72,967 as stock compensation expenses, respectively.

On February 27, 2018, the Company renewed an employment agreement with the Company’s Corporate Secretary for a term of one year. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $68,100, which was calculated based on the stock price of $11.35 per share on February 27, 2018, the date the awards were determined by the Compensation Committee of the Board. 25% of those shares vested on February 27, 2018, 25% on March 31, 2018, 25% on June 30, 2018 and the remaining 25% vested on September 30, 2018. During the years ended December 31, 2019 and 2018, the Company amortized $10,821 and $57,279 as stock compensation, respectively.

On December 13, 2018, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $23,100, which was calculated based on the stock price of $3.85 per share on December 13, 2018, the date the awards were determined by the Compensation Committee of the Board. Twenty-five percent (25%) of those shares vested on December 13, 2018, 25% on March 31, 2019, 25% on June 30, 2019 and the remaining 25% vested on September 30, 2019. During the years ended December 31, 2019 and 2018, the Company amortized $21,898 and $1,202 as stock compensation, respectively.

On December 14, 2019, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $12,780, which was calculated based on the stock price of $2.13 per share on January 31, 2020, the date the awards were determined by the Compensation Committee of the Board. Twenty-five percent (25%) of those shares vested on January 31, 2020, 25% on March 31, 2020, 25% on June 30, 2020 and the remaining 25% vested on September 30, 2020. During the year ended December 31, 2019, the Company amortized $1,681 as stock compensation.

Options Issued to Employees

On August 29, 2017 (the “Grant Date”), the Board approved option grants to the Company’s employees to purchase an aggregate of 156,000 shares of the Company’s common stock (including options to purchase 20,000 shares and 7,000 shares to the Company’s CEO and CFO, respectively) at an exercise price of $6.30 per share, with a term of 5 years, pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. Fifty percent (50%) of those stock options vested immediately, and the remaining 50% vested on the six-month anniversary of the Grant Date.

The fair value of the stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”) as described in options granted to independent directors above. The fair value of the option granted to employees is recognized as compensation expense over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 84%, risk free interest rate of 1.70%, and dividend yield of 0%. The fair value of 780,000 stock options was $643,182 at the grant date. During the years ended December 31, 2019 and 2018, the Company recorded $0 and $321,591 as stock compensation, respectively.

On August 24, 2018 (the “Grant Date”), the Board approved an option grant to the Company’s CFO to purchase an aggregate of 7,000 shares of the Company’s common stock at an exercise price of $9.25 per share, with a term of 5 years, pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. Fifty percent (50%) of those stock options vested immediately, and the remaining 50% vested on the six-month anniversary of the Grant Date.

The fair value of the option granted to the CFO in 2018 is recognized as compensation expense over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 84%, risk free interest rate of 2.72%, and dividend yield of 0%. The fair value of 7,000 stock options was $43,680 at the grant date. During each of the years ended December 31, 2019 and 2018, the Company recorded $21,840 as stock compensation.

On August 12, 2019, the Board approved an option grant to the Company’s CFO to purchase an aggregate of 7,000 shares of the Company’s common stock at an exercise price of $3.85 per share, with a term of 5 years, pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. Fifty percent (50%) of those stock options vested immediately, and the remaining 50% vested on the six-month anniversary of the Grant Date.

The fair value of the option granted to the CFO in 2019 is recognized as compensation expense over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 87%, risk free interest rate of 1.49%, and dividend yield of 0%. The fair value of 7,000 stock options was $18,318 at the grant date. During the year ended December 31, 2019, the Company recorded $9,159 as stock compensation.

As of December 31, 2019, unrecognized share-based compensation expense related to options was $95,214.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2019	273,500	6.70	$-	3.96
Exercisable at January 1, 2019	225,000	6.85	$-	3.75

Granted	67,000	2.91	-	5.00
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2019	340,500	$5.97	$-	$3.33
Exercisable at December 31, 2019	292,000	$6.48	$-	$3.08

(1)

The intrinsic value of the stock options at December 31, 2019 is the amount by which the market value of the Company’s common stock of $1.85 as of December 31, 2019 exceeds the exercise price of the option.

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

Surplus Reserve Fund

At December 31, 2019 and December 31, 2018, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital.

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

Note 14 - Geographical Sales

Geographical distribution of sales consisted of the following for the years ended December 31, 2019 and 2018:

	2019	2018

Geographical Areas
North America	$10,172,970	$46,959,295
China	11,792,589	11,331,108
Australia	-	11,060,421
Asia*	-	11,817,196
Hong Kong	-	-
Other countries	17,720	9,990
	$21,983,279	$81,178,010

* excluding China

Note 15 - Lease

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

On January 7, 2014, the Company entered into a sublease agreement with Diamond Bar for warehouse space with a five-year term commencing on November 1, 2013 and which expired on October 31, 2018. The Company subleased a portion of its warehouse space to one of its customers with a one-year term commencing on December 1, 2013 and expiring on November 30, 2014, which had been renewed every year, expired on October 31, 2018 and was not renewed. The sublease income of $6,000 per month was recorded against the rental expense. During the year ended December 31, 2018, the Company recorded $47,330 in sublease income.

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

Total rental payments from continuing operations for the years ended December 31, 2019 and 2018 were $1,110,725 and $855,201, respectively. Total rental payments from discontinued operations for the years ended December 31, 2019 and 2018 were $0 and $30,618, respectively.

The components of lease costs, lease term and discount rate with respect of leases with an initial term of more than 12 months are as follows:

2019

Operating lease cost	$620,980
Weighted Average Remaining Lease Term - Operating leases	4.84 years
Weighted Average Discount Rate - Operating leases	5%

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2019:

Operating Leases
Fiscal year 2020	$604,811
Fiscal year 2021	622,956
Fiscal year 2022	641,644
Fiscal year 2023	660,894
Thereafter	508,000
Total undiscounted cash flows	3,038,305
Less: imputed interest	(346,176)
Present value of lease liabilities	$2,692,129

Note 16 - Commitments and Contingencies

Legal Proceedings

On December 28, 2018, a federal putative class action complaint was filed by George Barney against the Company and its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) in the United States District Court for the Central District of California, claiming the Company violated federal securities laws and pursuing remedies under Sections 10(b) and 20(a) of the Security Exchange Act of 1934 and Rule 10b-5 (the “Barney Action”). Richard Deutner and ITENT EDV were subsequently substituted as plaintiffs and, on June 18, 2019, they filed an Amended Complaint.  In the Amended Complaint, plaintiffs seek to recover compensatory damages caused by the Company’s alleged violations of federal securities laws during the period from December 3, 2015 through December 20, 2018.  Plaintiffs claim that the Company: (1) overstated its purported strategic alliance with a customer in China to operate as lead designer and manufacturer for all furnishings in such customer’s planned $460 million senior care center in China; (2) the Company inflated its reported sales in 2016 and 2017 with the Company’s two major customers; and (3) as a result, the Company’s public statements were materially false and misleading at all relevant times.  In support of these claims, plaintiffs rely primarily upon a blog appearing in Seeking Alpha on December 21, 2018 in which it was claimed that an investigation of the Company failed to confirm the existence of several entities identified as significant customers, Plaintiffs purported to verify some of the information alleged in the Seeking Alpha blog.   By Order entered December 2, 2019, the Court denied defendants’ Motion to Dismiss the Amended Complaint. Defendants have accordingly filed an Answer to the Amended Complaint denying its material allegations. The Court also entered a scheduling order setting a final pretrial conference for July 20, 2020.

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

On March 3, 2020, defendants filed in each of the derivative actions motions to stay those proceedings until the Barney action is resolved or alternatively to dismiss on the grounds that plaintiffs’ failure to make demand upon the Board was not excused and the Complaints otherwise fail to state a claim upon which relief can be granted.    By Order entered April 7, 2020, the Court granted defendants’ Motion to Stay and stayed this action until the Barney litigation is resolved.  The Motion to Stay and Dismiss remains pending in the Samuels action.

While these derivative actions are purportedly asserted on behalf of the Company, it is possible that the Company may directly incur attorneys’ fees and is advancing the costs of defense for its current directors and officers pursuant to contractual and legal indemnity obligations.  The Company believes there is no basis to the derivative complaints and they will be vigorously defended.

Other than the above, the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

Note 17 - Subsequent Events

After the close of the fiscal year to which these financial statements relate, the Company experienced (and continues to experience) significant adverse impacts of novel coronavirus (COVID-19) and the related public health orders. The Company’s two showrooms and warehouse in Kuala Lumpur have been closed since March 18, 2020.  At this juncture, the Company is unable to predict when the Kuala Lumpur and Los Angeles facilities will be able to resume ordinary operations, or whether future developments may cause the Company to curtail or suspend operations in its other facilities. The Company is experiencing reduced demand for its products and an increased level of purchase order cancellations as a result of the COVID-19 pandemic. The third-party contract manufacturers that the Company utilizes in China were closed from the beginning of the Lunar New Year Holiday through the beginning of March. Certain of the Company’s new products are being sourced from manufacturers in India and Malaysia starting in 2020. The factories in India and Malaysia have suspended operations as a result of the COVID-19 pandemic. They are currently scheduled to reopen in May, but it is likely that their reopening will be delayed further as a consequence of governmental health-related action. The Company cannot reasonably predict when they will reopen. Finally, the Company expects that the impact of the COVID-19 outbreak on the United States and world economies will have a material adverse impact on the demand for its products. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the business interruption and the related financial impact cannot be reasonably estimated at this time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA LIFESTYLE, INC.
(Registrant)

Date: May 12, 2020	By:	/s/ Thanh H. Lam
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

Signature	Title	Date

/s/ Thanh H. Lam	Chief Executive Officer, President, Director and Chairperson	May 12, 2020
Thanh H. Lam	(Principal Executive Officer)

/s/ Jeffery Chuang	Chief Financial Officer	May 12, 2020
Jeffery Chuang	(Principal Financial and Accounting Officer)

/s/ Min Su	Director	May 12, 2020
Min Su

/s/ Bin Liu	Director	May 12, 2020
Bin Liu

/s/ Umesh Patel	Director	May 12, 2020
Umesh Patel

/s/ Huy P. La	Director	May 12, 2020
Huy P. La