Form 10-K/A
period 2019-12-31
Nova Lifestyle, Inc.
filed 2020-05-26
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

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

NOVA LIFESTYLE, INC.

EXPLANATORY NOTE

This Annual Report on Form 10-K is being amended solely for the purpose of including the information set forth under the heading,  “Reliance On Relief Order” below and Exhibit 4.14. In addition, in accordance with applicable rules and regulations promulgated by the Securities and Exchange Commission, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2,  32.1 and 32.2.  Other than as stated above, this Form 10-K/A continues to speak as of December 31, 2019 or (where applicable) as of the date of the original filing of the Annual Report on Form 10-K (Original Filing), and the information in this Form 10-K/A does not modify or update any other item or disclosure in the Original Filing or reflect any other events occurring after the Original Filing.  This amended Form 10-K/A should be read in conjunction with any current reports that have been filed on Form 8-K subsequent to the date of the Original Filing.

RELIANCE ON RELIEF ORDER.

On March 27, 2020 we filed a Current Report on Form 8-K (which we amended on April 27, 2020) in compliance with and in reliance upon the SEC Order issued pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules thereunder (SEC Release No. 34-88465 on March 25, 2020) (Relief Order). By way of filing the Current Report (as amended),  we, among other things,  extended the time of filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (Annual Report), until no later than May 14, 2020 in reliance on the Relief Order. The Current Report disclosed the reasons that our Annual Report could not be filed timely.

We filed our Annual Report pursuant to the Relief Order, on May 12, 2020.

As required by the Relief Order, we hereby disclose that we were unable to timely file our Annual Report and had to avail ourselves of the Relief Order because of the following issues posed by the COVID-19 outbreak:

●

Our Offices located in Hong Kong and Macau were closed for the Lunar New Year Holiday Break, and remained closed until late February as a result of the outbreak. The Company’s facilities in Kuala Lumpur have been closed since March 18, 2020. The Los Angeles facility has been closed since March 16, 2020. A skeleton staff worked in that facility each day (i) to receive shipping containers of products delivered from the Company’s contract manufacturers and (ii) to ship products to customers. These developments made it difficult for us to close our books timely.

●

Some of the branches of the commercial banks where we maintain bank accounts suspended or curtailed operations, or otherwise refused to perform bank confirmations for fear of contacting contaminated items.

●

Certain cities and municipalities where the Company’s key customers and suppliers operate still maintain monitoring and compulsory quarantine policies adopted during the outbreak; and a number of the Company’s key customers and suppliers were unable provide audit confirmations on time.

●

Express delivery companies suffered disruptions and delays in their operations. The delivery periods have significantly extended as compared with those prior to the outbreak due to shortage of active staff.

●

The principal office of our independent auditor is located in the Hong Kong Special Administrative Region of the PRC (“HKSAR”). In order to prevent the COVID-19 disease outbreak in HKSAR, the government of HKSAR announced that (i) beginning on February 4, 2020, individuals, including Hong Kong residents, travelling between Hong Kong and the Mainland or between Hong Kong and other places will have to use control points at the Hong Kong International Airport, Shenzhen Bay and the Hong Kong-Zhuhai-Macao Bridge, and that it closed other land and water ports between mainland and HKSAR, and (ii) beginning on February 8, 2020, the Department of Health of the HKSAR issued quarantine orders to all people entering Hong Kong from the Mainland, including Hong Kong residents, Mainland residents and visitors from other places. Such individuals are required to stay at home or another accommodation to complete a fourteen-day compulsory quarantine. These measures had adverse impacts on the timeliness to the Company’s annual audit, i.e., adversely affect the auditors’ overall on-site audit schedules as well as the timeliness of express delivery service of documents (such as audit confirmations) between mainland and HKSAR. A copy of the letter from our auditor stating the specific reasons why it was unable to furnish the audit report on or before the original deadline for the Annual Report has been filed as exhibit 99.1 to the Form 8-K/A filed with SEC on April 27, 2020 and is incorporated by reference hereto.

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

10.17†	Sales Representative Agreement by and between Diamond Bar Outdoors, Inc. and Tawny Lam Consulting, Inc. dated January 4, 2020 (Incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on May 12, 2020)
10.18†	Sale and Purchase Agreement by and between Nova LifeStyle, Inc. and Y-Tone (Worldwide) Limited dated January 7, 2020 (Incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on May 12, 2020)
14.1	Code of Business Conduct and Ethics of Nova Lifestyle, Inc. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 10, 2013)
4.14	Description of Securities registered under Section 12 of the Securities Exchange Act of 1934, as amended

21.1	Subsidiaries of the Registrant(Incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on May 12, 2020)
23.1†	Consent of Centurion ZD CPA & Co.
24.1	Power of Attorney (Included on the Signature Page of the Annual Report on Form 10-K filed on May 12, 2020)
31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

NOVA LIFESTYLE, INC.
(Registrant)

Date: May 26, 2020	By:	/s/ Thanh H. Lam
Thanh H. Lam Chairperson and Chief Executive Officer (Principal Executive Officer)

Power of Attorney

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thanh H. Lam	Chief Executive Officer, President, Director and Chairperson	May 26, 2020
Thanh H. Lam	(Principal Executive Officer)

/s/*	Chief Financial Officer	May 26, 2020
Jeffery Chuang	(Principal Financial and Accounting Officer)

/s/*	Director	May 26, 2020
Min Su

/s/*	Director	May 26, 2020
Bin Liu

/s/*	Director	May 26, 2020
Umesh Patel

/s/*	Director	May 26, 2020
Huy P. La

*By: /s/ Thanh H. Lam	Attorney & Agent In Fact pursuant to the power of attorney dated May 12, 2020 included on the signature page of the Annual Report on Form 10-K filed on May 12, 2020	May 26, 2020
Thanh H. Lam