Form 10-Q
period 2020-03-31
Nova Lifestyle, Inc.
filed 2020-07-06
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 011-36259

NOVA LIFESTYLE, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6565 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,536,544 shares of common stock outstanding as of July 2, 2020.

SPECIAL NOTE REGARDING RELIANCE ON RELIEF ORDER.

On March 27, 2020, we filed a Current Report on Form 8-K (which we amended on April 27, 2020) in compliance with and in reliance upon the SEC Order issued pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules thereunder (SEC Release No. 34-88465 on March 25, 2020) (Relief Order). By way of filing the Current Report (as amended), we, among other things, extended the time of filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Quarterly Report), until no later than June 29, 2020 in reliance on the Relief Order. The Current Report disclosed the reasons that our Quarterly Report could not be filed timely.

As required by the Relief Order, we hereby disclose that we were unable to timely file our Quarterly Report and had to avail ourselves of the Relief Order because of the following issues posed by the COVID-19 outbreak:

●

Our Offices located in Hong Kong and Macau were closed for the Lunar New Year Holiday Break, and remained closed until late February as a result of the outbreak. The Company’s facilities in Kuala Lumpur have been closed since March 18, 2020. The Los Angeles facility has been closed since March 16, 2020. A skeleton staff worked in that facility each day (i) to receive shipping containers of products delivered from the Company’s contract manufacturers and (ii) to ship products to customers. These developments made it difficult for us to close our books in a timely manner. On May 12, 2020, the Company’s Kuala Lumpur office reopened for business.

●

Some of the branches of the commercial banks where we maintain bank accounts suspended or curtailed operations, or otherwise refused to perform bank confirmations for fear of contacting contaminated items.

●

Certain cities and municipalities where the Company’s key customers and suppliers operate still maintain monitoring and compulsory quarantine policies adopted during the outbreak; and a number of the Company’s key customers and suppliers were unable provide audit confirmations on time for our annual report for the year ended December 31, 2019.

●

Express delivery companies suffered disruptions and delays in their operations. The delivery periods have significantly extended as compared with those prior to the outbreak due to a shortage of active staff.

●

The principal office of our independent auditor is located in the Hong Kong Special Administrative Region of the PRC (“HKSAR”). In order to prevent the COVID-19 disease outbreak in HKSAR, the government of HKSAR announced that (i) beginning on February 4, 2020, individuals, including Hong Kong residents, travelling between Hong Kong and the Mainland or between Hong Kong and other places will have to use control points at the Hong Kong International Airport, Shenzhen Bay and the Hong Kong-Zhuhai-Macao Bridge, and that it closed other land and water ports between mainland and HKSAR, and (ii) beginning on February 8, 2020, the Department of Health of the HKSAR issued quarantine orders to all people entering Hong Kong from the Mainland, including Hong Kong residents, Mainland residents and visitors from other places. Such individuals are required to stay at home or complete a fourteen-day compulsory quarantine. These measures had adverse impacts on the timeliness of the Company’s annual audit, i.e., adversely affected the auditors’ overall on-site audit schedules as well as the timeliness of express delivery service of documents (such as audit confirmations) between mainland and HKSAR. We extended the time of filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 on May 12, 2020 in reliance on the Relief Order, which in turn pushed back the timeline for our filing of this Quarterly Report.

Nova LifeStyle, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 (UNAUDITED) AND DECEMBER 31, 2019

	March 31, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$6,907,599	$7,423,198
Accounts receivable, net	387,957	390,241
Advance to suppliers	27,819,528	27,745,184
Inventories	29,356,280	29,724,665
Consideration receivable	2,500,000	-
Prepaid expenses and other receivables	167,060	173,607
Current assets of discontinued operations	-	3,041,976

Total Current Assets	67,138,424	68,498,871

Noncurrent Assets
Plant, property and equipment, net	261,697	136,512
Operating lease right-of-use assets, net	2,644,936	2,658,344
Lease deposit	49,715	43,260
Goodwill	218,606	218,606

Total Noncurrent Assets	3,174,954	3,056,722

Total Assets	$70,313,378	$71,555,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF MARCH 31, 2020 (UNAUDITED) AND DECEMBER 31, 2019

	March 31, 2020	December 31, 2019
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$295,826	$417,918
Operating lease liability, current	570,604	481,068
Advance from customers	55,394	26,450
Accrued liabilities and other payables	471,707	301,764
Income tax payable	50,036	22,055
Current liabilities of discontinued operations	-	215,445

Total Current Liabilities	1,443,567	1,464,700

Noncurrent Liabilities
Operating lease liability, non-current	2,114,099	2,211,061
Income tax payable	1,833,411	1,833,286

Total Noncurrent Liabilities	3,947,510	4,044,347

Total Liabilities	5,391,077	5,509,047

Contingencies and Commitments

Stockholders' Equity
Common stock, $0.001 par value; 15,000,000 shares authorized, 5,749,604 and 5,741,604 shares issued and outstanding; as of March 31, 2020 and December 31, 2019, respectively	5,749	5,741
Additional paid-in capital	40,278,038	40,221,062
Statutory reserves	6,241	6,241
Accumulated other comprehensive income	158,215	-
Treasury stock, at cost, 172,870 shares as of March 31, 2020 and December 31, 2019	(616,193)	(616,193)
Retained earnings	25,090,251	26,429,695

Total Stockholders' Equity	64,922,301	66,046,546

Total Liabilities and Stockholders' Equity	$70,313,378	$71,555,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

	Three Months Ended March 31,
	2020	2019

Net Sales	$2,203,220	$8,794,742

Cost of Sales	1,424,191	6,985,809

Gross Profit	779,029	1,808,933

Operating Expenses
Selling expenses	317,416	389,240
General and administrative expenses	1,282,719	1,695,393

Total Operating Expenses	1,600,135	2,084,633

Loss From Operations	(821,106)	(275,700)

Other Income (Expenses)
Foreign exchange transaction loss	(156,013)	(360)
Interest income (expense), net	20,825	(35,444)
Financial expense	(32,740)	(36,155)

Total Other Expenses, Net	(167,928)	(71,959)

Loss Before Income Taxes and Discontinued operations	(989,034)	(347,659)

Income Tax (Expense) Benefit	(23,879)	127,779

Loss From Continuing Operations	(1,012,913)	(219,880)

(Loss) Income From Discontinued Operations	(326,531)	72,349

Net Loss	(1,339,444)	(147,531)

Other Comprehensive Income
Foreign currency translation gain	158,215	-

Net Loss and Comprehensive Loss	(1,181,229)	(147,531)

Basic and Diluted weighted average shares outstanding	5,572,196	5,732,511

Loss from continuing operations per share of common stock
Basic and Diluted	$(0.18)	$(0.04)

(Loss) Income from discontinued operations per share of common stock
Basic and Diluted	$(0.06)	$0.01

Net loss per share of common stock
Basic and Diluted	$(0.24)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

Three Months Ended March 31, 2020

					Accumulated
			Additional		Other			Total
	Common stock		Paid	Treasury	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	in Capital	Stock	Income	Reserve	Earnings	Equity

Balance at beginning of period	5,741,064	$5,741	$40,221,062	$(616,193)	$-	$6,241	$26,429,695	$66,046,546

Stock issued to employees	3,000	3	6,387	-	-	-	-	6,390

Stock issued to consultants	5,000	5	12,745	-	-	-	-	12,750

Stock options vested to board of directors and employees	-	-	37,844	-	-	-	-	37,844

Foreign currency translation gain	-	-	-	-	158,215	-	-	158,215

Net loss	-	-	-	-	-	-	(1,339,444)	(1,339,444)

Balance at end of period	5,749,064	$5,749	$40,278,038	$(616,193)	$158,215	$6,241	$25,090,251	$64,922,301

Three Months Ended March 31, 2019

					Accumulated
			Additional		Other			Total
	Common stock		Paid	Treasury	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	in Capital	Stock	Income	Reserve	Earnings	Equity

Balance at beginning of period	5,713,330	$5,713	$39,864,003	$-	$-	$6,241	$35,030,419	$74,906,376

Stock issued to employees	1,500	2	5,773	-	-	-	-	5,775

Stock issued to consultants	22,460	22	159,343	-	-	-	-	159,365

Net loss	-	-	-	-	-	-	(147,531)	(147,531)

Balance at end of period	5,737,290	$5,737	$40,029,119	$-	$-	$6,241	$34,882,888	$74,923,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

	2020	2019

Cash Flows From Operating Activities
Net loss	$(1,339,444)	$(147,531)
Net (loss) income from discontinued operations	(326,531)	72,349
Net loss from continuing operations	$(1,012,913)	$(219,880)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,442	9,369
Amortization of operating lease right-of-use assets	142,357	107,357
Stock compensation expense	53,789	175,962
Changes in bad debt allowance	(23)	(169,432)
Changes in operating assets and liabilities:
Accounts receivable	2,307	55,016,394
Advance to suppliers	(74,345)	5,005,403
Inventories	368,385	(92,918)
Operating lease liabilities	(136,337)	(107,357)
Other current assets	1,369	8,699
Accounts payable	(122,091)	(3,617,093)
Advance from customers	28,944	6,149
Accrued liabilities and other payables	33,024	(536,611)
Taxes payable	27,936	(127,857)

Net Cash (Used in) Provided by Continuing Operations	(672,156)	55,458,185
Net Cash Used in Discontinued Operations	-	(177,466)
Net Cash (Used in) Provided by Operating Activities	(672,156)	55,280,719

Cash Flows From Investing Activities
Cash of subsidiary disposed	(1,462,200)	-
Purchase of property and equipment	-	(24,911)

Net Cash Used in Continuing Operations	(1,462,200)	(24,911)
Net Cash Provided by Discontinued Operations	-	-
Net Cash Used in Investing Activities	(1,462,200)	(24,911)

Cash Flows From Financing Activities
Proceeds from line of credit and bank loan	-	11,796,018
Repayment to line of credit and bank loan	-	(18,044,180)

Net Cash Used in Continuing Operations	-	(6,248,162)
Net Cash Provided by Discontinued Operations	-	-
Net Cash Used in Financing Activities	$-	$(6,248,162)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

	2020	2019

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$156,557	$-

Net (decrease) increase in cash and cash equivalents	(1,977,799)	49,007,646

Cash and cash equivalents, beginning of period	8,885,398	890,408

Cash and cash equivalents, end of period	$6,907,599	$49,898,054

Analysis of cash and cash equivalents

Included in cash and cash equivalents per condensed consolidated balance sheets	$6,907,599	$49,428,662
Included in assets of discontinued operations	-	469,392
Cash and cash equivalents, end of period	$6,907,599	$49,898,054

Supplemental Disclosure of Cash Flow Information

Continuing operations:
Cash paid during the period for:
Income tax payments	$-	$78
Interest expense	$1,596	$36,143
Non-cash financing activities:
Operating lease assets obtained in exchange for operating lease obligation	$-	$-

Discontinued operations:
Cash paid during the period for:
Income tax payments	$-	$-
Interest expense	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

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

On January 7, 2020, the Company transferred its entire interest in Bright Swallow to Y-Tone (Worldwide) Limited, an unrelated third party, for cash consideration of $2.50 million, pursuant to a formal agreement entered into on January 7, 2020. The Company received the payment on May 11, 2020. As of March 31, 2020, operations of Bright Swallow were reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. Accordingly, assets, liabilities, revenues, expenses and cash flows related to Bright Swallow have been reclassified in the condensed consolidated financial statements as discontinued operations for all periods presented. Additional information with respect to the sale of Bright Swallow is presented at Note 3.

The “Company” and “Nova” collectively refer to Nova LifeStyle, the U.S. parent, and its subsidiaries, Nova Furniture, Nova Samoa, Nova Macao, Diamond Bar, i Design, BSI and Nova Malaysia.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The interim condensed consolidated financial information as of March 31, 2020 and for the three month periods ended March 31, 2020 and 2019 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, previously filed with the SEC on May 12, 2020.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of March 31, 2020, its interim condensed consolidated results of operations and cash flows for the three month periods ended March 31, 2020 and 2019, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Reverse split

On December 18, 2019, the Company filed a Certificate of Change with the Secretary of State of Nevada with an effective date of December 20, 2019, at which time a 1-for-5 reverse stock split of the Company’s authorized shares of common stock, par value $0.001, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”), was effected. All references to shares and per share data have been retroactively restated to reflect such split.

Use of Estimates

In preparing condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to, revenue recognition, the allowance for bad debt, valuation of inventories, the valuation of stock-based compensation, income taxes and unrecognized tax benefits, valuation allowance for deferred tax assets, assumptions used in assessing impairment of long-lived assets and goodwill, and loss contingencies. Actual results could differ from those estimates.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the two-step goodwill impairment test for the Diamond Bar reporting unit.  Accordingly, as of March 31, 2020 and 2019, the Company concluded there was no impairment of goodwill of Diamond Bar.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash, money market funds, investments in interest bearing demand deposit accounts, time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s accounts receivable arises from product sales. The Company does not adjust its receivables for the effects of a significant financing component at contract inception if it expects to collect the receivables in one year or less from the time of sale. The Company does not expect to collect receivables greater than one year from the time of sale.

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

Balance at January 1, 2020	$3,942
Provision for the period	-
Reversal – recoveries by cash	(23)
Balance at March 31, 2020	$3,919

During the three months ended March 31, 2020 and 2019, bad debts reversal from continuing operations were $23 and $169,432, respectively. During the three months ended March 31, 2020 and 2019, bad debt provision and write-offs from discontinued operations were $0.

Advances to Suppliers

Advances to suppliers are reported net of allowance when the Company determines that amounts outstanding are not likely to be collected in cash or utilized against purchase of inventories. Based on its historical record and in normal circumstances, the Company receives goods within 5 to 9 months from the date the advance payment is made. Due to the COVID-19 pandemic, freight transportation of products from our international suppliers has been delayed or suspended during the outbreak. As such, no reserve on supplier prepayments had been made or recorded by the Company. Any provisions for allowance for advances to suppliers, if deemed necessary, are included in general and administrative expenses in the condensed consolidated statements of comprehensive income (loss). During the three months ended March 31, 2020 and 2019, no provision was made on advances to suppliers.

Inventories

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. There were no write-downs of inventories from the Company’s continuing operation for the three months ended March 31, 2020 and 2019. There were also no write-downs of inventories from the Company’s discontinued operations for the three months ended March 31, 2019.

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

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expenses from continuing operations were $12,266 and $16,521 for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020 and 2019, research and development costs from discontinued operations were $0.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax benefit for the three months ended March 31, 2020 is approximately $6,000 and is primarily related to quarter-to-date losses generated from U.S. operations. The income tax expense for the three months ended March 31, 2019 is approximately $105,000 and is primarily related to quarter-to-date losses generated from U.S. operations.

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

Nova Lifestyle, Inc. and Diamond Bar Outdoors, Inc. (“Diamond Bar”) are subject to U.S. federal and state income taxes. Nova Furniture BVI and Bright Swallow International Group Limited (“BSI”) were incorporated in the BVI, Nova Samoa was incorporated in Samoa, and Nova Macau was incorporated in Macau. There is no income tax for companies domiciled in the BVI, Samoa and Macau. Accordingly, the Company’s condensed consolidated financial statements do not present any income tax provisions related to the BVI, Samoa and Macau tax jurisdictions where Nova Furniture BVI and BSI, Nova Samoa and Nova Macau are domiciled. Nova Living (M) SDN. BHD, (“Nova Malaysia”) is incorporated in Malaysia and is subject to Malaysia income taxes.

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the quarter ended March 31, 2020, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

A reconciliation of the January 1, 2020 through March 31, 2020 amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

Gross UTB
2020

Balance – January 1, 2020	$12,547
Decrease in unrecorded tax benefits taken, related to the Company’s continuing operations	-
Foreign exchange adjustment	-
Balance – March 31, 2020	$12,547

At March 31, 2020 and December 31, 2019, the Company had cumulatively accrued approximately $1,403 and $1,278 for estimated interest and penalties related to unrecognized tax benefits, respectively, related to the Company’s continuing operations. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense, which totaled $125 and $1,600 for the three months ended March 31, 2020, and 2019, respectively, related to the Company’s continuing operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

At December 31, 2019, the Company had cumulatively accrued approximately $0 for estimated interest and penalties related to unrecognized tax benefits related to the Company’s discontinued operations. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense, which totaled $nil and $24,000 for the three months ended March 31, 2020, and 2019, respectively, related to the Company’s discontinued operations.

As of March 31, 2020, unrecognized tax benefits were approximately $14,000. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $14,000 as of March 31, 2020. As of March 31, 2019, unrecognized tax benefits were approximately $0.7 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $0.7 million as of March 31, 2019.

Nova Lifestyle and Diamond Bar are subject to U.S. federal and state income taxes and tax years 2016-2019 remain open to examination by tax authorities in the U.S.

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

The Company’s sales policy allows for product returns within the warranty period if the product is defective and the defects are the Company’s fault. As alternatives to the product return option, the customers have the option of requesting a discount from the Company for products with quality issues or of receiving replacement parts from the Company at no cost. The amount for product returns, the discount provided to the Company’s customers, and the costs for replacement parts were immaterial for the three months ended March 31, 2020 and 2019.

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling expenses on the Company’s condensed consolidated statements of comprehensive income (loss).

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers and write-downs of inventory.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the three months ended March 31, 2020 and 2019, shipping and handling costs from continuing operations were $349 and $409, respectively. During the three months ended March 31, 2020 and 2019, shipping and handling costs from discontinued operations were $0.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense from continuing operations was $17,998 and $17,072 for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020 and 2019, advertising expense from discontinued operations were $0.

Share-based compensation

The Company accounts for share-based compensation awards to officers, directors, employees, and for acquiring goods and services from nonemployees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the vesting period. The Company accounts for forfeitures when they occur.

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

The following table presents a reconciliation of basic and diluted loss per share for the three months ended March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019

Net loss from continuing operations	$(1,012,913)	$(219,880)
Net (loss) income from discontinued operations	(326,531)	72,349
Net loss	(1,339,444)	(147,531)

Weighted average shares outstanding – basic and diluted*	5,572,196	5,732,511

Loss from continuing operations per share of common stock
– basic and diluted	$(0.18)	$(0.04)

(Loss) Income from discontinued operations per share of common stock
– basic and diluted	$(0.06)	$0.01

Loss per share of common stock
– basic and diluted	$(0.24)	$(0.03)

*	Including 41,307 and 177,993 shares that were granted and vested but not yet issued for the three months ended March 31, 2020 and 2019, respectively.

For the three months ended March 31, 2020, 171,667 shares purchasable under warrants, 45,600 shares of unvested restricted stock and options to purchase 340,500 shares of the Company’s stock were excluded from the EPS calculation, as their effects were anti-dilutive.

For the three months ended March 31, 2019, 171,667 shares purchasable under warrants and 18,000 unvested restricted stock were excluded from EPS calculation, as their effects were anti-dilutive.

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

One major customer accounted for 10% of the Company’s sales from our continuing operations for the three months ended March 31, 2020 and one major customer accounted for 71% of the Company’s sales from our continuing operations for the three months ended March 31, 2019. Gross accounts receivable from these customers were $253,387 and $6,278,704 as of March 31, 2020 and 2019, respectively.

The Company purchased its products from four and five major vendors during the three months ended March 31, 2020 and 2019, accounting for a total of 74% (38%, 15%, 11% and 10% each) and a total of 91% (31%, 19%, 18%, 13% and 10% each) of the Company’s purchase from our continuing operations, respectively. Advances made to these vendors were $40,439 and $4,453,901 as of March 31, 2020 and 2019, respectively. Accounts payable to these vendors was $57,182 and $111,351 as of March 31, 2020 and 2019, respectively.

Fair Value of Financial Instruments

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the condensed consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

The carrying value of cash, accounts receivable, advances to suppliers, other receivables, accounts payable, advance from customers, other payables and accrued liabilities approximate estimated fair values because of their short maturities.

Foreign Currency Translation and Transactions

The condensed consolidated financial statements are presented in United States Dollar (“$” or “USD”), which is also the functional currency of Nova LifeStyle, Nova Furniture, Nova Samoa, Nova Macao, Bright Swallow, Diamond Bar and I Design.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2020	RM4.31 to 1
December 31, 2019	RM4.09 to 1

Income statement and cash flows items
For the period ended March 31, 2020	RM4.18 to 1

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

New Accounting Pronouncements

Recent Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the fair value hierarchy. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The Company applied the new standard beginning January 1, 2020.

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. Adoption of the ASUs is on a modified retrospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact that the standard will have on its condensed consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements.

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

Note 3 - Discontinued Operations

On January 7, 2020, the Company transferred its entire interest in Bright Swallow to Y-Tone (Worldwide) Limited, an unrelated third party, for cash consideration of $2.50 million, pursuant to a formal agreement entered into on January 7, 2020. The Company received the payment on May 11, 2020.

As of March 31, 2019, operations of Bright Swallow were reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. Accordingly, assets, liabilities, revenues, expenses and cash flows related to Bright Swallow have been reclassified in the condensed consolidated financial statements as discontinued operations for all periods presented.

The following table summarizes the net assets of Bright Swallow at the date of disposal (January 7, 2020):

Cash and cash equivalents	$1,462,200
Accounts receivable, net	969,841
Advance to suppliers	609,935
Accounts payable	(948)
Advance from customers	(126,916)
Accrued liabilities and other payables	(2,553)
Income tax payable	(85,028)

Net assets of Bright Swallow upon disposal	2,826,531
Consideration receivable as of March 31, 2020	(2,500,000)
Loss on disposal of subsidiary	$(326,531)

The following table presents the components of discontinued operations in relation to Bright Swallow reported in the condensed consolidated statements of operations:

	For the three months ended
	March 31, 2020	March 31, 2019

Sales	-	$1,866,066
Cost of sales	-	(1,666,735)
Operating expenses	-	(103,446)
Other expense, net	-	(676)
Loss on disposal of subsidiary	(326,531)	-
(Loss) Income before income taxes	(326,531)	95,209
Income tax expense	-	22,860
(Loss) income from discontinued operations	(326,531)	72,349

Note 4 - Inventories

The inventories as of March 31, 2020 and December 31, 2019 totaled $29,356,280 and $29,724,665, respectively, and were all finished goods.

Note 5 - Plant, Property and Equipment, Net

As of March 31, 2020, and December 31, 2019, plant, property and equipment consisted of the following:

	March 31, 2020	December 31, 2019

Computer and office equipment	$354,055	$346,141
Decoration and renovation	251,412	118,858
Less: accumulated depreciation	(343,770)	(328,487)
	$261,697	$136,512

Depreciation expense from continuing operations was $15,442 and $9,369 for the three months ended March 31, 2020 and 2019, respectively. Depreciation expense from discontinued operations was $0 for the years ended March 31, 2020 and 2019.

Note 6 - Advances to Suppliers

The Company makes advances to certain vendors for inventory purchases. The advances on inventory purchases were $27,819,528 and $27,745,184 as of March 31, 2020 and December 31, 2019, respectively. No impairment charges were made on advances to suppliers for the three months ended March 31, 2020 and 2019.

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

Intangible assets consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

Customer relationship	$50,000	$50,000
Trademarks	200,000	200,000
Less: accumulated amortization	(250,000)	(250,000)
	$-	$-

Amortization of intangible assets from continuing operations was $0 for the three months ended March 31, 2020 and 2019. Amortization of intangible assets from discontinued operations was $0 and $101,676 for the three months ended March 31, 2020 and 2019, respectively.

Note 8 - Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

Prepaid expenses	$71,480	$148,750
Other receivables	95,580	24,857
	$167,060	$173,607

As of March 31, 2020, and December 31, 2019, prepaid expenses and other receivables mainly represented prepaid insurance and a Paypal account balance.

Note 9 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of March 31, 2020 and December 31, 2019:

	2020	2019

Other payables	$26,274	$33,115
Salary payable	11,681	16,419
Financed insurance premiums	22,644	102,354
Accrued rents	17,777	17,733
Accrued commission	43,182	53,850
Accrued expenses, others	206,927	78,293
Equipment payable	143,222	-
	$471,707	$301,764

As of March 31, 2020, and December 31, 2019, other accrued expenses mainly included legal and professional fees, utilities and unpaid operating expenses incurred in Malaysia. Other payables represented other tax payable and rebate.

Note 10 - Lines of Credit

On September 19, 2017, Diamond Bar extended the line of credit up to a maximum of $8,000,000 to mature on June 1, 2019. The annual interest rate was 5.50% as of December 31, 2019. The line of credit was secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. We paid off our lines of credit upon expiration on June 30, 2019. As of March 31, 2020, and December 31, 2019, Diamond Bar had $0 outstanding on the line of credit.  During the three months ended March 31, 2020 and 2019, the Company recorded interest expense of $0 and $35,444, respectively.

As of March 31, 2020, and December 31, 2019, we do not have any credit facilities.

Note 11 - Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president who is currently also the Chief Executive Officer and Chairman of the Board. The lease is to be renewed and has been renewed each year since 2011. On April 1, 2020, the Company renewed the lease for an additional one year term. The lease was for the amount of $34,561, with a term of one year. During the three months ended March 31, 2020 and 2019, the Company paid rental amounts of $0 and $17,281 that are included in selling expenses, respectively.

On January 4, 2018, the Company entered into a sales representative agreement with a consulting firm, which is owned by the Chief Executive Officer and Chairman of the Board, for sales representative service for a term of two years. On January 4, 2020, the Company renewed the agreement for an additional two years. The Company agreed to compensate the sales representative via commission at predetermined rates of the relevant sales amount. During the three months ended March 31, 2020 and 2019, the Company recorded $27,499 and $44,042 as commission expense to this sales representative consulting firm, respectively.

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

On June 4, 2019, the Board of Directors of the Company adopted a 10b-18 share repurchase program to repurchase up to $2 million of its common stock. The share repurchase authorization permits shares to be repurchased from time to time at the discretion of the Company’s management, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The program is effective as of June 5, 2019 and will expire on June 4, 2020. During the three months ended March 31, 2020 and 2019, the Company repurchased 0 shares of its common stock. On December 11, 2019, the Company closed out this repurchase program. As of December 31, 2019, the Company repurchased a total of 172,740 shares of its common stock.

Warrants

The following is a summary of the warrant activity for the three months ended March 31, 2020:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2020	171,667	$13.55	0.92
Exercisable at January 1, 2020	171,667	$13.55	0.92
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at March 31, 2020	171,667	$13.55	0.67
Exercisable at March 31, 2020	171,667	$13.55	0.67

Shares Issued to Consultants

On June 30, 2017, the Company entered into a consulting agreement with a consultant for business advisory service for a term of 12 months. The Company agreed to compensate the consultant a one-time amount of $10,000 worth of shares of the Company’s common stock based on the price per share on June 30, 2017. The Company also granted the consultant $10,000 worth of shares of the Company’s common stock per month starting from July 1, 2017 for a period of 12 months. The shares were issued pursuant to Nova LifeStyle, Inc.’s 2014 Omnibus Long-Term Incentive Plan (the “Plan”) approved by the Board of Directors (“Board”) of the Company on May 13, 2014 and ratified at the annual shareholder meeting on June 30, 2014. The Plan was registered under Form S-8 on July 30, 2014. On June 12, 2018, the Company renewed the agreement with the consultant for an additional year and agreed to compensate the consultant $10,000 worth of shares of the Company’s common stock per month starting from July 1, 2018 for a period of 12 months. The shares will be issued pursuant to the Plan. On January 31, 2019, the Company terminated the agreement. During the three months ended March 31, 2019, the Company recorded $10,000 as consulting expense.

On November 16, 2018, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2018 for one year. The Company agreed to grant the consultant 20,000 shares of the Company’s common stock. Twenty-five percent (25%) of those shares vested on February 15, 2019 and 25% on May 15, 2019; 25% vested on August 15, 2019 and the remaining 25% vested on November 15, 2019. The fair value of 20,000 shares was $90,000 which was calculated based on the stock price of $4.50 per share on November 16, 2018 and was amortized over the service term. The shares were issued pursuant to the Plan. During the three months ended March 31, 2020 and 2019, the Company amortized $0 and $22,500 as consulting expenses, respectively.

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

On November 16, 2019, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2019 for a one year term. The Company agreed to grant the consultant 20,000 shares of the Company’s common stock. Twenty-five percent (25%) of those shares vested on February 15, 2020, 25% will vest on May 15, 2020; 25% will vest on August 15, 2020 and the remaining 25% will vest on November 15, 2020. The fair value of 20,000 shares was $51,000 which was calculated based on the stock price of $2.55 per share on November 18, 2019 and will be amortized over the service term. The shares would be issued pursuant to the Plan. During the three months ended March 31, 2020, the Company amortized $12,750 as consulting expenses.

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

On November 4, 2019, the Company entered into stock option agreements under the 2014 Omnibus Long-Term Incentive Plan with the three independent members of the board of directors. The Company agreed to grant the Company’s three independent directors options to purchase an aggregate of 60,000 shares of the Company’s common stock at an exercise price of $2.80 per share, with a term of 5 years. Twenty-five percent (25%) of those stock options vested on November 30, 2019, 25% vested on February 28, 2020, 25% on May 31, 2020, and the remaining 25% will vest on August 31, 2020. The fair value of the stock options granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”) as described above. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 87%, risk free interest rate of 1.60%, and dividend yield of 0%. The fair value of 60,000 stock options was $114,740 at the grant date. During the three months ended March 31, 2020, the Company recorded $28,685 as directors’ stock compensation expenses.

Shares Issued to Employees and Service Providers

On February 27, 2018, the Company renewed an employment agreement with the Company’s Corporate Secretary for a term of one year. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $68,100, which was calculated based on the stock price of $11.35 per share on February 27, 2018, the date the awards were determined by the Compensation Committee of the Board. 25% of those shares vested on February 27, 2018, 25% on March 31, 2018, 25% on June 30, 2018 and the remaining 25% vested on September 30, 2018. During the three months ended March 31, 2019, the Company amortized $10,821 as stock compensation.

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

On December 14, 2019, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $12,780, which was calculated based on the stock price of $2.13 per share on January 31, 2020, the date the awards were determined by the Compensation Committee of the Board. Twenty-five percent (25%) of those shares vested on January 31, 2020, 25% on March 31, 2020, 25% on June 30, 2020 and the remaining 25% vested on September 30, 2020. During the three months ended March 31, 2020, the Company amortized $3,195 as stock compensation.

Options Issued to Employees

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

The fair value of the option granted to the CFO in 2018 is recognized as compensation expense over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 84%, risk free interest rate of 2.72%, and dividend yield of 0%. The fair value of 7,000 stock options was $43,680 at the grant date. During three months ended March 31, 2019, the Company recorded $21,840 as stock compensation.

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

The fair value of the option granted to the CFO in 2019 is recognized as compensation expense over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 87%, risk free interest rate of 1.49%, and dividend yield of 0%. The fair value of 7,000 stock options was $18,318 at the grant date. During the three months ended March 31, 2020, the Company recorded $9,159 as stock compensation.

As of March 31, 2020, unrecognized share-based compensation expense was $97,097.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2020	340,500	$5.97	$-	3.33
Exercisable at January 1, 2020	292,000	6.48	$-	3.08

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2020	340,500	$5.97	$-	3.08
Exercisable at March 31, 2020	310,500	$6.27	$-	2.94

(1)	The intrinsic value of the stock options at March 31, 2020 is the amount by which the market value of the Company’s common stock of $1.10 as of March 31, 2020 exceeds the exercise price of the option.

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

Surplus Reserve Fund

At March 31, 2020 and December 31, 2019, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital.

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

Note 13 - Geographical Sales

Geographical distribution of sales from continuing operations consisted of the following for the three months ended March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019

Geographical Areas
North America	$2,184,856	$2,516,038
China	-	6,278,704
Other countries	18,364	-
	$2,203,220	$8,794,742

Note 14 - Lease

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

On July 15, 2019, Nova Malaysia entered into a sublease agreement for warehouse space with a two year term, expiring on July 14, 2021. The monthly rental payment is 20,000 Malaysia Ringgit ($4,783).

On October 29, 2019, Nova Malaysia entered into a lease agreement for office space with a two year term, commencing on December 1, 2019 and expiring on November 30, 2021. The monthly rental payment is 9,280 Malaysia Ringgit ($2,219).

The operating lease expense for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended March 31,
	2020	2019

Operating lease cost	$176,252	$155,245

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2020:

Operating Leases
12 months ending March 31,
2021	$690,790
2022	658,729
2023	646,433
2024	665,825
Thereafter	338,667
Total undiscounted cash flows	3,000,444
Less: imputed interest	(315,741)
Present value of lease liabilities	2,684,703

Lease Term and Discount Rate

March 31, 2020
Weighted-average remaining lease term - years
Operating leases - USA	4.59
Operating leases - Malaysia	1.46

Weighted-average discount rate (%)
Operating leases - USA	5.00%
Operating leases - Malaysia	3.73%

Note 15 - Commitments and Contingencies

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

Independently of the litigation, the Audit Committee engaged the Company’s auditor to perform special procedures to confirm the reported sales.  Those procedures included but were not limited to the examination and testing of relevant documentation relating to the sales made by the Company to the customers identified in the purported research report for the periods 2015-2018, and 100% sampling of all transactions between the Company and the subject customers.  The Audit Committee finished its special procedures in March 2019 and the Company’s independent auditor has reported to the Audit Committee that, regarding the four subject customers mentioned in the purported research report, the special procedures resulted in no evidence of fictitious sales or of fictitious customers. Please see the details in the Form 8-K filed by the Company with SEC on March 29, 2019.

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

On March 3, 2020, defendants filed in each of the derivative actions motions to stay those proceedings until the Barney Action is resolved or alternatively to dismiss on the grounds that plaintiffs’ failure to make demand upon the Board was not excused and the Complaints otherwise fail to state a claim upon which relief can be granted. By Order entered April 7, 2020, the Court granted defendants’ Motion to Stay and stayed the Jie Action until the Barney Action is resolved.  The Motion to Stay and Dismiss remains pending in the Samuels Action. The Court subsequently entered a similar Order in the Samuels Action. It also took a motion the derivative plaintiffs filed to consolidate the proceedings and appoint lead counsel off calendar.

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

Note 16 - Subsequent Events

After the close of the quarter to which these financial statements relate, the Company experienced (and continues to experience) significant adverse impacts of novel coronavirus (COVID-19) and the related public health orders. The Company’s two showrooms and warehouse in Kuala Lumpur have been closed since March 18, 2020. The Los Angeles facility has been closed since March 16, 2020. A skeleton staff worked in that facility each day (i) to receive shipping containers of products delivered from the Company’s contract manufacturers and (ii) to ship products to customers.  On May 12, 2020, the Company in Kuala Lumpur office reopened for business. The Company is experiencing reduced demand for its products and an increased level of purchase order cancellations as a result of the COVID-19 pandemic. The third-party contract manufacturers that the Company utilizes in China were closed from the beginning of the Lunar New Year Holiday through the beginning of March. Certain of the Company’s new products are being sourced from manufacturers in India and Malaysia starting in 2020. The factories in India and Malaysia have suspended their operations as a result of the Covid-19 pandemic during March through early May 2020. Currently, the factories in both countries have resumed their operations. Finally, the Company expects that the impact of the COVID-19 outbreak on the United States and world economies will have a material adverse impact on the demand for its products. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the business interruption and the related financial impact cannot be reasonably estimated at this time.

On May 4, 2020, the Company received loan proceeds in the amount of approximately $139,802 under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.  Diamond Bar intends to use the proceeds for purposes consistent with the PPP.

On May 5, 2020, Diamond Bar was granted a loan from Cathay Bank in the aggregate amount of $176,294, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a Note dated May 5, 2020 matures on May 5, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on May 5, 2020. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

On June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. The Loan, which was in the form of a promissory note dated June 19, 2020 matures on June 18, 2050 and bears interest at a rate of 3.75% per annum, payable monthly beginning 12 months from the date of the promissory note. Funds from the Loan may only be used for working capital. The loan was secured by all tangible and intangible property of the Diamond Bar.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” the negatives of such terms and other terms of similar meaning typically identify forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10K). The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2019 Form 10-K. Unless the context otherwise requires, references in this report to “we,” “us,” “Nova,” “Nova Lifestyle” or the “Company” refer to Nova Lifestyle, Inc. and its subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The following discussion and analysis are based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”). All references to the first quarter and first three months of 2020 and 2019 mean the three-month periods ended March 31, 2020 and 2019. In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2019 Form 10-K.

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

Due to the recent imposition of significant trade tariffs on importation from China to the United States and the adverse effect such policies have on our operations, we are actively pursuing alternative product lines with positive growth potential. One such area pertains to the health-oriented furniture segment which continues to experience popularity, particularly in Asia. Since the second quarter of 2019, we have developed a line of high-end physiotherapeutic jade mats with China-based manufacturing partners for use in therapy clinics, hospitality, and real estate projects in Asia. We launched our first flagship showroom/retail store in Kuala Lumpur, Malaysia in late 2019, which, after a COVID-19 related closing, was reopened in May 2020. We expect that it will serve as one of our primary distribution channels in Malaysia. Marketing of jade mats will focus on their premium therapeutic qualities and target health conscious general consumers and professionals. We have limited experience with operations in Southeast Asia and considerable management attention and resources may be required to manage these new markets and product lines. We may be subject to additional risks including credit risk, currency exchange rate fluctuations, foreign exchange controls, import and export requirements, potentially adverse tax consequences and higher costs associated with doing business internationally.

In December 2019, a novel strain of coronavirus, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and Malaysia. The Company experienced (and continues to experience) significant adverse impacts of novel coronavirus (COVID-19) and the related public health orders. The Company’s two showrooms and warehouse in Kuala Lumpur have been closed since March 18, 2020.  The Los Angeles facility has been closed since March 16, 2020. A skeleton staff worked in that facility each day (i) to receive shipping containers of products delivered from the Company’s contract manufacturers and (ii) to ship products to customers. On May 12, 2020, the Company in Kuala Lumpur office reopened for business. The Company is experiencing reduced demand for its products and an increased level of purchase order cancellations as a result of the COVID-19 pandemic. The third-party contract manufacturers that the Company utilizes in China were closed from the beginning of the Lunar New Year Holiday through the beginning of March. Certain of the Company’s new products are being sourced from manufacturers in India and Malaysia starting in 2020. The factories in India and Malaysia have suspended their operations as a result of the Covid-19 pandemic during March through early May, 2020. Currently, the factories in both countries have resumed their operations. Finally, the Company expects that the impact of the COVID-19 outbreak on the United States and world economies will have a material adverse impact on the demand for its products. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the business interruption and the related financial impact cannot be reasonably estimated at this time.

Discontinued Operations

Towards the end of 2019, our Board of Directors determined to discontinue its marketing efforts in Canada and committed to a plan to dispose of Bright Swallow. On January 7, 2020, we transferred our entire interest in Bright Swallow to Y-Tone (Worldwide) Limited an unrelated third party, for cash consideration of $2.50 million, pursuant to a formal agreement entered into on January 7, 2020. We received the payment in full on May 11, 2020. Operations of Bright Swallow were reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented.

Principal Factors Affecting Our Financial Performance

At the beginning of 2019 we commenced a transition of our business. We began moving away from low margin products. This move was intended to improve our gross profit margin, receivable collections and net profitability, and to increase our return on long-term equity. We decided to terminate sales and marketing efforts to customers that represented a high purchase volume but low profit margin, and we adjusted our product line, which included the launch of our Summer 2019 Collection in the Las Vegas Market, with a view to attracting a higher-end ultimate customer. We believe these new strategies, and the recent launch of our Summer 2019 Collection, will provide us with significant long term growth opportunities. The transition has and is expected to continue to adversely impact our revenue and our net profit in the short-term as we roll out new products and market those products to our existing client base and to new potential customers better suited for the higher end products, and as we assess our new products’ market acceptance. Significant factors that we believe could affect our operating results are the (i) prices of our products to our international retailer and wholesaler customers and their markups to end consumers; (ii) general economic conditions in the U.S., Chinese, Canadian, European and other international markets; and (iii) trade tariffs imposed by the United States on certain products manufactured in China; and (iv) the consequences of the COVID-19 outbreak throughout the world. We believe most of our customers are willing to pay for our high quality and stylish products, timely delivery, and strong production capacity at price levels which we expect will allow us to maintain a relatively high gross profit margin for our products. We do not manufacture our products, but instead we utilize third-party manufacturers. In response to the tariffs imposed by the United States on certain products manufactured in China, we are attempting to shift a portion of our product manufacturing from third-party manufacturers located in China to third-party manufacturers located in other parts of Asia, such as Vietnam, India and/or Malaysia, countries unaffected by the tariffs. Implementation of a relocation of manufacturing (which by necessity includes an assessment of the factory’s ability to deliver the quantity of the product, in accordance with the Company’s specifications, and in accordance with the Company’s quality control requirements) is time-consuming, but a portion of our manufacturing has been transitioned to Malaysia and India starting in 2020 and we expect that more of our manufacturing will be transitioned to one or more of these venues once the COVID-19 outbreak dissipates. Some of our manufacturing will continue to be performed in China because the intellectual know-how necessary to manufacture certain products is not generally available in other Asian countries. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites should also allow us at least to maintain our gross profit margins. The markets in North America (excluding the United States) and particularly in Europe remain challenging because such markets are experiencing a slow-down and may be entering a recession due to the COVID-19 pandemic.

Critical Accounting Policies

While our significant accounting policies are described more fully in Note 2 to our accompanying unaudited condensed consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this Management’s Discussion and Analysis.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for Nova LifeStyle and its subsidiaries, Diamond Bar, Nova Macao, i Design, Nova Furniture, Nova Samoa, Nova Malaysia and its former subsidiary, Bright Swallow.

Use of Estimates

In preparing condensed consolidated financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by us, include but are not limited to, revenue recognition, the allowance for bad debt, valuation of inventories, the valuation of stock-based compensation, income taxes and unrecognized tax benefits, valuation allowance for deferred tax assets, assumptions used in assessing impairment of long-lived assets and goodwill. Actual results could differ from those estimates.

Accounts Receivable

Our policy is to maintain an allowance for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  We maintained an allowance for bad debt of $3,919 and $3,942 as of March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020 and 2019, bad debt reversal from continuing operations was $23 and $169,432, respectively. During the three months ended March 31, 2020 and 2019, bad debt expenses from discontinued operations were $0. As of March 31, 2020, we had gross receivable of $391,876, of which no amount was over 90 days past due. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing trade accounts receivable. We determine the allowance based on historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

Advances to Suppliers

Advances to suppliers are reported net of allowance when we determine that amounts outstanding are not likely to be collected in cash or utilized against purchase of inventories. Based on our historical records and in normal circumstances, we generally receive goods within 5 to 9 months from the date the advance payment is made. Due to the COVID-19 pandemic, the freight transportation of the products from our international suppliers have been delayed or suspended during the outbreak. As such, no reserve on supplier prepayments has been made or recorded by us. Any provisions for allowance for advance to suppliers, if deemed necessary, will be included in general and administrative expenses in the condensed consolidated statements of comprehensive income (loss).

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

Nova Lifestyle, Inc. and Diamond Bar Outdoors, Inc. (“Diamond Bar”) are subject to U.S. federal and state income taxes. Nova Furniture BVI and Bright Swallow International Group Limited (“BSI”) were incorporated in the BVI, Nova Samoa was incorporated in Samoa and Nova Macau was incorporated in Macau. There is no income tax for companies domiciled in the BVI, Samoa and Macau. Accordingly, the Company’s condensed consolidated financial statements do not present any income tax provisions related to the BVI, Samoa and Macau tax jurisdictions where Nova Furniture BVI and BSI, Nova Samoa and Nova Macau are domiciled. Nova Living (M) SDN. BHD. (“Nova Malaysia”) is incorporated in Malaysia and is subject to Malaysia income taxes.

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the quarter ended March 31, 2020, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault.  As alternatives for the product return option, the customers have the option of asking us for a discount for products with quality issues, or of receiving replacement parts from us at no cost. The amount of reserves for return of products, the discount provided to the customers, and cost for the replacement parts were immaterial for the three months ended March 31, 2020 and 2019.

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling expenses on our condensed consolidated statements of comprehensive income (loss).

Foreign Currency Translation and Transactions

The accompanying unaudited condensed consolidated financial statements are presented in United States Dollar (“$” or “USD”), which is also the functional currency of Nova LifeStyle, Nova Furniture, Nova Samoa, Nova Macao, Bright Swallow, Diamond Bar and i Design.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2020	RM4.31 to 1
December 31, 2019	RM4.09 to 1

Income statement and cash flow items
For the period ended March 31, 2020	RM4.18 to 1

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

New Accounting Pronouncements

Recent Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the fair value hierarchy. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The Company applied the new standard beginning January 1, 2020.

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. Adoption of the ASUs is on a modified retrospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. We are currently evaluating the impact that the standard will have on our condensed consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the impact of adopting this standard on our condensed consolidated financial statements.

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

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

The following table sets forth the results of our operations for the three months ended March 31, 2020 and 2019. Certain columns may not add due to rounding.

	Three Months Ended March 31,
	2020		2019
	$	% of Sales	$	% of Sales
Net sales	$2,203,220		$8,794,742
Cost of sales	(1,424,191)	(65%)	(6,985,809)	(79%)
Gross profit	779,029	35%	1,808,933	21%
Operating expenses	(1,600,135)	(73%)	(2,084,633)	(24%)
Loss from operations	(821,106)	(37%)	(275,700)	(3%)
Other expenses, net	(167,928)	(8%)	(71,959)	(1%)
Income tax expense (benefit)	23,879	1%	(127,779)	(1%)
Loss from continuing operations	(1,012,913)	(46%)	(219,880)	(3%)
(Loss) Income from discontinued operations	(326,531)	(15%)	72,349	1%
Net loss	(1,339,444)	(61%)	(147,531)	(2%)

Net Sales

Net sales from continuing operations for the three months ended March 31, 2020 were $2.20 million, a decrease of 75% from $8.79 million in the same period of 2019. This decrease in net sales resulted primarily from a 58.3% decrease in sales volume and 39.9% decrease in average selling price. Our largest selling product categories in the three months ended March 31, 2020 were sofas, beds and coffee table, which accounted for approximately 56%, 12% and 9% of sales from our continuing operations, respectively. In the three months ended March 31, 2019, the largest three selling categories were sofas, cabinets and chairs, which accounted for approximately 39%, 26% and 9% of sales from our continuing operations, respectively.

Our revenue has been adversely impacted by two factors: (a) our decision to move away from low margin products and to eliminate customers generating low margin sales and customers that have slow payment histories, and (b) the increased trade tariffs imposed by the United States on products manufactured in China. The trade tariffs imposed by the United States would have effectively reduced or eliminated our gross margin on our low cost, low margin products, which in part drove our decision to move away from those products. The resulting shift from those low cost, low margin products caused certain of our distributors that historically had represented a significant portion of our revenue to move their business to other providers. The $6.59 million decrease in net sales from continuing operations in the three months ended March 31, 2020, compared to the same period of 2019, was mainly due to decreased sales to China and North America. Sales to North America were $2.18 million in the three months ended March 31, 2020, a decrease of 13.2% from $ 2.52 million in 2019, primarily due to the trade war tariffs, which took effect in September 2018 and have caused a significant number of our sales orders to be held up. We also temporarily eliminated sales to customers generating high volume but low profit margin sales. We changed our sales strategy to seek sales of products of higher margins and shorter collection time on the customers’ accounts receivable. See the discussion of our tightened credit terms below under the heading Liquidity and Capital Resources. Sales to other countries increased to $18,364 in the three months ended March 31, 2020, compared to $0 in the same period of 2019, primarily due to receiving more sales orders from customers in other countries. Sales to China, decreased 100% to $0 in the three months ended March 31, 2020, as compared to $6.28 million in the same period of 2019. We no longer received sales orders from our customers in China in 2020.

Cost of Sales

Cost of sales from continuing operations consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales from continuing operations decreased by 80% to $1.42 million in the three months ended March 31, 2020, compared to $6.99 million in the same period of 2019. Cost of sales as a percentage of sales decreased to 65% in the three months ended March 31, 2020, compared to 79% in 2019. The decrease of cost of sales in dollars is primarily due to decreased sales. The decrease in cost of sales as a percentage of sales is a result that we no longer receive low margin drop ship orders and instead focus on selling new products at a higher margin.

Gross Profit

Gross profit from continuing operations decreased by 57% to $0.78 million in the three months ended March 31, 2020, compared to $1.81 million in 2019. Our gross profit margin increased to 35% in the three months ended March 31, 2020, compared to 21% in the same period of 2019. The increase in gross profit margin is a result that we no longer receive low-margin drop ship orders and instead focus on selling new products at a higher margin.

Operating Expenses

Operating expenses from continuing operations consisted of selling, general and administrative expenses. Operating expenses were $1.60 million in the three months ended March 31, 2020, compared to $2.08 million in the same period of 2019. Selling expenses decreased by 18%, or $0.07 million, to $0.32 million in the three months ended March 31, 2020, from $0.39 million in the same period of 2019, primarily due to decreased show expenses. General and administrative expenses decreased by 24%, or $0.41 million, to $1.28 million in the three months ended March 31, 2020, from $1.70 million in the same period of 2019, primarily due to a decrease in professional fees, entertainment and travel expenses of $0.32 million and $0.17 million, respectively.

Other Expenses, Net

Other expenses, net, from continuing operations was $0.17 million in the three months ended March 31, 2020, compared with other expenses, net, of $0.07 million in the same period of 2019, representing an increase in other expenses of $0.10 million. The increase in other expenses was due primarily to the increase of foreign exchange loss from $360 for the three months ended March 31, 2019 to $0.16 million in the same period in 2020. The Company's subsidiary with operations in Malaysia has maintained a U.S dollar bank account for their operations and due to the depreciation of Malaysian Ringgit against U.S. dollar in the first quarter of 2020, the Company recorded a foreign exchange loss of $0.16 million.

Income Tax (Expense) Benefit

Towards the end of 2019, our board of directors determined to discontinue its marketing efforts in Canada and committed to a plan to dispose of Bright Swallow. Income tax expense from continuing operations was $0.02 million in the three months ended March 31, 2020, compared with $0.13 million of income tax benefit in the same period of 2019. The income tax expense for the three months ended March 31, 2020 was primarily related to payable true up for the one-time transition tax commencing in April 2018. The income tax benefit for the three months ended March 31, 2019 was mainly due to the net loss in 2019.

Net Loss from Continuing Operations

As a result of the foregoing, our net loss from continuing operations was $1.01 million in the three months ended March 31, 2020, compared with $0.22 million of net loss for the same period of 2019.

Net (Loss) Income from Discontinued Operations

On January 7, 2020, we transferred our entire interest in Bright Swallow to Y-Tone (Worldwide) Limited, an unrelated third party, for cash consideration of $2.50 million, pursuant to a formal agreement entered into on January 7, 2020. We received the payment on May 11, 2020. Operations of Bright Swallow were reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. We had net loss from discontinued operations of $0.33 million in the three months ended March 31, 2020, and net income from discontinued operations of $0.07 million in the same period of 2019.

Net Loss

As a result of the foregoing, our net loss was $1.34 million in the three months ended March 31, 2020, compared with $0.15 million of net loss for the same period of 2019.

Liquidity and Capital Resources

Our principal demands for liquidity are related to our efforts to increase sales and purchase inventory, and for expenditures related to sales distribution and general corporate purposes. We intend to meet our liquidity requirements, including capital expenditures related to purchase of inventories and the expansion of our business, primarily through cash flow provided by operations, collections of accounts receivable, and credit facilities from banks. In May 2020, we received loans under the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security Act. In June 2020, we obtained a loan pursuant to the Economic Injury Disaster Loan Program.

We rely primarily on internally generated cash flow and available working capital to support growth.  We may seek additional financing in the form of bank loans or other credit facilities or funds raised through future offerings of our equity or debt, if and when we determine such offerings are required.  As of March 31, 2020, we do not have any credit facilities. We believe that our current cash and cash equivalents and anticipated cash receipts from sales of products will be sufficient to meet our anticipated working capital requirements and capital expenditures for the next 12 months.

We had net working capital of $65,694,857 at March 31, 2020, a decrease of $1,339,314 from net working capital of $67,034,171 at December 31, 2019. The ratio of current assets to current liabilities was 46.51-to-1 at March 31, 2020.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2020 and 2019:

	2020	2019
Cash provided by (used in):
Operating activities	$(672,156)	$55,280,719
Investing activities	(1,462,200)	(24,911)
Financing activities	-	(6,248,162)

Net cash used in operating activities was $0.67 million in the three months ended March 31, 2020, a decrease of cash inflow of $55.95 million from $55.28 million of cash provided by operating activities in the same period of 2019. The decrease of cash inflow was attributable primarily to a decreased cash inflow of $55.01 million from accounts receivable to $2,307 cash inflow in the three months ended March 31, 2020, compared to $55.02 million cash inflow in the first quarter of 2019, such decrease being primarily due to our reduced sales in the first quarter of 2020 and significant accounts receivable collected from our customers in the three months ended March 31, 2019. In past years, we had allowed our key customers to take longer than the granted credit periods to settle their purchases, in order to boost sales. Starting from the second half of 2018, we had been monitoring them closely for payment but our accounts receivable still reached a record high of $66.59 million as of December 31, 2018, and this negatively impacted our cash flow from operating activities. In 2019, the industry environment worsened as a result of the imposition by the U.S. of tariffs on products manufactured in China. We determined not to accept new sales orders from those key customers until they settled all overdue balances. As a result of customer payments and the significant reduction in sales, we were able to reduce our accounts receivable balance by approximately $66.42 million in the first quarter of 2019. We will continue our efforts to tighten customers’ credit terms and expect that most of our customers will pay according to the contract terms going forward.

The decrease of cash inflow in the first quarter of 2020 was also attributable to decreased cash inflow of $5.08 million from advance to suppliers to $0.07 million cash outflow in the three months ended March 31, 2020, compared to $5.01 million cash inflow in the same period of 2019. The cash inflow in the first quarter of 2019 was mainly a result of placing lesser amount of deposits to our suppliers in China due to receipt of fewer sales orders from customers. The decrease in operating cash inflow was partially offset by the decrease in cash outflow for accounts payable of $3.49 million to $0.12 million cash outflow in the three months ended March 31, 2020, compared to $3.62 million cash outflow in the same period of 2019, such decrease in cash outflows being mainly due to lower purchases made in the first quarter of 2020.

Due to the recent imposition of significant trade tariffs on importation from China to the United States, we are actively developing alternative markets and product lines. We have been developing relationships with potential customers in Asia who intend to purchase high-end health furniture products for use in therapy clinics, hospitality and real estate projects. We have also been networking with sales agents to develop these markets. In the second quarter of 2019, we sourced physiotherapeutic jade mats from manufacturers in China. As of March 31, 2020, purchase of these inventories totaled $27.68 million, and we had advanced deposits for approximately $27.61 million in order to procure more of such products. These advances can ensure that our products are prioritized and help lock in purchase prices and bulk purchase discounts with our suppliers. We expect to receive these products within year 2020.

Net cash used in investing activities was $1.46 million in the three months ended March 31, 2020 related to cash of Bright Swallow disposed of in January 2020. In the three months ended March 31, 2019, we incurred cash outflow of $24,911 from purchases of property and equipment.

Net cash used in financing activities was $0 in the three months ended March 31, 2020, a decrease of cash outflow of $6.25 million from cash outflow of $6.25 million in the same period of 2019. In the three months ended March 31, 2019, we repaid $18.04 million in bank loans and borrowed $11.80 million in bank loans.

As of March 31, 2020, we had gross accounts receivable of $391,876, of which $365,051 was not yet past due and $26,825 was less than 90 days past due. We had an allowance for bad debt of $3,919. As of June 25, 2020, all accounts receivable outstanding as of March 31, 2020 had been collected.

All accounts receivable outstanding at December 31, 2019 had been collected during 2020.

As of March 31, 2020, and December 31, 2019, we had advances to suppliers of $27,819,528 and $27,745,184, respectively. These supplier prepayments are made for goods before we actually receive them. As of March 31, 2020, we made deposits of $27.61 million with suppliers who manufacture physiotherapeutic jade mats in China.

For a new product, the normal lead time from new product R&D, prototype, and mass production to delivery of goods from our suppliers to us is approximately six to nine months after we make advance payments to our suppliers. For other products, the typical time is five months after our advance payment. We will consider the need for a reserve when and if a supplier fails to fulfill our orders within the time frame as stipulated in the purchase contracts. As of March 31, 2020, and December 31, 2019, no reserve on supplier prepayments had been made or recorded by us.

As of June 25, 2020, 62.9% of our advances to suppliers outstanding at March 31, 2020 had been delivered to us in the form of purchases of physiotherapeutic jade mats.

Lines of Credit

On September 19, 2017, Diamond Bar extended the line of credit up to a maximum of $8,000,000 to mature on June 1, 2019. The annual interest rate was 5.50% as of December 31, 2019. The line of credit was secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. We paid off our lines of credit upon expiration on June 30, 2019. As of March 31, 2020 and December 31, 2019, Diamond Bar had $0 outstanding on the line of credit, respectively. During the three months ended March 31, 2020 and 2019, the Company recorded interest expense of $0 and $35,444, respectively.

As of March 31, 2020, and December 31, 2019, we do not have any credit facilities.

Shelf Registration

On July 13, 2017, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000.  The shelf registration statement was declared effective as of October 12, 2017.

Other Long-Term Liabilities

As of March 31, 2020, we recorded long-term taxes payable of $1.83 million, consisting of an income tax payable of $1.82 million, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on our post-1986 foreign unremitted earnings, and a $0.01 million unrecognized tax benefit, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

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

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2020. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 3, 2020, defendants filed in each of the derivative actions motions to stay those proceedings until the Barney action is resolved or alternatively to dismiss on the grounds that plaintiffs’ failure to make demand upon the Board was not excused and the Complaints otherwise fail to state a claim upon which relief can be granted.  By Order entered April 7, 2020, the Court granted defendants’ Motion to Stay and stayed the Jie Action until the Barney Action is resolved. The Motion to Stay and Dismiss remains pending in the Samuels Action. The Court subsequently entered a similar Order in the Samuels Action. It also took a motion the derivative plaintiffs filed to consolidate the proceedings and appoint lead counsel off calendar.

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

NOVA LIFESTYLE, INC.
(Registrant)
Date: July 6, 2020	By:	/s/ Thanh H. Lam
Thanh H. Lam Chairperson and Chief Executive Officer (Principal Executive Officer)

Date: July 6, 2020		/s/ Jeffery Chuang
Jeffery Chuang Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)