Form 10-Q
period 2020-06-30
Nova Lifestyle, Inc.
filed 2020-08-14
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 011-36259

NOVA LIFESTYLE, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6565 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,546,544 shares of common stock outstanding as of August 12, 2020.

Nova LifeStyle, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019

	2020	2019

Assets

Current Assets
Cash and cash equivalents	$9,470,891	$7,423,198
Accounts receivable, net	387,365	390,241
Advance to suppliers	10,445,577	27,745,184
Inventories	46,331,973	29,724,665
Prepaid expenses and other receivables	523,205	173,607
Current assets of discontinued operations	-	3,041,976

Total Current Assets	67,159,011	68,498,871

Noncurrent Assets
Plant, property and equipment, net	249,838	136,512
Operating lease right-of-use assets, net	2,502,395	2,658,344
Lease deposit	49,763	43,260
Goodwill	218,606	218,606

Total Noncurrent Assets	3,020,602	3,056,722

Total Assets	$70,179,613	$71,555,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

AS OF JUNE 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019

	2020	2019

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$233,720	$417,918
Operating lease liability, current	582,644	481,068
Advance from customers	75,854	26,450
Accrued liabilities and other payables	539,889	301,764
Other loans	316,096	-
Income tax payable	187,538	22,055
Current liabilities of discontinued operations	-	215,445

Total Current Liabilities	1,935,741	1,464,700

Noncurrent Liabilities
Other loans	150,000	-
Operating lease liability, non-current	1,964,514	2,211,061
Income tax payable	1,642,051	1,833,286

Total Noncurrent Liabilities	3,756,565	4,044,347

Total Liabilities	5,692,306	5,509,047

Contingencies and Commitments

Stockholders' Equity
Common stock, $0.001 par value; 15,000,000 shares authorized, 5,756,104 and 5,741,604 shares issued and outstanding; as of June 30, 2020 and December 31, 2019, respectively	5,756	5,741
Additional paid-in capital	40,322,661	40,221,062
Statutory reserves	6,241	6,241
Accumulated other comprehensive income	193,893	-
Treasury stock, at cost, 172,870 shares as of June 30, 2020 and December 31, 2019	(616,193)	(616,193)
Retained earnings	24,574,949	26,429,695

Total Stockholders' Equity	64,487,307	66,046,546

Total Liabilities and Stockholders' Equity	$70,179,613	$71,555,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019

Net Sales	$4,498,146	$11,769,335	$2,294,926	$2,974,593

Cost of Sales	2,847,220	9,161,060	1,423,029	2,175,251

Gross Profit	1,650,926	2,608,275	871,897	799,342

Operating Expenses
Selling expenses	577,315	811,752	259,899	422,512
General and administrative expenses	2,433,019	2,901,912	1,150,300	1,206,519

Total Operating Expenses	3,010,334	3,713,664	1,410,199	1,629,031

Loss From Operations	(1,359,408)	(1,105,389)	(538,302)	(829,689)

Other Income (Expenses)
Non-operating income, net	38,025	37,915	38,025	37,915
Foreign exchange transaction (loss) income	(141,536)	(79)	14,477	281
Interest income, net	22,262	24,421	1,437	59,865
Financial expense	(62,413)	(77,758)	(29,673)	(41,603)

Total Other (Expenses) Income, Net	(143,662)	(15,501)	24,266	56,458

Loss Before Income Taxes and Discontinued operations	(1,503,070)	(1,120,890)	(514,036)	(773,231)

Income Tax Expense	(25,145)	(241,085)	(1,266)	(368,864)

Loss From Continuing Operations	(1,528,215)	(1,361,975)	(515,302)	(1,142,095)

(Loss) Income From Discontinued Operations	(326,531)	1,176,259	-	1,103,910

Net Loss	(1,854,746)	(185,716)	(515,302)	(38,185)

Other Comprehensive Income
Foreign currency translation	193,893	-	35,678	-

Net Loss and Comprehensive Loss	(1,660,853)	(185,716)	(479,624)	(38,185)

Basic and Diluted weighted average shares outstanding	5,575,729	5,736,890	5,579,261	5,744,543

Loss from continuing operations per share of common stock
Basic and Diluted	$(0.27)	$(0.24)	$(0.09)	$(0.20)

(Loss) Income from discontinued operations per share of common stock
Basic and Diluted	$(0.06)	$0.21	$-	$0.19

Net loss per share of common stock
Basic and Diluted	$(0.33)	$(0.03)	$(0.09)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

Three Months Ended June 30, 2020

	Common stock		Additional Paid	Treasury	Accumulated Other Comprehensive	Statutory	Retained	Total Stockholders'
	Shares	Amount	in Capital	Stock	Income	Reserve	Earnings	Equity

Balance at beginning of period	5,749,604	$5,749	$40,278,038	$(616,193)	$158,215	$6,241	$25,090,251	$64,922,301

Stock issued to employees	1,500	2	3,193	-	-	-	-	3,195

Stock issued to consultants	5,000	5	12,745	-	-	-	-	12,750

Stock options vested to board of directors and employees	-	-	28,685	-	-	-	-	28,685

Foreign currency translation gain	-	-	-	-	35,678	-	-	35,678

Net loss	-	-	-	-	-	-	(515,302)	(515,302)

Balance at end of period	5,756,104	$5,756	$40,322,661	$(616,193)	$193,893	$6,241	$24,574,949	$64,487,307

Three Months Ended June 30, 2019

	Common stock		Additional Paid	Treasury	Accumulated Other Comprehensive	Statutory	Retained	Total Stockholders'
	Shares	Amount	in Capital	Stock	Income	Reserve	Earnings	Equity

Balance at beginning of period	5,737,290	$5,737	$40,029,119	$-	$-	$6,241	$34,882,888	$74,923,985

Stock issued to employees	1,500	2	5,774	-	-	-	-	5,776

Stock issued to consultants	16,377	16	67,484	-	-	-	-	67,500

Stock options vested to board of directors and employees	-	-	60,026	-	-	-	-	60,026

Common stock repurchased	-	-	-	(110,034)	-	-	-	(110,034)

Net loss	-	-	-	-	-	-	(38,185)	(38,185)

Balance at end of period	5,755,167	$5,755	$40,162,403	$(110,034)	$-	$6,241	$34,844,703	$74,909,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

Six Months Ended June 30, 2020

	Common stock		Additional Paid	Treasury	Accumulated Other Comprehensive	Statutory	Retained	Total Stockholders'
	Shares	Amount	in Capital	Stock	Income	Reserve	Earnings	Equity

Balance at beginning of period	5,741,604	$5,741	$40,221,062	$(616,193)	$-	$6,241	$26,429,695	$66,046,546

Stock issued to employees	4,500	5	9,581	-	-	-	-	9,586

Stock issued to consultants	10,000	10	25,490	-	-	-	-	25,500

Stock options vested to board of directors and employees	-	-	66,528	-	-	-	-	66,528

Foreign currency translation gain	-	-	-	-	193,893	-	-	193,893

Net loss	-	-	-	-	-	-	(1,854,746)	(1,854,746)

Balance at end of period	5,756,104	$5,756	$40,322,661	$(616,193)	$193,893	$6,241	$24,574,949	$64,487,307

Six Months Ended June 30, 2019

	Common stock		Additional Paid	Treasury	Accumulated Other Comprehensive	Statutory	Retained	Total Stockholders'
	Shares	Amount	in Capital	Stock	Income	Reserve	Earnings	Equity

Balance at beginning of period	5,713,330	$5,713	$39,864,003	$-	$-	$6,241	$35,030,419	$74,906,376

Stock issued to employees	3,000	3	11,548	-	-	-	-	11,551

Stock issued to consultants	38,837	39	144,961	-	-	-	-	145,000

Stock options vested to board of directors and employees	-	-	141,891	-	-	-	-	141,891

Common stock repurchased	-	-	-	(110,034)	-	-	-	(110,034)

Net loss	-	-	-	-	-	-	(185,716)	(185,716)

Balance at end of period	5,755,167	$5,755	$40,162,403	$(110,034)	$-	$6,241	$34,844,703	$74,909,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

	Six Months Ended June 30,
	2020	2019

Cash Flows From Operating Activities
Net loss	$(1,854,746)	$(185,716)
Net (loss) income from discontinued operations	(326,531)	1,176,259
Net loss from continuing operations	$(1,528,215)	$(1,361,975)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	28,258	18,510
Amortization of operating lease right-of-use assets	285,520	234,414
Deferred tax benefit	-	436,449
Stock compensation expense	98,419	309,263
Changes in bad debt allowance	(29)	(219,746)
Changes in operating assets and liabilities:
Accounts receivable	2,905	59,478,100
Advance to suppliers	17,299,607	(45,028,129)
Inventories	(16,607,308)	511,016
Operating lease liabilities	(275,361)	(216,061)
Other current assets	(354,640)	(384,030)
Accounts payable	(184,198)	(3,933,156)
Advance from customers	49,404	(2,410)
Accrued liabilities and other payables	97,064	(351,984)
Taxes payable	(25,797)	(980,274)

Net Cash (Used in) Provided by Continuing Operations	(1,114,371)	8,509,987
Net Cash Provided by Discontinued Operations	-	91,701
Net Cash (Used in) Provided by Operating Activities	(1,114,371)	8,601,688

Cash Flows From Investing Activities
Cash received from sales of subsidiary, net of cash disposed of	1,037,800	-
Purchase of property and equipment	-	(24,911)

Net Cash Provided by (Used in) Continuing Operations	1,037,800	(24,911)
Net Cash Provided by Discontinued Operations	-	-
Net Cash Provided by (Used in) Investing Activities	1,037,800	(24,911)

Cash Flows From Financing Activities
Proceeds from line of credit and bank loan	-	17,512,205
Repayment to line of credit and bank loan	-	(23,760,366)
Proceeds from other loans	466,096	-
Repurchase of treasury stock	-	(110,034)

Net Cash Provided by (Used in) Continuing Operations	466,096	(6,358,195)
Net Cash Provided by Discontinued Operations	-	-
Net Cash Provided by (Used in) Financing Activities	$466,096	$(6,358,195)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

	2020	2019

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$195,968	$-

Net increase in cash and cash equivalents	585,493	2,218,582

Cash and cash equivalents, beginning of period	8,885,398	890,408

Cash and cash equivalents, ending of period	$9,470,891	$3,108,990

Analysis of cash and cash equivalents

Included in cash and cash equivalents per consolidated balance sheets	9,470,891	$2,370,432
Included in assets of discontinued operations	-	738,558
Cash and cash equivalents, end of period	$9,470,891	$3,108,990

Supplemental Disclosure of Cash Flow Information

Continuing operations:
Cash paid during period for:
Income tax payments	$55,000	$800,000
Interest expense	$3,124	$37,009

Discontinued operations:
Cash paid during the period for:
Income tax payments	$-	$-
Interest expense	$-	$-

The accompanying notes are n integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

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

On January 7, 2020, the Company transferred its entire interest in Bright Swallow to Y-Tone (Worldwide) Limited, an unrelated third party, for cash consideration of $2.50 million, pursuant to a formal agreement entered into on January 7, 2020. The Company received the payment on May 11, 2020. As of June 30, 2020, operations of Bright Swallow were reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. Accordingly, assets, liabilities, revenues, expenses and cash flows related to Bright Swallow have been reclassified in the condensed consolidated financial statements as discontinued operations for all periods presented. Additional information with respect to the sale of Bright Swallow is presented at Note 3.

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

The interim condensed consolidated financial information as of June 30, 2020 and for the six and three month periods ended June 30, 2020 and 2019 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, previously filed with the SEC on May 12, 2020.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of June 30, 2020, its interim condensed consolidated results of operations and cash flows for the six and three month periods ended June 30, 2020 and 2019, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Beginning in 2020, a strain of novel coronavirus (“COVID-19”) has spread globally and, at this point, the extent to which COVID-19 may adversely impact the operations of the Company is uncertain. The extent of the adverse impact of COVID-19 on the Company's business and operations will depend on several factors, such as the duration, severity, and geographic spread of the pandemic, development of testing and treatments, and government stimulus measures. The Company is monitoring and assessing the evolving situation closely and evaluating its potential exposure. The operating results for the six months ended June 30, 2020 may not be indicative of the future operating results for the fiscal year ending December 31, 2020 or other future periods, particularly in light of the uncertain impact COVID-19 could have on the Company's business.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the two-step goodwill impairment test for the Diamond Bar reporting unit.  Accordingly, as of June 30, 2020 and 2019, the Company concluded there was no impairment of goodwill of Diamond Bar.

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

Balance at January 1, 2020	$3,942
Provision for the period	-
Reversal – recoveries by cash	(29)
Balance at June 30, 2020	$3,913

During the six months ended June 30, 2020 and 2019, bad debts reversal from continuing operations were $29 and $219,746; and $6 and $50,314 for the three months ended June 30, 2020 and 2019, respectively. During the six and three months ended June 30, 2020 and 2019, bad debt provision and write-offs from discontinued operations were $0.

Advances to Suppliers

Advances to suppliers are reported net of allowance when the Company determines that amounts outstanding are not likely to be collected in cash or utilized against purchase of inventories. Based on its historical record and in normal circumstances, the Company receives goods within 5 to 9 months from the date the advance payment is made. Due to the COVID-19 pandemic, freight transportation of products from our international suppliers has been delayed or suspended during the outbreak. As such, no reserve on supplier prepayments had been made or recorded by the Company. Any provisions for allowance for advances to suppliers, if deemed necessary, are included in general and administrative expenses in the condensed consolidated statements of comprehensive income (loss). During the six and three months ended June 30, 2020 and 2019, no provision was made on advances to suppliers.

Inventories

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. There were no write-downs of inventories for the six and three months ended June 30, 2020 and 2019.

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

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expenses from continuing operations were $19,393 and $55,272 for the six months ended June 30, 2020 and 2019, respectively; and $7,127 and $38,751 for the three months ended June 30, 2020 and 2019, respectively. During the six and three months ended June 30, 2020 and 2019, research and development costs from discontinued operations were $0.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax expenses for the six and three months ended June 30, 2020 are approximately $8,400 and $2,400 and are primarily related to quarter-to-date losses generated from U.S. operations. The income tax benefits for the six and three months ended June 30, 2019 are approximately $770,000 and $665,000 and are primarily related to release of tax liability reserves from uncertain tax positions offset by valuation allowance provided against federal and CA deferred tax assets.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the quarter ended June 30, 2020, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

A reconciliation of the January 1, 2020 through June 30, 2020 amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

Gross UTB
2020

Balance – January 1, 2020	$12,547
Decrease in unrecorded tax benefits taken, related to the Company’s continuing operations	-
Foreign exchange adjustment	-
Balance – June 30, 2020	$12,547

At June 30, 2020 and December 31, 2019, the Company had cumulatively accrued approximately $1,500 and $1,278 for estimated interest and penalties related to unrecognized tax benefits, respectively, related to the Company’s continuing operations. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense (benefit), which totaled $250 and ($640,000) for the six months ended June 30, 2020, and 2019, respectively; and $125 and ($641,600) for the three months ended June 30, 2020 and 2019, respectively, related to the Company’s continuing operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

At December 31, 2019, the Company had cumulatively accrued approximately $0 for estimated interest and penalties related to unrecognized tax benefits related to the Company’s discontinued operations. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense, which totaled $nil and $24,000 for the six months ended June 30, 2020, and 2019, respectively, and $nil and ($556,000) for the three months ended June 30, 2020 and 2019, respectively, related to the Company’s discontinued operations.

As of June 30, 2020, unrecognized tax benefits were approximately $12,500. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $12,500 as of June 30, 2020.

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

The Company’s sales policy allows for product returns within the warranty period if the product is defective and the defects are the Company’s fault. As alternatives to the product return option, the customers have the option of requesting a discount from the Company for products with quality issues or of receiving replacement parts from the Company at no cost. The amount for product returns, the discount provided to the Company’s customers, and the costs for replacement parts were immaterial for the six and three months ended June 30, 2020 and 2019.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the six months ended June 30, 2020 and 2019, shipping and handling costs from continuing operations were $986 and $863, respectively; and $637 and $454 for the three months ended June 30, 2020 and 2019, respectively. During the six and three months ended June 30, 2020 and 2019, shipping and handling costs from discontinued operations were $0.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense from continuing operations was $19,600 and $138,694 for the six months ended June 30, 2020 and 2019, respectively; and $1,602 and $121,622 for the three months ended June 30, 2020 and 2019, respectively. During the six and three months ended June 30, 2020 and 2019, advertising expense from discontinued operations were $0.

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

The following table presents a reconciliation of basic and diluted (loss) income per share for the six and three months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019

Net loss from continuing operations	$(1,528,215)	$(1,361,975)	$(515,302)	$(1,142,095)
Net (loss) income from discontinued operations	(326,531)	1,176,259	-	1,103,910
Net loss	(1,854,746)	(185,716)	(515,302)	(38,185)

Weighted average shares outstanding – basic and diluted*	5,575,729	5,736,890	5,579,261	5,744,543

Net loss from continuing operations per share of common stock
Basic and Diluted	$(0.27)	$(0.24)	$(0.09)	$(0.20)

Net (loss) income from discontinued operations income per share of common stock
Basic and Diluted	$(0.06)	$0.21	$-	$0.19

Net loss per share of common stock
Basic and Diluted	$(0.33)	$(0.03)	$(0.09)	$(0.01)

*	Including 47,807 and 190,870 shares that were granted and vested but not yet issued for the six months ended June 30, 2020 and 2019, respectively.

For the six and three months ended June 30, 2020, 171,667 shares purchasable under warrants, 25,300 shares of unvested restricted stock and stock options to purchase 340,500 shares of the Company’s stock were excluded from the EPS calculation, as their effects were anti-dilutive.

For the six and three months ended June 30, 2019, 171,667 shares purchasable under warrants, 11,500 shares of unvested restricted stock and stock options to purchase 273,500 shares of the Company’s stock were anti-dilutive and were excluded from EPS calculation.

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

One customer accounted for 10% of the Company’s sales from our continuing operations for the six months ended June 30, 2020 and one customer accounted for 58% of the Company’s sales from our continuing operations for the same period of 2019. One customer accounted for 12% of the Company’s sales from our continuing operations for the three months ended June 30, 2020 and one customer accounted for 19% of the Company’s sales from continuing operations for the same period of 2019. Gross accounts receivable from these customers were $30,625 and $6,834,461 as of June 30, 2020 and 2019, respectively.

Three customers accounted for 91% (50%, 24% and 17%) of the Company’s sales from our discontinued operations for the six months ended June 30, 2019. Three customers accounted for 93% (49%, 26% and 18% each) of the Company’s sales from our discontinued operations for the three months ended June 30, 2019. Gross accounts receivable from these customers were $1,030,016 as of June 30, 2019.

The Company purchased its products from four major vendors during the six months ended June 30, 2020 and 2019, accounting for a total of 82% (31%, 19%, 19% and 13% each) and 81% (31%, 19%, 18% and 13% each) of the Company’s purchases from continuing operations, respectively. The Company purchased its products from four and five major vendors during the three months ended June 30, 2020 and 2019, accounting for a total of 87% (32%, 21%, 20% and 14% each) and 90% (27%, 21%, 19%, 12%, and 11% each) of the Company’s purchases from continuing operations, respectively. Advances made to these vendors were $8,228,652 and $4,453,901 as of June 30, 2020 and 2019, respectively. Accounts payable to these vendors were $0 and $111,351 as of June 30, 2020 and 2019, respectively.

The Company purchased its products from one supplier for its purchases from discontinued operations. Advances made to this vendor were $988,870 as of June 30, 2019. Accounts payable to this vendor was $0 as of June 30, 2019.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2020	RM4.28 to 1
December 31, 2019	RM4.09 to 1

Income statement and cash flows items
For the six months ended June 30, 2020	RM4.25 to 1

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

As of June 30, 2019, operations of Bright Swallow were reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. Accordingly, assets, liabilities, revenues, expenses and cash flows related to Bright Swallow have been reclassified in the condensed consolidated financial statements as discontinued operations for all periods presented.

The following table summarizes the net assets of Bright Swallow at the date of disposal (January 7, 2020):

Cash and cash equivalents	$1,462,200
Accounts receivable, net	969,841
Advance to suppliers	609,935
Accounts payable	(948)
Advance from customers	(126,916)
Accrued liabilities and other payables	(2,553)
Income tax payable	(85,028)

Net assets of Bright Swallow upon disposal	2,826,531
Cash received as of June 30, 2020	(2,500,000)
Loss on disposal of subsidiary	$(326,531)

The following table presents the components of discontinued operations in relation to Bright Swallow reported in the condensed consolidated statements of operations:

	For the six months ended		For the three months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Sales	$-	$3,485,675	$-	$1,619,609
Cost of sales	-	(3,114,779)	-	(1,448,044)
Operating expenses	-	(205,901)	-	(102,455)
Other expense, net	-	(268)	-	408
Loss on disposal of subsidiary	(326,531)	-	-	-
(Loss) Income before income taxes	(326,531)	164,727	-	69,518
Income tax benefit	-	1,011,532	-	1,034,392
(Loss) income from discontinued operations	$(326,531)	$1,176,259	$-	$1,103,910

Note 4 - Inventories

The inventories as of June 30, 2020 and December 31, 2019 totaled $46,331,973 and $29,724,665, respectively, and were all finished goods.

Note 5 - Plant, Property and Equipment, Net

As of June 30, 2020, and December 31, 2019, plant, property and equipment consisted of the following:

	June 30, 2020	December 31, 2019

Computer and office equipment	$354,055	$346,141
Decoration and renovation	251,412	118,858
Less: accumulated depreciation	(355,629)	(328,487)
	$249,838	$136,512

Depreciation expense from continuing operations was $28,258 and $18,510 for the six months ended June 30, 2020 and 2019, respectively; and $12,816 and $9,141 for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense from discontinued operations was $0 for the six and three months ended June 30, 2020 and 2019.

Note 6 - Advances to Suppliers

The Company makes advances to certain vendors for inventory purchases. The advances on inventory purchases were $10,445,577 and $27,745,184 as of June 30, 2020 and December 31, 2019, respectively. No impairment charges were made on advances to suppliers for the six and three months ended June 30, 2020 and 2019.

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

Intangible assets consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Customer relationship	$50,000	$50,000
Trademarks	200,000	200,000
Less: accumulated amortization	(250,000)	(250,000)
	$-	$-

Amortization of intangible assets from continuing operations was $0 for the six and three months ended June 30, 2020 and 2019. Amortization of intangible assets from discontinued operations was $0 and $203,352 for the six months ended June 30, 2020 and 2019, respectively; and $0 and $101,676 for the three months ended June 30, 2020 and 2019, respectively.

Note 8 - Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Prepaid expenses	$417,261	$148,750
Other receivables	105,944	24,857
	$523,205	$173,607

As of June 30, 2020, and December 31, 2019, prepaid expenses and other receivables mainly represented prepaid insurance, credit card payments and a Paypal account balance.

Note 9 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Other payables	$12,546	$33,115
Salary payable	19,352	16,419
Financed insurance premiums	311,634	102,354
Accrued rents	17,820	17,733
Accrued commission	95,439	53,850
Accrued expenses, others	83,098	78,293
	$539,889	$301,764

As of June 30, 2020, and December 31, 2019, other accrued expenses mainly included legal and professional fees, utilities and unpaid operating expenses incurred in Malaysia. Other payables represented other tax payable and rebate.

Note 10 - Lines of Credit

On September 19, 2017, Diamond Bar extended the line of credit up to a maximum of $8,000,000 to mature on June 1, 2019. The annual interest rate was 5.50% as of December 31, 2019. The line of credit was secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. We paid off our lines of credit upon expiration on June 30, 2019. As of June 30, 2020, and December 31, 2019, Diamond Bar had $0 outstanding on the line of credit.  During the six months ended June 30, 2020 and 2019, the Company recorded interest expense of $0 and $35,444, respectively; and $0 for the three months ended June 30, 2020 and 2019.

As of June 30, 2020, and December 31, 2019, we do not have any credit facilities.

Note 11 - Other Loans

On May 4, 2020, the Company received loan proceeds in the amount of approximately $139,802 under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. On June 5, 2020, Congress passed a new law that allowed current PPP borrowers can choose to extend the eight-week period to 24 weeks to use the funds, but cannot extended beyond December 31, 2020.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1% per annum, with a deferral of payments for the first six months.  Diamond Bar intends to use the proceeds for purposes consistent with the PPP.

On May 5, 2020, Diamond Bar was granted a loan from Cathay Bank in the aggregate amount of $176,294, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a Note dated May 5, 2020 matures on May 5, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on May 5, 2020. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. On June 5, 2020, Congress passed a new law that allowed current PPP borrowers can choose to extend the eight-week period to 24 weeks to use the funds, but cannot extended beyond December 31, 2020.

The Company most likely will use up all the PPP loan proceeds within 24 weeks.

On June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. The Loan, which was in the form of a promissory note dated June 19, 2020, matures on June 18, 2050 and bears interest at a rate of 3.75% per annum, payable monthly beginning 12 months from the date of the promissory note. Funds from the Loan may only be used for working capital. The loan was secured by all tangible and intangible property of the Diamond Bar.

Note 12 - Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president who is currently also the Chief Executive Officer and Chairman of the Board. The lease is to be renewed and has been renewed each year since 2011. On April 1, 2020, the Company renewed the lease for an additional one year term. The lease was for the amount of $34,561, with a term of one year. During the six months ended June 30, 2020 and 2019, the Company paid rental amounts of $17,281 that are included in selling expenses; and $17,281 and $0 for the three months ended June 30, 2020 and 2019, respectively.

On January 4, 2018, the Company entered into a sales representative agreement with a consulting firm, which is owned by the Chief Executive Officer and Chairman of the Board, for sales representative service for a term of two years. On January 4, 2020, the Company renewed the agreement for an additional two years. The Company agreed to compensate the sales representative via commission at predetermined rates of the relevant sales amount. During the six months ended June 30, 2020 and 2019, the Company recorded $65,503 and $69,111 as commission expense to this sales representative consulting firm, respectively; and $38,004 and $25,069 for the three months ended June 30, 2020 and 2019, respectively.

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

On June 4, 2019, the Board of Directors of the Company adopted a 10b-18 share repurchase program to repurchase up to $2 million of its common stock. The share repurchase authorization permits shares to be repurchased from time to time at the discretion of the Company’s management, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The program is effective as of June 5, 2019 and will expire on June 4, 2020. During the six and three months ended June 30, 2020 and 2019, the Company repurchased 0 and 29,138 shares of its common stock, respectively. On December 11, 2019, the Company closed out this repurchase program. As of December 31, 2019, the Company repurchased a total of 172,740 shares of its common stock.

Warrants

The following is a summary of the warrant activity for the six months ended June 30, 2020:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2020	171,667	$13.55	0.92
Exercisable at January 1, 2020	171,667	$13.55	0.92
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at June 30, 2020	171,667	$13.55	0.42
Exercisable at June 30, 2020	171,667	$13.55	0.42

Shares Issued to Consultants

On June 30, 2017, the Company entered into a consulting agreement with a consultant for business advisory service for a term of 12 months. The Company agreed to compensate the consultant a one-time amount of $10,000 worth of shares of the Company’s common stock based on the price per share on June 30, 2017. The Company also granted the consultant $10,000 worth of shares of the Company’s common stock per month starting from July 1, 2017 for a period of 12 months. The shares were issued pursuant to Nova LifeStyle, Inc.’s 2014 Omnibus Long-Term Incentive Plan (the “Plan”) approved by the Board of Directors (“Board”) of the Company on May 13, 2014 and ratified at the annual shareholder meeting on June 30, 2014. The Plan was registered under Form S-8 on July 30, 2014. On June 12, 2018, the Company renewed the agreement with the consultant for an additional year and agreed to compensate the consultant $10,000 worth of shares of the Company’s common stock per month starting from July 1, 2018 for a period of 12 months. The shares will be issued pursuant to the Plan. On January 31, 2019, the Company terminated the agreement. During the six and three months ended June 30, 2019, the Company recorded $10,000 and $0 as consulting expense, respectively.

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

On November 16, 2019, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2019 for a one year term. The Company agreed to grant the consultant 20,000 shares of the Company’s common stock. Twenty-five percent (25%) of those shares vested on February 15, 2020, 25% will vest on May 15, 2020; 25% will vest on August 15, 2020 and the remaining 25% will vest on November 15, 2020. The fair value of 20,000 shares was $51,000 which was calculated based on the stock price of $2.55 per share on November 18, 2019 and will be amortized over the service term. The shares would be issued pursuant to the Plan. During the six and three months ended June 30, 2020, the Company amortized $25,500 and $12,750 as consulting expenses, respectively.

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

On November 4, 2019, the Company entered into stock option agreements under the 2014 Omnibus Long-Term Incentive Plan with the three independent members of the board of directors. The Company agreed to grant the Company’s three independent directors options to purchase an aggregate of 60,000 shares of the Company’s common stock at an exercise price of $2.80 per share, with a term of 5 years. Twenty-five percent (25%) of those stock options vested on November 30, 2019, 25% vested on February 28, 2020, 25% on May 31, 2020, and the remaining 25% will vest on August 31, 2020. The fair value of the stock options granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”) as described above. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 87%, risk free interest rate of 1.60%, and dividend yield of 0%. The fair value of 60,000 stock options was $114,740 at the grant date. During the six and three months ended June 30, 2020, the Company recorded $57,370 and $28,685 as directors’ stock compensation expenses, respectively.

Shares Issued to Employees and Service Providers

On February 27, 2018, the Company renewed an employment agreement with the Company’s Corporate Secretary for a term of one year. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $68,100, which was calculated based on the stock price of $11.35 per share on February 27, 2018, the date the awards were determined by the Compensation Committee of the Board. 25% of those shares vested on February 27, 2018, 25% on March 31, 2018, 25% on June 30, 2018 and the remaining 25% vested on September 30, 2018. During the six and three months ended June 30, 2019, the Company amortized $10,821 and $0 as stock compensation, respectively.

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

On December 14, 2019, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $12,780, which was calculated based on the stock price of $2.13 per share on January 31, 2020, the date the awards were determined by the Compensation Committee of the Board. Twenty-five percent (25%) of those shares vested on January 31, 2020, 25% on March 31, 2020, 25% on June 30, 2020 and the remaining 25% vested on September 30, 2020. During the six and three months ended June 30, 2020, the Company amortized $6,390 and $3,195 as stock compensation, respectively.

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

The fair value of the option granted to the CFO in 2018 is recognized as compensation expense over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 84%, risk free interest rate of 2.72%, and dividend yield of 0%. The fair value of 7,000 stock options was $43,680 at the grant date. During six and three months ended June 30, 2019, the Company recorded $21,840 and $0 as stock compensation, respectively.

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

The fair value of the option granted to the CFO in 2019 is recognized as compensation expense over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 87%, risk free interest rate of 1.49%, and dividend yield of 0%. The fair value of 7,000 stock options was $18,318 at the grant date. During the six and three months ended June 30, 2020, the Company recorded $9,159 and $0 as stock compensation, respectively.

As of June 30, 2020, unrecognized share-based compensation expense was $52,467.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2020	340,500	$5.97	$-	3.33
Exercisable at January 1, 2020	292,000	6.48	$-	3.08

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2020	340,500	$5.97	$-	2.83
Exercisable at June 30, 2020	325,500	$6.11	$-	2.76

(1)	The intrinsic value of the stock options at June 30, 2020 is the amount by which the market value of the Company’s common stock of $1.93 as of June 30, 2020 exceeds the exercise price of the option.

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

Surplus Reserve Fund

At June 30, 2020 and December 31, 2019, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital.

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

Note 14 - Geographical Sales

Geographical distribution of sales consisted of the following for the six and three months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019

Geographical Areas
North America	$4,266,617	$4,666,939	$2,081,761	$2,150,901
China	-	6,834,461	-	555,757
Asia*	208,382	-	208,382	-
Hong Kong	-	267,935	-	267,935
Other countries	23,147	-	4,783	-
	$4,498,146	$11,769,335	$2,294,926	$2,974,593

* excluding China and Hong Kong

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

On July 15, 2019, Nova Malaysia entered into a sublease agreement for warehouse space with a two year term, expiring on July 14, 2021. The monthly rental payment is 20,000 Malaysia Ringgit ($4,704).

On October 29, 2019, Nova Malaysia entered into a lease agreement for office space with a two year term, commencing on December 1, 2019 and expiring on November 30, 2021. The monthly rental payment is 9,280 Malaysia Ringgit ($2,182).

The operating lease expense for the six and three months ended June 30, 2020 and 2019 were as follows:

	Six months ended June 30,		Three months ended June 30,
	2020	2019	2020	2019

Operating lease cost	$276,363	$310,490	$100,111	$146,068

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2020:

Operating Leases
12 months ending June 30,
2021	$695,916
2022	643,093
2023	651,221
2024	670,758
Thereafter	169,333
Total undiscounted cash flows	2,830,321
Less: imputed interest	(283,163)
Present value of lease liabilities	2,547,158

Lease Term and Discount Rate

June30, 2020
Weighted-average remaining lease term - years
Operating leases - USA	4.34
Operating leases - Malaysia	1.21

Weighted-average discount rate (%)
Operating leases - USA	5.00%
Operating leases - Malaysia	3.73%

Note 16 - Commitments and Contingencies

Legal Proceedings

On December 28, 2018, a federal putative class action complaint was filed by George Barney against the Company and its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) in the United States District Court for the Central District of California, claiming the Company violated federal securities laws and pursuing remedies under Sections 10(b) and 20(a) of the Security Exchange Act of 1934 and Rule 10b-5 (the “Barney Action”). Richard Deutner and ITENT EDV were subsequently substituted as plaintiffs and, on June 18, 2019, they filed an Amended Complaint.  In the Amended Complaint, plaintiffs seek to recover compensatory damages caused by the Company’s alleged violations of federal securities laws during the period from December 3, 2015 through December 20, 2018.  Plaintiffs claim that the Company: (1) overstated its purported strategic alliance with a customer in China to operate as lead designer and manufacturer for all furnishings in such customer’s planned $460 million senior care center in China; (2) the Company inflated its reported sales in 2016 and 2017 with the Company’s two major customers; and (3) as a result, the Company’s public statements were materially false and misleading at all relevant times.  In support of these claims, plaintiffs rely primarily upon a blog appearing in Seeking Alpha on December 21, 2018 in which it was claimed that an investigation of the Company failed to confirm the existence of several entities identified as significant customers, Plaintiffs purported to verify some of the information alleged in the Seeking Alpha blog. By Order entered December 2, 2019, the Court denied defendants’ Motion to Dismiss the Amended Complaint. Defendants have accordingly filed an Answer to the Amended Complaint denying its material allegations. The Court also entered a scheduling order setting a final pretrial conference for July 20, 2020, which has since been continued to October 19, 2020.

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

Note 17 - Subsequent Events

After the close of the quarter to which these financial statements relate, the Company experienced (and continues to experience) significant adverse impacts of novel coronavirus (COVID-19) and the related public health orders. The Company’s two showrooms in Kuala Lumpur have been closed since March 18, 2020 and the management plans to reopen it on August 31, 2020. Finally, the Company expects that the impact of the COVID-19 outbreak on the United States and world economies will continue to have a material adverse impact on the demand for its products. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the business interruption and the related financial impact cannot be reasonably estimated at this time.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” the negatives of such terms and other terms of similar meaning typically identify forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K). The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2019 Form 10-K. Unless the context otherwise requires, references in this report to “we,” “us,” “Nova,” “Nova Lifestyle” or the “Company” refer to Nova Lifestyle, Inc. and its subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The following discussion and analysis are based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”). All references to the second quarter and first six months of 2020 and 2019 mean the three and six-month periods ended June 30, 2020 and 2019. In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2019 Form 10-K.

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

We are a U.S. holding company with no material assets in the U.S. other than the ownership interests of our wholly owned subsidiaries through which we market, design and sell residential furniture worldwide: Nova Furniture Macao Commercial Offshore Limited (“Nova Macao”), Bright Swallow International Group Limited (“Bright Swallow”), and Diamond Bar Outdoors, Inc. (“Diamond Bar”) Nova Macao was organized under the laws of Macao on May 20, 2006. Nova Macao is a wholly owned subsidiary of Nova Lifestyle. Diamond Bar is a California corporation organized on June 15, 2000, which we acquired pursuant to a stock purchase agreement on August 31, 2011. On April 24, 2013, we acquired all of the outstanding stock of Bright Swallow which we sold in January 2020. On December 7, 2017, we incorporated i Design Blockchain Technology, Inc. (“i Design”) under the laws of the State of California. The purpose of i Design is to build our own blockchain technology team. i Design is in the planning stage and has had minimal operations to date. On December 12, 2019, we became the sole shareholder of Nova Living (M) SDN. BHD. (“Nova Malaysia”), a company incorporated on July 26, 2019 under the laws of Malaysia.

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

In December 2019, a strain of novel coronavirus, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and Malaysia. The Company experienced (and continues to experience) significant adverse impacts of novel coronavirus (COVID-19) and the related public health orders. The Company’s two showrooms and warehouse in Kuala Lumpur have been closed since March 18, 2020.  The Los Angeles facility has been closed since March 16, 2020. A skeleton staff worked in that facility each day (i) to receive shipping containers of products delivered from the Company’s contract manufacturers and (ii) to ship products to customers. On May 12, 2020, the Company’s  Kuala Lumpur office and warehouse reopened for business and plans to reopen two showrooms on August 31, 2020. The Company is continuing to experience reduced demand for its products and an increased level of purchase order cancellations as a result of the COVID-19 pandemic. The third-party contract manufacturers that the Company utilizes in China were closed from the beginning of the Lunar New Year Holiday through the beginning of March. Certain of the Company’s new products are being sourced from manufacturers in India and Malaysia starting in 2020. The factories in India and Malaysia have suspended their operations as a result of the Covid-19 pandemic during March through early May 2020. Currently, the factories in both countries have resumed their operations. Finally, the Company expects that the impact of the COVID-19 outbreak on the United States and world economies will have a material adverse impact on the demand for its products. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the business interruption and the related financial impact cannot be reasonably estimated at this time.

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

Principal Factors Affecting Our Financial Performance

At the beginning of 2019, we commenced a transition of our business. We began moving away from low margin products. This move was intended to improve our gross profit margin, receivable collections and net profitability, and to increase our return on long-term equity. We decided to terminate sales and marketing efforts to customers that represented a high purchase volume but low profit margin, and we adjusted our product line, which included the launch of our Summer 2019 Collection in the Las Vegas Market, with a view to attracting a higher-end ultimate customer. We believe these new strategies, and the recent launch of our Summer 2019 Collection, will provide us with significant long term growth opportunities. The transition has and is expected to continue to adversely impact our revenue and our net profit in the short-term as we roll out new products and market those products to our existing client base and to new potential customers better suited for the higher end products, and as we assess our new products’ market acceptance. Significant factors that we believe could affect our operating results are the (i) prices of our products to our international retailer and wholesaler customers and their markups to end consumers; (ii) general economic conditions in the U.S., Chinese, Canadian, European and other international markets; and (iii) trade tariffs imposed by the United States on certain products manufactured in China; and (iv) the consequences of the COVID-19 outbreak throughout the world. We believe most of our customers are willing to pay for our high quality and stylish products, timely delivery, and strong production capacity at price levels which we expect will allow us to maintain a relatively high gross profit margin for our products. We do not manufacture our products, but instead we utilize third-party manufacturers. In response to the tariffs imposed by the United States on certain products manufactured in China, we are attempting to shift a portion of our product manufacturing from third-party manufacturers located in China to third-party manufacturers located in other parts of Asia, such as Vietnam, India and/or Malaysia, countries unaffected by the tariffs. Implementation of a relocation of manufacturing (which by necessity includes an assessment of the factory’s ability to deliver the quantity of the product, in accordance with the Company’s specifications, and in accordance with the Company’s quality control requirements) is time-consuming, but a portion of our manufacturing has been transitioned to Malaysia and India starting in 2020 and we expect that more of our manufacturing will be transitioned to one or more of these venues once the COVID-19 outbreak dissipates. Some of our manufacturing will continue to be performed in China because the intellectual know-how necessary to manufacture certain products is not generally available in other Asian countries. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites should also allow us at least to maintain our gross profit margins. The markets in North America (excluding the United States) and particularly in Europe remain challenging because such markets are experiencing a slow-down and may be entering a recession due to the COVID-19 pandemic.

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

Accounts Receivable

Our accounts receivable arises from product sales. We do not adjust receivables for the effects of a significant financing component at contract inception if we expect to collect the receivables in one year or less from the time of sale. We do not expect to collect receivables greater than one year from the time of sale. Our policy is to maintain an allowance for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  We maintained an allowance for bad debt of $3,913 and $3,942 as of June 30, 2020 and December 31, 2019, respectively. During the six months ended June 30, 2020 and 2019, bad debts reversal from continuing operations were $29 and $219,746, respectively; and $6 and $50,314 for the three months ended June 30, 2020 and 2019, respectively. During the six and three months ended June 30, 2020 and 2019, bad debt expenses from discontinued operations were $0. As of June 30, 2020, we had gross receivable of $391,278, of which no amount was over 90 days past due. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing trade accounts receivable. We determine the allowance based on historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the quarter ended June 30, 2020, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault.  As alternatives for the product return option, the customers have the option of asking us for a discount for products with quality issues, or of receiving replacement parts from us at no cost. The amount of reserves for return of products, the discount provided to the customers, and cost for the replacement parts were immaterial for the six and three months ended June 30, 2020 and 2019.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2020	RM4.28 to 1
December 31, 2019	RM4.09 to 1

Income statement and cash flow items
For the six months ended June 30, 2020	RM4.25 to 1

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

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

The following table sets forth the results of our operations for the three months ended June 30, 2020 and 2019. Certain columns may not add due to rounding.

	Three Months Ended June 30,
	2020		2019
	$	% of Sales	$	% of Sales
Net sales	$2,294,926		$2,974,593
Cost of sales	(1,423,029)	(62%)	(2,175,251)	(73%)
Gross profit	871,897	38%	799,342	27%
Operating expenses	(1,410,199)	(61%)	(1,629,031)	(55%)
Loss from operations	(538,302)	(23%)	(829,689)	(28%)
Other income, net	24,266	1%	56,458	2%
Income tax expense	(1,266)	0%	(368,864)	(12%)
Loss from continuing operations	(515,302)	(22%)	(1,142,095)	(38%)
Income from discontinued operations	-	-%	1,103,910	37%
Net loss	(515,302)	(22%)	(38,185)	(1%)

Net Sales

Net sales from continuing operations for the three months ended June 30, 2020 were $2.29 million, a decrease of 23% from $2.97 million in the same period of 2019. This decrease in net sales resulted primarily from a 45.2% decrease in sales volume simultaneous with a 40.8% increase in average selling price.  Our largest selling product categories in the three months ended June 30, 2020 were sofas, beds and jade mats, which accounted for approximately 47%, 14% and 9% of sales from our continuing operations, respectively. In the three months ended June 30, 2019, the largest three selling categories were sofas, bed and cabinets, which accounted for approximately 38%, 12% and 11% of sales from our continuing operations, respectively.

Our revenue has been adversely impacted by three factors: (a) the Covid-19 pandemic has made worldwide economy lagging, (b) our decision to move away from low margin products and to eliminate customers generating low margin sales and customers that have slow payment histories, and (c) the increased trade tariffs imposed by the United States on products manufactured in China. The trade tariffs imposed by the United States would have effectively reduced or eliminated our gross margin on our low cost, low margin products, which in part drove our decision to move away from those products. The resulting shift from those low cost, low margin products caused certain of our distributors that historically had represented a significant portion of our revenue to move their business to other providers. The $0.68 million decrease in net sales from continuing operations in the three months ended June 30, 2020, compared to the same period of 2019, was mainly due to decreased sales to China, Hong Kong and North America. Sales to China, decreased 100% to $0 in the three months ended June 30, 2020, as compared to $0.56 million in the same period of 2019 and sales to Hong Kong dropped to $0 in the three months ended June 30, 2020, compared to $0.27 million in the same period of 2019, primarily due to no sales orders from our customers in China and Hong Kong. Sales to North America were $2.08 million in the three months ended June 30, 2020, a decrease of 3.2% from $ 2.15 million in 2019, primarily due to the trade war tariffs, which took effect in September 2018, as well as the Covid-19 pandemic beginning in the middle of March 2020, both of which have caused a significant number of our sales orders to be held up. We also temporarily eliminated sales to customers generating high volume but low profit margin sales. We changed our sales strategy to seek sales of products of higher margins and shorter collection time on the customers’ accounts receivable. See the discussion of our tightened credit terms below under the heading Liquidity and Capital Resources. Sales to other countries increased to $4,783 in the three months ended June 30, 2020, compared to $0 in the same period of 2019. The decrease in our revenue was partially offset by the increase sales in Asia. Sales to Asia increased to $0.21 million in the three months ended June 30, 2020, compared to $0 in the same period of 2019, primarily due to sales orders received from new customers for jade mats in Malaysia.

Cost of Sales

Cost of sales from continuing operations consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales from continuing operations decreased by 35% to $1.42 million in the three months ended June 30, 2020, compared to $2.18 million in the same period of 2019. Cost of sales as a percentage of sales decreased to 62% in the three months ended June 30, 2020, compared to 73% in 2019. The decrease of cost of sales in dollar term is primarily due to decreased sales. The decrease in cost of sales as a percentage of sales is a result that we no longer receive low margin drop ship orders and instead focus on selling new products at a higher margin.

Gross Profit

Gross profit from continuing operations increased by 9% to $0.87 million in the three months ended June 30, 2020, compared to $0.8 million in 2019. Our gross profit margin increased to 38% in the three months ended June 30, 2020, compared to 27% in the same period of 2019. The increase in gross profit margin is a result that we no longer receive low-margin drop ship orders and instead focus on selling new products at a higher margin.

Operating Expenses

Operating expenses from continuing operations consisted of selling, general and administrative expenses. Operating expenses were $1.41 million in the three months ended June 30, 2020, compared to $1.63 million in the same period of 2019. Selling expenses decreased by 38.5%, or $0.16 million, to $0.26 million in the three months ended June 30, 2020, from $0.42 million in the same period of 2019, primarily due to decreased advertising, promotion and show expenses. General and administrative expenses decreased by 4.7%, or $0.06 million, to $1.15 million in the three months ended June 30, 2020, from $1.21 million in the same period of 2019, primarily due to a decrease in lease expenses of $0.05 million. In response to COVID, our U.S. landlord offered a temporary reduction of our monthly rental from April 2020.

Other Income, Net

Other income, net, from continuing operations was $24,266 in the three months ended June 30, 2020, compared with other income, net, of $56,458 in the same period of 2019, representing a decrease in other income of $32,192. The decrease in other income was due primarily to we recorded a lower interest income on our decreased average balances at banks in 2020. Interest income, net of interest expenses was $1,437 and $59,865 for the three months ended June 30, 2020 and 2019, respectively.

Income Tax Expense

Income tax expense from continuing operations was $1,266 in the three months ended June 30, 2020, compared with $0.37 million of income tax expense in the same period of 2019. The income tax expense for the three months ended June 30, 2020 was primarily related to payable true up for the one-time transition tax commencing in April 2018. The income tax expense for the three months ended June 30, 2019 was mainly due to full valuation allowance against deferred tax assets in 2019.

Loss from Continuing Operations

As a result of the foregoing, our loss from continuing operations was $0.52 million in the three months ended June 30, 2020, compared with $1.14 million of loss for the same period of 2019.

Income from Discontinued Operations

On January 7, 2020, we transferred our entire interest in Bright Swallow to Y-Tone (Worldwide) Limited, an unrelated third party, for cash consideration of $2.50 million, pursuant to a formal agreement entered into on January 7, 2020. We received the payment on May 11, 2020. Operations of Bright Swallow were reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. We had no income from discontinued operations in the three months ended June 30, 2020, and income from discontinued operations of $1.10 million in the same period of 2019.

Net Loss

As a result of the foregoing, our net loss was $0.52 million in the three months ended June 30, 2020, compared with $38,185 of net loss for the same period of 2019.

Comparison of Six Months Ended June 30, 2020 and 2019

The following table sets forth the results of our operations for the six months ended June 30, 2020 and 2019. Certain columns may not add due to rounding.

	Six Months Ended June 30,
	2020		2019
	$	% of Sales	$	% of Sales
Net sales	$4,498,146		$11,769,335
Cost of sales	(2,847,220)	(63%)	(9,161,060)	(78%)
Gross profit	1,650,926	37%	2,608,275	22%
Operating expenses	(3,010,334)	(67%)	(3,713,664)	(32%)
Loss from operations	(1,359,408)	(30%)	(1,105,389)	(10%)
Other expenses, net	(143,662)	(3%)	(15,501)	(0%)
Income tax expense	(25,145)	(1%)	(241,085)	(2%)
Loss from continuing operations	(1,528,215)	(34%)	(1,361,975)	(12%)
(Loss) Income from discontinued operations	(326,531)	(7%)	1,176,259	10%
Net loss	(1,854,746)	(41%)	(185,716)	(2%)

Net Sales

Net sales from continuing operations for the six months ended June 30, 2020 were $4.5 million, a decrease of 62% from $11.77 million in the same period of 2019. This decrease in net sales resulted primarily from a 53.5% decrease in sales volume and 17.9% decrease in average selling price. Our largest selling product categories in the six months ended June 30, 2020 were sofas, beds and coffee tables, which accounted for approximately 51%, 13% and 8% of sales from our continuing operations, respectively. In the six months ended June 30, 2019, the largest three selling categories were sofas, cabinets and chairs, which accounted for approximately 39%, 22% and 8% of sales from our continuing operations, respectively.

Our revenue has been adversely impacted by three factors: (a) the Covid-19 pandemic has made worldwide economy lagging, (b) our decision to move away from low margin products and to eliminate customers generating low margin sales and customers that have slow payment histories, and (c) the increased trade tariffs imposed by the United States on products manufactured in China. The trade tariffs imposed by the United States would have effectively reduced or eliminated our gross margin on our low cost, low margin products, which in part drove our decision to move away from those products. The resulting shift from those low cost, low margin products caused certain of our distributors that historically had represented a significant portion of our revenue to move their business to other providers. The $7.27 million decrease in net sales from continuing operations in the six months ended June 30, 2020, compared to the same period of 2019, was mainly due to decreased sales to China, Hong Kong and North America. Sales to China, decreased 100% to $0 in the six months ended June 30, 2020, as compared to $6.83 million in the same period of 2019. There were no sales to Hong Kong in the six months ended June 30, 2020, compared to $0.27 million in the same period of 2019. We no longer received sales orders from our customers in China and Hong Kong in 2020. Sales to North America were $4.27 million in the six months ended June 30, 2020, a decrease of 8.6% from $4.67 million in 2019, primarily due to the trade war tariffs, which took effect in September 2018, as well as the Covid-19 pandemic beginning in the middle of March 2020, both of which have caused a significant number of our sales orders to be held up. We also temporarily eliminated sales to customers generating high volume but low profit margin sales. We changed our sales strategy to seek sales of products of higher margins and shorter collection time on the customers’ accounts receivable. See the discussion of our tightened credit terms below under the heading Liquidity and Capital Resources.  The decrease in our revenue was partially offset by the increase sales in Asia and other countries. Sales to Asia increased to $0.21 million in the six months ended June 30, 2020, compared to $0 in the same period of 2019, primarily due to sales orders received from new customers for jade mats in Malaysia. Sales to other countries were $23,147 in the six months ended June 30, 2020, compared to $0 in the same period of 2019.

Cost of Sales

Cost of sales from continuing operations consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales from continuing operations decreased by 69% to $2.85 million in the six months ended June 30, 2020, compared to $9.16 million in the same period of 2019. Cost of sales as a percentage of sales decreased to 63% in the six months ended June 30, 2020, compared to 78% in 2019. The decrease of cost of sales in dollar term is primarily due to decreased sales. The decrease in cost of sales as a percentage of sales is a result that we no longer receive low margin drop ship orders and instead focus on selling new products at a higher margin.

Gross Profit

Gross profit from continuing operations decreased by 37% to $1.65 million in the six months ended June 30, 2020, compared to $2.60 million in 2019. Our gross profit margin increased to 37% in the six months ended June 30, 2020, compared to 22% in the same period of 2019. The increase in gross profit margin is a result that we no longer receive low-margin drop ship orders and instead focus on selling new products at a higher margin.

Operating Expenses

Operating expenses from continuing operations consisted of selling, general and administrative expenses. Operating expenses were $3.01 million in the six months ended June 30, 2020, compared to $3.71 million in the same period of 2019. Selling expenses decreased by 28.9%, or $0.23 million, to $0.58 million in the six months ended June 30, 2020, from $0.81 million in the same period of 2019, primarily due to decreased advertising, promotion and show expenses. General and administrative expenses decreased by 16%, or $0.47 million, to $2.43 million in the six months ended June 30, 2020, from $2.90 million in the same period of 2019, primarily due to a decrease in professional fees, entertainment and travel expenses and stock compensation expenses of $0.15 million, $0.29 million and $0.21 million, respectively, partially offset by a reduction in bad debt reversal of $0.22 million.

Other Expenses, Net

Other expenses, net, from continuing operations was $0.14 million in the six months ended June 30, 2020, compared with other expenses, net, of $0.01 million in the same period of 2019, representing an increase in other expenses of $0.13 million. The increase in other expenses was due primarily to the increase of foreign exchange loss from $79 for the six months ended June 30, 2019 to $0.14 million in the same period in 2020, mainly related to the Company's assets in Malaysia denominated in foreign currency.

Income Tax Expense

Income tax expense from continuing operations was $25,145 in the six months ended June 30, 2020, compared with $0.24 million of income tax expenses in the same period of 2019. The income tax expense for the six months ended June 30, 2020 was primarily related to payable true up for the one-time transition tax commencing in April 2018. The income tax expense for the six months ended June 30, 2019 was mainly due to full valuation allowance against deferred tax assets in 2019.

Loss from Continuing Operations

As a result of the foregoing, our loss from continuing operations was $1.53 million in the six months ended June 30, 2020, compared with $1.36 million of loss for the same period of 2019.

(Loss) Income from Discontinued Operations

On January 7, 2020, we transferred our entire interest in Bright Swallow to Y-Tone (Worldwide) Limited, an unrelated third party, for cash consideration of $2.50 million, pursuant to a formal agreement entered into on January 7, 2020. We received the payment on May 11, 2020. Operations of Bright Swallow were reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. We had loss from discontinued operations of $0.33 million in the six months ended June 30, 2020, and income from discontinued operations of $1.18 million in the same period of 2019.

Net Loss

As a result of the foregoing, our net loss was $1.85 million in the six months ended June 30, 2020, compared with $0.19 million of net loss for the same period of 2019.

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

We rely primarily on internally generated cash flow and available working capital to support growth.  We may seek additional financing in the form of bank loans or other credit facilities or funds raised through future offerings of our equity or debt, if and when we determine such offerings are required.  As of June 30, 2020, we do not have any credit facilities. We believe that our current cash and cash equivalents and anticipated cash receipts from sales of products will be sufficient to meet our anticipated working capital requirements and capital expenditures for the next 12 months.

We had net working capital of $65,223,270 at June 30, 2020, a decrease of $1,810,901 from net working capital of $67,034,171 at December 31, 2019. The ratio of current assets to current liabilities was 34.69-to-1 at June 30, 2020.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2020 and 2019:

	2020	2019
Cash provided by (used in):
Operating activities	$(1,114,371)	$8,601,686
Investing activities	1,037,800	(24,911)
Financing activities	466,096	(6,358,195)

Net cash used in operating activities was $1.11 million in the six months ended June 30, 2020, a decrease of cash inflow of $9.71 million from $8.60 million of cash provided by operating activities in the same period of 2019. The decrease of cash inflow was attributable primarily to a decreased cash inflow of $59.49 million from accounts receivable to $2,905 cash inflow in the six months ended June 30, 2020, compared to $59.48 million cash inflow in the same period of 2019, such decrease being primarily due to our reduced sales in the six months ended June 30, 2020 and significant accounts receivable collected from our customers in the six months ended June 30, 2019. In past years, we had allowed our key customers to take longer than the granted credit periods to settle their purchases, in order to boost sales. Starting from the second half of 2018, we had been monitoring them closely for payment but our accounts receivable still reached a record high of $66.59 million as of December 31, 2018, and this negatively impacted our cash flow from operating activities. In 2019, the industry environment worsened as a result of the imposition by the U.S. of tariffs on products manufactured in China. We determined not to accept new sales orders from those key customers until they settled all overdue balances. As a result of customer payments and the significant reduction in sales, we were able to reduce our accounts receivable balance by approximately $66.42 million in the first quarter of 2019. We will continue our efforts to tighten customers’ credit terms and expect that most of our customers will pay according to the contract terms going forward.

The decrease of cash inflow in the six months ended June 30, 2020 was also attributable to decreased cash inflow of $17.12 million from inventories to $16.61 million cash outflow in the six months ended June 30, 2020, compared to $0.51 million cash inflow in the same period of 2019. The cash outflow in the six months ended June 30, 2020 was mainly a result of purchase and receiving more jade mats products from our suppliers. The decrease in operating cash inflow was partially offset by the increase in cash inflow for advance to suppliers of $62.33 million to $17.30 million cash inflow in the six months ended June 30, 2020, compared to $45.03 million cash outflow in the same period of 2019, such increase in cash inflows being mainly due to placing less amount of deposits to our suppliers in China due to receipt of fewer sales orders from customers; and the increase in cash inflow for accounts payable of $3.75 million to $0.18 million cash outflow in the six months ended June 30, 2020, compared to $3.93 million cash outflow in the same period of 2019, such decrease in cash outflows being mainly due to fewer purchases made in the six months ended June 30, 2020.

Due to the recent imposition of significant trade tariffs on importation from China to the United States, we are actively developing alternative markets and product lines. We have been developing relationships with potential customers in Asia who intend to purchase high-end health furniture products for use in therapy clinics, hospitality and real estate projects. We have also been networking with sales agents to develop these markets. In the second quarter of 2019, we sourced physiotherapeutic jade mats from manufacturers in China. As of June 30, 2020, purchase of these inventories totaled $44.97 million, and we had advanced deposits for approximately $7.96 million in order to procure more of such products. These advances can ensure that our products are prioritized and help lock in purchase prices and bulk purchase discounts with our suppliers. We expect to receive these products within year 2020.

Net cash provided by investing activities was $1.04 million in the six months ended June 30, 2020 related to cash of Bright Swallow disposed of $1.46 million in January 2020 while we received $2.50 million cash consideration for this sale transaction. In the six months ended June 30, 2019, we incurred cash outflow of $24,911 from purchases of property and equipment.

Net cash provided by financing activities was $0.47 million in the six months ended June 30, 2020, a decrease of cash outflow of $6.82 million from cash outflow of $6.35 million in the same period of 2019. In the six months ended June 30, 2020, we received $0.47 million from other loans (see Note 11). In the six months ended June 30, 2019, we repaid $23.76 million in bank loans and borrowed $17.51 million in bank loans, while repurchasing common stock for $110,034.

As of June 30, 2020, we had gross accounts receivable of $ 391,278, of which $373,048 was not yet past due and $18,230 was less than 90 days past due. We had an allowance for bad debt of $3,913. As of August 7, 2020, $206,698 of accounts receivable outstanding as of June 30, 2020 had been collected.

All accounts receivable outstanding at December 31, 2019 had been collected during 2020.

As of June 30, 2020, and December 31, 2019, we had advances to suppliers of $10,445,577 and $27,745,184, respectively. These supplier prepayments are made for goods before we actually receive them. As of June 30, 2020, we made deposits of $7.96 million with suppliers who manufacture physiotherapeutic jade mats in China.

For a new product, the normal lead time from new product R&D, prototype, and mass production to delivery of goods from our suppliers to us is approximately six to nine months after we make advance payments to our suppliers. For other products, the typical time is five months after our advance payment. Due to the COVID-19 pandemic, freight transportation of products from our international suppliers has been delayed or suspended during the outbreak. As such, no reserve on supplier prepayments had been made or recorded by us. We will consider the need for a reserve when and if a supplier fails to fulfill our orders within the time frame as stipulated in the purchase contracts. As of June 30, 2020, and December 31, 2019, no reserve on supplier prepayments had been made or recorded by us.

As of August 7, 2020, 77% of our advances to suppliers outstanding at June 30, 2020 had been delivered to us in the form of purchases of physiotherapeutic jade mats.

Lines of Credit

On September 19, 2017, Diamond Bar extended the line of credit up to a maximum of $8,000,000 to mature on June 1, 2019. The annual interest rate was 5.50% as of December 31, 2019. The line of credit was secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. We paid off our lines of credit upon expiration on June 30, 2019. As of June 30, 2020 and December 31, 2019, Diamond Bar had $0 outstanding on the line of credit, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded interest expense of $0 and $35,444, respectively; and $0 for the three months ended June 30, 2020 and 2019.

As of June 30, 2020, and December 31, 2019, we do not have any credit facilities.

Shelf Registration

On July 13, 2017, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000.  The shelf registration statement was declared effective as of October 12, 2017.

Other Long-Term Liabilities

As of June 30, 2020, we recorded long-term taxes payable of $1.64 million, consisting of an income tax payable of $1.64 million, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on our post-1986 foreign unremitted earnings, and a $0.01 million unrecognized tax benefit, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2020. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On December 28, 2018, a federal putative class action complaint was filed by George Barney against the Company and its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) in the United States District Court for the Central District of California, claiming the Company violated federal securities laws and pursuing remedies under Sections 10(b) and 20(a) of the Security Exchange Act of 1934 and Rule 10b-5 (the “Barney Action”). Richard Deutner and ITENT EDV were subsequently substituted as plaintiffs and, on June 18, 2019, they filed an Amended Complaint. In the Amended Complaint, plaintiffs seek to recover compensatory damages caused by the Company’s alleged violations of federal securities laws during the period from December 3, 2015 through December 20, 2018. Plaintiffs claim that the Company: (1) overstated its purported strategic alliance with a customer in China to operate as lead designer and manufacturer for all furnishings in such customer’s planned $460 million senior care center in China; (2) the Company inflated its reported sales in 2016 and 2017 with the Company’s two major customers; and (3) as a result, the Company’s public statements were materially false and misleading at all relevant times. In support of these claims, plaintiffs rely primarily upon the aforementioned Seeking Alpha blog in which it was claimed that an investigation of the Company failed to confirm the existence of several entities identified as significant customers, Plaintiffs purported to verify some of the information alleged in the Seeking Alpha blog. By Order entered December 2, 2019, the Court denied defendant’s Motion to Dismiss the Amended Complaint. Defendants have accordingly filed an Answer to the Amended Complaint denying its material allegations. The Court also entered a scheduling order setting a final pretrial conference for July 20, 2020, which was since been continued to October 19, 2020.

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

NOVA LIFESTYLE, INC.
(Registrant)
Date: August 14, 2020	By:	/s/ Thanh H. Lam
Thanh H. Lam Chairperson and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2020		/s/ Jeffery Chuang
Jeffery Chuang Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)