Form 10-Q
period 2020-09-30
Nova Lifestyle, Inc.
filed 2020-11-20
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 011-36259

NOVA LIFESTYLE, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6565 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,556,554 shares of common stock outstanding as of November 19, 2020.

Nova LifeStyle, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019

	September 30, 2020	December 31, 2019

Assets

Current Assets
Cash and cash equivalents	$9,350,615	$7,423,198
Accounts receivable, net	630,759	390,241
Advance to suppliers	237,361	27,745,184
Inventories	48,458,672	29,724,665
Prepaid expenses and other receivables	389,539	173,607
Current assets of discontinued operations	-	3,041,976

Total Current Assets	59,066,946	68,498,871

Noncurrent Assets
Plant, property and equipment, net	459,362	136,512
Operating lease right-of-use assets, net	2,521,209	2,658,344
Lease deposit	72,769	43,260
Goodwill	218,606	218,606
Deferred tax assets	117,952	-

Total Noncurrent Assets	3,389,898	3,056,722

Total Assets	$62,456,844	$71,555,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

AS OF SEPTEMBER 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019

	September 30, 2020	December 31, 2019

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$597,593	$417,918
Operating lease liability, current	665,440	481,068
Advance from customers	53,902	26,450
Accrued liabilities and other payables	360,307	301,764
Other loans	316,096	-
Income tax payable	186,960	22,055
Current liabilities of discontinued operations	-	215,445

Total Current Liabilities	2,180,298	1,464,700

Noncurrent Liabilities
Other loans	150,000	-
Operating lease liability, non-current	1,905,562	2,211,061
Income tax payable	1,642,176	1,833,286

Total Noncurrent Liabilities	3,697,738	4,044,347

Total Liabilities	5,878,036	5,509,047

Contingencies and Commitments

Stockholders' Equity
Common stock, $0.001 par value; 15,000,000 shares authorized, 5,762,604 and 5,741,604 shares issued and outstanding; as of September 30, 2020 and December 31, 2019, respectively	5,762	5,741
Additional paid-in capital	40,367,285	40,221,062
Statutory reserves	6,241	6,241
Accumulated other comprehensive income	417,774	-
Treasury stock, at cost, 172,870 shares as of September 30, 2020 and December 31, 2019	(616,193)	(616,193)
Retained earnings	16,397,939	26,429,695

Total Stockholders' Equity	56,578,808	66,046,546

Total Liabilities and Stockholders' Equity	$62,456,844	$71,555,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)

Net Sales	$7,813,819	$19,459,617	$3,315,673	$7,690,282

Cost of Sales	12,753,072	15,286,952	9,905,852	6,125,892

Gross (Loss) Profit	(4,939,253)	4,172,665	(6,590,179)	1,564,390

Operating Expenses
Selling expenses	1,100,679	1,192,581	523,364	380,829
General and administrative expenses	3,562,432	4,357,702	1,129,413	1,455,790

Total Operating Expenses	4,663,111	5,550,283	1,652,777	1,836,619

Loss From Operations	(9,602,364)	(1,377,618)	(8,242,956)	(272,229)

Other Income (Expenses)
Non-operating income, net	38,025	37,915	-	-
Foreign exchange transaction loss	(142,143)	(247)	(607)	(168)
Interest income (expense), net	21,618	24,820	(644)	399
Financial expense	(113,477)	(115,925)	(51,064)	(38,167)

Total Other Expenses, Net	(195,977)	(53,437)	(52,315)	(37,936)

Loss Before Income Taxes and Discontinued operations	(9,798,341)	(1,431,055)	(8,295,271)	(310,165)

Income Tax Benefit (Expense)	93,116	(229,170)	118,261	11,915

Loss From Continuing Operations	(9,705,225)	(1,660,225)	(8,177,010)	(298,250)

(Loss) Income From Discontinued Operations	(326,531)	1,078,361	-	(97,898)

Net Loss	(10,031,756)	(581,864)	(8,177,010)	(396,148)

Other Comprehensive Income
Foreign currency translation	417,774	-	223,881	-

Net Loss and Comprehensive Loss	(9,613,982)	(581,864)	(7,953,129)	(396,148)

Basic and Diluted weighted average shares outstanding	5,579,088	5,716,781	5,585,734	5,677,220

(Loss) Income from continuing operations per share of common stock
Basic and diluted	$(1.74)	$(0.29)	$(1.46)	$(0.05)

(Loss) Income from discontinued operations per share of common stock
Basic and diluted	$(0.06)	$0.19	$-	$(0.02)

Net (loss) income per share of common stock
Basic and diluted	$(1.80)	$(0.10)	$(1.46)	$(0.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

Three Months Ended September 30, 2020

					Accumulated
			Additional		Other			Total
	Common stock		Paid	Treasury	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	in Capital	Stock	Income	Reserve	Earnings	Equity

Balance at beginning of period	5,756,104	$5,756	$40,322,661	$(616,193)	$193,893	$6,241	$24,574,949	$64,487,307

Stock issued to employees	1,500	1	3,194	-	-	-	-	3,195

Stock issued to consultants	5,000	5	12,745	-	-	-	-	12,750

Stock options vested to board of directors and employees	-	-	28,685	-	-	-	-	28,685

Foreign currency translation gain	-	-	-	-	223,881	-	-	223,881

Net loss	-	-	-	-	-	-	(8,177,010)	(8,177,010)

Balance at end of period	5,762,604	$5,762	$40,367,285	$(616,193)	$417,774	$6,241	$16,397,939	$56,578,808

Three Months Ended September 30, 2019

					Accumulated
			Additional		Other			Total
	Common stock		Paid	Treasury	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	in Capital	Stock	Income	Reserve	Earnings	Equity

Balance at beginning of period	5,755,167	$5,755	$40,162,403	$(110,034)	$-	$6,241	$34,844,703	$74,909,068

Stock issued to employees	1,500	2	5,773	-	-	-	-	5,775

Stock issued to consultants	16,935	17	67,483	-	-	-	-	67,500

Stock options vested to board of directors and employees	-	-	69,185	-	-	-	-	69,185

Common stock repurchased	-	-	-	(405,421)	-	-	-	(405,421)

Net loss	-	-	-	-	-	-	(396,148)	(396,148)

Balance at end of period	5,773,602	$5,774	$40,304,844	$(515,455)	$-	$6,241	$34,448,555	$74,249,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

Nine Months Ended September 30, 2020

					Accumulated
			Additional		Other			Total
	Common stock		Paid	Treasury	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	in Capital	Stock	Income	Reserve	Earnings	Equity

Balance at beginning of period	5,741,604	$5,741	$40,221,062	$(616,193)	$-	$6,241	$26,429,695	$66,046,546

Stock issued to employees	6,000	6	12,775	-	-	-	-	12,781

Stock issued to consultants	15,000	15	38,235	-	-	-	-	38,250

Stock options vested to board of directors and employees	-	-	95,213	-	-	-	-	95,213

Foreign currency translation gain	-	-	-	-	417,774	-	-	417,774

Net loss	-	-	-	-	-	-	(10,031,756)	(10,031,756)

Balance at end of period	5,762,604	$5,762	$40,367,285	$(616,193)	$417,774	$6,241	$16,397,939	$56,578,808

Nine Months Ended September 30, 2019

					Accumulated
			Additional		Other			Total
	Common stock		Paid	Treasury	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	in Capital	Stock	Income	Reserve	Earnings	Equity

Balance at beginning of period	5,713,330	$5,713	$39,864,003	$-	$-	$6,241	$35,030,419	$74,906,376

Stock issued to employees	4,500	5	17,321	-	-	-	-	17,326

Stock issued to consultants	55,772	56	212,444	-	-	-	-	212,500

Stock options vested to board of directors and employees	-	-	211,076	-	-	-	-	211,076

Common stock repurchased	-	-	-	(515,455)	-	-	-	(515,455)

Net loss	-	-	-	-	-	-	(581,864)	(581,864)

Balance at end of period	5,773,602	$5,774	$40,304,844	$(515,455)	$-	$6,241	$34,448,555	$74,249,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

	Nine Months Ended September 30,
	2020	2019

Cash Flows From Operating Activities
Net loss	$(10,031,756)	$(581,864)
Net (loss) income from discontinued operations	(326,531)	1,078,361
Net loss from continuing operations	$(9,705,225)	$(1,660,225)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	42,805	27,548
Inventories write-down	7,767,910	-
Amortization of operating lease right-of-use assets	437,461	27,529
Deferred tax benefit	(117,952)	436,449
Stock compensation expense	143,049	451,724
Changes in bad debt allowance	2,429	(214,610)
Changes in operating assets and liabilities:
Accounts receivable	(242,947)	58,906,375
Advance to suppliers	27,507,384	(26,290,956)
Inventories	(26,501,478)	(18,974,127)
Operating lease liabilities	(422,511)	-
Other current assets	(243,402)	(291,141)
Accounts payable	179,675	(3,687,892)
Advance from customers	27,452	(16,783)
Accrued liabilities and other payables	59,570	(449,219)
Taxes payable	(26,105)	(1,005,567)

Net Cash (Used in) Provided by Continuing Operations	(1,091,885)	7,259,105
Net Cash Provided by Discontinued Operations	-	455,167
Net Cash (Used in) Provided by Operating Activities	(1,091,885)	7,714,272

Cash Flows From Investing Activities
Cash received from sales of subsidiary, net of cash disposed of	1,037,800
Purchase of property and equipment	(360,084)	(25,902)

Net Cash Provided by (Used in) Continuing Operations	677,716	(25,902)
Net Cash Provided by Discontinued Operations	-	-
Net Cash Provided by (Used in) Investing Activities	677,716	(25,902)

Cash Flows From Financing Activities
Proceeds from line of credit and bank loan	-	17,512,205
Repayment to line of credit and bank loan	-	(23,760,366)
Proceeds from other loans	466,096	-
Repurchase of treasury stock	-	(515,455)

Net Cash Provided by (Used in) Continuing Operations	466,096	(6,763,616)
Net Cash Provided by Discontinued Operations	-	-
Net Cash Provided by (Used in) Financing Activities	$466,096	$(6,763,616)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

	2020	2019

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$413,290	$-

Net increase in cash and cash equivalents	465,217	924,754

Cash and cash equivalents, beginning of period	8,885,398	890,408

Cash and cash equivalents, end of period	$9,350,615	$1,815,162

Analysis of cash and cash equivalents

Included in cash and cash equivalents per consolidated balance sheets	$9,350,615	$713,138
Included in assets of discontinued operations	-	1,102,024
Cash and cash equivalents, end of period	$9,350,615	$1,815,162

Supplemental Disclosure of Cash Flow Information

Continuing operations:
Cash paid during period for:
Income tax payments	$55,000	$800,000
Interest expense	$6,188	$38,606
Non-cash financing activities:
Operating lease assets obtained in exchange for operating lease obligation	$-	$-

Discontinued operations:
Cash paid during period for:
Income tax payments	$-	$-
Interest expense	$-	$-

The accompanying notes are n integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

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

Nova Macao was organized under the laws of Macao on May 20, 2006, and is a wholly owned subsidiary of Nova Furniture.  Diamond Bar was incorporated in California on June 15, 2000.  Nova Macao is a trading company, importing, marketing and selling products designed and manufactured by third-party manufacturers for the U.S. and international markets. On October 14, 2020, the Company closed down Nova Macao due to the order of Repeal of Legal Regime of the Offshore Services by Macao Special Administrative Region which stipulated that the current offshore licenses which are not expired or revoked before 1 January 2021 shall expire from that date. Diamond Bar markets and sells products manufactured by third-party manufacturers under the Diamond Sofa brand to distributors and retailers principally in the U.S. market.  On April 24, 2013, the Company completed the acquisition of Bright Swallow, an established furniture company with a global client base.

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

On January 7, 2020, the Company transferred its entire interest in Bright Swallow to Y-Tone (Worldwide) Limited, an unrelated third party, for cash consideration of $2.50 million, pursuant to a formal agreement entered into on January 7, 2020. The Company received the payment on May 11, 2020. As of September 30, 2020, operations of Bright Swallow were reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. Accordingly, assets, liabilities, revenues, expenses and cash flows related to Bright Swallow have been reclassified in the condensed consolidated financial statements as discontinued operations for all periods presented. Additional information with respect to the sale of Bright Swallow is presented at Note 3.

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

The interim condensed consolidated financial information as of September 30, 2020 and for the nine and three month periods ended September 30, 2020 and 2019 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, previously filed with the SEC on May 12, 2020.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of September 30, 2020, its interim condensed consolidated results of operations and cash flows for the nine and three month periods ended September 30, 2020 and 2019, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Beginning in 2020, a strain of novel coronavirus (“COVID-19”) has spread globally and, at this point, the extent to which COVID-19’s adversely impact on the operations of the Company is material. The extent of the adverse impact of COVID-19 on the Company's future business and operations will depend on several factors, such as the duration, severity, and geographic spread of the pandemic, development of testing and treatments, and government stimulus measures. The Company is monitoring and assessing the evolving situation closely and evaluating its potential exposure. During the nine months ended September 30, 2020, Nova Living had not been able to operate in full capacity due to Malaysia government’s shut down orders which resulted sales lagging and slow-moving inventories.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the two-step goodwill impairment test for the Diamond Bar reporting unit.  Accordingly, as of September 30, 2020 and 2019, the Company concluded there was no impairment of goodwill of Diamond Bar.

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

Balance at January 1, 2020	$3,942
Provision for the period	2,458
Reversal – recoveries by cash	(29)
Balance at September 30, 2020	$6,371

During the nine months ended September 30, 2020 and 2019, bad debts expense (reversal) from continuing operations were $2,429 and ($214,610); and $2,458 and $5,136 for the three months ended September 30, 2020 and 2019, respectively. During the nine and three months ended September 30, 2020 and 2019, bad debt provision and write-offs from discontinued operations were $0.

Advances to Suppliers

Advances to suppliers are reported net of allowance when the Company determines that amounts outstanding are not likely to be collected in cash or utilized against purchase of inventories. Based on its historical record and in normal circumstances, the Company receives goods within 5 to 9 months from the date the advance payment is made. Due to the COVID-19 pandemic, freight transportation of products from our international suppliers has been delayed or suspended during the outbreak. As such, no reserve on supplier prepayments had been made or recorded by the Company. Any provisions for allowance for advances to suppliers, if deemed necessary, are included in general and administrative expenses in the condensed consolidated statements of comprehensive income (loss). During the nine and three months ended September 30, 2020 and 2019, no provision was made on advances to suppliers.

Inventories

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the nine and three months ended September 30, 2020, the Company wrote-down $7.77 million of slow-moving inventory. The inventory write-down is included in “Cost of Sales” from continuing operations in the consolidated statements of comprehensive income. There were no write-downs of inventories for the nine and three months ended September 30, 2019.

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

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expenses from continuing operations were $19,851 and $85,124 for the nine months ended September 30, 2020 and 2019, respectively; and $458 and $29,852 for the three months ended September 30, 2020 and 2019, respectively. During the nine and three months ended September 30, 2020 and 2019, research and development costs from discontinued operations were $0.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax benefit for the nine and three months ended September 30, 2020 are approximately $93,000 and $101,400 and are primarily related to quarter-to-date losses generated from U.S. operations. The income tax benefits for the nine and three months ended September 30, 2019 are approximately $782,000 and $12,000 and are primarily related to release of tax liability reserves from uncertain tax positions offset by valuation allowance provided against federal and CA deferred tax assets.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the quarter ended September 30, 2020, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

A reconciliation of the January 1, 2020 through September 30, 2020 amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

Gross UTB
2020

Balance – January 1, 2020	$12,547
Decrease in unrecorded tax benefits taken, related to the Company’s continuing operations	-
Foreign exchange adjustment	-
Balance – September 30, 2020	$12,547

At September 30, 2020 and December 31, 2019, the Company had cumulatively accrued approximately $1,600 and $1,278 for estimated interest and penalties related to unrecognized tax benefits, respectively, related to the Company’s continuing operations. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense (benefit), which totaled $375 and ($84,000) for the nine months ended September 30, 2020, and 2019, respectively; and $240 and ($556,000) for the three months ended September 30, 2020 and 2019, respectively, related to the Company’s continuing operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

At September 30, 2019, the Company had cumulatively accrued approximately $0 for estimated interest and penalties related to unrecognized tax benefits related to the Company’s discontinued operations. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense, which totaled $nil and ($533,000) for the nine months ended September 30, 2020, and 2019, respectively, and $nil for the three months ended September 30, 2020 and 2019, respectively, related to the Company’s discontinued operations.

As of September 30, 2020, unrecognized tax benefits were approximately $12,500. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $12,500 as of September 30, 2020. As of September 30, 2019, unrecognized tax benefits were approximately $109,000. The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate was $109,000 as of September 30, 2019.

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

The Company’s sales policy allows for product returns within the warranty period if the product is defective and the defects are the Company’s fault. As alternatives to the product return option, the customers have the option of requesting a discount from the Company for products with quality issues or of receiving replacement parts from the Company at no cost. The amount for product returns, the discount provided to the Company’s customers, and the costs for replacement parts were immaterial for the nine and three months ended September 30, 2020 and 2019.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the nine months ended September 30, 2020 and 2019, shipping and handling costs from continuing operations were $172,912 and $1,411, respectively; and $171,926 and $548 for the three months ended September 30, 2020 and 2019, respectively. During the nine and three months ended September 30, 2020 and 2019, shipping and handling costs from discontinued operations were $0.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense from continuing operations was $24,740 and $163,065 for the nine months ended September 30, 2020 and 2019, respectively; and $5,140 and $24,371 for the three months ended September 30, 2020 and 2019, respectively. During the nine and three months ended September 30, 2020 and 2019, advertising expense from discontinued operations were $0.

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

The following table presents a reconciliation of basic and diluted (loss) income per share for the nine and three months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019

Net loss from continuing operations	$(9,705,225)	$(1,660,225)	$(8,177,010)	$(298,250)
Net (loss) income from discontinued operations	(326,531)	1,078,361	-	(97,898)
Net loss	(10,031,756)	(581,864)	(8,177,010)	(396,148)

Weighted average shares outstanding – basic and diluted*	5,579,088	5,716,781	5,585,734	5,677,220

Net loss from continuing operations per share of common stock
Basic and Diluted	$(1.74)	$(0.29)	$(1.46)	$(0.05)

Net (loss) income from discontinued operations income per share of common stock
Basic and Diluted	$(0.06)	$0.19	$-	$(0.02)

Net loss per share of common stock
Basic and Diluted	$(1.80)	$(0.10)	$(1.46)	$(0.07)

*	Including 44,307 and 204,305 shares that were granted and vested but not yet issued for the nine months ended September 30, 2020 and 2019, respectively.

For the nine and three months ended September 30, 2020, 171,667 shares purchasable under warrants, 5,000 shares of unvested restricted stock and stock options to purchase 340,500 shares of the Company’s stock were excluded from the EPS calculation, as their effects were anti-dilutive.

For the nine and three months ended September 30, 2019, 171,667 shares purchasable under warrants, 5,000 shares of unvested restricted stock and stock options to purchase 277,000 shares of the Company’s stock were anti-dilutive and were excluded from EPS calculation.

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

No customer accounted for 10% of the Company’s sales from our continuing operations for the nine and three months ended September 30, 2020. One customer accounted for 61% and 64% of the Company’s sales from our continuing operations for the nine and three months ended September 30, 2019, respectively. Two customers accounted for 51% and 20% of the Company’s gross accounts receivable for the nine months ended September 30, 2020. Gross accounts receivable from one customer was $6,892,589 as of September 30, 2019.

Three customers accounted for 92% (56%, 22% and 14%) of the Company’s sales from our discontinued operations for the nine months ended September 30, 2019. Two customers accounted for 86% (68% and 18% each) of the Company’s sales from our discontinued operations for the three months ended September 30, 2019. Gross accounts receivable from these customers were $1,093,354 as of September 30, 2019.

The Company purchased its products from four and three major vendors during the nine months ended September 30, 2020 and 2019, accounting for a total of 76% (25%, 19%, 16% and 16% each) and 79% (39%, 21%, and 19% each) of the Company’s purchases from continuing operations, respectively. The Company purchased its products from four and three major vendors during the three months ended September 30, 2020 and 2019, accounting for a total of 73% (21%, 21%, 18%, and 13% each) and 86% (30%, 20%, and 18% each) of the Company’s purchases from continuing operations, respectively. Advances made to these vendors were $2,291,848 and $16,780,448 as of September 30, 2020 and 2019, respectively. Accounts payable to these vendors were $0 and $2326 as of September 30, 2020 and 2019, respectively.

The Company purchased its products from one supplier for its purchases from discontinued operations. Advances made to this vendor were $583,979 as of September 30, 2019. Accounts payable to this vendor was $1,857 as of September 30, 2019.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2020	RM4.16 to 1
December 31, 2019	RM4.09 to 1

Income statement and cash flows items
For the nine months ended September 30, 2020	RM4.23 to 1

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply the elections as applicable as changes in the market occur.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares.

For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period.  The Company is currently evaluating the impact that ASU 2020-06 may have on its condensed consolidated financial statements and related disclosures.

Note 3 - Discontinued Operations

On January 7, 2020, the Company transferred its entire interest in Bright Swallow to Y-Tone (Worldwide) Limited, an unrelated third party, for cash consideration of $2.50 million, pursuant to a formal agreement entered into on January 7, 2020. The Company received the payment on May 11, 2020.

As of September 30, 2019, operations of Bright Swallow were reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. Accordingly, assets, liabilities, revenues, expenses and cash flows related to Bright Swallow have been reclassified in the condensed consolidated financial statements as discontinued operations for all periods presented.

The following table summarizes the net assets of Bright Swallow at the date of disposal (January 7, 2020):

Cash and cash equivalents	$1,462,200
Accounts receivable, net	969,841
Advance to suppliers	609,935
Accounts payable	(948)
Advance from customers	(126,916)
Accrued liabilities and other payables	(2,553)
Income tax payable	(85,028)

Net assets of Bright Swallow upon disposal	2,826,531
Cash received as of September 30, 2020	(2,500,000)
Loss on disposal of subsidiary	$(326,531)

The following table presents the components of discontinued operations in relation to Bright Swallow reported in the condensed consolidated statements of operations:

	For the nine months ended		For the three months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Sales	$-	$5,118,229	$-	$1,632,554
Cost of sales	-	(4,742,345)	-	(1,627,566)
Operating expenses	-	(308,165)	-	(102,264)
Other expense, net	-	(890)	-	(622)
Loss on disposal of subsidiary	(326,531)	-	-	-
(Loss) Income before income taxes	(326,531)	66,829	-	(97,898)
Income tax benefit	-	1,011,532	-	-
(Loss) income from discontinued operations	$(326,531)	$1,078,361	$-	$(97,898)

Note 4 - Inventories

The inventories as of September 30, 2020 and December 31, 2019 totaled $48,458,672 and $29,724,665, respectively, and were all finished goods.

During the three months ended September 30, 2020 and 2019, write-downs of obsolete inventories to lower of cost or net realizable value of $7,767,910 and $0, respectively, were charged to cost of sales.

During the nine months ended September 30, 2020 and 2019, write-downs of obsolete inventories to lower of cost or net realizable value of $7,767,910 and $0, respectively, were charged to cost of sales.

Note 5 - Plant, Property and Equipment, Net

As of September 30, 2020, and December 31, 2019, plant, property and equipment consisted of the following:

	September 30, 2020	December 31, 2019

Computer and office equipment	$393,400	$346,141
Decoration and renovation	437,498	118,858
Less: accumulated depreciation	(371,536)	(328,487)
	$459,362	$136,512

Depreciation expense from continuing operations was $42,805 and $27,548 for the nine months ended September 30, 2020 and 2019, respectively; and $14,791 and $9,038 for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense from discontinued operations was $0 for the nine and three months ended September 30, 2020 and 2019.

Note 6 - Advances to Suppliers

The Company makes advances to certain vendors for inventory purchases. The advances on inventory purchases were $237,361 and $27,745,184 as of September 30, 2020 and December 31, 2019, respectively. No impairment charges were made on advances to suppliers for the nine and three months ended September 30, 2020 and 2019.

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

Intangible assets consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Customer relationship	$50,000	$50,000
Trademarks	200,000	200,000
Less: accumulated amortization	(250,000)	(250,000)
	$-	$-

Amortization of intangible assets from continuing operations was $0 for the nine and three months ended September 30, 2020 and 2019. Amortization of intangible assets from discontinued operations was $0 and $305,028 for the nine months ended September 30, 2020 and 2019, respectively; and $0 and $101,676 for the three months ended September 30, 2020 and 2019, respectively.

Note 8 - Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Prepaid expenses	$309,654	$148,750
Other receivables	79,885	24,857
	$389,539	$173,607

As of September 30, 2020, and December 31, 2019, prepaid expenses and other receivables mainly represented prepaid insurance, credit card payments and a Paypal account balance.

Note 9 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Other payables	$7,929	$33,115
Salary payable	16,578	16,419
Financed insurance premiums	207,756	102,354
Accrued rents	17,864	17,733
Accrued commission	98,800	53,850
Accrued expenses, others	11,380	78,293
	$360,307	$301,764

As of September 30, 2020, and December 31, 2019, other accrued expenses mainly included legal and professional fees, utilities and unpaid operating expenses incurred in Malaysia. Other payables represented other tax payable and rebate.

Note 10 - Lines of Credit

On September 19, 2017, Diamond Bar extended the line of credit up to a maximum of $8,000,000 to mature on June 1, 2019. The annual interest rate was 5.50% as of December 31, 2019. The line of credit was secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. We paid off our lines of credit upon expiration on June 30, 2019. As of September 30, 2020, and December 31, 2019, Diamond Bar had $0 outstanding on the line of credit.  During the nine months ended September 30, 2020 and 2019, the Company recorded interest expense of $0 and $35,444, respectively; and $0 for the three months ended September 30, 2020 and 2019.

As of September 30, 2020, and December 31, 2019, we do not have any credit facilities.

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

Note 12 - Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president who is currently also the Chief Executive Officer and Chairman of the Board. The lease is to be renewed and has been renewed each year since 2011. On April 1, 2020, the Company renewed the lease for an additional one year term. The lease was for the amount of $34,561, with a term of one year. During the nine months ended September 30, 2020 and 2019, the Company paid rental amounts of $17,281 that are included in selling expenses; and $0 for the three months ended September 30, 2020 and 2019, respectively.

On January 4, 2018, the Company entered into a sales representative agreement with a consulting firm, which is owned by the Chief Executive Officer and Chairman of the Board, for sales representative service for a term of two years. On January 4, 2020, the Company renewed the agreement for an additional two years. The Company agreed to compensate the sales representative via commission at predetermined rates of the relevant sales amount. During the nine months ended September 30, 2020 and 2019, the Company recorded $155,905 and $97,223 as commission expense to this sales representative consulting firm, respectively; and $90,402 and $29,112 for the three months ended September 30, 2020 and 2019, respectively.

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

On June 4, 2019, the Board of Directors of the Company adopted a 10b-18 share repurchase program to repurchase up to $2 million of its common stock. The share repurchase authorization permits shares to be repurchased from time to time at the discretion of the Company’s management, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The program is effective as of June 5, 2019 and will expire on June 4, 2020. During the nine and three months ended September 30, 2020, the Company did not repurchase its common stock. During the nine and three months ended September 30, 2019, the Company repurchased 135,545 and 106,407 shares of its common stock, respectively. On December 11, 2019, the Company closed out this repurchase program. As of December 31, 2019, the Company repurchased a total of 172,740 shares of its common stock.

Warrants

The following is a summary of the warrant activity for the nine months ended September 30, 2020:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2020	171,667	$13.55	0.92
Exercisable at January 1, 2020	171,667	$13.55	0.92
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at September 30, 2020	171,667	$13.55	0.17
Exercisable at September 30, 2020	171,667	$13.55	0.17

Shares Issued to Consultants

On June 30, 2017, the Company entered into a consulting agreement with a consultant for business advisory service for a term of 12 months. The Company agreed to compensate the consultant a one-time amount of $10,000 worth of shares of the Company’s common stock based on the price per share on June 30, 2017. The Company also granted the consultant $10,000 worth of shares of the Company’s common stock per month starting from July 1, 2017 for a period of 12 months. The shares were issued pursuant to Nova LifeStyle, Inc.’s 2014 Omnibus Long-Term Incentive Plan (the “Plan”) approved by the Board of Directors (“Board”) of the Company on May 13, 2014 and ratified at the annual shareholder meeting on June 30, 2014. The Plan was registered under Form S-8 on July 30, 2014. On June 12, 2018, the Company renewed the agreement with the consultant for an additional year and agreed to compensate the consultant $10,000 worth of shares of the Company’s common stock per month starting from July 1, 2018 for a period of 12 months. The shares were issued pursuant to the Plan. On January 31, 2019, the Company terminated the agreement. During the nine and three months ended September 30, 2019, the Company recorded $10,000 and $0 as consulting expense, respectively.

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

On November 16, 2019, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2019 for a one year term. The Company agreed to grant the consultant 20,000 shares of the Company’s common stock. Twenty-five percent (25%) of those shares vested on February 15, 2020, 25% vested on May 15, 2020; 25% vested on August 15, 2020 and the remaining 25% will vest on November 15, 2020. The fair value of 20,000 shares was $51,000 which was calculated based on the stock price of $2.55 per share on November 18, 2019 and will be amortized over the service term. The shares would be issued pursuant to the Plan. During the nine and three months ended September 30, 2020, the Company amortized $38,250 and $12,750 as consulting expenses, respectively.

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

On November 4, 2019, the Company entered into stock option agreements under the 2014 Omnibus Long-Term Incentive Plan with the three independent members of the board of directors. The Company agreed to grant the Company’s three independent directors options to purchase an aggregate of 60,000 shares of the Company’s common stock at an exercise price of $2.80 per share, with a term of 5 years. Twenty-five percent (25%) of those stock options vested on November 30, 2019, 25% vested on February 28, 2020, 25% on May 31, 2020, and the remaining 25% vested on August 31, 2020. The fair value of the stock options granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”) as described above. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 87%, risk free interest rate of 1.60%, and dividend yield of 0%. The fair value of 60,000 stock options was $114,740 at the grant date. During the nine and three months ended September 30, 2020, the Company recorded $86,055 and $28,685 as directors’ stock compensation expenses, respectively.

Shares Issued to Employees and Service Providers

On February 27, 2018, the Company renewed an employment agreement with the Company’s Corporate Secretary for a term of one year. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $68,100, which was calculated based on the stock price of $11.35 per share on February 27, 2018, the date the awards were determined by the Compensation Committee of the Board. 25% of those shares vested on February 27, 2018, 25% on March 31, 2018, 25% on June 30, 2018 and the remaining 25% vested on September 30, 2018. During the nine and three months ended September 30, 2019, the Company amortized $10,821 and $0 as stock compensation, respectively.

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

On December 14, 2019, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $12,780, which was calculated based on the stock price of $2.13 per share on January 31, 2020, the date the awards were determined by the Compensation Committee of the Board. Twenty-five percent (25%) of those shares vested on January 31, 2020, 25% on March 31, 2020, 25% on June 30, 2020 and the remaining 25% vested on September 30, 2020. During the nine and three months ended September 30, 2020, the Company amortized $9,585 and $3,195 as stock compensation, respectively.

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

The fair value of the option granted to the CFO in 2018 is recognized as compensation expense over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 84%, risk free interest rate of 2.72%, and dividend yield of 0%. The fair value of 7,000 stock options was $43,680 at the grant date. During nine and three months ended September 30, 2019, the Company recorded $21,840 and $0 as stock compensation, respectively.

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

The fair value of the option granted to the CFO in 2019 is recognized as compensation expense over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 87%, risk free interest rate of 1.49%, and dividend yield of 0%. The fair value of 7,000 stock options was $18,318 at the grant date. During the nine months ended September 30, 2020 and 2019, the Company recorded $9,159 as stock compensation; $0 and $9,159 for the three months ended September 30, 2020 and 2019 as stock compensation, respectively.

As of September 30, 2020, unrecognized share-based compensation expense was $7,837.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2020	340,500	$5.97	$-	3.33
Exercisable at January 1, 2020	292,000	6.48	$-	3.08

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2020	340,500	$5.97	$-	2.58
Exercisable at September 30, 2020	340,500	$5.97	$-	2.58

(1)

The intrinsic value of the stock options at September 30, 2020 is the amount by which the market value of the Company’s common stock of $1.65 as of September 30, 2020 exceeds the exercise price of the option.

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

Surplus Reserve Fund

At September 30, 2020 and December 31, 2019, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital.

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

Note 14 - Geographical Sales

Geographical distribution of sales consisted of the following for the nine and three months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019

Geographical Areas
North America	$7,365,659	$7,663,102	$3,099,042	$2,728,228
China	-	11,792,589	-	4,958,128
Asia*	422,336	-	213,954	-
Hong Kong	-	-	-	-
Other countries	25,824	3,926	2,677	3,926
	$7,813,819	$19,459,617	$3,315,673	$7,690,282

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

On July 15, 2019, Nova Malaysia entered into a sublease agreement for warehouse space with a two year term, expiring on July 14, 2021. The monthly rental payment is 20,000 Malaysia Ringgit ($4,724).

On October 29, 2019, Nova Malaysia entered into a lease agreement for office space with a two year term, commencing on December 1, 2019 and expiring on November 30, 2021. The monthly rental payment is 9,280 Malaysia Ringgit ($2,192).

On August 20, 2020, Nova Malaysia entered into a sublease agreement for an office and service center with a two year term, commencing on September 1, 2020 and expiring on August 31, 2022. The monthly rental payment is $30,000 Malaysia Ringgit ($7,086).

The operating lease expense for the nine and three months ended September 30, 2020 and 2019 were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2020	2019	2020	2019

Operating lease cost	$384,108	$465,735	$107,745	$155,245

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2020:

Operating Leases
12 months ending September 30,
2021	$774,993
2022	720,725
2023	656,010
2024	675,690
Thereafter	-
Total undiscounted cash flows	2,827,418
Less: imputed interest	(256,416)
Present value of lease liabilities	2,571,002

Lease Term and Discount Rate

September 30, 2020
Weighted-average remaining lease term - years
Operating leases - USA	4.09
Operating leases - Malaysia	1.56

Weighted-average discount rate (%)
Operating leases - USA	5.00%
Operating leases - Malaysia	3.07%

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

In the Amended Complaint, plaintiffs seek to recover compensatory damages caused by the Company’s alleged violations of federal securities laws from December 3, 2015 through December 20, 2018.  Plaintiffs claim that the Company: (1) overstated its purported strategic alliance with a customer in China to operate as lead designer and manufacturer for all furnishings in such customer’s planned $460 million senior care center in China; (2) the Company inflated its reported sales in 2016 and 2017 with the Company’s two major customers; and (3) as a result, the Company’s public statements were materially false and misleading at all relevant times.  In support of these claims, plaintiffs rely primarily upon a blog appearing in Seeking Alpha on December 21, 2018 in which it was claimed that an investigation failed to confirm the existence of several entities identified as significant customers, Plaintiffs purported to verify some of the information alleged in the Seeking Alpha blog.

By Order entered December 2, 2019, the Court denied a Motion to Dismiss the Amended Complaint that Nova, Ms. Lam and Mr. Chuang filed (the “Nova Defendants”). The Nova Defendants accordingly answered the Amended Complaint. The Court entered a scheduling order setting a final pretrial conference for July 20, 2020 that it without request from the parties continued to October 19, 2020.

Plaintiffs waited until recently to pursue discovery and have yet to file a Motion for Class Certification.  On August 7, 2020, the Nova Defendants filed a Motion for Interim Discovery Conference to address the pace and scope of discovery.  By Order entered October 1, 2020 the Court denied the Motion for a Status Conference and continued the Final Pretrial Conference until April 19, 2021.

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

On March 8, 2019, in the United States District Court for the Central District of California, Jie Yuan (the “Jie Action”) filed a putative shareholder derivative lawsuit purportedly on behalf of the Company against its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) and directors (Charlie Huy La, Bin Liu, Umesh Patel, and Min Su) and vice president (Steven Qiang Liu) (collectively, the “Defendants”) seeking to recover any losses the Company sustains as a result of alleged securities violations outlined in the Seeking Alpha blog and Barney securities class action complaint. Specifically, the derivative lawsuit alleges that the Defendants caused the Company to make the alleged false and/or misleading statements giving rise to the putative securities class action.  The Plaintiff also alleges that President and CEO Lam engaged in self-dealing by leasing her property to Diamond Bar, a Company subsidiary, and asserts, in conclusory fashion, that Lam, former CEO and director Ya Ming Wong, former CFO and director Yuen Ching Ho, and director Umesh Patel sold securities during the period of time when the alleged false and/or misleading statements were made “with knowledge of material non-public information . . . .”

On May 15, 2019, Wilson Samuels (the “Samuels Action”) filed a putative derivative complaint purportedly on behalf of the Company against the same current and former directors and officers named in the Jie Action other than Steven Qiang Liu. That action was filed in the United States District Court for the Central District of California. Samuels repeats the allegations of the Complaint in the Jie Action.  Additionally, Samuels claims that, in announcing its change of auditing firms in September 2016, the Company asserted that this change was made because its existing auditor ceased auditing public companies subject to regulation in the United States without disclosing that its new auditing firm was created in a merger of three accounting firms, including a firm whose registration was revoked by the Public Company Accounting Oversight Board.  Samuels also claims that the Company redeemed its stock in reliance upon the same purported fraudulent recognition of revenues claimed in the putative class action.  He purports to state direct claims under Sections 10(b) and 20 of the Exchange Act and SEC Rule 10b-5.

On March 3, 2020, defendants filed in motions to stay the derivative actions until the Barney Action is resolved or alternatively to dismiss on the grounds that plaintiffs’ failure to make demand upon the Board was not excused and the Complaints otherwise fail to state a claim upon which relief can be granted. By Order entered April 7, 2020, the Court granted defendants’ Motion to Stay and stayed the Jie Action until the Barney Action is resolved.  The Court subsequently entered a similar Order in the Samuels Action. It also took a motion the derivative plaintiffs filed to consolidate the proceedings and appoint lead counsel off calendar.

While these derivative actions are purportedly asserted on behalf of the Company, to the extent they are subsequently activated, it is possible that the Company may directly incur attorneys’ fees and is advancing the costs of defense for its current directors and officers pursuant to contractual and legal indemnity obligations. The Company believes there is no basis to the derivative complaints and they will be vigorously defended if necessary.

Other than the above, the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

Note 17 - Subsequent Events

After the close of the quarter to which these financial statements relate, the Company experienced (and continues to experience) significant adverse impacts of novel coronavirus (COVID-19) and the related public health orders. The Company’s two showrooms in Kuala Lumpur have been closed since March 18, 2020 and the management plans to reopen it on January 1, 2021. Finally, the Company expects that the impact of the COVID-19 outbreak on the United States and world economies will continue to have a material adverse impact on the demand for its products. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the business interruption and the related financial impact cannot be reasonably estimated at this time.

On October 14, 2020, the Company closed down Nova Macao due to the order of Repeal of Legal Regime of the Offshore Services by Macao Special Administrative Region which stipulated that the current offshore licenses which are not expired or revoked before 1 January 2021 shall expire from that date.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The following discussion and analysis are based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”). All references to the third quarter and first nine months of 2020 and 2019 mean the three and nine-month periods ended September 30, 2020 and 2019. In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2019 Form 10-K.

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

We are a U.S. holding company with no material assets in the U.S. other than the ownership interests of our wholly owned subsidiaries through which we market, design and sell residential furniture worldwide: Nova Furniture Macao Commercial Offshore Limited (“Nova Macao”), Bright Swallow International Group Limited (“Bright Swallow”), and Diamond Bar Outdoors, Inc. (“Diamond Bar”) Nova Macao was organized under the laws of Macao on May 20, 2006 and was closed down on October 14, 2020. Nova Macao was a wholly owned subsidiary of Nova Lifestyle. Diamond Bar is a California corporation organized on June 15, 2000, which we acquired pursuant to a stock purchase agreement on August 31, 2011. On April 24, 2013, we acquired all of the outstanding stock of Bright Swallow which we sold in January 2020. On December 7, 2017, we incorporated i Design Blockchain Technology, Inc. (“i Design”) under the laws of the State of California. The purpose of i Design is to build our own blockchain technology team. i Design is in the planning stage and has had minimal operations to date. On December 12, 2019, we became the sole shareholder of Nova Living (M) SDN. BHD. (“Nova Malaysia”), a company incorporated on July 26, 2019 under the laws of Malaysia.

Our experience developing and marketing products for international markets has enabled us to develop the scale, logistics, marketing, manufacturing efficiencies and design expertise that serve as the foundation for us to expand aggressively into the highly attractive U.S., Canadian, European, Australian, Asian and Middle Eastern markets.

Due to the recent imposition of significant trade tariffs on importation from China to the United States and the adverse effect such policies have on our operations, we are actively pursuing alternative product lines with positive growth potential. One such area pertains to the health-oriented furniture segment which continues to experience popularity, particularly in Asia. Since the second quarter of 2019, we have developed a line of high-end physiotherapeutic jade mats with China-based manufacturing partners for use in therapy clinics, hospitality, and real estate projects in Asia. We launched our first flagship showroom/retail store in Kuala Lumpur, Malaysia in late 2019, which, after a COVID-19 related closing, was reopened in May 2020. On August 28, 2020, after few months reopening, Malaysia government extended Movement Control Order to prohibit the businesses to open to public until December 31, 2020 to contain the spread of COVID-19. We expect that it will serve as one of our primary distribution channels in Malaysia. Marketing of jade mats will focus on their premium therapeutic qualities and target health conscious general consumers and professionals. We have limited experience with operations in Southeast Asia and considerable management attention and resources may be required to manage these new markets and product lines. We may be subject to additional risks including credit risk, currency exchange rate fluctuations, foreign exchange controls, import and export requirements, potentially adverse tax consequences and higher costs associated with doing business internationally.

In December 2019, a strain of novel coronavirus, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and Malaysia. The Company experienced (and continues to experience) significant adverse impacts of novel coronavirus (COVID-19) and the related public health orders. The Company’s two showrooms and warehouse in Kuala Lumpur have been closed since March 18, 2020.  The Los Angeles facility has been closed since March 16, 2020. A skeleton staff worked in that facility each day (i) to receive shipping containers of products delivered from the Company’s contract manufacturers and (ii) to ship products to customers. On May 12, 2020, the Company’s  Kuala Lumpur office and warehouse reopened for business and the Company planned to reopen two showrooms on August 31, 2020. However, on August 28, 2020, Malaysia government extended the shutdown order to all business until December 31, 2020. The Company is continuing to experience reduced demand for its products and an increased level of purchase order cancellations as a result of the COVID-19 pandemic. The third-party contract manufacturers that the Company utilizes in China were closed from the beginning of the Lunar New Year Holiday through the beginning of March 2020. Certain of the Company’s new products are being sourced from manufacturers in India and Malaysia starting in 2020. The factories in India and Malaysia  suspended their operations as a result of the Covid-19 pandemic during March through early May 2020. Currently, the factories in India have resumed their operations. However, factories in Malaysia are still closed since Malaysia government has extended the shutdown order on August 28, 2020 to prohibit the businesses to operate until December 31, 2020. Shipping of products from Asia has experienced significant delays since the onset of the pandemic and the costs of shipping from Asia have  increased since the onset; and we may experience shipping disruptions in the future.   Finally, the Company expects that the impact of the COVID-19 outbreak on the United States and world economies will continue to have a material adverse impact on the demand for its products. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the business interruption and the related financial impact cannot be reasonably estimated at this time.

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

Accounts Receivable

Our accounts receivable arises from product sales. We do not adjust receivables for the effects of a significant financing component at contract inception if we expect to collect the receivables in one year or less from the time of sale. We do not expect to collect receivables greater than one year from the time of sale. Our policy is to maintain an allowance for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  We maintained an allowance for bad debt of $6,371 and $3,942 as of September 30, 2020 and December 31, 2019, respectively. During the nine months ended September 30, 2020 and 2019, bad debts expenses (reversal) from continuing operations were $2,429 and ($214,610), respectively; and $2,458 and $5,136 for the three months ended September 30, 2020 and 2019, respectively. During the nine and three months ended September 30, 2020 and 2019, bad debt expenses from discontinued operations were $0. As of September 30, 2020, we had gross receivable of $637,130 of which no amount was over 90 days past due. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing trade accounts receivable. We determine the allowance based on historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the quarter ended September 30, 2020, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault.  As alternatives for the product return option, the customers have the option of asking us for a discount for products with quality issues, or of receiving replacement parts from us at no cost. The amount of reserves for return of products, the discount provided to the customers, and cost for the replacement parts were immaterial for the nine and three months ended September 30, 2020 and 2019.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2020	RM4.16 to 1
December 31, 2019	RM4.09 to 1

Income statement and cash flow items
For the nine months ended September 30, 2020	RM4.23 to 1

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. We continue to evaluate the impact of the guidance and may apply the elections as applicable as changes in the market occur.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares.

For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period.  The Company is currently evaluating the impact that ASU 2020-06 may have on its condensed consolidated financial statements and related disclosures.

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

The following table sets forth the results of our operations for the three months ended September 30, 2020 and 2019. Certain columns may not add due to rounding.

	Three Months Ended September 30,
	2020		2019
	$	% of Sales	$	% of Sales
Net sales	$3,315,673		$7,690,282
Cost of sales	(9,905,852)	(299%)	(6,125,892)	(80%)
Gross (loss) profit	(6,590,179)	(199%)	1,564,390	20%
Operating expenses	(1,652,777)	(50%)	(1,836,619)	(24%)
Loss from operations	(8,242,956)	(249%)	(272,229)	(4%)
Other income (expenses), net	(52,315)	(2%)	(37,936)	(0%)
Income tax benefit	118,261	4%	11,915	0%
Loss from continuing operations	(8,177,010)	(247%)	(298,250)	(4%)
Loss from discontinued operations	-	-%	(97,898)	(1%)
Net loss	(8,177,010)	(247%)	(396,148)	(5%)

Net Sales

Net sales from continuing operations for the three months ended September 30, 2020 were $3.32 million, a decrease of 57% from $7.69 million in the same period of 2019. This decrease in net sales resulted primarily from a 4.17% decrease in sales volume, simultaneously with a 54.43% decrease in average selling price. Our largest selling product categories in the three months ended September 30, 2020 were sofas, beds and coffee table, which accounted for approximately 50%, 13% and 9% of sales from our continuing operations, respectively. In the three months ended September 30, 2019, the largest three selling categories were sofas, beds and coffee tables, which accounted for approximately 69%, 10% and 3% of sales from our continuing operations, respectively.

Our revenue has been adversely impacted by three factors: (a) the Covid-19 pandemic and its impact on worldwide demand, (b) our decision to move away from low margin products and to eliminate customers generating low margin sales and customers that have slow payment histories, and (c) the increased trade tariffs imposed by the United States on products manufactured in China. The trade tariffs imposed by the United States would have effectively reduced or eliminated our gross margin on our low cost, low margin products, which in part drove our decision to move away from those products. The resulting shift from those low cost, low margin products caused certain of our distributors that historically had represented a significant portion of our revenue to move their business to other providers. The $4.37 million decrease in net sales from continuing operations in the three months ended September 30, 2020, compared to the same period of 2019, was mainly due to decreased sales to China and other countries. Sales to China, decreased 100% to $0 in the three months ended September 30, 2020, as compared to $4.96 million in the same period of 2019, primarily due to no and less sales orders from our customers in China. Sales to other countries decreased to $2,677 in the three months ended September 30, 2020, compared to $3,926 in the same period of 2019. The decrease in our revenue was partially offset by the increase sales in North America and Asia. Sales to North America were $3.10 million in the three months ended September 30, 2020, an increase of 13.6% from $2.73 million in 2019. We changed our sales strategy to seek sales of products of higher margins and shorter collection time on the customers’ accounts receivable. Sales to Asia increased to $0.21 million in the three months ended September 30, 2020, compared to $0 in the same period of 2019, primarily due to sales orders received from new customers for jade mats in Malaysia.

Cost of Sales

Cost of sales from continuing operations consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales from continuing operations increased by 62% to $9.91 million in the three months ended September 30, 2020, compared to $6.13 million in the same period of 2019. Cost of sales as a percentage of sales increased to 299% in the three months ended September 30, 2020, compared to 80% in 2019. The increase of cost of sales in dollar term, and cost of sales as a percentage of sales, is a result of two related factors: (a) our write down of $7.77 million of our slow-moving inventory, primarily Jade mats in Malaysia, to the lower of cost and net realizable value in the third quarter of 2020; (b) a change in the mix of our products sold as a result of our suspension of operations in Malaysia. Due to Malaysia government’s shut down orders caused by prolonged covid-19 pandemic, our Malaysian operations have been curtailed.

Gross (Loss) Profit

Gross profit from continuing operations decreased by 521% to loss of $6.59 million in the three months ended September 30, 2020, compared to gross profit of $1.56 million in 2019. Our gross profit margin decreased to negative 199% in the three months ended September 30, 2020, compared to a positive gross profit margin of 20% in the same period of 2019. The decrease in gross profit margin is a result of our write down of $7.77 million of our slow-moving inventory, primarily Jade mats in Malaysia, in the third quarter of 2020.

Operating Expenses

Operating expenses from continuing operations consisted of selling, general and administrative expenses. Operating expenses were $1.65 million in the three months ended September 30, 2020, compared to $1.84 million in the same period of 2019. Selling expenses increased by 37%, or $0.14 million, to $0.52 million in the three months ended September 30, 2020, from $0.38 million in the same period of 2019, primarily due to increased shipping and handling costs. On the other hand, general and administrative expenses decreased by 22%, or $0.33 million, to $1.13 million in the three months ended September 30, 2020, from $1.46 million in the same period of 2019, primarily due to a decrease in legal and professional expenses of $0.14 million. In response to COVID, our U.S. landlord offered a temporary reduction of $25,000 a month for our monthly rental from April 2020.

Other Expenses, Net

Other expenses, net, from continuing operations was $52,315 in the three months ended September 30, 2020, compared with other expenses, net, of $37,936 in the same period of 2019, representing an increase in other expenses of $14,379. The increase in other expenses were due primarily to increase in financial expenses of $12,897 to $51,064 for the three months ended September 30, 2020, from $38,167 in the same period of 2019.

Income Tax Benefit

Income tax benefit from continuing operations was $118,261 in the three months ended September 30, 2020, compared with $11,915 of income tax benefit in the same period of 2019. The income tax benefit was primarily related to deferred tax on net loss for the three months ended September 30, 2020 and 2019.

Loss from Continuing Operations

As a result of the foregoing, our loss from continuing operations was $8.18 million in the three months ended September 30, 2020, compared with $0.30 million of loss for the same period of 2019.

Loss from Discontinued Operations

On January 7, 2020, we transferred our entire interest in Bright Swallow to Y-Tone (Worldwide) Limited, an unrelated third party, for cash consideration of $2.50 million, pursuant to a formal agreement entered into on January 7, 2020. We received the payment on May 11, 2020. Operations of Bright Swallow were reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. We had no income from discontinued operations in the three months ended September 30, 2020, and loss from discontinued operations of $97,898 in the same period of 2019.

Net Loss

As a result of the foregoing, our net loss was $8.18 million in the three months ended September 30, 2020, compared with $0.40 million of net loss for the same period of 2019.

Comparison of Nine Months Ended September 30, 2020 and 2019

The following table sets forth the results of our operations for the nine months ended September 30, 2020 and 2019. Certain columns may not add due to rounding.

	Nine Months Ended September 30,
	2020		2019
	$	% of Sales	$	% of Sales
Net sales	$7,813,819		$19,459,617
Cost of sales	(12,753,072)	(163%)	(15,286,952)	(79%)
Gross (loss) profit	(4,939,253)	(63%)	4,172,665	21%
Operating expenses	(4,663,111)	(60%)	(5,550,283)	(29%)
Loss from operations	(9,602,364)	(123%)	(1,377,618)	(7%)
Other expenses, net	(195,977)	(2%)	(53,437)	(0%)
Income tax benefit (expense)	93,116	1%	(229,170)	(1%)
Loss from continuing operations	(9,705,225)	(124%)	(1,660,225)	(9%)
(Loss) Income from discontinued operations	(326,531)	(4%)	1,078,361	6%
Net loss	(10,031,756)	(128%)	(581,864)	(3%)

Net Sales

Net sales from continuing operations for the nine months ended September 30, 2020 were $7.81 million, a decrease of 60% from $19.46 million in the same period of 2019. This decrease in net sales resulted primarily from a 40.44% decrease in sales volume, simultaneously with a 32.58% decrease in average selling price. Our largest selling product categories in the nine months ended September 30, 2020 were sofas, beds and coffee tables, which accounted for approximately 51%, 13% and 8% of sales from our continuing operations, respectively. In the nine months ended September 30, 2019, the largest three selling categories were sofas, cabinets and beds, which accounted for approximately 51%, 15% and 9% of sales from our continuing operations, respectively.

Our revenue has been adversely impacted by three factors: (a) the Covid-19 pandemic and its impact on worldwide demand, (b) our decision to move away from low margin products and to eliminate customers generating low margin sales and customers that have slow payment histories, and (c) the increased trade tariffs imposed by the United States on products manufactured in China. The trade tariffs imposed by the United States would have effectively reduced or eliminated our gross margin on our low cost, low margin products, which in part drove our decision to move away from those products. The resulting shift from those low cost, low margin products caused certain of our distributors that historically had represented a significant portion of our revenue to move their business to other providers. The $11.65 million decrease in net sales from continuing operations in the nine months ended September 30, 2020, compared to the same period of 2019, was mainly due to decreased sales to China and North America. Sales to China, decreased 100% to $0 in the nine months ended September 30, 2020, as compared to $11.79 million in the same period of 2019. We no longer received sales orders from our customers in China in 2020. Sales to North America were $7.37 million in the nine months ended September 30, 2020, a decrease of 3.9% from $7.66 million in 2019. The decrease in our revenue was partially offset by the increase sales in other countries and Asia. Sales to other countries were $25,825 in the nine months ended September 30, 2020, compared to $3,926 in the same period of 2019. The increased sales in other countries were primarily due to more sales orders from our customers. We changed our sales strategy to seek sales of products of higher margins and shorter collection time on the customers’ accounts receivable. Sales to Asia increased to $0.42 million in the nine months ended September 30, 2020, compared to $0 in the same period of 2019, primarily due to sales orders received from new customers for jade mats in Malaysia.

Cost of Sales

Cost of sales from continuing operations consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales from continuing operations decreased by 17% to $12.75 million in the nine months ended September 30, 2020, compared to $15.29 million in the same period of 2019. Cost of sales as a percentage of sales increased to 163% in the nine months ended September 30, 2020, compared to 79% in 2019. The decrease of cost of sales in dollar term resulted primarily from decreased sales for the nine months ended September 30, 2019. The increase in cost of sales as a percentage of sales is a result of two related factors: (a) our write down of $7.77 million of our slow-moving inventory, primarily Jade mats in Malaysia, to the lower of cost and net realizable value in the third quarter of 2020; (b) a change in the mix of our products sold as a result of our suspension of operations in Malaysia. Due to Malaysia government’s shut down orders caused by prolonged covid-19 pandemic, our Malaysian operations have been curtailed.

Gross (Loss) Profit

Gross profit from continuing operations decreased by 218% to loss of $4.94 million in the nine months ended September 30, 2020, compared to gross profit of $4.17 million in 2019. Our gross profit margin decreased to a negative 63% in the nine months ended September 30, 2020, compared to a positive gross profit margin of 21% in the same period of 2019. The decrease in gross profit margin is a result that we wrote off $7.77 million of our slow-moving inventory, primarily Jade mats in Malaysia, in the third quarter of 2020.

Operating Expenses

Operating expenses from continuing operations consisted of selling, general and administrative expenses. Operating expenses were $4.66 million in the nine months ended September 30, 2020, compared to $5.55 million in the same period of 2019. Selling expenses decreased by 8%, or $0.09 million, to $1.10 million in the nine months ended September 30, 2020, from $1.19 million in the same period of 2019, primarily due to decreased advertising, promotion and show expenses. General and administrative expenses decreased by 18%, or $0.80 million, to $3.56 million in the nine months ended September 30, 2020, from $4.36 million in the same period of 2019, primarily due to a decrease of $0.39 million in entertainment and travel expenses, a decrease of $0.29 million in professional fees and a decrease of $0.15 million in consulting expenses, partially offset by an increase in bad debt reversal of $0.22 million.

Other Expenses, Net

Other expenses, net, from continuing operations was $0.20 million in the nine months ended September 30, 2020, compared with other expenses, net, of $53,437 in the same period of 2019, representing an increase in other expenses of $0.14 million. The increase in other expenses was due primarily to the increase of foreign exchange loss to $0.14 million for the nine months ended September 30, 2020 from foreign exchange loss of $247 in the same period of 2019. The loss in 2020 was mainly a result of the depreciation of Malaysian Ringgit against U.S. dollars on the Company's assets in Malaysia. Also, there was a decrease in interest income of $3,202 to $21,618, from interest income of $24,820 in the same period of 2019.

Income Tax Expense

Income tax benefit from continuing operations was $93,116 in the nine months ended September 30, 2020, compared with $0.23 million of income tax expenses in the same period of 2019. The income tax benefit for the nine months ended September 30, 2020 was primarily related to net loss for the three months ended September 30, 2020. The income tax expense for the nine months ended September 30, 2019 was mainly due to full valuation allowance against deferred tax assets in 2019.

Loss from Continuing Operations

As a result of the foregoing, our loss from continuing operations was $9.71 million in the nine months ended September 30, 2020, compared with $1.66 million of loss for the same period of 2019.

(Loss) Income from Discontinued Operations

On January 7, 2020, we transferred our entire interest in Bright Swallow to Y-Tone (Worldwide) Limited, an unrelated third party, for cash consideration of $2.50 million, pursuant to a formal agreement entered into on January 7, 2020. We received the payment on May 11, 2020. Operations of Bright Swallow were reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. We had loss from discontinued operations of $0.33 million in the nine months ended September 30, 2020, and income from discontinued operations of $1.08 million in the same period of 2019.

Net Loss

As a result of the foregoing, our net loss was $10.03 million in the nine months ended September 30, 2020, compared with $0.58 million of net loss for the same period of 2019.

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

We rely primarily on internally generated cash flow and available working capital to support growth.  We may seek additional financing in the form of bank loans or other credit facilities or funds raised through future offerings of our equity or debt, if and when we determine such offerings are required.  As of September 30, 2020, we do not have any credit facilities. We believe that our current cash and cash equivalents and anticipated cash receipts from sales of products will be sufficient to meet our anticipated working capital requirements and capital expenditures for the next 12 months.

We had net working capital of $56,886,648 at September 30, 2020, a decrease of $10,147,523 from net working capital of $67,034,171 at December 31, 2019. The ratio of current assets to current liabilities was 27.09-to-1 at September 30, 2020.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2020 and 2019:

	2020	2019
Cash provided by (used in):
Operating activities	$(1,091,885)	$7,714,272
Investing activities	677,717	(25,902)
Financing activities	466,096	(6,763,616)

Net cash used in operating activities was $1.09 million in the nine months ended September 30, 2020, a decrease of cash inflow of $8.80 million from $7.71 million of cash provided by operating activities in the same period of 2019. The decrease of cash inflow was attributable primarily to a decreased cash inflow of $59.15 million from accounts receivable to $0.24 million cash outflow in the nine months ended September 30, 2020, compared to $58.91 million cash inflow in the same period of 2019, such decrease being primarily due to our reduced sales in the nine months ended September 30, 2020 and significant accounts receivable collected from our customers in the nine months ended September 30, 2019. In past years, we had allowed our key customers to take longer than the granted credit periods to settle their purchases, in order to boost sales. Starting from the second half of 2018, we had been monitoring them closely for payment but our accounts receivable still reached a record high of $66.59 million as of December 31, 2018, and this negatively impacted our cash flow from operating activities. In 2019, the industry environment worsened as a result of the imposition by the U.S. of tariffs on products manufactured in China. We determined not to accept new sales orders from those key customers until they settled all overdue balances. As a result of customer payments and the significant reduction in sales, we were able to reduce our accounts receivable balance by approximately $66.42 million in the first quarter of 2019. We will continue our efforts to tighten customers’ credit terms and expect that most of our customers will pay according to the contract terms going forward.

The decrease in operating cash inflow was partially offset by the increase in cash inflow for advance to suppliers of $53.80 million to $27.51 million cash inflow in the nine months ended September 30, 2020, compared to $26.29 million cash outflow in the same period of 2019, such increase in cash inflows being mainly due to placing less amount of deposits to our suppliers in China due to receipt of fewer sales orders from customers; and the increase in cash inflow for accounts payable of $3.87 million to $0.18 million cash inflow in the nine months ended September 30, 2020, compared to $3.69 million cash outflow in the same period of 2019, such decrease in cash outflows being mainly due to fewer purchases made in the nine months ended September 30, 2020.

Due to the recent imposition of significant trade tariffs on importation from China to the United States, we are actively developing alternative markets and product lines. We have been developing relationships with potential customers in Asia who intend to purchase high-end health furniture products for use in therapy clinics, hospitality and real estate projects. We have also been networking with sales agents to develop these markets. In the second quarter of 2019, we sourced physiotherapeutic jade mats from manufacturers in China. As of September 30, 2020, purchase of these inventories totaled $55.33 million.

Net cash provided by investing activities was $0.68 million in the nine months ended September 30, 2020 related to cash of Bright Swallow disposed of $1.46 million in January 2020 while we received $2.50 million cash consideration for this sale transaction. We also incurred cash outflow of $360,084 from purchases of property and equipment in the nine months ended September 30, 2020, compared to $25,902 in the same period of 2019.

Net cash provided by financing activities was $0.47 million in the nine months ended September 30, 2020, a decrease of cash outflow of $7.23 million from cash outflow of $6.76 million in the same period of 2019. In the nine months ended September 30, 2020, we received $0.47 million from other loans (see Note 11). In the nine months ended September 30, 2019, we repaid $23.76 million in bank loans and borrowed $17.51 million in bank loans, while repurchasing common stock for $515,455.

As of September 30, 2020, we had gross accounts receivable of $637,130, of which $523,915 was not yet past due and $113,215 was less than 90 days past due. We had an allowance for bad debt of $6,371. As of November 5, 2020, $302,225 of accounts receivable outstanding as of September 30, 2020 had been collected.

All accounts receivable outstanding at December 31, 2019 had been collected during 2020.

As of September 30, 2020, and December 31, 2019, we had advances to suppliers of $237,361 and $27,745,184, respectively. These supplier prepayments are made for goods before we actually receive them.

For a new product, the normal lead time from new product R&D, prototype, and mass production to delivery of goods from our suppliers to us is approximately six to nine months after we make advance payments to our suppliers. For other products, the typical time is five months after our advance payment. Due to the COVID-19 pandemic, freight transportation of products from our international suppliers has been delayed or suspended during the outbreak. As such, no reserve on supplier prepayments had been made or recorded by us. We will consider the need for a reserve when and if a supplier fails to fulfill our orders within the time frame as stipulated in the purchase contracts. As of September 30, 2020, and December 31, 2019, no reserve on supplier prepayments had been made or recorded by us.

As of November 6, 2020, 64% of our advances to suppliers outstanding at September 30, 2020 had been delivered to us in the form of purchases of furniture.

Lines of Credit

On September 19, 2017, Diamond Bar extended the line of credit up to a maximum of $8,000,000 to mature on June 1, 2019. The annual interest rate was 5.50% as of December 31, 2019. The line of credit was secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. We paid off our lines of credit upon expiration on June 30, 2019. As of September 30, 2020, and December 31, 2019, Diamond Bar had $0 outstanding on the line of credit.  During the nine months ended September 30, 2020 and 2019, the Company recorded interest expense of $0 and $35,444, respectively; and $0 for the three months ended September 30, 2020 and 2019.

As of September 30, 2020, and December 31, 2019, we do not have any credit facilities.

Shelf Registration

On July 13, 2017, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000.  The shelf registration statement was declared effective as of October 12, 2017 and has expired on October 12, 2020. On October 8, 2020, the Company filed a new shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000.  The new shelf registration statement was declared effective on October 15, 2020.

Other Long-Term Liabilities

As of September 30, 2020, we recorded long-term taxes payable of $1.64 million, consisting of an income tax payable of $1.64 million, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on our post-1986 foreign unremitted earnings, and a $0.01 million unrecognized tax benefit, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2020. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On December 28, 2018, George Barney filed a putative class action complaint against the Company and its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) in the United States District Court for the Central District of California. Barney claimed the Company violated federal securities laws and pursuing remedies under Sections 10(b) and 20(a) of the Security Exchange Act of 1934 and Rule 10b-5 (the “Barney Action”). Richard Deutner and ITENT EDV were subsequently substituted as plaintiffs and, on June 18, 2019, they filed an Amended Complaint.

In the Amended Complaint, plaintiffs seek to recover compensatory damages caused by the Company’s alleged violations of federal securities laws during the period from December 3, 2015 through December 20, 2018. They claim that the Company: (1) overstated its purported strategic alliance with a customer in China to operate as lead designer and manufacturer for all furnishings in such customer’s planned $460 million senior care center in China; (2) the Company inflated its reported sales in 2016 and 2017 with the Company’s two major customers; and (3) as a result, the Company’s public statements were materially false and misleading at all relevant times. In support of these claims, plaintiffs rely primarily upon the aforementioned Seeking Alpha blog in which it was claimed that an investigation failed to confirm the existence of several entities identified as significant customers.

By Order entered December 2, 2019, the Court denied a Motion to Dismiss the Amended Complaint that Nova, Ms. Lam and Mr. Chuang filed (the “Nova Defendants”) The Nova Defendants accordingly answered the Amended Complaint.  The Court entered a scheduling order setting a final pretrial conference for July 20, 2020 that it without request from the parties continued to October 19, 2020.

Plaintiffs waited until recently to pursue discovery and have yet to file a Motion for Class Certification.  On August 7, 2020, the Nova Defendants filed a Motion for Interim Discovery Conference to address the pace and scope of discovery.  By Order entered October 1, 2020 the Court denied the Motion for a Status Conference and continued the Final Pretrial Conference until April 19, 2021.

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

On March 8, 2019, in the United States District Court for the Central District of California, Jie Yuan (the “Jie Action”) filed a derivative lawsuit purportedly on behalf of the Company against its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho), directors (Charlie Huy La, Bin Liu, Umesh Patel, and Min Su), and vice president (Steven Qing Liu) (collectively, the “Defendants”) seeking to recover any losses the Company sustains as a result of alleged securities violations outlined in the Seeking Alpha blog and in the Barney securities class action complaint. Specifically, the derivative lawsuit alleges that the Defendants caused the Company to make the alleged false and/or misleading statements giving rise to the putative securities class action. The Plaintiff also alleges that President and CEO Lam engaged in self-dealing by leasing her property to Diamond Bar, a Company subsidiary, and asserts, in conclusory fashion, that Ms. Lam, former CEO and director Ya Ming Wong, former CFO and director Yuen Ching Ho, and director Umesh Patel sold securities during the period of time when the alleged false and/or misleading statements were made “with knowledge of material nonpublic information . . . .”

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

While these derivative actions are purportedly asserted on behalf of the Company, if they are reactivated, it is possible that the Company may directly incur attorneys’ fees and is advancing the costs of defense for its current directors and officers pursuant to contractual and legal indemnity obligations. The Company believes there is no basis to the derivative complaints and they will be vigorously defended if necessary.

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

NOVA LIFESTYLE, INC.
(Registrant)
Date: November 20, 2020	By:	/s/ Thanh H. Lam
Thanh H. Lam Chairperson and Chief Executive Officer (Principal Executive Officer)

Date: November 20, 2020		/s/ Jeffery Chuang
Jeffery Chuang Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)