Form 10-K
period 2020-12-31
Nova Lifestyle, Inc.
filed 2021-03-29
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission file number: 333-36259

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐                      No  ☑

As of June 30, 2020, the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $6,450,541, based upon the closing price of the Company’s common stock of $1.93 per share as reported on the same date.

As of March 25, 2021, there were 5,567,544 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Nova LifeStyle, Inc. Proxy Statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

Beginning in late 2019, there were reports of the COVID-19 (coronavirus) outbreak in Wuhan, China, and the epidemic quickly spread to many provinces, autonomous regions, and cities in China as well as many parts of the world, including the U.S. and Malaysia. In March 2020, the World Health Organization declared the COVID-19 a pandemic. In response to the evolving dynamics related to the COVID-19 outbreak, the Company has been following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and retail partners. The Company’s two showrooms and warehouse in Malaysia was closed from March, 2020 to May, 2020.  The Los Angeles facility has been closed since March 16, 2020 and reopened in full operation on June 1, 2020. On May 12, 2020, the Company’s Kuala Lumpur office and warehouse reopened for business. However, on August 28, 2020, Malaysia government extended the shutdown order to all business until March 5, 2021. The third-party contract manufacturers that the Company utilizes in China were closed from the beginning of the Lunar New Year Holiday at the end of January 2020 through the beginning of March 2020. Certain of the Company’s new products are being sourced from manufacturers in India starting in 2020. The factories in India suspended their operations as a result of the Covid-19 pandemic during March through early May 2020. Currently, the factories in India have resumed their operations. Economic activities in Malaysia were reopened on March 5, 2021 through the end of the six-month shutdown order imposed by Malaysia government on August 28, 2020. Shipping of products from Asia has experienced significant delays since the onset of the pandemic and the costs of shipping from Asia have increased since the onset; and we may experience shipping disruptions in the future.   Finally, the Company expects that the impact of the COVID-19 outbreak on the United States and world economies will continue to have a material adverse impact on the demand for its products. Because of the significant uncertainties surrounding the COVID-19 pandemic and the timing and effectiveness of any vaccines, the extent of the business interruption and the related financial impact cannot be reasonably estimated at this time.

The COVID-19 outbreak precludes in person sales meetings or visits being made out of all of the Company’s offices or attendance at furniture trade shows, but the Company continues to receive orders and solicit business via telephone and email.  However, the Company is experiencing reduced demand for its products and an increased level of purchase order cancellations as a result of the COVID-19 pandemic, though in 2020 we have been experiencing a 39.59% increase in orders placed with us online compared with 2019.

We do not have access to a revolving credit facility. On May 4, 2020, the Company received loan proceeds in the amount of approximately $139,802 under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. On May 5, 2020, Diamond Bar Outdoors Inc. (“Diamond Bar”) was granted a loan from Cathay Bank in the aggregate amount of $176,294, pursuant to the Paycheck Protection Program. In June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. We currently believe that our financial resources will be adequate to finance our operations through the outbreak for the next 12 months. However, in the event that we do need to raise capital in the future, the outbreak-related instability in the securities markets could adversely affect our ability to raise additional capital.

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

Our Company

Nova LifeStyle, Inc. (“Nova LifeStyle” or the “Company”) is a U.S.-headquartered innovative designer and marketer of contemporary styled residential and commercial furniture formerly known as Stevens Resources, Inc.  We were incorporated in the State of Nevada on September 9, 2009. The Company’s products are marketed through wholesale and retail channels as well as various online platforms worldwide.

Nova LifeStyle’s family of brands includes Diamond Sofa (www.diamondsofa.com).

Our business strength lies in our abilities to quickly adapt to changing market demand and stay ahead of the latest trends in modern furniture designs. Our customers principally consist of designers, distributors and retailers who cater to mid-level and high end private label home furnishings that have little product overlap within our specific furnishings products or product lines.  Nova LifeStyle is constantly seeking to integrate new sources of distribution and manufacturing that are aligned with our growth strategies, allowing us to continually focus on growing our customer base as well as driving the expansion of our overall distribution and manufacturing relationships worldwide, providing our customers with trendy furnishing solutions.

We generate the majority of our sales as a branding and marketing company with vertically integrated third-party manufacturing capabilities for global furniture distributors and large national retailers. We have established long term relationships with our worldwide customers by providing them with high quality, large scale and cost-effective sourcing solutions.  Our worldwide logistics and delivery capabilities provide our customers with the flexibility to select from our extensive furniture collections tailored for their respective needs. Our experience marketing products to international customers have enabled us to fully integrate the supply scale, product delivery logistics, marketing efficiency and design expertise to address customer demand from established markets in the U.S., Asia and the Middle East.

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

Human Capital Resources

We understand that our success depends on our ability to attract, train and retain our employees. We strive to attract, recruit, and retain employees through competitive compensation and benefit programs, learning and development opportunities that support career growth and advancement opportunities, and employee engagement initiatives that foster a strong Company culture. In addition to cash compensation, we offer customary benefits in accordance with local regulatory requirements as well as performance based stock options to our employees. We also recognize the importance of keeping our employees safe. In response to the COVID-19 pandemic, we implemented changes that we determined were in the best interest of our employees and have followed local government orders to prevent the spread of COVID-19. As of December 31, 2020, we had 35 full time employees worldwide.  Our U.S. corporate office and operations employed 28 full-time employees, our location in Malaysia and Hong Kong employed 6 and 1 a total of 7 full-time employees, respectively. We believe that relations with our employees are satisfactory. We have no collective bargaining agreements with our employees.

Our History

We are a U.S. holding company that operates through several wholly-owned subsidiaries. We design and market residential and commercial furniture products worldwide. Our subsidiaries include Nova Furniture Limited in the British Virgin Islands (“Nova Furniture”), Nova Furniture Limited in Samoa (“Nova Samoa”), Diamond Bar Outdoors, Inc. (“Diamond Bar”), i Design Blockchain Technology, Inc (“i Design”), Nova Living (M) SDN. BHD. (“Nova Malaysia”) and Nova Living (HK) Group Limited (“Nova HK”). Diamond Bar is a California corporation organized on June 15, 2000, which we acquired pursuant to a stock purchase agreement on August 31, 2011.  On April 24, 2013, we acquired all of the outstanding stock of Bright Swallow which was fully paid at the closing of the acquisition.

On October 24, 2013, Nova Furniture (Dongguan) Co., Ltd. (“Nova Dongguan”) incorporated Dongguan Ding Nuo Household Products Co., Ltd. (“Ding Nuo”) under the laws of the People’s Republic of China (the “PRC”). On September 23, 2016, Nova Furniture, a wholly-owned subsidiary of the Company (the “Seller”), entered into a Share Transfer Agreement (the “Agreement”) with Kuka Design Limited, an unrelated company incorporated in British Virgin Islands (“Kuka Design BVI” or “Buyer”). Pursuant to the terms of the Agreement, the Seller sold all of the outstanding equity interests in Nova Dongguan, a wholly owned subsidiary of the Seller, to the Buyer for a total of $8,500,000 (the “Transaction”). Upon consummation of the Transaction on October 25, 2016, the Buyer became the sole owner of Nova Dongguan.

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

On December 12, 2019, Nova LifeStyle, Inc. acquired Nova Malaysia which was incorporated in Malaysia on July 26, 2019. Nova Malaysia markets and sells high-end physiotherapeutic jade mats for use in therapy clinics, hospitality, and real estate projects in Malaysia and other regions in Southeast Asia.

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

Nova Furniture Macao Commercial Offshore Limited (“Nova Macao”) was organized under the laws of Macao on May 20, 2006. Nova Macao was a wholly owned subsidiary of Nova Furniture. On October 14, 2020, the Macao Trade and Investment Promotion Institute approved that Nova Macao’s offshore license became invalid under the order of Repeal of Legal Regime of the Offshore Services by Macao Special Administrative Region. Nova Macao then entered the de-registration procedure and the current business will be taken over by Nova HK.

On November 5, 2020, Nova LifeStyle, Inc. acquired Nova HK from unrelated third party at cost of $1,290 which was incorporated in Hong Kong on November 6, 2019. Nova HK will take over Nova Macao’s business. This company is in a planning stage and has had minimum operations in 2020.

Our organizational structure as of December 31, 2020 is set forth in the diagram:

Our Products

We design and market modern residential and commercial furniture in diverse markets worldwide. Our products feature urban and contemporary styles, combining comfort and functionality in matching furniture collections and upscale luxury pieces appealing to lifestyle-conscious middle and upper middle-income consumers. We also sell physiotherapeutic jade mats for use in therapy clinics, hospitality, and real estate projects in Malaysia and other regions in Southeast Asia. Many of our products are segments of multi-component furniture collections in distinctive design styles, attractively priced in the medium and upper-medium ranges. Our product lines feature upholstered, wood and metal-based furniture pieces. We classify our products by room, designation or series, such as living room, dining room, bedroom and home office series, and by category or product types such as sofas, chairs, dining tables, beds, entertainment consoles, cabinets and cupboards. Our largest selling product categories for the year ended December 31, 2020 were sofas, beds and coffee table, which accounted for approximately 52%, 14% and 8% of sales from our continuing operations, respectively. For the year ended December 31, 2019, our largest selling product categories were sofas, cabinets and beds, which accounted for approximately 50%, 13% and 10% of sales from our continuing operations, respectively. Our products are manufactured primarily from medium-density fiberboard, or MDF board, and particleboard covered with veneers or lacquers and combined with other materials, including steel, glass, marble, leather, jade and fabrics.

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

International Markets

We sell products to the U.S., Canadian, Mexico, Honduras, Dominican Republic and Middle Eastern markets under the Diamond Sofa brand. We believe that discretionary purchases of furniture by middle to upper middle-income consumers will continue to increase in the furniture markets worldwide. We also believe that furniture products that feature contemporary design styles such as ours will continue to attract significant customer demand.

In 2020, our products were sold in 7 countries worldwide, with North America and Asia our principal international markets. Sales to North America accounted for 95.6% and 46.3% of sales from our continuing operations in 2020 and 2019, respectively.   Sales to other regions, primarily in other Asian countries, accounted for 4.4% and 53.7% of our total sales from our continuing operations in 2020 and 2019, respectively. In 2020, via our subsidiary, Nova Malaysia, we marketed and sold high-end physiotherapeutic jade mats for use in therapy clinics, hospitality, and real estate projects in Malaysia. As we continue to broaden our distribution network, increase direct sales and grow in the emerging markets, we believe that we are well positioned to respond to changing market conditions that will allow us to take advantage of any upturns in the global and local economies of the markets that we serve. That said, the ongoing COVID-19 pandemic could materially and adversely affect the economies of each of the countries in which we market our products, which has adversely affected our ability to generate revenues in 2020. In addition, our ability to market our products in 2020 had been adversely impacted by government imposed quarantines and closures, supply chain and shipping disruptions and our current inability to make sales calls and to attend furniture shows.

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

Our global logistics and delivery capabilities provide our customers with the flexibility to select from our extensive furniture collections to address their respective needs. We design and supply our products under our own brands. We also design and ship products for other major brands as their OEM designer or supplier. We offer a wide selection of stand-alone furniture pieces across a variety of product categories and approximately over 200 products developed exclusively for the international markets.  We also sell products under the Diamond Sofa brand to distributors and retailers in North America and South America and to end-user U.S. consumers our own online orders or through third-party shopping portals. Reflecting market demand, our research and development team works closely with customers to timely modify our existing product designs. We also offer custom-designed styles for specific market segments. Once the COVID-19 outbreak dissipates, we plan to grow both online and offline sales.

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

In 2020, via our new subsidiary Nova Malaysia, we have marketed and sold high-end physiotherapeutic jade mats for use in therapy clinics, hospitality, and real estate projects in Malaysia.

Suppliers and Manufacturers

We source finished goods from third-party manufacturers to fulfill orders placed by customers through Nova Macao and Diamond Bar for the U.S. and international markets. Our five principal suppliers of finished goods in 2020 accounted for approximately 80% of our total purchases for our continuing operations in 2020.  By maintaining relationships with multiple suppliers, generally we benefit from a more stable supply chain and better pricing. Under ordinary circumstances, if a change of suppliers is necessary, we believe that we can quickly fulfill our requirements from other suppliers without interruptions in order fulfillment.  We monitor our suppliers’ ability to meet our product needs and we participate in quality assurance activities to reinforce our high-quality standards. Our third-party manufacturing contracts are generally of annual or shorter durations. We issue production orders to manufacturers based on individual purchase orders. Our manufacturing relationships are non-exclusive, and we are permitted to procure products from other sources at our discretion.  None of our manufacturing contracts include production volume or purchase commitments on the part of either party. Our third-party manufacturers are responsible for sourcing raw materials, agreeing to produce parts and finished products to our specifications. We hold our suppliers to high quality standards and delivery deadlines. Our quality control procedures may extend to stringent requirements for raw material suppliers.

The third party contract manufacturers that we utilize in China were closed from the beginning of the Lunar New Year Holiday at the end of January 2020 through the beginning of March 2020 due to the COVID-19 outbreak, and recommenced production and shipment in early March 2020. Starting in 2020, certain of the Company’s new products are being sourced from manufacturers in India. The factories in India suspended their operations as a result of the Covid-19 pandemic during March through early May 2020. Currently, the factories in India have resumed their operations. Shipping of products from Asia has experienced significant delays since the onset of the pandemic and the costs of shipping from Asia have increased since the onset; and we may experience shipping disruptions in the future.  The Company expects that as the COVID-19 pandemic continues, there will be significant disruptions in the production and shipment of product from those manufacturers, and it is possible that our China-based manufacturers may experience future suspensions of operations as a result of the resurgence of COVID-19. The situation remains highly uncertain. It is therefore difficult for the Company to estimate the negative impact on our ability to deliver products during the remainder of 2021.

Customers

Our target end customer is the middle and upper middle-income consumer of residential and commercial furniture. In the U.S. and international markets, our sales principally are to furniture distributors and retailers who in turn offer our products under their own brands or under our Diamond Sofa brand. We had no customer in 2020 accounted for greater than 10% of our total sales from our continuing operations in 2020. Our largest customers in 2019 accounted for 53.6% of our total sales from our continuing operations in 2019. Once the COVID-19 outbreak dissipates we plan to increase direct sales to retailers and chain stores worldwide as we continue to diversify our customer base from global furniture distributors.

We are focusing on establishing and growing long-term relationships with our customers. We believe that the majority of our customers view us as a strategic long-term supplier and value the quality of our products, our timely delivery and design capabilities. We generally negotiate renewable supplier agreements with firm pricing on our products, typically for a term of one year, as is customary in the furniture industry, with individual orders made on standard purchase orders. In 2020, we sold products into approximately 7 countries worldwide, with North America and Asia as our principal international markets, while we expanded our sales in other regions. Sales to North America accounted for 95.6% and 46.3% of sales from our continuing operations in 2020 and 2019, respectively. The change was attributed principally to our changing sales and marketing strategy to diversify international sales. Sales to other regions, primarily in other Asia countries, accounted for 4.1% and 0% of our total sales from our continuing operations in 2020 and 2019, respectively. We expect that a majority of our revenues will continue to come from our sales to the U.S. and international markets. Diamond Bar accounted for 95.9% and 46.4% of total sales from our continuing operations in 2020 and 2019, respectively, and Nova Macao’s revenues accounted for 4.1% and 53.6% of total sales from our continuing operations in 2020 and 2019, respectively.  In addition, we anticipate increasing internet sales under the Diamond Sofa brand through third-party shopping portals. We believe that as we expand our broad network of distributors and increase direct sales, we will be better positioned to capitalize on emerging market trends.

We typically experience stronger fourth calendar quarters as our product sales are subject to the seasonality and fluctuations typical of the furniture industry. This industry-based seasonality is generally caused by shipping lead-times to international markets combined with the real estate market slowdown and decrease in furniture consumption commonly experienced during the summer months in the Northern Hemisphere markets in which the majority of our customers are located and our products sell at retail. In addition, we believe that consumer demand for furniture generally reflects sensitivity to overall economic conditions, including, but not limited to, unemployment rates, housing market conditions and consumer confidence. In view of the expected adverse impact of the COVID-19 outbreak on the respective economies of those countries in which we sell our products, and the COVID-19 outbreak-related impact on our supply chains and shipping providers, seasonality and period to period fluctuations in product sales are impossible to predict in 2021.

Competition

The furniture industry is large and highly competitive. The industry consists of many manufacturers, distributors and retailers, none of which dominates the fragmented and diverse market. Our products principally compete in the U.S., Canada, Mexico, Honduras, Dominican Republic, Malaysia and Middle Eastern markets. The primary competitive factors in these markets for our products and target consumers are price, quality, style, marketing, functionality and availability.

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

Beginning in late 2019, there were reports of the COVID-19 (coronavirus) outbreak in Wuhan, China, and the epidemic quickly spread to many provinces, autonomous regions, and cities in China as well as many parts of the world, including the U.S. and Malaysia. In March 2020, the World Health Organization declared the COVID-19 a pandemic. In response to the evolving dynamics related to the COVID-19 outbreak, the Company has been following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and retail partners. The Company’s two showrooms and warehouse in Malaysia was closed from March, 2020 to May, 2020.  The Los Angeles facility has been closed since March 16, 2020 and reopened in full operation on June 1, 2020. On May 12, 2020, the Company’s Kuala Lumpur office and warehouse reopened for business. However, on August 28, 2020, Malaysia government extended the shutdown order to all business until March 5, 2021. The third-party contract manufacturers that the Company utilizes in China were closed from the beginning of the Lunar New Year Holiday at the end of January 2020 through the beginning of March 2020. Certain of the Company’s new products are being sourced from manufacturers in India starting in 2020. The factories in India suspended their operations as a result of the Covid-19 pandemic during March through early May 2020. Currently, the factories in India have resumed their operations. Economic activities in Malaysia were reopened on March 5, 2021 through the end of the six-month shutdown order imposed by Malaysia government on August 28, 2020. Shipping of products from Asia has experienced significant delays since the onset of the pandemic and the costs of shipping from Asia have increased since the onset; and we may experience shipping disruptions in the future.   Finally, the Company expects that the impact of the COVID-19 outbreak on the United States and world economies will continue to have a material adverse impact on the demand for its products. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the business interruption and the related financial impact cannot be reasonably estimated at this time.

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

Research and Development

We believe that new product designs are important to our continued success. We actively seek to protect our product designs and brand names under the patent and trademark protection laws in the U.S., but the copying of a product’s appearance is a common and ongoing issue in the furniture industry as manufacturers seek to capitalize on popular designs and features by copying those of their competitors and making subtle changes to avoid infringement claims. To remain competitive, we believe that we must constantly innovate to stay ahead of competitors. We have developed a design process that enables us to better manage the short product life cycles for furniture designs by anticipating and responding quickly to changing consumer preferences. Ordinarily, we strive to attend furniture exhibitions worldwide, conduct market research and solicit customer feedback to help us identify new trends and customer needs in our target markets. We then incorporate customer feedback into new product designs. We normally introduce new product collections annually for the U.S. and international markets. We anticipate introducing new products under the “Diamond Sofa” brand on a quarterly basis for the U.S. market. At least annually, we assess the marketing results for new designs in order to decide whether to continue with a particular line.

We use in-house designers and computer-aided modeling systems to generate design and related development work. We have used independent designers in the past for product design, from which we built prototype furniture pieces for refinement and testing. In 2020 and 2019, we invested $33,746 and $132,844, respectively, on research and development expense. We may increase future investments in R&D based on our growth needs.

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

Our products are also subject to the mandatory and voluntary furniture test standards of the U.S. and international markets in which our products are distributed to end consumers, including those developed by the American National Standards Institute, or ANSI, Business and Institutional Furniture Manufacturer’s Association, or BIFMA, ASTM International, California Air Resources Board, or CARB, Furniture Industry Research Association, or FIRA, and the International Organization for Standardization, or ISO. These environmental, ecological and formaldehyde emission standards and source of origin labeling requirements are national or international, with the U.S. and European Union typically having the strictest standards for their markets. We source products from third party manufacturers and we rely on them to meet all local manufacturing standards.

Employees

As of December 31, 2020, we had 35 full time employees worldwide.  Our U.S. corporate office and operations employed 28 full-time employees, our location in Malaysia and Hong Kong employed 6 and 1 a total of 7 full-time employees, respectively. We believe that relations with our employees are satisfactory. We have no collective bargaining agreements with our employees.

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

Risks Related to Our Business

The COVID-19 pandemic has caused, and could continue to cause business disruptions, resulting in a material, adverse impact to our financial condition and results of operations.

In recent years, there have been outbreaks of epidemics in various countries. Recently, there was an outbreak of a novel strain of coronavirus (COVID-19) in China, which has spread rapidly to many parts of the world, including the U.S. In March 2020, the World Health Organization declared COVID-19 a pandemic. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of office buildings and facilities in the U.S., China and Malaysia.

In response to the evolving dynamics related to the COVID-19 outbreak, the Company has been following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and retail partners. The Company’s two showrooms and warehouse in Malaysia was closed from March, 2020 to May, 2020.  The Los Angeles facility has been closed since March 16, 2020 and reopened in full operation on June 1, 2020. On May 12, 2020, the Company’s Kuala Lumpur office and warehouse reopened for business. However, on August 28, 2020, Malaysia government extended the shutdown order to all business until March 5, 2021. The third-party contract manufacturers that the Company utilizes in China were closed from the beginning of the Lunar New Year Holiday at the end of January 2020 through the beginning of March 2020. Certain of the Company’s new products are being sourced from manufacturers in India starting in 2020. The factories in India suspended their operations as a result of the Covid-19 pandemic during March through early May 2020. Currently, the factories in India have resumed their operations. Economic activities in Malaysia were reopened on March 5, 2021 through the end of the six-month shutdown order imposed by Malaysia government on August 28, 2020. Shipping of products from Asia has experienced significant delays since the onset of the pandemic and the costs of shipping from Asia have increased since the onset; and we may experience shipping disruptions in the future.   Any further impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by governmental authorities and other entities to contain COVID-19 or treat its impact, almost all of which are beyond our control. Potential impacts include, but are not limited to, the following:

●

temporary closure of offices, stores, showrooms, warehouse, travel restrictions, cancellation of marketing and promotion activities and in person meetings or suspension of transportation, which may materially adversely affect our financial condition and operating results;

●

our customers may require additional time to pay us or fail to pay us at all, which could significantly increase the amount of accounts receivable and require us to record additional allowances for doubtful accounts. We have experienced and may continue to experience the delay or cancellation of orders from customers, which has and may continue to adversely affect our financial condition and operating results;

●	our customers that are negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase our products, which may materially adversely impact our revenue;
●

any disruption of our supply chain, logistics providers, customers or our marketing activities could adversely impact our business and results of operations, including causing our suppliers to cease manufacturing products for a period of time or materially delay delivery to us and customers, which may also lead to loss of customers, as well as reputational, competitive and business harm to us;

●

many of our customers, distributors, suppliers and other partners are small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. If the SMEs that we work with cannot weather the COVID-19 outbreak and the resulting economic impact, or cannot resume business as usual after a prolonged outbreak, our revenues and business operations may be materially and adversely impacted.

The situation remains highly uncertain for any further outbreak or resurgence of the COVID-19 and the timing and effectiveness of any vaccines. It is therefore difficult for the Company to estimate the impact on our business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19. Potential impact to our results of operations will also depend on future developments and new information that may emerge regarding COVID-19 and the actions taken by governmental authorities and other entities to contain COVID-19 and/or mitigate its impact, almost all of which are beyond our control.

Changes in economic conditions in the industries and markets served by our customers could adversely affect demand for our products.

The furniture industry is subject to cyclical variations in the global economy and to uncertainty regarding future economic prospects. Our business is affected by the number of orders we are able to secure from our customers, which is determined by the level of our customers’ business activity. Our customers’ level of business activity is in turn determined by the level of consumer spending in the markets our customers serve. Economic downturns could affect discretionary consumer spending habits by decreasing the overall demand for residential and commercial furniture. Any significant or prolonged decline of the economy in China, Malaysia, U.S. or other international markets in which our products are sold will affect disposable income and spending by consumers in these markets, and may lead to a decrease in demand for consumer products. To the extent that such decrease in demand for consumer products translates into a decline in the demand for residential and commercial furniture, our sales and financial performance could be adversely affected. Any economic downturn also could negatively impact our primary customers, furniture wholesalers, distributors and retailers, possibly resulting in a decrease in our sales or earnings. Changes in interest rates, consumer confidence, new housing starts, existing home sales, the availability of consumer credit and geopolitical factors could have particularly significant effects on our consolidated financial condition, results of operations and cash flows. Any decline in economic activity and conditions in the industries and markets served by our customers and in which we operate may reduce demand for our products and could adversely affect our financial condition and results of operations. The COVID-19 pandemic has materially adversely impacted the global economy which in turn adversely affected the demand for our products.

We historically have derived a substantial part of our sales from a limited number of customers. If we lose any of these customers, or any of these customers reduce the amount of business they do with us, our sales may be adversely affected.

Historically, a substantial part of our sales was attributed to a limited number of customers. We had no sales to a customer greater than 10% of our total sales in 2020. Sales to our largest customer constituted 53.6% of total sales from our continuing operations in 2019. If the demand for our products decreases in one or more of the markets supplied by our largest customers, or if there are any material social or regulatory changes in these markets, our sales could decline and we could lose market share, any of which could materially harm our business. We do not foresee relying on these same customers for sales generation as we expand our business to increase our internet sales and direct sales to the U.S. and other international markets. We cannot assure you, however, that we will be able to successfully implement these plans.

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

We rely heavily on the expertise, experience and continued services of our senior management, including our Chief Executive Officer, President, Director and Chairperson, Ms. Lam, and our Chief Financial Officer, Mr. Chuang. Loss of their services could adversely affect our ability to achieve our business objectives. Ms. Lam and Mr. Chuang are key factors in our success at establishing relationships within the furniture industry in the U.S. and international market and capital market because of their extensive industry and financial experience. The continued development of our business depends upon their continued employment. We have entered into employment agreements with Ms. Lam and Mr. Chuang that include provisions for non-competition and confidentiality.

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

We compete in the U.S. market principally through our sales under the Diamond Sofa brand. The furniture industry in the U.S. is very competitive and fragmented. We compete with many domestic U.S. and international furniture sources, including national department stores, regional or independent specialty stores, dedicated franchises of furniture manufacturers and retailers marketing products through catalogs and over the internet. There are few barriers to entry in the U.S. furniture market, and new competitors may enter this market at any time. Some of our competitors have greater financial resources than we have and often offer extensively advertised and well-recognized branded products. We may not be able to meet price competition or otherwise respond to competitive pressures in the U.S. market. We also may not be able to continue to differentiate our products from those of our competitors in the U.S. through value, styling and functionality because of the large number of competitors and their wide range of product offerings. Furthermore, some large furniture retailers in the U.S. are sourcing products directly from furniture manufacturers located in China and other Southeast Asian countries instead of through distributors like us. Over time, this practice may expand to smaller retailers in the U.S. Accordingly, we are continually subject to the risk of losing U.S. market share, which may decrease our future sales and earnings. Because we source products from third party manufacturers that are located outside the U.S. and we are subject to risks caused by disruption of international transportation such as COVID-19 and other health pandemics as well as the increase of tariffs imposed by the U.S. customs. We might loss business and our reputation might be damaged if there is delay of delivery and shipment from our suppliers.

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

Our continued success depends, in part, upon our ability to manage and expand our operations and facilities in the face of continued growth. This planned growth includes the expansion of our internet sales and diversifying our international sales by expanding our broad network of distributors, increasing direct sales in the U.S. and other international markets and entering emerging growth markets. The growth in our operations has placed, and may continue to place, significant demands on our management, operational and financial infrastructure. If we do not manage our growth effectively, the quality of our products and services could suffer, which could negatively affect our operating results. To manage this growth effectively, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. We cannot assure you that we will be able to fulfill our staffing requirements for our business, successfully train and assimilate new employees, or expand our management base and enhance our operating and financial systems. Failure to achieve any of these goals will prevent us from managing our growth in an effective manner and could have a material adverse effect on our business, financial condition or results of operations.

We may need additional capital to execute our business plan and fund operations and may not be able to obtain such capital on acceptable terms or at all.

In connection with the development and expansion of our business, we may incur significant capital and operational expenses. We believe that we can increase our sales and net income by implementing a growth strategy that focuses on (i) increasing online sales and (ii) diversifying our international sales. We plan to increase and diversify our sales to the U.S. and international markets by establishing new brands for the international markets and to increase our online sales presence.

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

Our standard payment term for accounts receivable is 30 - 120 days. We give an extended payment term to certain of our major customers of up to 180 days. We remain subject to negative impacts on our cash flow and liquidity due to the significant period of time our accounts receivable remain outstanding with respect to sales made under the longer payment terms. In 2020, we had accounts receivable turnover of 24.85 on an annualized basis, with sales outstanding of 15 days. In 2019, we had accounts receivable turnover of 0.65 on an annualized basis, with sales outstanding of 563 days. As of December 31, 2020, we had gross accounts receivable of $520,140, of which $346,955 was not yet past due, $173,185 was less than 90 days past due and $0 was over 90 days past due.  We had an allowance for bad debt of $5,201 for accounts receivables. The decrease in gross accounts receivable was due to, among other things, we have been tightening our accounts receivable policy towards our certain major customers. While historically our collections have been reasonably assured, delays in collections and the significant period of time our accounts receivable remain outstanding may result in pressure on our cash flow and liquidity. We recognized a provision (reversal) of $1,259 and ($220,853) from bad debts from continuing operations during the years ended December 31, 2020 and 2019, respectively. The reversal in 2019 primarily resulted from the ability to collect accounts receivable from Diamond Bar’s customers on time.

Our inventory has increased significantly due to the stay home and store closure orders, delay of shipments and suspension of transportations caused by COVID-19, which has caused and might continue to cause negative impacts on our cash flow, liquidity and financial results.

Due to the COVID-19 pandemic, our showrooms and stores are closed and freight transportation of products from our international suppliers has been delayed or suspended, and our inventory has increased significantly. As of December 31, 2020, the Company has written-down $24 million of slow-moving inventory, mostly Jade Mats in Malaysia due to the extension of Movement Control Order by Malaysia government which prohibits the businesses from opening to public to control the spread of COVID-19. While our showroom and stores in Malaysia reopened after March 5, 2021, though we cannot offer any assurances they will not be closed again if there is any further outbreak or resurgence of COVID-19 and further closure order from local government. If we have to write down more inventory, our cash flow, liquidity and financial results will be materially adversely affected.

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

In 2020, the majority of our products were purchased from foreign suppliers and manufacturers, predominantly in Asia. Our dependence on foreign suppliers means that we may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any upward valuation in the Chinese yuan or any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign suppliers. This, in turn, might cause such foreign vendors to demand higher prices for products in their effort to offset any lost profits associated with any currency devaluation, delay product shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs.

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

In October 2018, the Macao Legislative Assembly has approved a bill revoking the current offshore law, to abolish the relevant legislation on the Macao offshore business regime. The existing offshore institutions in Macao can continue to operate their offshore businesses until the end of 2020. Starting on January 1, 2021, the exemptions of stamp duty, professional tax (for individuals) and complementary tax (for corporations) will no longer be available to these offshore institutions. On October 14, 2020, the Macao Trade and Investment Promotion Institute approved that Nova Macao’s offshore license became invalid under the order of Repeal of Legal Regime of the Offshore Services by Macao Special Administrative Region. Nova Macao then entered the de-registration procedure and the current business will be taken over by Nova HK and comply with local tax filing obligations.

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

From time to time, we may be a defendant in lawsuits and regulatory actions relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse effect on our business, financial condition and results of operations. In addition, any significant litigation, regardless of its merits, could divert management's attention from our operations and may result in substantial legal costs. The Company has been named in a putative securities class action case and two derivatives cases described in Item 3 below.  While the Company believes it has adequate defenses, the defense of those cases could become costly and could significantly divert management attention from its business.

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

We are required to establish and maintain internal controls over financial reporting and disclosure controls and procedures and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2020. See “Item 9A. Controls and Procedures.” However, our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls and procedures will prevent all possible errors. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, measures of control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

We are a holding company that depends on cash flow from our wholly owned subsidiaries to meet our obligations, and any inability of our subsidiaries to pay us dividends or make other payments to us when needed could disrupt or have a negative impact on our business.

We are a holding company with no material assets other than the stock of our wholly owned subsidiaries, Diamond Bar, Nova Furniture, Nova Samoa and Nova HK. We rely on dividends paid by our subsidiaries for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. If our subsidiaries are unable to pay us dividends and make other payments to us when needed because of regulatory restrictions or otherwise, we may be materially and adversely limited in our ability to make investments or acquisitions that could be beneficial to our business, pay dividends or otherwise fund and conduct our business.

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

The audit report included in our Annual Report on Form 10-K filed with the SEC is prepared by auditors who are not inspected fully by the Public Company Accounting Oversight Board (the "PCAOB"), and as such, investors are deprived of the benefits of such inspection.

Our auditor, Centurion ZD CPA & Co., is required to undergo regular inspections by the PCAOB as an auditor of companies that are publicly traded in the United States and a firm registered with the PCAOB. However, because our auditor is based in Hong Kong, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval, our auditor and its audit work are not currently able to be inspected independently and fully by the PCAOB.

Inspections of other auditors conducted by the PCAOB outside Hong Kong have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work prevents the PCAOB from regularly evaluating our auditor’s audits and its quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections and may lose confidence in our reported financial information and procedures and the quality of our financial statements.

As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular China’s, in June 2019, a bipartisan group of U.S. lawmakers introduced bills that would require the SEC to maintain a list of issuers for which the PCAOB is not able to inspect or investigate the audit work performed by a foreign public accounting firm completely. The proposed Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges (“EQUITABLE”) Act prescribes increased disclosure requirements for these issuers and, beginning in 2025, the delisting from U.S. national securities exchanges of issuers included on the SEC’s list for three consecutive years. It is unclear if this proposed legislation will be enacted. In addition, the Holding Foreign Companies Accountable Act (the “HFCA Act”) became law in December 2020. The HFCA Act includes requirements for the SEC to identify issuers whose audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction. The HFCA Act also requires that, to the extent that the PCAOB has been unable to inspect an issuer’s auditor for three consecutive years since 2021, the SEC shall prohibit its securities registered in the United States from being traded on any national securities exchange or over-the-counter markets in the United States. On March 24, 2021, SEC announced it has adopted interim final amendments to implement congressionally mandated submission and disclosure requirements of the Act. The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report on Forms 10-K, 20-F, 40-F or N-CSR with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction.

As a result, our securities may be prohibited from trading on Nasdaq or another U.S. stock exchange if our auditor is not inspected by the PCAOB for three consecutive years as specified in the HFCA Act, and this ultimately could result in our shares of common stock being delisted from Nasdaq. The market price of our shares could be materially adversely affected as a result of anticipated negative impacts of these actions upon, as well as negative investor sentiment towards, companies whose auditors are not inspected fully by the PCAOB, regardless of whether these actions are implemented and regardless of our actual operating performance.

As our international business has expanded, we have sourced more products manufactured outside of China. We are evaluating, designing, and implementing additional processes and control changes to meet the requirements of the HFCA Act, which we believe will enable us to engage an independent registered public accounting firm that satisfies the PCAOB inspection requirements for the audit of our consolidated financial statements, subject to compliance with SEC and other requirements. However, these efforts may not be sufficient, or may take time for us to implement and ultimately may not be successful. We may also be subject to enforcement under the HFCA Act, the rules implementing the act that are adopted by the SEC, and any other similar legislation that may be enacted into law or executive orders that may be adopted in the future. Although we are committed to complying with the rules and regulations applicable to listed companies in the United States, we are currently unable to predict the potential impact on our listed status by the rules that may be adopted by the SEC under the HFCA Act. If we failed to comply with those rules, it is possible that our shares of common stock will be delisted. Failure to adopt effective contingency plans may have a material adverse impact on our business and the price of our shares of common stock.

In addition, political tensions between the United States and China have escalated due to, among other things, trade disputes, the COVID-19 outbreak, sanctions imposed by the U.S. Department of Treasury on certain officials of the Hong Kong Special Administrative Region and the central government of the PRC and the executive orders issued by then U.S. President Donald J. Trump in August 2020 that prohibit certain transactions with certain Chinese companies and their applications. Rising political tensions could reduce levels of trades, investments, technological exchanges and other economic activities between the two major economies, which would have a material adverse effect on global economic conditions and the stability of global financial markets. Any of these factors could have a material adverse effect on our business, prospects, financial condition and results of operations.

If relations between the U.S. and China worsen, our business could be adversely affected as we have to find new suppliers and manufacturers out of China.

At various times during recent years, the U.S. and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. These controversies also could make it more difficult for us to provide our products to our customers in the U.S. and China. The international trade policies of China and the U.S. could adversely affect our business, and the imposition of trade sanctions relating to imports, taxes, import duties and other charges on imports from China, including those applied specifically to furniture products, or the imposition of taxes, import duties or other charges on exports to the U.S. could increase our costs and decrease our earnings. Due to an increase in tariffs imposed by the U.S., some customers are seeking alternative resources instead of China, which has negatively affected the purchase orders and our sales as we mainly resource our products from China. In order to avoid these new tariffs, the market has shifted towards an uncertain era. The Company started to source certain of its new products from manufacturers in India in 2020.  Sales during this stage may also be impacted by this shift in behavior. The U.S. government currently has increased tariffs from 10% to 25%. During this time period our company will continue to seek alternatives and new resources to increase the revenue. If and to the extent we are not able to mitigate the effects of such trade or tariff policies, our operations may be adversely affected.

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

Future sales of shares of our common stock could adversely affect the prevailing market price of our stock. As of March 25, 2021, Steven Qiang Liu, our largest shareholder and vice president of the Company, owned approximately 36% of our outstanding shares of common stock. If Mr. Liu sells a large number of shares, or if we issue a large number of shares, the market price of our stock could decline. Moreover, the perception in the public market that significant shareholders might sell shares of our stock could depress the market for our shares. If such shareholders sell substantial amounts of our common stock in the public market, such sales could create a circumstance commonly referred to as an “overhang,” in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price we deem reasonable or appropriate.

We may issue additional shares of our common stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our shareholders.

Our Articles of Incorporation, as amended, authorize the issuance of up to 15,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2020, there were 9,230,896, authorized and unissued shares of our common stock available for future issuance, based on 5,769,104 shares of our common stock outstanding. Although we have no commitments as of the date of this report to issue our securities, we may issue a substantial number of additional shares of our common stock or debt securities to complete a business combination or to raise capital.  On October 8, 2020, we renewed a shelf registration statement on Form S-3 under which we may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000.  The shelf registration statement was declared effective as of October 15, 2020.

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

As of March 25, 2021, Steven Qiang Liu, our largest shareholder, owned approximately 36% of our outstanding shares of common stock. Mr. Liu may exert significant influence over us, giving him the ability, among other things, to exercise significant control over the election of all or a majority of the Board of Directors and to approve significant corporate transactions that require the shareholders’ approval. Such share ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Without the consent of Mr. Liu, we could be prevented from entering into potentially beneficial transactions if such transactions conflict with our principal shareholder’s interests. As an officer of the Company, Mr. Liu owes a fiduciary duty to our shareholders and must act in good faith in a manner he reasonably believes to be in the best interests of our shareholders. As a shareholder, Mr. Liu is entitled to vote his shares in his own interests, which may not always be in the interests of our shareholders.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive offices and those of Diamond Bar are in leased office space with showroom, distribution and warehouse space in Commerce, California. Diamond Bar also maintains showrooms in leased space at Las Vegas Market in Nevada and High Point Market in North Carolina. Nova Macao leased office space in Macao even it entered the de-registration procedure. Nova Malaysia is in leased office space with showroom, service center and warehouse space in Kuala Lumpur, Malaysia.

We believe that our existing office and distribution facilities are adequate for current and presently foreseeable operations. In general, our properties are well maintained, considered adequate and being utilized for their intended purposes. See Note 16 to our consolidated financial statements contained herein, which discloses lease agreements.

Item 3. Legal Proceedings

On December 28, 2018, George Barney filed a putative class action complaint against the Company and its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) in the United States District Court for the Central District of California. Barney claimed the defendants violated federal securities laws and pursuing remedies under Sections 10(b) and 20(a) of the Security Exchange Act of 1934 and Rule 10b-5 (the “Barney Action”). Richard Deutner and ITENT EDV were subsequently substituted as plaintiffs and, on June 18, 2019, they filed an Amended Complaint.

In the Amended Complaint, plaintiffs seek to represent a putative class of entities purchasing stock in Nova from December 3, 2015 through December 20, 2018. They claim that during this period the Company: (1) overstated its purported strategic alliance with a customer in China to operate as lead designer and manufacturer for all furnishings in such customer’s planned $460 million senior care center in China; and (2) inflated its reported sales in 2016 and 2017 with two major customers.  Plaintiffs claim that the falsity of these representations was exposed in a blog posted on Seeking Alpha website in which it was claimed that an investigation failed to confirm the existence of several entities identified as significant customers.  Plaintiffs, however, have offered little in support of their claims other than to quote at length from the Seeking Alpha blog.

By Order entered December 2, 2019, the Court denied a Motion to Dismiss the Amended Complaint that Nova, Ms. Lam and Mr. Chuang filed (the “Nova Defendants”) The Nova Defendants accordingly answered the Amended Complaint.  The Court entered a scheduling order setting a final pretrial conference for July 20, 2020 that has since twice been extended until April 24, 2021.

Independent of the litigation, the Audit Committee engaged the Company’s auditor to perform special procedures to confirm the sales challenged in the Barney action. Those procedures included, but were not limited to, the examination and testing of relevant documentation relating to the sales made by the Company to the customers identified in the purported research report for the periods 2015-2018, and 100% sampling of all transactions between the Company and the subject customers. The Audit Committee finished its special procedures in March 2019 and the Company’s independent auditor has reported to the Audit Committee that, regarding the customers mentioned in the Seeking Alphat, the special procedures resulted in no evidence of fictitious sales or of fictitious customers. Please see the details in the Form 8-K filed by the Company with SEC on March 29, 2019.

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

Other than the above, the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since January 17, 2014, our common stock has been quoted on The NASDAQ Stock Market under the symbol “NVFY.” On March 25, 2021, the closing price for our common stock as reported on the NASDAQ Stock Market was $3.42 per share.

Holders of Record

On March 25, 2021, there were approximately 48 holders of record based on information provided by our transfer agent. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

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

Shelf Registration

On July 13, 2017, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000.  The shelf registration statement was declared effective on October 12, 2017 and expired on October 11, 2020. No securities have been offered or sold under this shelf registration statement.

On October 8, 2020, the Company filed a replacement shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000.  The shelf registration statement was declared effective as of October 15, 2020.

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

We are a U.S. holding company with no material assets in the U.S. other than the ownership interests of our wholly owned subsidiaries through which we market, design and sell residential furniture worldwide: Nova Furniture Macao Commercial Offshore Limited (“Nova Macao”), Bright Swallow International Group Limited (“Bright Swallow”), and Diamond Bar Outdoors, Inc. (“Diamond Bar”) Nova Macao was organized under the laws of Macao on May 20, 2006. Nova Macao was a wholly owned subsidiary of Nova Lifestyle. Diamond Bar is a California corporation organized on June 15, 2000, which we acquired pursuant to a stock purchase agreement on August 31, 2011. On April 24, 2013, we acquired all of the outstanding stock of Bright Swallow which we sold in January 2020. On December 7, 2017, we incorporated i Design Blockchain Technology, Inc. (“i Design”) under the laws of the State of California. The purpose of i Design is to build our own blockchain technology team. i Design is in the planning stage and has had minimum operations to date. On December 12, 2019, we became the sole shareholder of Nova Living (M) SDN. BHD. (“Nova Malaysia”), a company incorporated on July 26, 2019 under the laws of Malaysia.

On January 7, 2020, we transferred our entire interest in Bright Swallow to Y-Tone (Worldwide) Limited an unrelated third party, for cash consideration of $2.50 million, pursuant to a formal agreement entered into on January 7, 2020. We received the payment on May 11, 2020.

On October 14, 2020, the Macao Trade and Investment Promotion Institute approved that Nova Macao’s offshore license became invalid under the order of Repeal of Legal Regime of the Offshore Services by Macao Special Administrative Region. Nova Macao then entered the de-registration procedure and the current business will be taken over by Nova HK.

On November 5, 2020, Nova LifeStyle, Inc. acquired Nova Living (HK) Group Limited (“Nova HK”) which was incorporated in Hong Kong on November 6, 2019. Nova HK will take over Nova Macao’s business. This company is in a planning stage and has had minimum operations in 2020.

Our experience developing and marketing products for international markets has enabled us to develop the scale, logistics, marketing, manufacturing efficiencies and design expertise that serve as the foundation for us to expand aggressively into the highly attractive U.S., Canadian, Mexico, Honduras, Dominican Republic, Asian and Middle Eastern markets.

Due to the recent imposition of significant trade tariffs on importation from China to the United States and the adverse effect such policies have on our operations, we are actively pursuing alternative product lines with positive growth potential. One such area pertains to the health-oriented furniture segment which continues to experience popularity, particularly in Asia. Since the second quarter of 2019, we have developed a line of high-end physiotherapeutic jade mats with China-based manufacturing partners for use in therapy clinics, hospitality, and real estate projects in Asia. We launched our first flagship showroom/retail store in Kuala Lumpur, Malaysia in late 2019, which, after a COVID-19 related closing, was reopened in May 2020. On August 28, 2020, after few months reopening, Malaysia government extended Movement Control Order to prohibit the businesses to open to public until March 5, 2021 to contain the spread of COVID-19. We expect that our flagship showroom/retail store will serve as one of our primary distribution channels in Malaysia. Marketing of jade mats will focus on their premium therapeutic qualities and target health conscious general consumers and professionals. We have limited experience with operations in Southeast Asia and considerable management attention and resources may be required to manage these new markets and product lines. We may be subject to additional risks including credit risk, currency exchange rate fluctuations, foreign exchange controls, import and export requirements, potentially adverse tax consequences and higher costs associated with doing business internationally.

Beginning in late 2019, there were reports of the COVID-19 (coronavirus) outbreak in Wuhan, China, and the epidemic quickly spread to many provinces, autonomous regions, and cities in China as well as many parts of the world, including the U.S. and Malaysia. In March 2020, the World Health Organization declared the COVID-19 a pandemic. In response to the evolving dynamics related to the COVID-19 outbreak, the Company has been following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and retail partners. The Company’s two showrooms and warehouse in Malaysia was closed from March, 2020 to May, 2020.  The Los Angeles facility has been closed since March 16, 2020 and reopened in full operation on June 1, 2020. On May 12, 2020, the Company’s Kuala Lumpur office and warehouse reopened for business. However, on August 28, 2020, Malaysia government extended the shutdown order to all business until March 5, 2021. The third-party contract manufacturers that the Company utilizes in China were closed from the beginning of the Lunar New Year Holiday at the end of January 2020 through the beginning of March 2020. Certain of the Company’s new products are being sourced from manufacturers in India starting in 2020. The factories in India suspended their operations as a result of the Covid-19 pandemic during March through early May 2020. Currently, the factories in India have resumed their operations. Economic activities in Malaysia were reopened on March 5, 2021 through the end of the six-month shutdown order imposed by Malaysia government on August 28, 2020. Shipping of products from Asia has experienced significant delays since the onset of the pandemic and the costs of shipping from Asia have increased since the onset; and we may experience shipping disruptions in the future.   Finally, the Company expects that the impact of the COVID-19 outbreak on the United States and world economies will continue to have a material adverse impact on the demand for its products. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the business interruption and the related financial impact cannot be reasonably estimated at this time.

The COVID-19 outbreak precludes in person sales meetings or visits being made out of all of the Company’s offices or attendance at furniture trade shows, but the Company continues to receive orders and solicit business via telephone and email.  The Company has experienced reduced demand for its products and purchase order cancellations as a result of the COVID-19 pandemic, however, though in 2020 we have been experiencing a 39.59% increase in orders placed with us online compared with 2019.

We do not have access to a revolving credit facility. On May 4, 2020, the Company received loan proceeds in the amount of approximately $139,802 under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. On May 5, 2020, Diamond Bar Outdoors Inc. (“Diamond Bar”) was granted a loan from Cathay Bank in the aggregate amount of $176,294, pursuant to the Paycheck Protection Program. In June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. We currently believe that our financial resources will be adequate to finance our operations through the outbreak.  However, in the event that we do need to raise capital in the future, the outbreak-related instability in the securities markets could adversely affect our ability to raise additional capital.

Many of our employees are currently working remotely, and our systems appear adequate to address the current demands on our employees. We do not expect that the remote working arrangements will materially and adversely impact our internal control over financial reporting and disclosure controls and procedures. While there can be no assurance, at the present time we expect the outbreak-related circumstances to result in material impairments of our inventory of Jade Mattress in Malaysia that significantly affect management’s judgements in assessing the fair value of our assets.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for Nova LifeStyle and its subsidiaries, Diamond Bar, Nova Macao, i Design, Nova Furniture, Nova Samoa, Nova Malaysia, Nova HK and its former subsidiary, Bright Swallow.

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

Accounts Receivable

Our accounts receivable arises from product sales. We do not adjust receivables for the effects of a significant financing component at contract inception if we expect to collect the receivables in one year or less from the time of sale. We do not expect to collect receivables greater than one year from the time of sale. Our policy is to maintain an allowance for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  We maintained an allowance for bad debt of $5,201 and $3,942 as of December 31, 2020 and 2019, respectively. During the years ended December 31, 2020 and 2019, bad debts provision (reversal) from continuing operations were $1,259 and ($220,853), respectively. During the years ended December 31, 2020 and 2019, bad debt expenses from discontinued operations were $0. As of December 31, 2020, we had gross receivable of $520,140 of which no amount was over 90 days past due. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing trade accounts receivable. We determine the allowance based on historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

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

Nova Lifestyle, Inc. and Diamond Bar are subject to U.S. federal and state income taxes. Nova Furniture BVI and Bright Swallow were incorporated in the BVI, Nova Samoa was incorporated in Samoa and Nova Macao was incorporated in Macau. There is no income tax for companies domiciled in the BVI, Samoa and Macau. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to the BVI, Samoa and Macau tax jurisdictions where Nova Furniture BVI and Bright Swallow, Nova Samoa and Nova Macao are domiciled. Nova Malaysia is incorporated in Malaysia and is subject to Malaysia income taxes. Nova HK is incorporated in Hong Kong and is subject to Hong Kong income taxes.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault.  As alternatives for the product return option, the customers have the option of asking us for a discount for products with quality issues, or of receiving replacement parts from us at no cost. The amount of reserves for return of products, the discount provided to the customers, and cost for the replacement parts were immaterial for the years ended December 31, 2020 and 2019.

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling expenses on our consolidated statements of comprehensive income (loss).

Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in United States Dollar (“$” or “USD”), which is also the functional currency of Nova LifeStyle, Nova Furniture, Nova Samoa, Nova Macao, Bright Swallow, Diamond Bar, Nova HK and i Design.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 2020	RM4.02 to 1
December 31, 2019	RM4.09 to 1

Income statement and cash flow items
For the year ended December 31, 2020	RM4.20 to 1
For the period ended December 31, 2019	RM4.13 to 1

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

We concluded that we had one reportable segment under ASC 280 because Diamond Bar is a furniture distributor based in California focusing on customers in the US, Bright Swallow is a furniture distributor focusing on customers primarily in Canada, Nova Macao is a furniture distributor based in Macao focusing on international customers, and Nova Malaysia is a furniture retailer and distributor focusing on customers primarily in Malaysia. Each of our subsidiaries is operated under the same senior management of our company, and we view the operations of Diamond Bar, Bright Swallow, Nova Macao, Nova HK and Nova Malaysia as a whole for making business decisions. Our long-lived assets are mainly property, plant and equipment located in the United States and Malaysia for administrative purposes.

Net sales to customers by geographic area are determined by reference to the physical product shipment delivery locations requested by our customers. For example, if the products are delivered to a customer in the U.S., the sales are recorded as generated in the U.S.; if the customer directs us to ship its products to China, the sales are recorded as sold in China.

New Accounting Pronouncements

Recent Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the fair value hierarchy. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The Company applied the new standard beginning January 1, 2020. The adoption of this standard did not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

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

For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period.  The Company is currently evaluating the impact that ASU 2020-06 may have on its consolidated financial statements and related disclosures.

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

The following table sets forth the results of our operations for the years ended December 31, 2020 and 2019. Certain columns may not add due to rounding.

	Years Ended December 31,
	2020		2019
	$	% of Sales	$	% of Sales
Net sales	$11,350,230		$21,983,279
Cost of sales	(31,242,671)	275%	(20,690,015)	94%
Gross (loss) profit	(19,892,441)	(175%)	1,293,264	6%
Operating expenses	(6,412,335)	56%	(7,089,621)	32%
Loss from operations	(26,304,776)	(232%)	(5,796,357)	(26%)
Other expenses, net	(96,183)	(1%)	(89,281)	(0%)
Income tax benefit (expenses)	649,165	6%	(251,042)	(1%)
Loss from continuing operations	(25,751,794)	(227%)	(6,136,680)	(28%)
Loss from discontinued operations	(326,531)	(3%)	(2,464,044)	(11%)
Net loss	(26,078,325)	(230%)	(8,600,724)	(39%)

Net Sales

Net sales from continuing operations for the year ended December 31, 2020 were $11.35 million, a decrease of 48% from $21.98 million in 2019. This decrease in net sales resulted primarily from a 23.08% decrease in sales volume, simultaneously with a 32.88% decrease in average selling price. Our three largest selling product categories in the year ended December 31, 2020 were sofas, beds and coffee table, which accounted for approximately 52%, 14% and 8% of sales from our continuing operations, respectively. In the year ended December 31, 2019, the three largest selling categories were sofas, cabinets and beds, which accounted for approximately 50%, 13% and 10% of sales from our continuing operations, respectively.

Our revenue has been adversely impacted by three factors: (a) the Covid-19 pandemic and its impact on worldwide demand and the timing and effectiveness of any vaccines, (b) our decision to move away from low margin products and to eliminate customers generating low margin sales and customers that have slow payment histories, and (c) the increased trade tariffs imposed by the United States on products manufactured in China. The trade tariffs imposed by the United States would have effectively reduced or eliminated our gross margin on our low cost, low margin products, which in part drove our decision to move away from those products. The resulting shift from those low margin products caused certain of our distributors that historically had represented a significant portion of our revenue to move their business to other providers. The $10.63 million decrease in net sales from continuing operations in the year ended December 31, 2020, compared to the year of 2019, was mainly due to decreased sales to China. Sales to China, decreased 100% to $0 in the year ended December 31, 2020, as compared to $11.79 million in 2019, primarily due to no sales orders from our customers in China. Sales to North America were $10.85 million in the year ended December 31, 2020, an increase of 6.63% from $10.17 million in 2019. We changed our sales strategy to seek sales of products of higher margins and shorter collection time on the customers’ accounts receivable. Sales to Asia (excluding China) increased to $0.47 million in the year ended December 31, 2020, compared to $0 in 2019, primarily due to sales orders received from new customers for jade mats in Malaysia. Sales to other countries increased to $34,244 in the year ended December 31, 2020, compared to $17,720 in 2019. The increased sales in other countries were primarily due to more sales orders from our customers.

Cost of Sales

Cost of sales from continuing operations consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales from continuing operations increased by 51% to $31.24 million in the year ended December 31, 2020, compared to $20.69 million in 2019. Cost of sales as a percentage of sales increased to 275% in the year ended December 31, 2020, compared to 94% in 2019. The increase of cost of sales in dollar term, and cost of sales as a percentage of sales, is a result of two related factors: (a) our write down of $24 million of our slow-moving inventory, primarily the jade mats in Malaysia, to the lower of cost and net realizable value in the year of 2020, compared to an inventory write-down of $3.61 million in 2019; (b) a change in the mix of our products sold as a result of our suspension of operations in Malaysia due to Covid-19. Due to Malaysia government’s shut down orders caused by prolonged covid-19 pandemic, our Malaysian operations have been curtailed.

Gross (Loss) Profit

Gross loss from continuing operations was $19.89 million in the year ended December 31, 2020, compared to gross profit of $1.29 million in 2019. Our gross loss margin was 175% in the year ended December 31, 2020, compared to a positive gross profit margin of 6% in 2019. The decrease in gross profit margin is a result of our write down of $24 million of our slow-moving inventory, primarily the jade mats in Malaysia, in the year of 2020, compared to an inventory write-down of $3.61 million in 2019.

Operating Expenses

Operating expenses from continuing operations consisted of selling, general and administrative expenses. Operating expenses were $6.41 million in the year ended December 31, 2020, compared to $7.09 million in 2019. Selling expenses increased by 10%, or $162,563, to $1.75 million in the year ended December 31, 2020, from $1.59 million in 2019, primarily due to increased marketing and advertising expenses, partially offset by the drop of show and travelling expenses. On the other hand, general and administrative expenses decreased by 15%, or $0.84 million, to $4.66 million in the year ended December 31, 2020, from $5.50 million in 2019, primarily due to a decrease in traveling expenses of $0.51 million, a decrease of $0.51 million in legal and professional fees and partially offset by the increment of $0.11 million of insurance.

Other Expenses, Net

Other expenses, net, from continuing operations was $96,183 in the year ended December 31, 2020, compared with other expenses, net, of $89,281 in 2019, representing an increase in other expenses of $6,902. The increase in other expenses was due primarily to the increase of foreign exchange loss to $297,965 for the year ended December 31, 2020 from foreign exchange gain of $79 in 2019. The loss in 2020 was mainly a result of the depreciation of Malaysian Ringgit against U.S. dollars on the Company's assets in Malaysia. Also, there was an increase in financial expenses of $17,034 to $170,184 for the year ended December 31, 2020, from $153,150 in 2019. The increment was partially offset by the government grant of $336,096 for the year ended December 31, 2020, in the form of forgivable loans which we have used for eligible purposes.

Income Tax Benefit (Expenses)

Income tax benefit from continuing operations was $649,165 in the year ended December 31, 2020, compared with $251,042 of income tax expense in 2019. The income tax benefit was primarily related to deferred tax on net loss for the year ended December 31, 2020. The income tax expense for the year ended December 31, 2019 was mainly due to full valuation allowance against deferred tax assets, partially offset by a reversal of tax liability reserves due to a statute of limitations expiration in 2019.

Loss from Continuing Operations

As a result of the foregoing, our loss from continuing operations was $25.75 million in the year ended December 31, 2020, compared with $6.14 million of loss for the year of 2019.

Loss from Discontinued Operations

On January 7, 2020, we transferred our entire interest in Bright Swallow to Y-Tone (Worldwide) Limited, an unrelated third party, for cash consideration of $2.50 million, pursuant to a formal agreement entered into on January 7, 2020. We received the payment on May 11, 2020. Operations of Bright Swallow were reported as discontinued operations in the accompanying consolidated financial statements for all periods presented. We had loss from discontinued operations of $0.33 million in the year ended December 31, 2020, and loss from discontinued operations of $2.46 million in 2019.

Net Loss

As a result of the foregoing, our net loss was $26.08 million in the year ended December 31, 2020, compared with $8.60 million of net loss for the year of 2019.

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

We rely primarily on internally generated cash flow and available working capital to support growth.  We may seek additional financing in the form of bank loans or other credit facilities or funds raised through future offerings of our equity or debt, if and when we determine such offerings are required.  As of December 31, 2020, we do not have any credit facilities. We believe that our current cash and cash equivalents and anticipated cash receipts from sales of products will be sufficient to meet our anticipated working capital requirements and capital expenditures for the next 12 months.

We had net working capital of $41,269,620 at December 31, 2020, a decrease of $25,764,551 from net working capital of $67,034,171 at December 31, 2019. The ratio of current assets to current liabilities was 21.38-to-1 at December 31, 2020.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2020 and 2019:

	2020	2019
Cash provided by (used in):
Operating activities	$(2,075,272)	$14,885,246
Investing activities	672,757	(25,902)
Financing activities	466,096	(6,864,354)

Net cash used in operating activities was $2.07 million in the year ended December 31, 2020, a decrease of cash inflow of $16.96 million from $14.89 million of cash provided by operating activities in 2019. The decrease of cash inflow was attributable primarily to a decreased cash inflow of $66.55 million from accounts receivable to $0.13 million cash outflow in the year ended December 31, 2020, compared to $66.42 million cash inflow in 2019, such decrease being primarily due to our reduced sales in the year ended December 31, 2020 and significant accounts receivable collected from our customers in the year ended December 31, 2019. In past years, we had allowed our key customers to take longer than the granted credit periods to settle their purchases, in order to boost sales. Starting from the second half of 2018, we had been monitoring them closely for payment but our accounts receivable still reached a record high of $66.59 million as of December 31, 2018, and this negatively impacted our cash flow from operating activities. In 2019, the industry environment worsened as a result of the imposition by the U.S. of tariffs on products manufactured in China. We determined not to accept new sales orders from those key customers until they settled all overdue balances. As a result of customer payments and the significant reduction in sales, we were able to reduce our accounts receivable balance by approximately $66.42 million in the first quarter of 2019. We will continue our efforts to tighten customers’ credit terms and expect that most of our customers will pay according to the contract terms going forward.

The decrease in operating cash inflow was partially offset by the increase in cash inflow for advance to suppliers of $45.56 million to $27.36 million cash inflow in the year ended December 31, 2020, compared to $18.20 million cash outflow in 2019, such increase in cash inflows being mainly due to placing less amount of deposits to our suppliers in China due to receipt of fewer sales orders from customers; and the increase in cash inflow for accounts payable of $4.06 million to $0.33 million cash inflow in the year ended December 31, 2020, compared to $3.73 million cash outflow in 2019, such decrease in cash outflows being mainly due to fewer purchases made in the year ended December 31, 2020.

Due to the recent imposition of significant trade tariffs on importation from China to the United States, we are actively developing alternative markets and product lines. We have been developing relationships with potential customers in Asia who intend to purchase high-end health furniture products for use in therapy clinics, hospitality and real estate projects. We have also been networking with sales agents to develop these markets. In the second quarter of 2019, we sourced physiotherapeutic jade mats from manufacturers in China. Purchase of these inventories totaled were $27.61 million and $27.72 million in 2020 and 2019, respectively.

Net cash provided by investing activities was $0.67 million in the year ended December 31, 2020, primarily relating to cash of Bright Swallow disposed of $1.46 million in January 2020 while we received $2.50 million cash consideration for this sale transaction. We also incurred cash outflow of $365,043 from purchases of property and equipment in the year ended December 31, 2020, compared to $25,902 in 2019.

Net cash provided by financing activities was $0.47 million in the year ended December 31, 2020, a decrease of cash outflow of $7.33 million from cash outflow of $6.86 million in 2019. In the year ended December 31, 2020, we received $0.47 million from other loans (see Note 11 to the financial statements). In the year ended December 31, 2019, we repaid $23.76 million in bank loans and borrowed $17.51 million in bank loans, while repurchasing common stock for $616,193.

As of December 31, 2020, we had gross accounts receivable of $520,140, of which $346,955 was not yet past due and $173,185 was less than 90 days past due. We had an allowance for bad debt of $5,201. As of March 22, 2021, $490,184 of accounts receivable outstanding as of December 31, 2020 had been collected.

All accounts receivable outstanding at December 31, 2019 had been collected during 2020.

As of December 31, 2020 and 2019, we had advances to suppliers of $381,894 and $27,745,184, respectively. These supplier prepayments are made for goods before we actually receive them.

For a new product, the normal lead time from new product R&D, prototype, and mass production to delivery of goods from our suppliers to us is approximately six to nine months after we make advance payments to our suppliers. For other products, the typical time is five months after our advance payment. Due to the COVID-19 pandemic, freight transportation of products from our international suppliers has been delayed or suspended during the outbreak. As such, no reserve on supplier prepayments had been made or recorded by us. We will consider the need for a reserve when and if a supplier fails to fulfill our orders within the time frame as stipulated in the purchase contracts. As of December 31, 2020, and 2019, no reserve on supplier prepayments had been made or recorded by us.

As of March 22, 2021, 72% of our advances to suppliers outstanding at December 31, 2020 had been delivered to us in the form of purchases of furniture.

Lines of Credit

On September 19, 2017, Diamond Bar extended the line of credit up to a maximum of $8,000,000 to mature on June 1, 2019. The annual interest rate was 5.50% as of December 31, 2019. The line of credit was secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. We paid off our lines of credit upon expiration on June 30, 2019. As of December 31, 2020, and 2019, Diamond Bar had $0 outstanding on the line of credit.  During the years ended December 31, 2020 and 2019, the Company recorded interest expense of $0 and $35,444, respectively.

As of December 31, 2020, and 2019, we do not have any credit facilities.

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

Other Long-Term Liabilities

As of December 31, 2020, we recorded long-term taxes payable of $1.63 million, consisting of an income tax payable of $1.63 million, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on our post-1986 foreign unremitted earnings, and a $0.01 million unrecognized tax benefit, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2020. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control over Financial Reporting

Our management, with oversight from our audit committee, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements. In designing and evaluating internal controls, management recognizes that any internal controls, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of control systems must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in the 2013 Internal Control-Integrated Framework.  Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to nominees for director of Nova LifeStyle, compliance with Section 16(a) of the Securities Exchange Act of 1934, and the Company’s code of ethics is set forth under the captions “Proposal 1–Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Code of Ethics,” respectively, in the Proxy Statement for the 2021 Annual Meeting of Stockholders. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020.

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

4.1	Specimen Stock Certificate (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
4.2†	Description of Securities registered under Section 12 of the Securities Exchange Act of 1934, as amended
10.1

Shareholder Agreement by and between Nova Furniture Limited and St. Joyal, dated January 1, 2011 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)

10.2#	Form of Director Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 3, 2013)
10.3#	Nova LifeStyle, Inc. 2014 Omnibus Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 333-163019) filed on July 10, 2014)
10.4#

Nova LifeStyle, Inc. Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (File No. 333-163019) filed on July 10, 2014)

10.5#

Employment Agreement by and between Nova Lifestyle Inc. and Thanh H. Lam dated May 8, 2018 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2018)

10.6

Sales Representative Agreement between Diamond Bar Outdoors, Inc. and Tawny Lam Consulting, Inc. dated January 4, 2018 (Incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed April 1, 2019)

10.7

Employment Agreement by and between Nova Lifestyle Inc. and Jeffery Chuang dated August 12, 2019 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2019)

10.8

Sales Representative Agreement by and between Diamond Bar Outdoors, Inc. and Tawny Lam Consulting, Inc. dated January 4, 2020 (Incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on May 12, 2020)

10.9

Sale and Purchase Agreement by and between Nova LifeStyle, Inc. and Y-Tone (Worldwide) Limited dated January 7, 2020 (Incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on May 12, 2020)

10.10#†	Employment Agreement by and between Nova Lifestyle Inc. and Jeffery Chuang dated August 10, 2020
14.1	Code of Business Conduct and Ethics of Nova Lifestyle, Inc. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 10, 2013)
21.1†	Subsidiaries of the Registrant
23.1†	Consent of Centurion ZD CPA & Co.
24.1†	Power of Attorney (Included on the Signature Page of this Annual Report on Form 10-K)
31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

#           Indicates management contract or compensatory plan, contract or arrangement.

†Filed herewith.

‡Furnished herewith.

NOVA LIFESTYLE, INC.

Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Nova Lifestyle, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nova Lifestyle, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory write-down

As described in Note 4 of the consolidated financial statements, inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the year ended December 31, 2020, the Company recorded inventory impairment charges of $24.01 million. Inventories include items that have been written down to the Company’s best estimate of their realizable value, which includes consideration of various factors.

We identified the inventory write-down as a critical audit matter. The Company’s determination of future markdowns is subjective. Specifically, there was a high degree of subjective auditor judgment in evaluating how the Company’s merchandising strategy and related inventory markdown assumptions affected the realizable value of inventory.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others: (i) observing the physical condition of inventories during inventory counts; (ii) evaluating the appropriateness of management's process for developing the estimates of net realizable value (iii) testing the reliability of reports used by management by agreeing to underlying records; (iv) testing the reasonableness of the assumptions about quality, damages, future demand, selling prices and market conditions by considering with historical trends and consistency with evidence obtained in other areas of the audit; and corroborating the assumptions with individuals within the product team; and (v) assessing the Company’s adjustments of inventory costs to net realizable value for slow-moving and obsolete inventories by (1) comparing the historical estimate for net realizable value adjustments to actual adjustments of inventory costs, and (2) analyzing sales subsequent to the measurement date.

/s/ Centurion ZD CPA & Co.

We have served as the Company's auditor since 2016.

Hong Kong, China

March 29, 2021

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

	2020	2019

Assets

Current Assets
Cash and cash equivalents	$8,744,784	$7,423,198
Accounts receivable, net	514,939	390,241
Advance to suppliers	381,894	27,745,184
Inventories	32,814,520	29,724,665
Prepaid expenses and other receivables	349,746	173,607
Tax receivable	489,020	-
Current assets of discontinued operations	-	3,041,976

Total Current Assets	43,294,903	68,498,871

Noncurrent Assets
Plant, property and equipment, net	453,518	136,512
Operating lease right-of-use assets, net	2,319,742	2,658,344
Lease deposit	73,801	43,260
Goodwill	218,606	218,606
Deferred tax asset	117,952	-

Total Noncurrent Assets	3,183,619	3,056,722

Total Assets	$46,478,522	$71,555,593

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

DECEMBER 31, 2020 AND 2019

	2020	2019

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$743,785	$417,918
Operating lease liability, current	688,082	481,068
Advance from customers	266,243	26,450
Accrued liabilities and other payables	327,173	301,764
Income tax payable	-	22,055
Current liabilities of discontinued operations	-	215,445

Total Current Liabilities	2,025,283	1,464,700

Noncurrent Liabilities
Other Loan	150,000	-
Operating lease liability, non-current	1,746,070	2,211,061
Income tax payable	1,628,694	1,833,286
Non-current liabilities of discontinued operations	-	-

Total Noncurrent Liabilities	3,524,764	4,044,347

Total Liabilities	5,550,047	5,509,047

Contingencies and Commitments

Stockholders' Equity
Common stock, $0.001 par value; 15,000,000 shares authorized, 5,769,104 and 5,741,604 shares issued and outstanding; as of December 31, 2020 and 2019, respectively	5,769	5,741
Additional paid-in capital	40,382,998	40,221,062
Statutory reserves	6,241	6,241
Accumulated other comprehensive income	798,290	-
Treasury stock, at cost, 172,870 shares as of December 31, 2020 and 2019	(616,193)	(616,193)
Retained earnings	351,370	26,429,695

Total Stockholders' Equity	40,928,475	66,046,546

Total Liabilities and Stockholders' Equity	$46,478,522	$71,555,593

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019

Net Sales	$11,350,230	$21,983,279

Cost of Sales	31,242,671	20,690,015

Gross (Loss) Profit	(19,892,441)	1,293,264

Operating Expenses
Selling expenses	1,748,105	1,585,542
General and administrative expenses	4,664,230	5,504,079

Total Operating Expenses	6,412,335	7,089,621

Loss From Operations	(26,304,776)	(5,796,357)

Other Income (Expenses)
Non-operating income, net	354,121	37,915
Foreign exchange transaction (loss) gain	(297,965)	79
Interest income, net	17,845	25,875
Financial expense	(170,184)	(153,150)

Total Other Expenses, Net	(96,183)	(89,281)

Loss Before Income Taxes and Discontinued operations	(26,400,959)	(5,885,638)

Income Tax Benefit (Expense)	649,165	(251,042)

Loss From Continuing Operations	(25,751,794)	(6,136,680)

Loss From Discontinued Operations	(326,531)	(2,464,044)

Net Loss	(26,078,325)	(8,600,724)

Other Comprehensive Income
Foreign currency translation	798,290	-

Net Loss and Comprehensive Loss	(25,280,035)	(8,600,724)

Basic and Diluted weighted average shares outstanding	5,740,620	5,666,320
Diluted weighted average shares outstanding	5,740,620	5,666,320

Loss from continuing operations per share of common stock
Basic	$(4.48)	$(1.08)
Diluted	$(4.48)	$(1.08)

Loss from discontinued operations per share of common stock
Basic	$(0.06)	$(0.44)
Diluted	$(0.06)	$(0.44)

Net loss per share of common stock
Basic	$(4.54)	$(1.52)
Diluted	$(4.54)	$(1.52)

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

					Accumulated
			Additional		Other			Total
	Common stock		Paid in	Treasury	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Income	Reserve	Earnings	Equity

Balance at January 1, 2019	5,713,330	5,713	39,864,003	-	-	6,241	35,030,419	74,906,376

Stock issued to employees	4,500	5	17,320	-	-	-	-	17,325

Stock issued to consultants	23,774	23	99,977	-	-	-	-	100,000

Stock options vested to board of directors and employees	-	-	239,762	-	-	-	-	239,762

Common stock repurchase	-	-	-	(616,193)	-	-	-	(616,193)

Net loss	-	-	-	-	-	-	(8,600,724)	(8,600,724)

Balance at December 31, 2019	5,741,604	$5,741	$40,221,062	$(616,193)	$-	$6,241	$26,429,695	$66,046,546

Stock issued to employees	7,500	8	15,742	-	-	-	-	15,750

Stock issued to consultants	20,000	20	50,980	-	-	-	-	51,000

Stock options vested to board of directors and employees	-	-	95,214	-	-	-	-	95,214

Foreign currency translation gain	-	-	-	-	798,290	-	-	798,290

Net loss	-	-	-	-	-	-	(26,078,325)	(26,078,325)

Balance at December 31, 2020	5,769,104	$5,769	$40,382,998	$(616,193)	$798,290	$6,241	$351,370	$40,928,475

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019

Cash Flows From Operating Activities
Net loss	$(26,078,325)	$(8,600,724)
Net loss from discontinued operations	326,531	2,464,044
Net loss from continuing operations	$(25,751,794)	$(6,136,680)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Forgiveness of other loans	(316,096)	-
Depreciation and amortization	61,932	36,486
Inventories write down	24,006,489	3,605,748
Amortization of operating lease right-of-use assets	685,882	474,291
Deferred tax benefit	(117,952)	436,449
Stock compensation expense	157,439	369,247
Changes in bad debt allowance	1,259	(220,853)
Changes in operating assets and liabilities:
Accounts receivable	(125,957)	66,423,276
Advance to suppliers	27,363,289	(18,199,695)
Inventories	(27,096,344)	(26,959,301)
Operating lease liabilities	(606,185)	(440,507)
Other current assets	(203,927)	(88,607)
Accounts payable	325,867	(3,728,008)
Advance from customers	231,846	(18,859)
Accrued liabilities and other payables	24,393	(498,457)
Taxes payable	(715,413)	(984,627)

Net Cash (Used in) Provided by Continuing Operations	(2,075,272)	14,069,903
Net Cash Provided by Discontinued Operations	-	815,343
Net Cash (Used in) Provided by Operating Activities	(2,075,272)	14,885,246

Cash Flows From Investing Activities
Cash received from sales of subsidiary, net of cash disposed of	1,037,800	-
Purchase of property and equipment	(365,043)	(25,902)

Net Cash Provided by (Used in) Continuing Operations	672,757	(25,902)
Net Cash Provided by Discontinued Operations	-	-
Net Cash Provided by (Used in) Investing Activities	672,757	(25,902)

Cash Flows From Financing Activities
Proceeds from line of credit and bank loan	-	17,512,205
Repayment to line of credit and bank loan	-	(23,760,366)
Proceeds from other loans	466,096	-
Repurchase of treasury stock	-	(616,193)

Net Cash Provided by (Used in) Continuing Operations	466,096	(6,864,354)
Net Cash Provided by Discontinued Operations	-	-
Net Cash Provided by (Used in) Financing Activities	$466,096	$(6,864,354)

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$795,805	$-

Net (decrease) increase in cash and cash equivalents	(140,614)	7,994,990

Cash and cash equivalents, beginning of year	8,885,398	890,408

Cash and cash equivalents, ending of year	$8,744,784	$8,885,398

Analysis of cash and cash equivalents

Included in cash and cash equivalents per consolidated balance sheets	8,744,784	$7,423,198
Included in assets of discontinued operations	-	1,462,200
Cash and cash equivalents, end of year	$8,744,784	$8,885,398

Supplemental Disclosure of Cash Flow Information

Continuing operations:
Cash paid during the years for:
Income tax payments	$62,765	$799,220
Interest expense	$8,113	$64,286
Non-cash financing activities:
Operating lease assets obtained in exchange for operating lease obligation	$-	$-

Discontinued operations:
Cash paid during the years for:
Income tax payments	$-	$-
Interest expense	$-	$-

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 1 - Organization and Description of Business

Organization and Business

Nova LifeStyle, Inc. (“Nova LifeStyle” or the “Company”), formerly known as Stevens Resources, Inc., was incorporated in the State of Nevada on September 9, 2009.

The Company is a U.S. holding company with no material assets other than the ownership interests of its subsidiaries through which it markets, designs and sells furniture worldwide: Nova Furniture Limited in the British Virgin Islands (“Nova Furniture”), Nova Furniture Ltd. in Samoa (“Nova Samoa”), Bright Swallow International Group Limited (“Bright Swallow” or “BSI”), Nova Furniture Macao Commercial Offshore Limited (“Nova Macao”), Diamond Bar Outdoors, Inc. (“Diamond Bar”), Nova Living (M) SDN. BHD. (“Nova Malaysia”) and Nova Living (HK) Group Limited (“Nova HK”).

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

On December 7, 2017, Nova LifeStyle, Inc. incorporated i Design Blockchain Technology, Inc. (“i Design”) under the laws of the State of California. The purpose of i Design is to build the Company’s own blockchain technology team. This new company will focus on the application of blockchain technology in the furniture industry, including encouraging and facilitating interactions among designers and customers, and building a blockchain-powered platform that enables designers to showcase their products, including current and future furniture designs. This company is in the planning stage and has had minimum operations in 2020.

On December 12, 2019, Nova LifeStyle, Inc. acquired Nova Malaysia at cost of $1 which was incorporated in Malaysia on July 26, 2019. The purpose of this acquisition is to market and sell high-end physiotherapeutic jade mats for use in therapy clinics, hospitality, and real estate projects in Malaysia and other regions in Southeast Asia.

On January 7, 2020, the Company transferred its entire interest in Bright Swallow to Y-Tone (Worldwide) Limited, an unrelated third party, for cash consideration of $2.50 million, pursuant to a formal agreement entered into on January 7, 2020. The Company received the payment on May 11, 2020. As of December 31, 2020, operations of Bright Swallow were reported as discontinued operations in the accompanying consolidated financial statements for all periods presented. Accordingly, assets, liabilities, revenues, expenses and cash flows related to Bright Swallow have been reclassified in the consolidated financial statements as discontinued operations for all periods presented. Additional information with respect to the sale of Bright Swallow is presented at Note 3.

On October 14, 2020, the Macao Trade and Investment Promotion Institute approved that Nova Macao’s offshore license became invalid under the order of Repeal of Legal Regime of the Offshore Services by Macao Special Administrative Region. Nova Macao then entered the de-registration procedure and the current business will be taken over by Nova HK.

On November 5, 2020, Nova LifeStyle, Inc. acquired Nova HK at cost of $1,290 which was incorporated in Hong Kong on November 6, 2019. Nova HK will take over Nova Macao’s business. This company is in a planning stage and has had minimum operations in 2020.

The “Company” and “Nova” collectively refer to Nova LifeStyle, the U.S. parent, and its subsidiaries, Nova Furniture, Nova Samoa, Nova Macao, Diamond Bar, i Design, Bright Swallow, Nova HK and Nova Malaysia.

COVID-19

Beginning in 2020, a strain of novel coronavirus (“COVID-19”) has spread globally and, at this point, the Company’s operations has been adversely impacted by the COVID-19 pandemic. In particular, during the year ended December 31, 2020, Nova Malaysia had not been able to operate in full capacity due to Malaysian government’s shut down orders which resulted in sales lagging and slow-moving inventories.

The extent of the impact of the COVID-19 pandemic will continue to have on the Company’s business is highly uncertain and difficult to predict and quantify, as the responses that the Company, other businesses and governments are taking continue to evolve. Furthermore, economies worldwide have also been negatively impacted by the COVID-19 pandemic. Policymakers around the globe have responded with fiscal policy actions intended to support the economy as a whole, but it is presently unknown whether and to what extent further fiscal actions will continue or be effective. The magnitude and overall effectiveness of these actions remain uncertain.

The severity of the impact of the COVID-19 pandemic on the Company’s business will continue to depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, service providers and suppliers, all of which are uncertain and cannot be predicted. As of the date of issuance of the Company’s financial statements, the extent to which the COVID-19 pandemic may in the future materially impact the Company’s financial condition, liquidity or results of operations is uncertain. The Company is monitoring and assessing the evolving situation closely and evaluating its potential exposure.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

After the close of the year to which these financial statements relate, the Company experienced (and continues to experience) significant adverse impacts of novel coronavirus (COVID-19) and the related public health orders. The Company’s two showrooms in Kuala Lumpur have been closed since March 18, 2020 and reopened on March 5, 2021. Finally, the Company expects that the impact of the COVID-19 outbreak on the United States and world economies will continue to have a material adverse impact on the demand for its products. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the business interruption and the related financial impact cannot be reasonably estimated at this time

Reverse split

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the two-step goodwill impairment test for the Diamond Bar reporting unit.  Accordingly, as of December 31, 2020 and 2019, the Company concluded there was no impairment of goodwill of Diamond Bar.

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

Balance at January 1, 2020	$3,942
Provision for the year	1,259
Balance at December 31, 2020	$5,201

During the years ended December 31, 2020 and 2019, bad debts provision (reversal) from continuing operations was $1,259 and ($220,853), respectively. During the years ended December 31, 2020 and 2019, bad debt provision and written off from discontinued operations were $0.

Advances to Suppliers

Advances to suppliers are reported net of allowance when the Company determines that amounts outstanding are not likely to be collected in cash or utilized against purchase of inventories. Based on its historical record and in normal circumstances, the Company receives goods within 5 to 9 months from the date the advance payment is made. Due to the COVID-19 pandemic, freight transportation of products from our international suppliers has been delayed or suspended during the outbreak. As such, no reserve on supplier prepayments had been made or recorded by the Company. Any provisions for allowance for advances to suppliers, if deemed necessary, are included in general and administrative expenses in the consolidated statements of comprehensive income (loss). During the years ended December 31, 2020 and 2019, no provision was made on advances to suppliers.

Inventories

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow-moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the years ended December 31, 2020 and 2019, the Company wrote-down $24.01 million and $3.61 million of slow-moving inventory, respectively. The inventory write-down is included in “Cost of Sales” from continuing operations in the consolidated statements of comprehensive income. There were no write-downs of inventories from the Company’s discontinued operations for the years ended December 31, 2020 and 2019.

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

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expenses from continuing operations were $33,746 and $132,844 for the years ended December 31, 2020 and 2019, respectively. During the years ended December 31, 2020 and 2019, research and development costs from discontinued operations were $0.

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

Nova Lifestyle, Inc. and Diamond Bar are subject to U.S. federal and state income taxes. Nova Furniture BVI and Bright Swallow were incorporated in the BVI, Nova Samoa was incorporated in Samoa, and Nova Macao was incorporated in Macau. There is no income tax for companies domiciled in the BVI, Samoa and Macau. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to the BVI, Samoa and Macau tax jurisdictions where Nova Furniture BVI and Bright Swallow, Nova Samoa and Nova Macao are domiciled. Nova Malaysia is incorporated in Malaysia and is subject to Malaysia income taxes. Nova HK is incorporated in Hong Kong and is subject to Hong Kong income taxes.

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign‐sourced earnings such as global intangible low‐taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the year ended December 31, 2020, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

On March 27, 2020, the CARES Act were each enacted in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses (NOLs) arising in taxable years beginning after December 31, 2017. In addition, the CARES Act has a number of beneficial tax provisions, for example, NOLs incurred in 2018, 2019, or 2020 by a calendar-year taxpayer may be carried back to each of the five tax years preceding the tax year of such loss. The Company carried back its 2019 NOLs to the five preceding tax years and recorded a benefit of $647K as a result of the carryback.

As of December 31, 2020, the accumulated undistributed earnings generated by its foreign subsidiaries were approximately $27.9 million, of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

A reconciliation of the January 1, 2020 through December 31, 2020 amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

	Gross UTB
	2020	2019

Balance – January 1	$12,547	158,153
Decrease in unrecorded tax benefits taken, related to the Company’s continuing operations	-	(145,606)
Foreign exchange adjustment	(11,612)	-
Balance – December 31	$935	12,547

At December 31, 2020 and 2019, the Company had cumulatively accrued approximately $131 and $1,278 for estimated interest and penalties related to unrecognized tax benefits, respectively, related to the Company’s continuing operations. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled $1,147 and $84,716 for the years ended December 31, 2020, and 2019, respectively. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

Nova Lifestyle and Diamond Bar are subject to U.S. federal and state income taxes and tax years 2017-2020 remain open to examination by tax authorities in the U.S.

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

The Company’s sales policy allows for product returns within the warranty period if the product is defective and the defects are the Company’s fault. As alternatives to the product return option, the customers have the option of requesting a discount from the Company for products with quality issues or of receiving replacement parts from the Company at no cost. The amount for product returns, the discount provided to the Company’s customers, and the costs for replacement parts were immaterial for the years ended December 31, 2020 and 2019.

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling expenses on the Company’s consolidated statements of comprehensive income (loss).

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers and write-downs of inventory.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the years ended December 31, 2020 and 2019, shipping and handling costs from continuing operations were $176,224 and $2,792, respectively. During the years ended December 31, 2020 and 2019, shipping and handling costs from discontinued operations were $0.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense from continuing operations was $280,122 and $176,526 for the years ended December 31, 2020 and 2019, respectively. During the years ended December 31, 2020 and 2019, advertising expense from discontinued operations were $0.

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

The following table presents a reconciliation of basic and diluted loss per share for the years ended December 31, 2020 and 2019:

	2020	2019

Net loss from continuing operations	$(25,751,794)	$(6,136,680)
Net loss from discontinued operations	(326,531)	(2,464,044)
Net loss	(26,078,325)	(8,600,724)

Weighted average shares outstanding – basic and diluted*	5,740,620	5,666,320

Net loss from continuing operations per share of common stock
Basic and Diluted	$(4.48)	$(1.08)

Net loss from discontinued operations income per share of common stock
Basic and Diluted	$(0.06)	$(0.44)

Net loss per share of common stock
Basic and Diluted	$(4.54)	$(1.52)

*	Including 40,796 and 33,307 shares that were granted and vested but not yet issued for the years ended December 31, 2020 and 2019, respectively.

For the year ended December 31, 2020, 24,500 shares of unvested restricted stock and stock options to purchase 340,500 shares of the Company’s stock were excluded from the EPS calculation, as their effects were anti-dilutive.

For the year ended December 31, 2019, 171,667 shares purchasable under warrants, 26,000 shares of unvested restricted stock and stock options to purchase 340,500 shares of the Company’s stock were anti-dilutive and were excluded from EPS calculation.

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

No customer accounted for 10% of the Company’s sales from our continuing operations for the year ended December 31, 2020. Two customers accounted for 40% and 27% of the Company’s gross accounts receivable as of December 31, 2020, respectively. One customer accounted for 54% of the Company’s sales from our continuing operations for the year ended December 31, 2019. Gross accounts receivable from this customer was $0 as of December 31, 2019.

No customer accounted for 10% of the Company’s sales from our discontinued operations for the years ended December 31, 2020 and 2019.

The Company purchased its products from five and three major vendors during the years ended December 31, 2020 and 2019, accounting for a total of 80% (22%, 18%, 15%, 14% and 11% each) and 61% (31%, 15%, and 15% each) of the Company’s purchases from continuing operations, respectively. Advances made to these vendors were $0 and $17,279,749 as of December 31, 2020 and 2019, respectively. Accounts payable to these vendors were $0 as of December 31, 2020 and 2019.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 2020	RM4.02 to 1
December 31, 2019	RM4.09 to 1

Income statement and cash flows items
For the year ended December 31, 2020	RM4.20 to 1
For the period ended December 31, 2019	RM4.13 to 1

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

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. As the rate implicit in the lease is not readily determinable for the operating lease, the Company generally uses an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating lease right-of-use (“ROU assets”) assets represent the Company’s right to control the use of an identified asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are generally recognized based on the amount of the initial measurement of the lease liability. The lease has remaining lease term of approximately four years. Lease expense is recognized on a straight-line basis over the lease term. The Company elected the package of practical expedients permitted under the transition guidance to combine the lease and non-lease components as a single lease component for operating leases associated with the Company’s office space lease, and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term.

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets.

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

The Company recognized no impairment of ROU assets as of December 31, 2020 and 2019.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the consolidated balance sheets.

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

For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period.  The Company is currently evaluating the impact that ASU 2020-06 may have on its consolidated financial statements and related disclosures.

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

The following table summarizes the net assets of Bright Swallow at the date of disposal (January 7, 2020):

Cash and cash equivalents	$1,462,200
Accounts receivable, net	969,841
Advance to suppliers	609,935
Accounts payable	(948)
Advance from customers	(126,916)
Accrued liabilities and other payables	(2,553)
Income tax payable	(85,028)

Net assets of Bright Swallow upon disposal	2,826,531
Cash received as of December 31, 2020	(2,500,000)
Loss on disposal of subsidiary	$(326,531)

The following table presents the components of discontinued operations in relation to Bright Swallow reported in the consolidated statements of operations:

	2020	2019

Sales	$-	$6,547,538
Cost of sales	-	(6,223,468)
Operating expenses	-	(3,799,261)
Other expense, net	-	(385)
Loss on disposal of subsidiary	(326,531)	-
Loss before income taxes	(326,531)	(3,475,576)
Income tax benefit	-	1,011,532
Loss from discontinued operations	$(326,531)	$(2,464,044)

Note 4 - Inventories

The inventories as of December 31, 2020 and 2019 totaled $32,814,520 and $29,724,665, respectively, and were all finished goods.

During the years ended December 31, 2020 and 2019, write-downs of obsolete inventories to lower of cost or net realizable value of $24,006,489 and $3,605,748, respectively, were charged to cost of sales.

Note 5 - Plant, Property and Equipment, Net

As of December 31, 2020, and 2019, plant, property and equipment consisted of the following:

	2020	2019

Computer and office equipment	$396,302	$346,141
Decoration and renovation	448,641	118,858
Less: accumulated depreciation	(391,425)	(328,487)
	$453,518	$136,512

Depreciation expense from continuing operations was $61,932 and $36,486 for the years December 31, 2020 and 2019, respectively. Depreciation expense from discontinued operations was $0 for the years ended December 31, 2020 and 2019.

Note 6 - Advances to Suppliers

The Company makes advances to certain vendors for inventory purchases. The advances on inventory purchases were $381,894 and $27,745,184 as of December 31, 2020 and 2019, respectively. No impairment charges were made on advances to suppliers for the years ended December 31, 2020 and 2019.

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

Intangible assets consisted of the following as of December 31, 2020 and 2019:

	2020	2019

Customer relationship	$50,000	$50,000
Trademarks	200,000	200,000
Less: accumulated amortization	(250,000)	(250,000)
	$-	$-

Amortization of intangible assets from continuing operations was $0 for the years ended December 31, 2020 and 2019. Amortization of intangible assets from discontinued operations was $0 and $406,704 for the years ended December 31, 2020 and 2019, respectively.

Note 8 - Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables consisted of the following at December 31, 2020 and 2019:

	2020	2019

Prepaid expenses	$217,591	$148,750
Other receivables	132,155	24,857
	$349,746	$173,607

As of December 31, 2020, and 2019, prepaid expenses and other receivables mainly represented prepaid insurance, credit card payments and a Paypal and Cardknox account balance.

Note 9 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of December 31, 2020 and 2019:

	2020	2019

Other payables	$6,428	$33,115
Salary payable	6,731	16,419
Financed insurance premiums	103,104	102,354
Accrued rents	14,899	17,733
Accrued marketing	30,000	-
Accrued commission	112,673	53,850
Accrued expenses, others	53,338	78,293
	$327,173	$301,764

As of December 31, 2020, and 2019, other accrued expenses mainly included legal and professional fees, utilities and unpaid operating expenses incurred in Malaysia. Other payables represented other tax payable and rebate.

Note 10 - Lines of Credit

On September 19, 2017, Diamond Bar extended the line of credit up to a maximum of $8,000,000 to mature on June 1, 2019. The annual interest rate was 5.50% as of December 31, 2019. The line of credit was secured by all of the assets of Diamond Bar and is guaranteed by Nova LifeStyle. We paid off our lines of credit upon expiration on June 30, 2019. As of December 31, 2020 and 2019, Diamond Bar had $0 outstanding on the line of credit.  During the years ended December 31, 2020 and 2019, the Company recorded interest expense of $0 and $35,444, respectively.

As of December 31, 2020 and 2019, we do not have any credit facilities.

Note 11 - Other Loans

On May 4, 2020, the Company received loan proceeds in the amount of approximately $139,802 under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. On June 5, 2020, Congress passed a new law that allowed current PPP borrowers can choose to extend the eight-week period to 24 weeks to use the funds, but cannot extended beyond December 31, 2020. The Company had used the loans for eligible purposes and on December 28, 2020, the Company submitted the forgiveness application to the bank. No accrued interest had been accrued for on this loan in 2020.

The unforgiven portion of the PPP loan, if any, is payable over two years at an interest rate of 1% per annum, with a deferral of payments for the first six months.  Diamond Bar intends to use the proceeds for purposes consistent with the PPP.

On May 5, 2020, Diamond Bar was granted a loan from Cathay Bank in the aggregate amount of $176,294, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a Note dated May 5, 2020 matures on May 5, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on May 5, 2020. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. On June 5, 2020, Congress passed a new law that allowed current PPP borrowers can choose to extend the eight-week period to 24 weeks to use the funds, but cannot extended beyond December 31, 2020. The Company had used up all the PPP loan proceeds for qualifying purposes within 24 weeks, and is waiting for the forgiveness application from Cathay Bank. No accrued interest had been accrued for on this loan in 2020.

The Company used up all the PPP loan proceeds within 24 weeks.

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

Note 12 - Income Taxes

Taxes recoverable (payable) consisted of the following at December 31, 2020 and 2019:

	2020	2019
Income tax recoverable (payable) - current	$489,020	$(22,055)
Income tax payable – noncurrent	$(1,628,694)	$(1,833,286)

As of December 31, 2020 and 2019, noncurrent tax payable were $1.63 million and $1.83 million, respectively, consisting primarily of an income tax payable of $1.63 million and $1.82 million respectively, arising from a one-time transition tax recognized in the fourth quarter of 2017 on post-1986 foreign unremitted earnings (see below), and unrecognized tax benefit of $0 and $0.01 million, respectively, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities  (see Note 2).

The (benefit) provision for income taxes on loss from continuing operations consisted of the following:

	2020	2019
Current:
Federal	$(659,359)	$(187,807)
State	2,400	2,400
Hong Kong	7,794	-
	(649,165)	(185,407)

Deferred:
Federal	-	194,007
State	-	242,442
	-	436,449
Total provision (benefit) for income taxes	$(649,165)	$251,042

The following is a reconciliation of the difference between the actual (benefit) provision for income taxes and the (benefit) provision computed by applying the federal statutory rate on income before income taxes from continuing operations:

	2020	2019
Tax at federal statutory rate	$(5,544,201)	$(1,235,984)
Foreign rate differential	(185,897)	(2,922)
ASC 740-10 uncertain tax position	(12,759)	(230,322)
Tax exemption	5,186,559	(388,742)
Global Intangible Low-Taxed Income	33,469	420,444
Stock based compensation	49,877	18,473
Tax Cut and Jobs Act	-	-
Covid Relief Benefit	(717,181)	-
Others	(837,634)	(463,093)
Valuation allowance	1,378,602	2,133,188
Total provision (benefit) for income taxes	$(649,165)	$251,042

The following presents the aggregate dollar effects of the Company’s tax exemption from its continuing operations:

	2020	2019
Aggregate dollar effect of tax holiday	$(5,186,559)	$388,742

Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	2020	2019
Non-Current Deferred Tax Assets:
Accrued liabilities	$19,859	$18,464
Fed & CA amortization	20,958	24,529
Stock compensation	156,522	189,635
ASC 842 – lease liability	613,302	742,878
Inventory	1,000,159	994,986
U.S. NOL	1,119,766	1,025,078
Capital loss	730,261	-

Non-Current Deferred Tax Liabilities:
Prepaid expenses	(390)	-
Fed & CA depreciation	(23,358)	(21,081)
ASC 842- ROU Asset	(599,446)	(733,555)

Net Non-Current Deferred Tax Assets before Valuation Allowance	3,037,633	2,240,934
Less: Valuation Allowance	(3,037,633)	(2,240,934)
Non-Current Deferred Tax Assets, Net:	-	-
Total Deferred Assets, Net:	$-	$-

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

For U.S. Federal income tax purpose, the Company has net operating loss, or NOL carryforwards of approximately $3.48 million and $2.66 million at December 31, 2020 and 2019, respectively.

For U.S. California income tax purpose, the Company has net operating loss, or NOL carryforwards of approximately $8.01 million and $6.24 million, at December 31, 2020 and 2019, respectively.

Malaysia has net operating loss, or NOL carryforwards of approximately $0.81 million at December 31, 2020. The Company has recorded full valuation allowance against the Malaysia NOL carryforwards.

On September 19, 2013, Bright Swallow moved the office from Macau to Hong Kong, which is subject to a 16.5% corporate income tax. Nova Macao is an income tax-exempt entity incorporated and domiciled in Macao.

Corporate income tax in Malaysia is calculated at the statutory rate of 24% of the estimated taxable profit for the year ended December 31, 2020.

Nova HK is incorporated in Hong Kong and is subject to Hong Kong income taxes at the statutory rate of 16.5%.

Note 13 - Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president who is currently also the Chief Executive Officer and Chairman of the Board. The lease is to be renewed and has been renewed each year since 2011. On April 1, 2020, the Company renewed the lease for an additional one year term. The lease was for the amount of $34,561, with a term of one year. During the years ended December 31, 2020 and 2019, the Company paid rental amounts of $34,561 that are included in selling expenses, respectively.

On January 4, 2018, the Company entered into a sales representative agreement with a consulting firm, which is owned by the Chief Executive Officer and Chairman of the Board, for sales representative service for a term of two years. On January 4, 2020, the Company renewed the agreement for an additional two years. The Company agreed to compensate the sales representative via commission at predetermined rates of the relevant sales amount. During the years ended December 31, 2020 and 2019, the Company recorded $296,308 and $126,949 as commission expense to this sales representative consulting firm, respectively.

Note 14 - Stockholders’ Equity

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

On June 4, 2019, the Board of Directors of the Company adopted a 10b-18 share repurchase program to repurchase up to $2 million of its common stock. The share repurchase authorization permits shares to be repurchased from time to time at the discretion of the Company’s management, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The program is effective as of June 5, 2019 and would expire on June 4, 2020. During the year ended December 31, 2020, the Company did not repurchase its common stock. During the year ended December 31, 2019, the Company repurchased 172,870 shares of its common stock. On December 11, 2019, the Company closed out this repurchase program.

Warrants

The following is a summary of the warrant activity for the years ended December 31, 2020:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2020	171,667	$13.55	0.92
Exercisable at January 1, 2020	171,667	$13.55	0.92
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	(171,667)	13.55	-
Outstanding at December 31, 2020	-	$-	-
Exercisable at December 31, 2020	-	$-	-

Shares Issued to Consultants

On June 30, 2017, the Company entered into a consulting agreement with a consultant for business advisory service for a term of 12 months. The Company agreed to compensate the consultant a one-time amount of $10,000 worth of shares of the Company’s common stock based on the price per share on June 30, 2017. The Company also granted the consultant $10,000 worth of shares of the Company’s common stock per month starting from July 1, 2017 for a period of 12 months. The shares were issued pursuant to Nova LifeStyle, Inc.’s 2014 Omnibus Long-Term Incentive Plan (the “Plan”) approved by the Board of Directors (“Board”) of the Company on May 13, 2014 and ratified at the annual shareholder meeting on June 30, 2014. The Plan was registered under Form S-8 on July 30, 2014. On June 12, 2018, the Company renewed the agreement with the consultant for an additional year and agreed to compensate the consultant $10,000 worth of shares of the Company’s common stock per month starting from July 1, 2018 for a period of 12 months. The shares were issued pursuant to the Plan. On January 31, 2019, the Company terminated the agreement. During the year ended December 31, 2019, the Company recorded $10,000 as consulting expense.

On November 16, 2018, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2018 for one year. The Company agreed to grant the consultant 20,000 shares of the Company’s common stock. Twenty-five percent (25%) of those shares vested on February 15, 2019 and 25% on May 15, 2019; 25% vested on August 15, 2019 and the remaining 25% vested on November 15, 2019. The fair value of 20,000 shares was $90,000 which was calculated based on the stock price of $4.50 per share on November 16, 2018 and was amortized over the service term. The shares were issued pursuant to the Plan. During year ended December 31, 2019, the Company amortized $78,657 as consulting expenses.

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

On November 16, 2019, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2019 for a one year term. The Company agreed to grant the consultant 20,000 shares of the Company’s common stock. Twenty-five percent (25%) of those shares vested on February 15, 2020, 25% vested on May 15, 2020; 25% vested on August 15, 2020 and the remaining 25% vested on November 15, 2020. The fair value of 20,000 shares was $51,000 which was calculated based on the stock price of $2.55 per share on November 18, 2019 and will be amortized over the service term. The shares would be issued pursuant to the Plan. During the years ended December 31, 2020 and 2019, the Company amortized $44,573 and $6,427 as consulting expenses, respectively.

On November 16, 2020, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2020 for a one year term. The Company agreed to grant the consultant 20,000 shares of the Company’s common stock. Twenty-five percent (25%) of those shares vested on February 15, 2021, 25% will vest on May 15, 2021; 25% will vest on August 15, 2021 and the remaining 25% will vest on November 15, 2021. The fair value of 20,000 shares was $39,600 which was calculated based on the stock price of $1.98 per share on November 16, 2020 and will be amortized over the service term. The shares would be issued pursuant to the Plan. During the year ended December 31, 2020, the Company amortized $4,991 as consulting expenses.

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

In a concurrent private placement, the Company also sold to the Purchasers a warrant to purchase one share of the Company’s common stock for each share purchased for cash in the offering, pursuant to that certain Common Stock Purchase Warrant, by and between the Company and each Purchaser (the “2015 Warrants”). The 2015 Warrants became exercisable beginning on the six month anniversary of the date of issuance (the “Initial Exercise Date”) at an exercise price of $13.55 per share and will expire on the five year anniversary of the Initial Exercise Date. The purchase price of one share of the Company’s common stock under the 2015 Warrants is equal to the exercise price. The 2015 Warrants expired on December 1, 2020.

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

Shares and Options Issued to Independent Directors

On November 7, 2018, the Company entered into stock option agreements under the 2014 Omnibus Long-Term Incentive Plan with the three independent members of the board of directors. The Company agreed to grant the Company’s three independent directors options to purchase an aggregate of 60,000 shares of the Company’s common stock at an exercise price of $5.90 per share, with a term of 5 years. Twenty-five percent (25%) of those stock options vested on November 30, 2018, 25% vested on February 28, 2019, 25% on May 31, 2019, and the remaining 25% vested on August 31, 2019. The fair value of the stock options granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”) as described above. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 84%, risk free interest rate of 3.07%, and dividend yield of 0%. The fair value of 60,000 stock options was $240,105 at the grant date. During the year ended December 31, 2019, the Company recorded $180,079 as directors’ stock compensation expenses.

On November 4, 2019, the Company entered into stock option agreements under the 2014 Omnibus Long-Term Incentive Plan with the three independent members of the board of directors. The Company agreed to grant the Company’s three independent directors options to purchase an aggregate of 60,000 shares of the Company’s common stock at an exercise price of $2.80 per share, with a term of 5 years. Twenty-five percent (25%) of those stock options vested on November 30, 2019, 25% vested on February 28, 2020, 25% on May 31, 2020, and the remaining 25% vested on August 31, 2020. The fair value of the stock options granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”) as described above. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 87%, risk free interest rate of 1.60%, and dividend yield of 0%. The fair value of 60,000 stock options was $114,740 at the grant date. During the years ended December 31, 2020 and 2019, the Company recorded $86,055 and $28,685 as directors’ stock compensation expenses, respectively.

Shares Issued to Employees and Service Providers

On February 27, 2018, the Company renewed an employment agreement with the Company’s Corporate Secretary for a term of one year. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $68,100, which was calculated based on the stock price of $11.35 per share on February 27, 2018, the date the awards were determined by the Compensation Committee of the Board. 25% of those shares vested on February 27, 2018, 25% on March 31, 2018, 25% on June 30, 2018 and the remaining 25% vested on September 30, 2018. During the year December 31, 2019, the Company amortized $10,821 as stock compensation.

On December 13, 2018, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $23,100, which was calculated based on the stock price of $3.85 per share on December 13, 2018, the date the awards were determined by the Compensation Committee of the Board. Twenty-five percent (25%) of those shares vested on December 13, 2018, 25% on March 31, 2019, 25% on June 30, 2019 and the remaining 25% vested on September 30, 2019. During the year ended December 31, 2019, the Company amortized $21,898 as stock compensation.

On January 31, 2020, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2019. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $12,780, which was calculated based on the stock price of $2.13 per share on January 31, 2020, the date the awards were determined by the Compensation Committee of the Board. Twenty-five percent (25%) of those shares vested on January 31, 2020, 25% on March 31, 2020, 25% on June 30, 2020 and the remaining 25% vested on September 30, 2020. During the years ended December 31, 2020 and 2019, the Company amortized $11,099 and $1,681 as stock compensation, respectively.

On November 10, 2020, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2020. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $11,880, which was calculated based on the stock price of $1.98 per share on November 10, 2020, the date the awards were determined by the Compensation Committee of the Board. Twenty-five percent (25%) of those shares vested on November 10, 2020, 25% on March 31, 2021, 25% on June 30, 2021 and the remaining 25% will vest on September 30, 2021. During the year ended December 31, 2020, the Company amortized $1,562 as stock compensation.

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

The fair value of the option granted to the CFO in 2018 is recognized as compensation expense over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 84%, risk free interest rate of 2.72%, and dividend yield of 0%. The fair value of 7,000 stock options was $43,680 at the grant date. During year ended December 31, 2019, the Company recorded $21,840 as stock compensation.

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

The fair value of the option granted to the CFO in 2019 is recognized as compensation expense over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 87%, risk free interest rate of 1.49%, and dividend yield of 0%. The fair value of 7,000 stock options was $18,318 at the grant date. During the years ended December 31, 2020 and 2019, the Company recorded $9,159 as stock compensation.

As of December 31, 2020, unrecognized share-based compensation expense was $1,408.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2020	340,500	$5.97	$-	3.33
Exercisable at January 1, 2020	292,000	6.48	$-	3.08

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2020	340,500	$5.97	$-	2.33
Exercisable at December 31, 2020	340,500	$5.97	$-	2.33

(1)

The intrinsic value of the stock options at December 31, 2020 is the amount by which the market value of the Company’s common stock of $2.38 as of December 31, 2020 exceeds the exercise price of the option.

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

Surplus Reserve Fund

At December 31, 2020 and 2019, Nova Macao had surplus reserves of $6,241, representing 50% of its registered capital.

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

Note 15 - Geographical Analysis

Geographical distribution of sales consisted of the following for the years ended December 31, 2020 and 2019:

	2020	2019

Geographical Areas
North America	$10,847,738	$10,172,970
China	-	11,792,589
Asia*	468,248	-
Other countries	34,244	17,720
	$11,350,230	$21,983,279

Geographical location of identifiable long-lived assets:

	2020	2019

Geographical Areas
North America	$2,236,709	$2,794,856
Asia*	536,551	-
	$2,773,260	$2,794,856

* excluding China

Note 16 - Lease

On June 17, 2013, the Company entered into a lease agreement for office, warehouse, storage, and distribution space in the U.S. with a five year term, commencing on November 1, 2013 and expiring on October 31, 2018. The lease agreement also provides an option to extend the term for an additional six years. On April 23, 2018, the Company extended the lease for another 36 months with an expiration date of October 31, 2021. The monthly rental payment is $42,000 with an annual 3% increase.

During the year ended December 31, 2020, the Company was forgiven rents on its U.S. premises totaled $226,351 related to the effects of COVID-19. The Company elected not to apply modification accounting to these qualifying concessions. Lease expense during 2020 was reduced by $226,351.

The Company has entered into several lease agreements for office and warehouse space in Commerce, California and showroom space in Las Vegas, Nevada and High Point, North Carolina on monthly or annual terms.

On July 15, 2019, Nova Malaysia entered into a sublease agreement for warehouse space with a two year term, expiring on July 14, 2021. The monthly rental payment was 20,000 Malaysia Ringgit ($4,978) and has been adjusted to 35,000 Malaysia Ringgit ($8,711) since August 1, 2020.

On October 29, 2019, Nova Malaysia entered into a lease agreement for showroom with a two year term, commencing on December 1, 2019 and expiring on November 30, 2021. The monthly rental payment is 9,280 Malaysia Ringgit ($2,310).

On August 20, 2020, Nova Malaysia entered into a sublease agreement for an office and service center with a two year term, commencing on September 1, 2020 and expiring on August 31, 2022. The monthly rental payment is $30,000 Malaysia Ringgit ($7,467).

The operating lease expense for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019

Operating lease cost – straight line	$751,960	$620,980
Rent forgiveness due to COVID – negative contingent rent	(226,351)	-
Total lease expense	$525,609	$620,980

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2020:

Operating Leases

2021	$790,231
2022	701,379
2023	660,894
2024	508,000
Thereafter	-
Total undiscounted cash flows	2,660,504
Less: imputed interest	(226,352)
Present value of lease liabilities	2,434,152

Lease Term and Discount Rate

December 31, 2020
Weighted-average remaining lease term - years
Operating leases - USA	3.84
Operating leases - Malaysia	1.27

Weighted-average discount rate (%)
Operating leases - USA	5.00%
Operating leases - Malaysia	2.88%

Note 17 - Commitments and Contingencies

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

In an Amended Complaint, plaintiffs seek to represent a class of entities purchasing stock in Nova from December 3, 2015 through December 20, 2018. They claim that during this period the Company: (1) overstated its purported strategic alliance with a customer in China to operate as lead designer and manufacturer for all furnishings in such customer’s planned $460 million senior care center in China; and (2) inflated its reported sales in 2016 and 2017 with two major customers.  Plaintiffs claim that the falsity of these representations was exposed in a blog posted on Seeking Alpha website in which it was claimed that an investigation failed to confirm the existence of several entities identified as significant customers.  Plaintiffs, however, have offered little in support of their claims other than to quote at length from the Seeking Alpha blog.

By Order entered December 2, 2019, the Court denied a Motion to Dismiss the Amended Complaint that Nova, Ms. Lam and Mr. Chuang filed (the “Nova Defendants”) The Nova Defendants accordingly answered the Amended Complaint.  The Court entered a scheduling order setting a final pretrial conference for July 20, 2020 that has since twice been extended until April 24, 2021.

Independent of the litigation, the Audit Committee engaged the Company’s auditor to perform special procedures to confirm the sales challenged in the Barney action. Those procedures included, but were not limited to, the examination and testing of relevant documentation relating to the sales made by the Company to the customers identified in the purported research report for the periods 2015-2018, and 100% sampling of all transactions between the Company and the subject customers. The Audit Committee finished its special procedures in March 2019 and the Company’s independent auditor has reported to the Audit Committee that, regarding the customers mentioned in the Seeking Alpha, the special procedures resulted in no evidence of fictitious sales or of fictitious customers. Please see the details in the Form 8-K filed by the Company with SEC on March 29, 2019.

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

NOVA LIFESTYLE, INC.
(Registrant)

Date: March 29, 2021	By:	/s/ Thanh H. Lam
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

Signature	Title	Date

/s/ Thanh H. Lam	Chief Executive Officer, President, Director and Chairperson	March 29, 2021
Thanh H. Lam	(Principal Executive Officer)

/s/ Jeffery Chuang	Chief Financial Officer	March 29, 2021
Jeffery Chuang	(Principal Financial and Accounting Officer)

/s/ Min Su	Director	March 29, 2021
Min Su

/s/ Ming-Cherng Sky Tsai	Director	March 29, 2021
Ming-Cherng Sky Tsai

/s/ Umesh Patel	Director	March 29, 2021
Umesh Patel

/s/ Huy P. La	Director	March 29, 2021
Huy P. La