Form 10-Q
period 2021-03-31
Nova Lifestyle, Inc.
filed 2021-05-17
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36259

NOVA LIFESTYLE, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6565 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

(323) 888-9999
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NVFY	Nasdaq Stock Market

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

YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,567,544 shares of common stock outstanding as of May 14, 2021.

Nova LifeStyle, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 (UNAUDITED) AND DECEMBER 31, 2020

	March 31, 2021	December 31, 2020

Assets

Current Assets
Cash and cash equivalents	$7,641,276	$8,744,784
Accounts receivable, net	172,346	514,939
Advance to suppliers	351,088	381,894
Inventories	32,940,465	32,814,520
Prepaid expenses and other receivables	219,361	349,746
Tax receivable	479,413	489,020

Total Current Assets	41,803,949	43,294,903

Noncurrent Assets
Plant, property and equipment, net	426,247	453,518
Operating lease right-of-use assets, net	2,120,657	2,319,742
Lease deposit	72,863	73,801
Goodwill	218,606	218,606
Deferred tax asset	117,952	117,952

Total Noncurrent Assets	2,956,325	3,183,619

Total Assets	$44,760,274	$46,478,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF MARCH 31, 2021 (UNAUDITED) AND DECEMBER 31, 2020

	March 31, 2021	December 31, 2020

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$490,623	$743,785
Operating lease liability, current	663,257	688,082
Advance from customers	34,218	266,243
Accrued liabilities and other payables	260,780	327,173

Total Current Liabilities	1,448,878	2,025,283

Noncurrent Liabilities
Other Loan	150,000	150,000
Operating lease liability, non-current	1,583,733	1,746,070
Income tax payable	1,628,702	1,628,694

Total Noncurrent Liabilities	3,362,435	3,524,764

Total Liabilities	4,811,313	5,550,047

Contingencies and Commitments

Stockholders' Equity
Common stock, $0.001 par value; 15,000,000 shares authorized, 5,602,734 and 5,596,234 shares issued and outstanding; as of March 31, 2021 and December 31, 2020, respectively	5,602	5,596
Additional paid-in capital	39,779,842	39,766,978
Statutory reserves	-	6,241
Accumulated other comprehensive income	569,443	798,290
(Accumulated deficits) Retained earnings	(405,926)	351,370

Total Stockholders' Equity	39,948,961	40,928,475

Total Liabilities and Stockholders' Equity	$44,760,274	$46,478,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(Unaudited)

Net Sales	$3,331,567	$2,203,220

Cost of Sales	1,951,255	1,424,191

Gross Profit	1,380,312	779,029

Operating Expenses
Selling expenses	768,085	317,416
General and administrative expenses	1,378,330	1,282,719

Total Operating Expenses	2,146,415	1,600,135

Loss From Operations	(766,103)	(821,106)

Other Income (Expenses)
Foreign exchange transaction gain (loss)	68,984	(156,013)
Interest (expense) income, net	(2,390)	20,825
Financial expense	(54,352)	(32,740)

Total Other Income (Expenses), Net	12,242	(167,928)

Loss Before Income Taxes and Discontinued operations	(753,861)	(989,034)

Income Tax Expense	(9,676)	(23,879)

Loss From Continuing Operations	(763,537)	(1,012,913)

Loss From Discontinued Operations	-	(326,531)

Net Loss	(763,537)	(1,339,444)

Other Comprehensive (Loss) Income
Foreign currency translation	(228,847)	158,215

Net Loss and Comprehensive Loss	(992,384)	(1,181,229)

Basic and Diluted weighted average shares outstanding	5,598,678	5,572,196

Loss from continuing operations per share of common stock
Basic and Diluted	$(0.14)	$(0.18)

Loss from discontinued operations per share of common stock
Basic and Diluted	$-	$(0.06)

Net loss per share of common stock
Basic and Diluted	$(0.14)	$(0.24)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

Three Months Ended March 31, 2021

				Accumulated		(Accumulated
			Additional	Other		deficits)	Total
	Common stock		Paid in	Comprehensive	Statutory	Retained	Stockholders’
	Shares	Amount	Capital	Income	Reserve	Earnings	Equity
Balance at beginning of period	5,596,234	$5,596	$39,766,978	$798,290	$6,241	$351,370	$40,928,475

Stock issued to employees	1,500	1	2,969	-	-	-	2,970

Stock issued to consultants	5,000	5	9,895	-	-	-	9,900

Closure of Nova Macau	-	-	-	-	(6,241)	6,241	-

Foreign currency translation loss	-	-	-	(228,847)	-	-	(228,847)

Net loss	-	-	-	-	-	(763,537)	(763,537)

Balance at end of period	5,602,734	$5,602	$39,779,842	$569,443	$-	$(405,926)	$39,948,961

Three Months Ended March 31, 2020

				Accumulated
			Additional	Other			Total
	Common stock		Paid in	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	Capital	Income	Reserve	Earnings	Equity

Balance at beginning of period	5,568,734	$5,568	$39,605,042	$-	$6,241	$26,429,695	$66,046,546

Stock issued to employees	3,000	3	6,387	-	-	-	6,390

Stock issued to consultants	5,000	5	12,745	-	-	-	12,750

Stock options vested to board of directors and employees	-	-	37,844	-	-	-	37,844

Foreign currency translation gain	-	-	-	158,215	-	-	158,215

Net loss	-	-	-	-	-	(1,339,444)	(1,339,444)

Balance at end of period	5,576,734	$5,576	$39,662,018	$158,215	$6,241	$25,090,251	$64,922,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

	Three Months ended March 31,
	2021	2020

Cash Flows From Operating Activities
Net loss	$(763,537)	$(1,339,444)
Net loss from discontinued operations	-	(326,531)
Net loss from continuing operations	$(763,537)	$(1,012,913)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	17,751	15,442
Amortization of operating lease right-of-use assets	193,312	142,357
Stock compensation expense	12,870	53,789
Changes in bad debt allowance	(3,460)	(23)
Changes in operating assets and liabilities:
Accounts receivable	346,053	2,307
Advance to suppliers	30,806	(74,345)
Inventories	(125,945)	368,385
Operating lease liabilities	(181,328)	(136,337)
Other current assets	130,385	1,369
Accounts payable	(253,162)	(122,091)
Advance from customers	(229,860)	28,944
Accrued liabilities and other payables	(64,427)	33,024
Taxes payable	9,607	27,936

Net Cash Used in Continuing Operations	(880,935)	(672,156)
Net Cash Provided by Discontinued Operations	-	-
Net Cash Used in Operating Activities	(880,935)	(672,156)

Cash Flows From Investing Activities
Cash received from sales of subsidiary, net of cash disposed of	-	(1,462,200)

Net Cash Used in Continuing Operations	-	(1,462,200)
Net Cash Provided by Discontinued Operations	-	-
Net Cash Used in Investing Activities	-	(1,462,200)

Cash Flows From Financing Activities

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

	Three Months ended March 31,
	2021	2020

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$(222,573)	$156,557

Net decrease in cash and cash equivalents	(1,103,508)	(1,977,799)

Cash and cash equivalents, beginning of period	8,744,784	8,885,398

Cash and cash equivalents, ending of period	$7,641,276	$6,907,599

Analysis of cash and cash equivalents

Included in cash and cash equivalents per consolidated balance sheets	7,641,276	$6,907,599
Included in assets of discontinued operations	-	-
Cash and cash equivalents, end of period	$7,641,276	$6,907,599

Supplemental Disclosure of Cash Flow Information

Continuing operations:
Cash paid during period for:
Income tax payments	$62	$-
Interest expense	$1,453	$1,596

Discontinued operations:
Cash paid during period for:
Income tax payments	$-	$-
Interest expense	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

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

On December 7, 2017, Nova LifeStyle, Inc. incorporated i Design Blockchain Technology, Inc. (“i Design”) under the laws of the State of California. The purpose of i Design is to build the Company’s own blockchain technology team. This new company will focus on the application of blockchain technology in the furniture industry, including encouraging and facilitating interactions among designers and customers, and building a blockchain-powered platform that enables designers to showcase their products, including current and future furniture designs. This company is in the planning stage and has had minimum operations as of March 31, 2021.

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

On October 14, 2020, the Macao Trade and Investment Promotion Institute approved that Nova Macao’s offshore license became invalid under the order of Repeal of Legal Regime of the Offshore Services by Macao Special Administrative Region. Nova Macao then entered the de-registration procedure and the current business was taken over by Nova HK. Nova Macao completed de-registration procedure in January 2021.

On November 5, 2020, Nova LifeStyle, Inc. acquired Nova HK at cost of $1,290 which was incorporated in Hong Kong on November 6, 2019. Nova HK took over Nova Macao’s business. This company has had minimum operations as of March 31, 2021.

The “Company” and “Nova” collectively refer to Nova LifeStyle, the U.S. parent, and its subsidiaries, Nova Furniture, Nova Samoa, Nova Macao, Diamond Bar, i Design, Nova HK and Nova Malaysia.

COVID-19

Beginning in 2020, a strain of novel coronavirus (“COVID-19”) has spread globally and, at this point, the Company’s operations has been adversely impacted by the COVID-19 pandemic. In particular, during the year ended December 31, 2020, Nova Malaysia had not been able to operate in full capacity due to Malaysian government’s shut down orders which resulted in sales lagging and slow-moving inventories. The Company’s two showrooms in Kuala Lumpur were closed from March 2020 to May 2020 and closed again since August 2020 and re-opened on March 5, 2021. However, Malaysia imposed a new nationwide lockdown on May 12, 2021 until early June 2021. The Company expects that the impact of the COVID-19 outbreak on the United States and world economies will continue to have a material adverse impact on the demand for its products.

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

The severity of the impact of the COVID-19 pandemic on the Company’s business will continue to depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the efficacy and distribution of COVID-19 vaccines and the extent and severity of the impact on the Company’s customers, service providers and suppliers, all of which are uncertain and cannot be predicted. As of the date of issuance of the Company’s financial statements, the extent to which the COVID-19 pandemic may in the future materially impact the Company’s financial condition, liquidity or results of operations is uncertain. The Company is monitoring and assessing the evolving situation closely and evaluating its potential exposure.

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

The interim condensed consolidated financial information as of March 31, 2021 and for the three month periods ended March 31, 2021 and 2020 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, previously filed with the SEC on March 29, 2021.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of March 31, 2021, its interim condensed consolidated results of operations and cash flows for the three month periods ended March 31, 2021 and 2020, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods

Use of Estimates

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

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for the Company’s products, and adversely impact its results of operations. During the three months ended March 31, 2021, the Company continued to face increasing uncertainties around its estimates of revenue collectability, accounts receivable credit losses and valuation of inventories. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Its estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its unaudited condensed consolidated financial statements.

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

Balance at January 1, 2021	$5,201
Reversal	(3,460)
Balance at March 31, 2021	$1,741

During the three months ended March 31, 2021 and 2020, bad debts reversal from continuing operations was $3,460 and $23, respectively. During the three months ended March 31, 2021 and 2020, bad debt provision and written off from discontinued operations were $0.

Advances to Suppliers

Advances to suppliers are reported net of allowance when the Company determines that amounts outstanding are not likely to be collected in cash or utilized against purchase of inventories. Based on its historical record and in normal circumstances, the Company receives goods within 5 to 9 months from the date the advance payment is made. Due to the COVID-19 pandemic, freight transportation of products from our international suppliers has been delayed or suspended during the outbreak. As such, no reserve on supplier prepayments had been made or recorded by the Company. Any provisions for allowance for advances to suppliers, if deemed necessary, are included in general and administrative expenses in the consolidated statements of comprehensive income (loss). During the three months ended March 31, 2021 and 2020, no provision was made on advances to suppliers.

Inventories

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. There were no write-downs of inventories from the Company’s continuing operation for the three months ended March 31, 2021 and 2020. There were also no write-downs of inventories from the Company’s discontinued operations for the three months ended March 31, 2021 and 2020.

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

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expenses from continuing operations were $3,264 and $12,266 for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021 and 2020, research and development costs from discontinued operations were $0.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision.  The income tax expense for the three months ended March 31, 2021 is $9,676 and is primarily related to quarter-to-date income generated from foreign operation. The income tax benefit for the three months ended March 31, 2020 is $6,000 and is primarily related to quarter-to-date losses generated from foreign operation.

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

Nova Lifestyle, Inc. and Diamond Bar are subject to U.S. federal and state income taxes. Nova Furniture BVI was incorporated in the BVI, Nova Samoa was incorporated in Samoa, and Nova HK was incorporated in Hong Kong. There is no income tax for companies domiciled in the BVI and Samoa. Accordingly, the Company’s condensed consolidated financial statements do not present any income tax provisions related to the BVI and Samoa tax jurisdictions where Nova Furniture BVI and Nova Samoa are domiciled. Nova Malaysia is incorporated in Malaysia and is subject to Malaysia income taxes. Nova HK is incorporated in Hong Kong and is subject to Hong Kong income taxes.

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

As of March 31, 2021 and December 31, 2020, the accumulated undistributed earnings generated by its foreign subsidiaries were approximately $27.9 million, of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

A reconciliation of the three month ended March 31, 2021 and 2020 amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

	Gross UTB
	2021	2020

Balance – January 1 and March 31	$935	12,547

At March 31, 2021 and December 31, 2020, the Company had cumulatively accrued approximately $100 and $131 for estimated interest and penalties related to unrecognized tax benefits, respectively, related to the Company’s continuing operations. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled $100 and $125 for the three months ended March 31, 2021, and 2020, respectively. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

At December 31, 2020, the Company had cumulatively accrued approximately $0 for estimated interest and penalties related to unrecognized tax benefits related to the Company’s discontinued operations. The Company did not record interest and penalties related to unrecognized tax benefits as a component of income tax expense for the three months ended March 31, 2021, and 2020 related to the Company’s discontinued operations.

As of March 31, 2021, unrecognized tax benefits were approximately $900. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $900 as of March 31, 2021. As of March 31, 2020, unrecognized tax benefits were approximately $12,500. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $14,000 as of March 31, 2020.

Nova Lifestyle and Diamond Bar are subject to U.S. federal and state income taxes and tax years 2018-2020 remain open to examination by tax authorities in the U.S.

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

The Company’s sales policy allows for product returns within the warranty period if the product is defective and the defects are the Company’s fault. As alternatives to the product return option, the customers have the option of requesting a discount from the Company for products with quality issues or of receiving replacement parts from the Company at no cost. The amount for product returns, the discount provided to the Company’s customers, and the costs for replacement parts were immaterial for the three months ended March 31, 2021 and 2020.

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling expenses on the Company’s consolidated statements of comprehensive income (loss).

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers and write-downs of inventory.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the three months ended March 31, 2021 and 2020, shipping and handling costs from continuing operations were $993 and $349, respectively. During the three months ended March 31, 2020, shipping and handling costs from discontinued operations were $0.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense from continuing operations was $407,862 and $17,998 for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2020, advertising expense from discontinued operations were $0.

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

The following table presents a reconciliation of basic and diluted loss per share for the three months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020

Net loss from continuing operations	$(763,537)	$(1,012,913)
Net loss from discontinued operations	-	(326,531)
Net loss	(763,537)	(1,339,444)

Weighted average shares outstanding – basic and diluted*	5,598,678	5,572,196

Net loss from continuing operations per share of common stock
Basic and Diluted	$(0.14)	$(0.18)

Net loss from discontinued operations income per share of common stock
Basic and Diluted	$-	$(0.06)

Net loss per share of common stock
Basic and Diluted	$(0.14)	$(0.24)

*	Including 36,307 and 41,307 shares that were granted and vested but not yet issued for the three months ended March 31, 2021 and 2020, respectively.

For the three months ended March 31, 2021, 18,000 shares of unvested restricted stock and stock options to purchase 340,500 shares of the Company’s stock were excluded from the EPS calculation, as their effects were anti-dilutive.

For the three months ended March 31, 2020, 171,667 shares purchasable under warrants, 45,600 shares of unvested restricted stock and stock options to purchase 340,500 shares of the Company’s stock were anti-dilutive and were excluded from EPS calculation.

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

No customer accounted for 10% or more of the Company’s sales from our continuing operations for the three months ended March 31, 2021. Two customers accounted for 19% and 18% of the Company’s gross accounts receivable as of March 31, 2021, respectively. Two customers accounted for 40% and 27% of the Company’s gross accounts receivable as of December 31, 2020, respectively. One customer accounted for 10% of the Company’s sales from our continuing operations for the three months ended March 31, 2020.

No customer accounted for 10% or more of the Company’s sales from our discontinued operations for the years ended March 31, 2021 and 2020.

The Company purchased its products from three and four major vendors during the three months ended March 31, 2021 and 2020, accounting for a total of 58% (32%, 13%, and 13% each) and 74% (38%, 15%, 11% and 10% each) of the Company’s purchases from continuing operations, respectively. Advances made to these vendors were $155,235 and $0 as of March 31, 2021 and December 31, 2020, respectively. Accounts payable to these vendors were $79,979 and $0 as of March 31, 2021 and December 31, 2020, respectively.

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

Foreign Currency Translation and Transactions

The condensed consolidated financial statements are presented in United States Dollar (“$” or “USD”), which is also the functional currency of Nova LifeStyle, Nova Furniture, Nova Samoa, Diamond Bar, Nova HK and i Design, and its former subsidiaries, Nova Macao, Bright Swallow.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2021	RM4.15 to 1
December 31, 2020	RM4.02 to 1

Income statement and cash flows items
For the period ended March 31, 2021	RM4.07 to 1
For the period ended March 31, 2020	RM4.18 to 1

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

Management concluded that the Company had one reportable segment under ASC 280 because Diamond Bar is a furniture distributor based in California focusing on customers in the US, Bright Swallow is a furniture distributor focusing on customers in Canada, and Nova Macao is a furniture distributor based in Macao focusing on international customers, Nova HK is a furniture distributor based in Hong Kong focusing on international customers, and Nova Malaysia is a furniture retailer and distributor focusing on customers primarily in Malaysia. They are all operated under the same senior management of the Company, and management views the operations of Diamond Bar, Bright Swallow, Nova Macao, Nova HK and Nova Malaysia as a whole for making business decisions.

After the disposal of Nova Dongguan and its subsidiaries in October 2016, all of the Company’s long-lived assets are mainly property, plant and equipment located in the United States and Malaysia for administrative purposes.

Net sales to customers by geographic area are determined by reference to the physical product shipment delivery locations requested by the customers. For example, if the products are delivered to a customer in the US, the sales are recorded as generated in the U.S.; if the customer directs us to ship its products to China, the sales are recorded as sold in China.

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

The Company recognized no impairment of ROU assets as of March 31, 2021 and December 31, 2020.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the consolidated balance sheets.

New Accounting Pronouncements

Recent Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company applied the new standard beginning January 1, 2021.

In August 2020, the FASB issued ASU No. 2020-06 “ASU 2020-06”) “Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have any impact on the Company’s condensed consolidated financial statement presentation or disclosures.

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

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

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

The following table summarizes the net assets of Bright Swallow at the date of disposal (January 7, 2020):

Cash and cash equivalents	$1,462,200
Accounts receivable, net	969,841
Advance to suppliers	609,935
Accounts payable	(948)
Advance from customers	(126,916)
Accrued liabilities and other payables	(2,553)
Income tax payable	(85,028)

Net assets of Bright Swallow upon disposal	2,826,531
Cash received as of March 31, 2020	(2,500,000)
Loss on disposal of subsidiary	$(326,531)

The following table presents the components of discontinued operations in relation to Bright Swallow reported in the consolidated statements of operations:

March 31, 2020

Sales	$-
Cost of sales	-
Operating expenses	-
Other expense, net	-
Loss on disposal of subsidiary	(326,531)
Loss before income taxes	(326,531)
Income tax benefit	-
Loss from discontinued operations	$(326,531)

Note 4 - Inventories

The inventories as of March 31, 2021 and December 31, 2020 totaled $32,940,465 and $32,814,520, respectively, and were all finished goods.

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. There were no write-downs of inventories from the Company’s continuing operation for the three months ended March 31, 2021 and 2020. There were also no write-downs of inventories from the Company’s discontinued operations for the three months ended March 31, 2020

Note 5 - Plant, Property and Equipment, Net

As of March 31, 2021 and December 31, 2020, plant, property and equipment consisted of the following:

	March 31, 2021	December 31, 2020

Computer and office equipment	$396,041	$396,302
Decoration and renovation	438,521	448,641
Less: accumulated depreciation	(408,315)	(391,425)
	$426,247	$453,518

Depreciation expense from continuing operations was $17,751 and $15,442 for the three months ended March 31, 2021 and 2020, respectively. Depreciation expense from discontinued operations was $0 for the three months ended March 31, 2021 and 2020.

Note 6 - Advances to Suppliers

The Company makes advances to certain vendors for inventory purchases. The advances on inventory purchases were $351,088 and $381,894 as of March 31, 2021 and December 31, 2020, respectively. No impairment charges were made on advances to suppliers for the three months ended March 31, 2021 and 2020.

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

Intangible assets consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Customer relationship	$50,000	$50,000
Trademarks	200,000	200,000
Less: accumulated amortization	(250,000)	(250,000)
	$-	$-

Amortization of intangible assets from continuing operations was $0 for the three months ended March 31, 2021 and 2020. Amortization of intangible assets from discontinued operations was $0 for the three months ended March 31, 2021 and 2020.

Note 8 - Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Prepaid expenses	$99,425	$217,591
Other receivables	119,936	132,155
	$219,361	$349,746

As of March 31, 2021 and December 31, 2020, prepaid expenses and other receivables mainly represented prepaid insurance, credit card payments and a Paypal and Cardknox account balance.

Note 9 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Other payables	$8,890	$6,428
Salary payable	13,462	6,731
Financed insurance premiums	-	103,104
Accrued rents	10,429	14,899
Accrued marketing	-	30,000
Accrued commission	95,269	112,673
Accrued expenses, others	132,730	53,338
	$260,780	$327,173

As of March 31, 2021 and December 31, 2020, other accrued expenses mainly included legal and professional fees, utilities and unpaid operating expenses incurred in Malaysia. Other payables represented other tax payable and rebate.

Note 10 - Other Loans

On May 4, 2020, the Company received loan proceeds in the amount of approximately $139,802 under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. On June 5, 2020, Congress passed a new law that allowed current PPP borrowers can choose to extend the eight-week period to 24 weeks to use the funds, but cannot extended beyond December 31, 2020. The Company had used the loans for eligible purposes and on December 28, 2020, the Company submitted the forgiveness application to the bank. No interest had been accrued for on this loan as of March 31, 2021.

The unforgiven portion of the PPP loan, if any, is payable over two years at an interest rate of 1% per annum, with a deferral of payments for the first six months.  Diamond Bar intends to use the proceeds for purposes consistent with the PPP.

On May 5, 2020, Diamond Bar was granted a loan from Cathay Bank in the aggregate amount of $176,294, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a Note dated May 5, 2020 matures on May 5, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on May 5, 2020. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. On June 5, 2020, Congress passed a new law that allowed current PPP borrowers can choose to extend the eight-week period to 24 weeks to use the funds, but cannot extended beyond December 31, 2020. The Company had used up all the PPP loan proceeds for qualifying purposes within 24 weeks, and is waiting for the forgiveness application from Cathay Bank. No interest had been accrued for on this loan as of March 31, 2021.

The Company used up all the PPP loan proceeds within 24 weeks.

On June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. The Loan, which was in the form of a promissory note dated June 19, 2020, matures on June 18, 2050 and bears interest at a rate of 3.75% per annum, payable monthly beginning 12 months from the date of the promissory note. Funds from the Loan may only be used for working capital. The loan was secured by all tangible and intangible property of the Diamond Bar. Interest of $6,036 had been accrued for on this loan as of March 31, 2021.

Note 11 - Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s president who is currently also the Chief Executive Officer and Chairman of the Board. The lease is to be renewed and has been renewed each year since 2011. On April 1, 2021, the Company renewed the lease for an additional one year term. The lease was for the amount of $34,561, with a term of one year. During the three months ended March 31, 2021 and 2020, the Company did not incur any rental on this lease.

On January 4, 2018, the Company entered into a sales representative agreement with a consulting firm, which is owned by the Chief Executive Officer and Chairman of the Board, for sales representative service for a term of two years. On January 4, 2020, the Company renewed the agreement for an additional two years. The Company agreed to compensate the sales representative via commission at predetermined rates of the relevant sales amount. During the three months ended March 31, 2021 and 2020, the Company recorded $99,918 and $27,499 as commission expense to this sales representative consulting firm, respectively.

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

On June 4, 2019, the Board of Directors of the Company adopted a 10b-18 share repurchase program to repurchase up to $2 million of its common stock. The share repurchase authorization permits shares to be repurchased from time to time at the discretion of the Company’s management, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The program is effective as of June 5, 2019 and would expire on June 4, 2020. On December 11, 2019, the Company closed out this repurchase program. The Company repurchased a total of 172,740 shares of its common stock under this repurchase program. During the three months ended March 31, 2020, the Company did not repurchase its common stock.

Shares Issued to Consultants

On November 16, 2019, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2019 for a one year term. The Company agreed to grant the consultant 20,000 shares of the Company’s common stock. Twenty-five percent (25%) of those shares vested on February 15, 2020, 25% vested on May 15, 2020; 25% vested on August 15, 2020 and the remaining 25% vested on November 15, 2020. The fair value of 20,000 shares was $51,000 which was calculated based on the stock price of $2.55 per share on November 18, 2019 and will be amortized over the service term. The shares were issued pursuant to Nova LifeStyle, Inc.’s 2014 Omnibus Long-Term Incentive Plan (the “Plan”). During the three months ended March 31, 2020, the Company amortized $12,750 as consulting expenses.

On November 16, 2020, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2020 for a one-year term. The Company agreed to grant the consultant 20,000 shares of the Company’s common stock. Twenty-five percent (25%) of those shares vested on February 15, 2021, 25% will vest on May 15, 2021; 25% will vest on August 15, 2021 and the remaining 25% will vest on November 15, 2021. The fair value of 20,000 shares was $39,600 which was calculated based on the stock price of $1.98 per share on November 16, 2020 and will be amortized over the service term. The shares would be issued pursuant to the Plan. During the three months ended March 31, 2021, the Company amortized $9,900 as consulting expenses.

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

On November 10, 2020, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2020. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $11,880, which was calculated based on the stock price of $1.98 per share on November 10, 2020, the date the awards were determined by the Compensation Committee of the Board. Twenty-five percent (25%) of those shares vested on November 10, 2020, 25% on March 31, 2021, 25% on June 30, 2021 and the remaining 25% will vest on September 30, 2021. During the three months ended March 31, 2021, the Company amortized $2,970 as stock compensation.

Options Issued to Employees

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

The fair value of the option granted to the CFO in 2019 is recognized as compensation expense over the vesting period of the stock option award. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 87%, risk free interest rate of 1.49%, and dividend yield of 0%. The fair value of 7,000 stock options was $18,318 at the grant date. During the three months ended March 30, 2020, the Company recorded $9,159 as stock compensation.

As of March 31, 2021, unrecognized share-based compensation expense was $32,057.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2021	340,500	$5.97	$-	2.33
Exercisable at January 1, 2021	340,500	5.97	$-	2.33

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2021	340,500	$5.97	$-	2.08
Exercisable at March 31, 2021	340,500	$5.97	$-	2.08

(1)	The intrinsic value of the stock options at March 31, 2021 is the amount by which the market value of the Company’s common stock of $3.24 as of March 31, 2021 exceeds the exercise price of the option.

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

Surplus Reserve Fund

Nova Macao dissolved in January 2021. At March 31, 2021 and December 31, 2020, it had surplus reserves of $0 and $6,241, representing 0% and 50% of its registered capital, respectively.

Common Welfare Fund

The common welfare fund is a voluntary fund to which Nova Macao can elect to transfer 5% to 10% of its net income. This fund can only be utilized on capital items for the collective benefit of the subsidiary’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. Nova Macao did not participate in this voluntary fund.

Note 13 - Geographical Analysis

Geographical distribution of sales consisted of the following for the three months ended March 31, 2021 and 2020:

	2021	2020

Geographical Areas
North America	$3,006,431	$2,184,856
Asia*	178,282	-
Other countries	146,854	18,364
	$3,331,567	$2,203,220

Geographical location of identifiable long-lived assets as of March 31, 2021 and December 31, 2020:

	2021	2020

Geographical Areas
North America	$2,087,621	$2,236,709
Asia*	459,283	536,551
	$2,546,904	$2,773,260

* excluding China

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

On July 15, 2019, Nova Malaysia entered into a sublease agreement for warehouse space with a two-year term, expiring on July 14, 2021. The monthly rental payment was 20,000 Malaysia Ringgit ($4,918) and has been adjusted to 35,000 Malaysia Ringgit ($8,607) since August 1, 2020.

On October 29, 2019, Nova Malaysia entered into a lease agreement for showroom with a two-year term, commencing on December 1, 2019 and expiring on November 30, 2021. The monthly rental payment is 9,280 Malaysia Ringgit ($2,282).

On August 20, 2020, Nova Malaysia entered into a sublease agreement for an office and service center with a two year term, commencing on September 1, 2020 and expiring on August 31, 2022. The monthly rental payment is $30,000 Malaysia Ringgit ($7,377).

The operating lease expense for the three months ended March 31, 2021 and 2020 were as follows:

	2021	2020

Operating lease cost – straight line	$200,794	$176,252

Total lease expense	$200,794	$176,252

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2021:

Operating Leases

2022	$757,699
2023	682,621
2024	665,826
2025	338,667
Thereafter	-
Total undiscounted cash flows	2,444,813
Less: imputed interest	(197,823)
Present value of lease liabilities	2,246,990

Lease Term and Discount Rate

March 31, 2021
Weighted-average remaining lease term - years
Operating leases - USA	3.59
Operating leases - Malaysia	1.11

Weighted-average discount rate (%)
Operating leases - USA	5.00%
Operating leases - Malaysia	2.88%

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

In an Amended Complaint, plaintiffs seek to represent a class of entities involved in any transaction in Nova’s stock from December 3, 2015 through December 20, 2018. They claim that during this period the Company: (1) overstated its purported strategic alliance with a customer in China to operate as lead designer and manufacturer for all furnishings in its planned $460 million senior care center in China; and (2) inflated its reported sales in 2016 and 2017 with two major customers.  Plaintiffs claim that the falsity of these representations was exposed in a blog posted on the Seeking Alpha website in which it was claimed that an investigation failed to confirm the existence of several entities identified as significant customers.  Plaintiffs, however, have offered no evidence of falsity other than the Seeking Alpha blog.

Nova denies that there were any misstatements made in its public disclosures.  It also, inter alia, challenges plaintiffs’ ability to establish loss causation and damages.

By Order entered December 2, 2019, the Court denied a Motion to Dismiss the Amended Complaint Nova, Ms. Lam and Mr. Chuang filed (the “Nova Defendants”) The Nova Defendants accordingly answered the Amended Complaint.  The Court entered a scheduling order setting a final pretrial conference for July 20, 2020 that has now been extended until an unspecified date in August, 2021. On April 9, 2021, plaintiffs filed a Motion to Certify a Class.  A hearing on this Motion has been set for July 12, 2021.

Independent of the litigation, the Audit Committee engaged the Company’s independent auditor to perform special procedures to confirm the sales challenged in the Barney action. Those procedures included, but were not limited to, the examination and testing of relevant documentation relating to the sales made by the Company to the customers identified in the Seeking Alpha blog and 100% sampling of all transactions between the Company and the subject customers. The auditor finished its special procedures in March 2019 and reported to the Audit Committee that no evidence of fictitious sales or of fictitious customers was discovered regarding the customers mentioned in the Seeking Alpha blog,. Please see the details in the Form 8-K filed by the Company with SEC on March 29, 2019.

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

Note 16 - Subsequent Events

The company has evaluated subsequent events through the issuance of the condensed consolidated financial statements and no subsequent event is identified.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” the negatives of such terms and other terms of similar meaning typically identify forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10K). The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2020 Form 10-K. Unless the context otherwise requires, references in this report to “we,” “us,” “Nova,” “Nova Lifestyle” or the “Company” refer to Nova Lifestyle, Inc. and its subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The following discussion and analysis are based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”). All references to the first quarter and first three months of 2021 and 2020 mean the three-month periods ended March 31, 2021 and 2020. In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2020 Form 10-K.

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

We are a U.S. holding company with no material assets in the U.S. other than the ownership interests of our wholly owned subsidiaries through which we market, design and sell residential furniture worldwide: Nova Furniture Macao Commercial Offshore Limited (“Nova Macao”), Bright Swallow International Group Limited (“Bright Swallow”), and Diamond Bar Outdoors, Inc. (“Diamond Bar”) Nova Macao was organized under the laws of Macao on May 20, 2006. Nova Macao was a wholly owned subsidiary of Nova Lifestyle. Diamond Bar is a California corporation organized on June 15, 2000. On April 24, 2013, we acquired all of the outstanding stock of Bright Swallow which we sold in January 2020. On December 7, 2017, we incorporated i Design Blockchain Technology, Inc. (“i Design”) under the laws of the State of California. The purpose of i Design is to build our own blockchain technology team. i Design is in the planning stage and has had minimum operations to date. On December 12, 2019, we became the sole shareholder of Nova Living (M) SDN. BHD. (“Nova Malaysia”), a company incorporated on July 26, 2019 under the laws of Malaysia.

On January 7, 2020, we transferred our entire interest in Bright Swallow to Y-Tone (Worldwide) Limited an unrelated third party, for cash consideration of $2.50 million, pursuant to a formal agreement entered into on January 7, 2020. We received the payment on May 11, 2020.

On October 14, 2020, the Macao Trade and Investment Promotion Institute approved that Nova Macao’s offshore license became invalid under the order of Repeal of Legal Regime of the Offshore Services by Macao Special Administrative Region. Nova Macao then entered the de-registration procedure and the current business was taken over by Nova HK. Nova Macao was dissolved in January 2021.

On November 5, 2020, Nova LifeStyle, Inc. acquired Nova Living (HK) Group Limited (“Nova HK”) which was incorporated in Hong Kong on November 6, 2019. Nova HK took over Nova Macao’s business. This company has had minimum operations as of March 31, 2021.

Our experience developing and marketing products for international markets has enabled us to develop the scale, logistics, marketing, manufacturing efficiencies and design expertise that serve as the foundation for us to expand aggressively into the highly attractive U.S., Canadian, Mexico, Honduras, Dominican Republic, Asian and Middle Eastern markets.

Due to the recent imposition of significant trade tariffs on importation from China to the United States and the adverse effect such policies have on our operations, we are actively pursuing alternative product lines with positive growth potential. One such area pertains to the health-oriented furniture segment which continues to experience popularity, particularly in Asia. Since the second quarter of 2019, we have developed a line of high-end physiotherapeutic jade mats with China-based manufacturing partners for use in therapy clinics, hospitality, and real estate projects in Asia. We launched our first flagship showroom/retail store in Kuala Lumpur, Malaysia in late 2019, which, after a COVID-19 related closing, was reopened in May 2020. On August 28, 2020, after few months reopening, Malaysia government extended Movement Control Order to prohibit the businesses to open to public until March 5, 2021 to contain the spread of COVID-19. After the re-opening on March 5, 2021, Malaysia imposed a new nationwide lockdown on May 12, 2021 until early June 2021. We expect that our flagship showroom/retail store will serve as one of our primary distribution channels in Malaysia. Marketing of jade mats will focus on their premium therapeutic qualities and target health conscious general consumers and professionals. We have limited experience with operations in Southeast Asia and considerable management attention and resources may be required to manage these new markets and product lines. We may be subject to additional risks including credit risk, currency exchange rate fluctuations, foreign exchange controls, import and export requirements, potentially adverse tax consequences and higher costs associated with doing business internationally.

Beginning in late 2019, there were reports of the COVID-19 (coronavirus) outbreak in Wuhan, China, and the epidemic quickly spread to many provinces, autonomous regions, and cities in China as well as many parts of the world, including the U.S. and Malaysia. In March 2020, the World Health Organization declared the COVID-19 a pandemic. In response to the evolving dynamics related to the COVID-19 outbreak, the Company has been following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and retail partners. The Company’s two showrooms and warehouse in Malaysia was closed from March, 2020 to May, 2020.  The Los Angeles facility has been closed since March 16, 2020 and reopened in full operation on June 1, 2020. On May 12, 2020, the Company’s Kuala Lumpur office and warehouse reopened for business. On August 28, 2020, Malaysia government extended the shutdown order to all business until March 5, 2021 After the re-opening on March 5, 2021, Malaysia imposed a new nationwide lockdown on May 12, 2021 until early June 2021. The third-party contract manufacturers that the Company utilizes in China were closed from the beginning of the Lunar New Year Holiday at the end of January 2020 through the beginning of March 2020. Certain of the Company’s new products are being sourced from manufacturers in India starting in 2020. The factories in India suspended their operations as a result of the Covid-19 pandemic during March through early May 2020. Currently, the factories in India are still open for operations. Economic activities in Malaysia were reopened on March 5, 2021 after the six-month shutdown order imposed by Malaysia government on August 28, 2020. However, Malaysia imposed a new nationwide lockdown on May 12, 2021 until early June 2021. Shipping of products from Asia has experienced significant delays since the onset of the pandemic and the costs of shipping from Asia have increased since the onset; and we may experience shipping disruptions in the future.   Finally, the Company expects that the impact of the COVID-19 outbreak on the United States and world economies will continue to have a material adverse impact on the demand for its products. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the future business interruption and the related financial impact cannot be reasonably estimated at this time.

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

Accounts Receivable

Our accounts receivable arises from product sales. We do not adjust receivables for the effects of a significant financing component at contract inception if we expect to collect the receivables in one year or less from the time of sale. We do not expect to collect receivables greater than one year from the time of sale. Our policy is to maintain an allowance for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  We maintained an allowance for bad debt of $1,741 and $3,919 as of March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021 and 2020, bad debts reversal from continuing operations were $3,460 and $23, respectively. During the three months ended March 31, 2021 and 2020, bad debt expenses from discontinued operations were $0. As of March 31, 2021, we had gross receivable of $174,087 of which no amount was over 90 days past due. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing trade accounts receivable. We determine the allowance based on historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault.  As alternatives for the product return option, the customers have the option of asking us for a discount for products with quality issues, or of receiving replacement parts from us at no cost. The amount of reserves for return of products, the discount provided to the customers, and cost for the replacement parts were immaterial for the three months ended March 31, 2021.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2021	RM4.15 to 1
December 31, 2020	RM4.02 to 1

Income statement and cash flow items
For the period ended March 31, 2021	RM4.07 to 1
For the period ended March 31, 2020	RM4.18 to 1

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

We concluded that we had one reportable segment under ASC 280 because Diamond Bar is a furniture distributor based in California focusing on customers in the US, Bright Swallow is a furniture distributor focusing on customers primarily in Canada, Nova Macao is a furniture distributor based in Macao focusing on international customers, Nova HK is a furniture distributor based in Hong Kong focusing on international customers and Nova Malaysia is a furniture retailer and distributor focusing on customers primarily in Malaysia. Each of our subsidiaries is operated under the same senior management of our company, and we view the operations of Diamond Bar, Bright Swallow, Nova Macao, Nova HK and Nova Malaysia as a whole for making business decisions. Our long-lived assets are mainly property, plant and equipment located in the United States and Malaysia for administrative purposes.

Net sales to customers by geographic area are determined by reference to the physical product shipment delivery locations requested by our customers. For example, if the products are delivered to a customer in the U.S., the sales are recorded as generated in the U.S.; if the customer directs us to ship its products to China, the sales are recorded as sold in China.

New Accounting Pronouncements

Recent Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. Upon adoption, we must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. We applied the new standard beginning January 1, 2021.

In August 2020, the FASB issued ASU No. 2020-06 “ASU 2020-06”) “Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have any impact on the Company’s condensed consolidated financial statement presentation or disclosures.

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

We do not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on our financial statement presentation or disclosures.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

The following table sets forth the results of our operations for the three months ended March 31, 2021 and 2020. Certain columns may not add due to rounding.

	Three Months Ended March 31,
	2021		2020
	$	% of Sales	$	% of Sales
Net sales	$3,331,567		$2,203,220
Cost of sales	(1,951,255)	(59%)	(1,424,191)	(65%)
Gross profit	1,380,312	41%	779,029	35%
Operating expenses	(2,146,415)	(64%)	(1,600,135)	(73%)
Loss from operations	(766,103)	(23%)	(821,106)	(37%)
Other income (expenses), net	12,242	0%	(167,928)	(8%)
Income tax expenses	(9,676)	-%	(23,879)	(1%)
Loss from continuing operations	(763,537)	(23%)	(1,012,913)	(46%)
Loss from discontinued operations	-	-%	(326,531)	(15%)
Net loss	(763,537)	(23%)	(1,339,444)	(61%)

Net Sales

Net sales from continuing operations for the three months ended March 31, 2021 were $3.33 million, an increase of 51% from $2.20 million in the same period of 2020. This increase in net sales resulted primarily from a 13.25% increase in sales volume, simultaneously with a 33.52% increase in average selling price. Our three largest selling product categories in the three months ended March 31, 2021 were sofas, beds and coffee table, which accounted for approximately 49%, 15% and 8% of sales from our continuing operations, respectively. In the three months ended March 31, 2020, the three largest selling categories were sofas, beds and coffee table, which accounted for approximately 56%, 12% and 9% of sales from our continuing operations, respectively.

The $1.13 million increase in net sales from continuing operations in the three months ended March 31, 2021, compared to the same period of 2020, was mainly due to increased sales to North America, Asia, Europe and South America. Sales to North America, increased 37.6% to $3.01 million in the three months ended March 31, 2021, as compared to $2.18 million in 2020, primarily due to receiving more sales orders from our customers in North America. Sales to Asia (excluding China) increased to $0.18 million in the three months ended March 31, 2021 from $0 in the same period of 2020, primarily due to sales orders received from new customers for jade mats in Malaysia. Sales to other countries increased to $0.15 million in the three months ended March 31, 2021, compared to $18,364 in the same period of 2020.

Cost of Sales

Cost of sales from continuing operations consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales from continuing operations increased by 37% to $1.95 million in the three months ended March 31, 2021, compared to $1.42 million in the same period of 2020. Cost of sales as a percentage of sales decreased to 59% in the three months ended March 31, 2021, compared to 65% in 2020. The increase of cost of sales in dollar term is primary due to increase of the sales. The decrease in cost of sales as a percentage of sales is a result that we focus on selling products at high margin.

Gross Profit

Gross profit from continuing operations was $1.38 million in the three months ended March 31, 2021, compared to gross profit of $0.78 million in the same period of 2020. Our gross profit margin was 41% in the three months ended March 31, 2021, compared to 35% in the same period of 2020. The increase in gross profit margin is a result that we focus on selling products at higher margin.

Operating Expenses

Operating expenses from continuing operations consisted of selling, general and administrative expenses. Operating expenses were $2.15 million in the three months ended March 31, 2021, compared to $1.6 million in same period of 2020. Selling expenses increased by 142%, or $450,669, to $0.77 million in the three months ended March 31, 2021, from $0.32 million in the same period of 2020, primarily due to increased marketing and advertising expenses and commission expenses. On the other hand, general and administrative expenses increased by 7%, or $95,611, to $1.38 million in the three months ended March 31, 2021, from $1.28 million in the same period of 2020, primarily due to an increase in auditing expenses and rent expenses of $0.17 million and $0.03 million, respectively.

Other Income (Expenses), Net

Other income, net, from continuing operations was $12,242 in the three months ended March 31, 2021, compared with other expenses, net, of $167,928 in the same period of 2020, representing a decrease in other expenses of $180,170. The decrease in other expenses was due primarily to the increase of foreign exchange gain to $68,984 for the three months ended March 31, 2021 from foreign exchange loss of $156,013 in the same period of 2020. The gain in March 31, 2021 was mainly a result of the depreciation of Malaysian Ringgit against U.S. dollars on the Company's assets in Malaysia. Also, there was a decrease in interest income of $23,215 to ($2,390) for the three months ended March 31, 2021, from $20,825 in the same period of 2020. The increase in financial expenses of $21,612 to 54,352 for the three months ended March 31, 2021, compared with $32,740 in the same period of 2020.

Income Tax Expenses

Income tax expenses from continuing operations was $9,676 in the three months ended March 31, 2021, compared with $23,879 of income tax expense in the same period of 2020. The income tax expenses were primarily related to the foreign-sourced earnings from one of our subsidiaries, Nova HK for the three months ended March 31, 2021.

Loss from Continuing Operations

As a result of the foregoing, our loss from continuing operations was $0.77 million in the three months ended March 31, 2021, compared with $1.01 million of loss for the same period of 2020.

Loss from Discontinued Operations

On January 7, 2020, we transferred our entire interest in Bright Swallow to Y-Tone (Worldwide) Limited, an unrelated third party, for cash consideration of $2.50 million, pursuant to a formal agreement entered into on January 7, 2020. We received the payment on May 11, 2020. Operations of Bright Swallow were reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. We had loss from discontinued operations of $0.33 million in the three months ended March 31, 2020.

Net Loss

As a result of the foregoing, our net loss was $0.77 million in the three months ended March 31, 2021, compared with $1.34 million of net loss for the same period of 2020.

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

We rely primarily on internally generated cash flow and available working capital to support growth.  We may seek additional financing in the form of bank loans or other credit facilities or funds raised through future offerings of our equity or debt, if and when we determine such offerings are required. As of March 31, 2021, we do not have any credit facilities. We believe that our current cash and cash equivalents and anticipated cash receipts from sales of products will be sufficient to meet our anticipated working capital requirements and capital expenditures for the next 12 months.

We had net working capital of $40,355,071 at March 31, 2021, a decrease of $914,549 from net working capital of $41,269,620 at December 31, 2020. The ratio of current assets to current liabilities was 28.85-to-1 at March 31, 2021.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2021 and 2020:

	2021	2020
Cash provided by (used in):
Operating activities	$(880,935)	$(672,156)
Investing activities	-	(1,462,200)
Financing activities	-	-

Net cash used in operating activities was $0.88 million in the three months ended March 31, 2021, an increase of cash outflow of $0.21 million from $0.67 million of cash used in operating activities in the same period of 2020. The increase of cash outflow was attributable primarily to the increase in cash outflow for inventory of $0.49 million to $0.13 million outflow in the three months ended March 31, 2021, compared to $0.37 million cash inflow in the same period, such increase in cash outflows being mainly due to more purchase made for an increase of our sales in the three months ended March 31, 2021. The increase in operating cash outflow was partially offset by (i) an increase cash inflow of $0.34 million from accounts receivable to $0.35 million cash inflow in the three months ended March 31, 2021, compared to $2,307 cash inflow in the same period of 2020, such increase being primarily due to collect from our customers in timely fashion in the three month ended March 31, 2021; (ii) an increase cash inflow of $0.13 million from other current assets to $0.13 million, compared to $1,369 cash inflow in the same period due to we made our payments to our service providers in advance basis.

Net cash used in investing activities was $0 in the three months ended March 31, 2021 since we have no investing activities. Net cash used in investing activities was $1.46 million in the three months ended March 31, 2020 related to cash of Bright Swallow disposed of in January 2020 while we received $2.50 million cash consideration for this sale transaction.

Net cash provided by financing activities was $0 in the three months ended March 31, 2021 and 2020.

As of March 31, 2021, we had gross accounts receivable of $174,087, of which $142,181 was not yet past due and $32,100 was less than 90 days past due. We had an allowance for bad debt of $1,741. As of May 4, 2021, $134,601 of accounts receivable outstanding as of March 31, 2021 had been collected.

All accounts receivable outstanding at December 31, 2020 had been collected during 2021.

As of March 31, 2021 and December 31, 2020, we had advances to suppliers of $351,088 and $381,894, respectively. These supplier prepayments are made for goods before we actually receive them.

For a new product, the normal lead time from new product R&D, prototype, and mass production to delivery of goods from our suppliers to us is approximately six to nine months after we make advance payments to our suppliers. For other products, the typical time is five months after our advance payment. Due to the COVID-19 pandemic, freight transportation of products from our international suppliers has been delayed or suspended during the outbreak. As such, no reserve on supplier prepayments had been made or recorded by us. We will consider the need for a reserve when and if a supplier fails to fulfill our orders within the time frame as stipulated in the purchase contracts. As of March 31, 2021, and December 31, 2020, no reserve on supplier prepayments had been made or recorded by us.

As of May 4, 2021, 52% of our advances to suppliers outstanding at March 31, 2021 had been delivered to us in the form of purchases of furniture.

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

Other Long-Term Liabilities

As of March 31, 2021, we recorded long-term taxes payable of $1.63 million, consisting of an income tax payable of $1.63 million, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on our post-1986 foreign unremitted earnings, and a $0.01 million unrecognized tax benefit, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

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

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity or that are not reflected in our unaudited condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2021. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In an Amended Complaint, plaintiffs seek to represent a class of entities involved in any transaction in Nova’s stock from December 3, 2015 through December 20, 2018. They claim that during this period the Company: (1) overstated its purported strategic alliance with a customer in China to operate as lead designer and manufacturer for all furnishings in its planned $460 million senior care center in China; and (2) inflated its reported sales in 2016 and 2017 with that same customer and another major customer.  Plaintiffs claim that the falsity of these representations was exposed in a blog posted on the Seeking Alpha website in which it was claimed that an investigation failed to confirm the existence of several entities identified as significant customers.  Plaintiffs, however, have offered no evidence of falsity other than the Seeking Alpha blog.

Nova denies that there were any misstatements made in its public disclosures.  It also, inter alia, challenges plaintiffs’ ability to establish loss causation and damages.

By Order entered December 2, 2019, the Court denied a Motion to Dismiss the Amended Complaint Nova, Ms. Lam and Mr. Chuang filed (the “Nova Defendants”) The Nova Defendants accordingly answered the Amended Complaint.  The Court entered a scheduling order setting a final pretrial conference for July 20, 2020 that has now been extended until an unspecified date in August, 2021. On April 9, 2021, plaintiffs filed a Motion to Certify a Class.  A hearing on this Motion has been set for July 12, 2021.

Independent of the litigation, the Audit Committee engaged the Company’s independent auditor to perform special procedures to confirm the sales challenged in the Barney action. Those procedures included, but were not limited to, the examination and testing of relevant documentation relating to the sales made by the Company to the customers identified in the Seeking Alpha blog and 100% sampling of all transactions between the Company and the subject customers. The auditor finished its special procedures in March 2019 and reported to the Audit Committee that no evidence of fictitious sales or of fictitious customers was discovered regarding the customers mentioned in the Seeking Alpha blog,. Please see the details in the Form 8-K filed by the Company with SEC on March 29, 2019.

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

The Company believes there is no basis to the derivative complaints.

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

NOVA LIFESTYLE, INC.
(Registrant)

Date: May 17, 2021	By:	/s/ Thanh H. Lam
Thanh H. Lam Chairperson and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2021		/s/ Jeffery Chuang
Jeffery Chuang Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)