Form 10-Q
period 2021-06-30
Nova Lifestyle, Inc.
filed 2021-08-16
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36259

NOVA LIFESTYLE, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6565 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

(323) 888-9999
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NVFY	Nasdaq Stock Market

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

YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,687,052 shares of common stock outstanding as of August 12, 2021.

Nova LifeStyle, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$5,505,149	$8,744,784
Accounts receivable, net	159,451	514,939
Advance to suppliers	318,973	381,894
Inventories	27,164,042	32,814,520
Prepaid expenses	505,438	217,591
Other receivables	516,760	132,155
Tax receivable	478,435	489,020
Loan to unrelated party	1,234,359	-

Total Current Assets	35,882,607	43,294,903

Noncurrent Assets
Plant, property and equipment, net	556,947	453,518
Operating lease right-of-use assets, net	1,928,279	2,319,742
Lease deposit	72,843	73,801
Goodwill	218,606	218,606
Deferred tax asset	-	117,952

Total Noncurrent Assets	2,776,675	3,183,619

Total Assets	$38,659,282	$46,478,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

	June 30, 2021	December 31, 2020
	(Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$549,933	$743,785
Operating lease liability, current	643,303	688,082
Advances from customers	258,952	266,243
Accrued liabilities and other payables	741,010	322,994
Other loan interest payable	5,167	4,179

Total Current Liabilities	2,198,365	2,025,283

Noncurrent Liabilities
Other loan	150,000	150,000
Operating lease liability, non-current	1,421,307	1,746,070
Income tax payable	1,437,223	1,628,694

Total Noncurrent Liabilities	3,008,530	3,524,764

Total Liabilities	5,206,895	5,550,047

Contingencies and Commitments

Stockholders' Equity
Common stock, $0.001 par value; 15,000,000 shares authorized, 5,609,234 and 5,596,234 shares issued and outstanding; as of June 30, 2021 and December 31, 2020, respectively	5,609	5,596
Additional paid-in capital	39,792,705	39,766,978
Statutory reserves	-	6,241
Accumulated other comprehensive income	405,526	798,290
(Accumulated deficits) Retained earnings	(6,751,453)	351,370

Total Stockholders' Equity	33,452,387	40,928,475

Total Liabilities and Stockholders' Equity	$38,659,282	$46,478,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)

Net Sales	$6,881,583	$4,498,146	$3,550,016	$2,294,926

Cost of Sales	9,508,404	2,847,220	7,557,149	1,423,029

Gross (Loss) Profit	(2,626,821)	1,650,926	(4,007,133)	871,897

Operating Expenses
Selling expenses	1,646,842	577,315	878,757	259,899
General and administrative expenses	2,771,043	2,433,019	1,392,713	1,150,300

Total Operating Expenses	4,417,885	3,010,334	2,271,470	1,410,199

Loss From Operations	(7,044,706)	(1,359,408)	(6,278,603)	(538,302)

Other Income (Expenses)
Non-operating income, net	-	38,025	-	38,025
Foreign exchange transaction (loss) income	34,428	(141,536)	(34,556)	14,477
Interest income, net	25,911	22,262	28,301	1,437
Financial expense	(111,636)	(62,413)	(57,284)	(29,673)

Total Other (Expenses) Income	(51,297)	(143,662)	(63,539)	24,266

Loss Before Income Taxes and Discontinued operations	(7,096,003)	(1,503,070)	(6,342,142)	(514,036)

Income Tax Expense	(13,061)	(25,145)	(3,385)	(1,266)

Loss From Continuing Operations	(7,109,064)	(1,528,215)	(6,345,527)	(515,302)

Loss From Discontinued Operations	-	(326,531)	-	-

Net Loss	(7,109,064)	(1,854,746)	(6,345,527)	(515,302)

Other Comprehensive (Loss) Income
Foreign currency translation	(392,764)	193,893	(163,917)	35,678

Net Loss and Comprehensive Loss	(7,501,828)	(1,660,853)	(6,509,444)	(479,624)

Weighted average shares outstanding – Basic and Diluted	5,601,988	5,575,729	5,605,261	5,579,261

Loss from continuing operations per share of common stock
Basic and Diluted	$(1.27)	$(0.27)	$(1.13)	$(0.09)

Loss from discontinued operations per share of common stock
Basic and Diluted	$-	$(0.06)	$-	$-

Net loss per share of common stock
Basic and Diluted	$(1.27)	$(0.33)	$(1.13)	$(0.09)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

Three Months Ended June 30, 2021

				Accumulated
			Additional	Other			Total
	Common stock		Paid-in	Comprehensive	Statutory	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Reserve	Deficits	Equity

Balance at beginning of period	5,602,734	$5,602	$39,779,842	$569,443	$-	$(405,926)	$39,948,961

Stock issued to employees	1,500	2	2,968	-	-	-	2,970

Stock issued to consultants	5,000	5	9,895	-	-	-	9,900

Foreign currency translation loss	-	-	-	(163,917)	-	-	(163,917)

Net loss	-	-	-	-	-	(6,345,527)	(6,345,527)

Balance at end of period	5,609,234	$5,609	$39,792,705	$405,526	$-	$(6,751,453)	$33,452,387

Three Months Ended June 30, 2020

				Accumulated
			Additional	Other			Total
	Common stock		Paid-in	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	Capital	Income	Reserve	Earnings	Equity

Balance at beginning of period	5,576,734	$5,576	$39,662,018	$158,215	$6,241	$25,090,251	$64,922,301

Stock issued to employees	1,500	2	3,193	-	-	-	3,195

Stock issued to consultants	5,000	5	12,745	-	-	-	12,750

Stock options issued to board of directors and employees	-	-	28,685	-	-	-	28,685

Foreign currency translation gain	-	-	-	35,678	-	-	35,678

Net loss	-	-	-	-	-	(515,302)	(515,302)

Balance at end of period	5,583,234	$5,583	$39,706,641	$193,893	$6,241	$24,574,949	$64,487,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

Six Months Ended June 30, 2021

				Accumulated		Retained
			Additional	Other		Earnings	Total
	Common stock		Paid-in	Comprehensive	Statutory	(Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Reserve	Deficits)	Equity

Balance at beginning of period	5,596,234	$5,596	$39,766,978	$798,290	$6,241	$351,370	$40,928,475

Stock issued to employees	3,000	3	5,937	-	-	-	5,940

Stock issued to consultants	10,000	10	19,790	-	-	-	19,800

De-registration and liquidation of Nova Macau	-	-	-	-	(6,241)	6,241	-

Foreign currency translation loss	-	-	-	(392,764)	-	-	(392,764)

Net loss	-	-	-	-	-	(7,109,064)	(7,109,064)

Balance at end of period	5,609,234	$5,609	$39,792,705	$405,526	$-	$(6,751,453)	$33,452,387

Six Months Ended June 30, 2020

				Accumulated
			Additional	Other			Total
	Common stock		Paid-in	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	Capital	Income	Reserve	Earnings	Equity

Balance at beginning of period	5,568,734	$5,568	$39,605,042	$-	$6,241	$26,429,695	$66,046,546

Stock issued to employees	4,500	5	9,581	-	-	-	9,586

Stock issued to consultants	10,000	10	25,490	-	-	-	25,500

Stock options issued to board of directors and employees	-	-	66,528	-	-	-	66,528

Foreign currency translation gain	-	-	-	193,893	-	-	193,893

Net loss	-	-	-	-	-	(1,854,746)	(1,854,746)

Balance at end of period	5,583,234	$5,583	$39,706,641	$193,893	$6,241	$24,574,949	$64,487,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

	Six Months ended June 30,
	2021	2020

Cash Flows From Operating Activities
Net loss	$(7,109,064)	$(1,854,746)
Net loss from discontinued operations	-	(326,531)
Net loss from continuing operations	$(7,109,064)	$(1,528,215)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	38,526	28,258
Amortization of operating lease right-of-use assets	385,816	285,520
Write down of inventories	5,526,307	-
Stock based compensation expense	25,740	98,419
Changes in bad debt allowance	(3,590)	(29)
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	359,078	2,905
Advance to suppliers	62,921	17,299,607
Inventories	124,171	(16,607,308)
Other current assets	(703,768)	(354,640)
Increase (decrease) in -
Operating lease liabilities	(363,836)	(275,361)
Accounts payable	(193,852)	(184,198)
Advance from customers	(3,777)	49,404
Accrued liabilities and other payables	421,366	97,064
Taxes payable	(180,832)	(25,797)

Net Cash Used in Operating Activities	(1,614,794)	(1,114,371)

Cash Flows From Investing Activities
Loan to an unrelated party	(1,220,226)	-
Purchase of property and equipment	(152,950)	-

Net Cash Used in Investing Activities	(1,373,176)	-

Cash Flows From Financing Activities
Proceeds from other loans	-	466,096

Net Cash Provided by Financing Activities	-	466,096

Net Cash Provided by Discontinued Operations	-	1,037,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

	Six Months ended June 30,
	2021	2020

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$(251,665)	$195,968

Net (decrease) increase in cash and cash equivalents	(3,239,635)	585,493

Cash and cash equivalents, beginning of period	8,744,784	8,885,398

Cash and cash equivalents, ending of period	$5,505,149	$9,470,891

Supplemental Disclosure of Cash Flow Information
Cash paid during period for:
Income tax payments	$193,948	$55,000
Interest expense	$2,910	$3,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

Note 1 - Organization and Description of Business

Organization and Business

Nova LifeStyle, Inc. (“Nova LifeStyle” or the “Company”), formerly known as Stevens Resources, Inc., was incorporated in the State of Nevada on September 9, 2009.

The Company is a U.S. holding company with no material assets other than the ownership interests of its subsidiaries through which it markets, designs and sells furniture worldwide: Nova Furniture Limited domiciled in the British Virgin Islands (“Nova Furniture”), Nova Furniture Ltd. domiciled in Samoa (“Nova Samoa”),Diamond Bar Outdoors, Inc. domiciled in California (“Diamond Bar”), Nova Living (M) SDN. BHD. domiciled in Malaysia (“Nova Malaysia”) and Nova Living (HK) Group Limited domiciled in Hong Kong (“Nova HK”). The Company had two former subsidiaries Bright Swallow International Group Limited domiciled in Hong Kong (“Bright Swallow” or “BSI”) which was sold in January 2020 and Nova Furniture Macao Commercial Offshore Limited domiciled in Macao (“Nova Macao”) which was de-registration and liquidation in January 2021.

Nova Macao was organized under the laws of Macao on May 20, 2006, and was a wholly owned subsidiary of Nova Furniture.  Nova Macao was a trading company, importing, marketing and selling products designed and manufactured by third-party manufacturers for the U.S. and international markets. Diamond Bar was incorporated in California on June 15, 2000.  Diamond Bar markets and sells products manufactured by third-party manufacturers under the Diamond Sofa brand to distributors and retailers principally in the U.S. market.

On December 7, 2017, Nova LifeStyle incorporated i Design Blockchain Technology, Inc. (“i Design”) under the laws of the State of California. The purpose of i Design is to build the Company’s own blockchain technology team. This new company will focus on the application of blockchain technology in the furniture industry, including encouraging and facilitating interactions among designers and customers, and building a blockchain-powered platform that enables designers to showcase their products, including current and future furniture designs. This company is in the planning stage and has had minimal operations through June 30, 2021.

On December 12, 2019, Nova LifeStyle acquired Nova Malaysia at cost of $1.00 which was incorporated in Malaysia on July 26, 2019. The purpose of this acquisition was to market and sell high-end physiotherapeutic jade mats for use in therapy clinics, hospitality, and real estate projects in Malaysia and other regions in Southeast Asia.

On January 7, 2020, the Company transferred its entire interest in Bright Swallow to Y-Tone (Worldwide) Limited, an unrelated third party, for cash consideration of $2,500,000, pursuant to a formal agreement entered into on January 7, 2020. The Company received the payment on May 11, 2020. As of December 31, 2020, operations of Bright Swallow were reported as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. Accordingly, assets, liabilities, revenues, expenses and cash flows related to Bright Swallow have been reclassified in the condensed consolidated financial statements as discontinued operations for all periods presented. Additional information with respect to the sale of Bright Swallow is presented at Note 3.

On October 14, 2020, the Macao Trade and Investment Promotion Institute invalidated Nova Macao’s offshore license under an Order of Repeal of Legal Regime of the Offshore Services by Macao Special Administrative Region. Nova Macao then entered a de-registration process and its business has been taken over by Nova HK. Nova Macao completed the de-registration and liquidation process in January 2021.

On November 5, 2020, Nova LifeStyle acquired Nova HK at cost of $1,290 which was incorporated in Hong Kong on November 6, 2019. This company has had minimal operations through June 30, 2021.

The “Company” and “Nova” collectively refer to Nova LifeStyle, the U.S. parent, and its subsidiaries, Nova Furniture, Nova Samoa, Nova Macao, Diamond Bar, i Design, Nova HK and Nova Malaysia.

COVID-19

Beginning in 2020, a strain of novel coronavirus (“COVID-19”) has spread globally and, at this point, the Company’s operations has been adversely impacted by the COVID-19 pandemic. In particular, during the year ended December 31, 2020, Nova Malaysia had not been able to operate in full capacity due to Malaysian government’s shut down orders which resulted in sales lagging and slow-moving inventories. The Company’s two showrooms in Kuala Lumpur were closed from March 2020 to May 2020 and closed again since August 2020 and re-opened on March 5, 2021. However, Malaysia imposed a new nationwide lockdown on May 12, 2021 until early June 2021, then the lockdown has extended to early October 2021. The Company expects that the impact of the COVID-19 outbreak on the United States and world economies will also continue to have a material adverse impact on the demand for its products.

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

The severity of the impact of the COVID-19 pandemic on the Company’s business will continue to depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the new variants of COVID-19, the efficacy and distribution of COVID-19 vaccines and the extent and severity of the impact on the Company’s customers, service providers and suppliers, all of which are uncertain and cannot be predicted. As of the date of issuance of the Company’s financial statements, the extent to which the COVID-19 pandemic may in the future materially impact the Company’s financial condition, liquidity or results of operations is uncertain. The Company is monitoring and assessing the evolving situation closely and evaluating its potential exposure.

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

The interim condensed consolidated financial information as of June 30, 2021 and for the six months and three month periods ended June 30, 2021 and 2020 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, previously filed with the SEC on March 29, 2021.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of June 30, 2021, its interim condensed consolidated results of operations and cash flows for the six month periods ended June 30, 2021 and 2020, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods

Use of Estimates

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

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for the Company’s products, and adversely impact its results of operations. During the six months ended June 30, 2021, the Company continued to face increasing uncertainties around its estimates of revenue collectability, accounts receivable credit losses and valuation of inventories. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Its estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its unaudited condensed consolidated financial statements.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the two-step goodwill impairment test for the Diamond Bar reporting unit.  Accordingly, as of June 30, 2021 and December 31, 2020, the Company concluded there was no impairment of goodwill of Diamond Bar.

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

Balance at January 1, 2021	$5,201
Reversal	(3,590)
Balance at June 30, 2021	$1,611

The bad debts reversal for the six months ended June 30, 2021 and 2020 was $3,590 and $29, respectively; and $130 and $6 for the three months ended June 30, 2021 and 2020, respectively.

Advances to Suppliers

Advances to suppliers are reported net of allowance when the Company determines that amounts outstanding are not likely to be collected in cash or utilized against purchase of inventories. Based on its historical record and in normal circumstances, the Company receives goods within 5 to 9 months from the date the advance payment is made. Due to the COVID-19 pandemic, freight transportation of products from the Company’s international suppliers has been delayed or suspended during the outbreak. Any provisions for allowance for advances to suppliers, if deemed necessary, are included in general and administrative expenses in the consolidated statements of operations. During the six months and three months ended June 30, 2021 and 2020, no provision was made on advances to suppliers.

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

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to additional paid-in capital using the average-cost method. Upon retirement of treasury stock, the amounts in excess of par value are charged entirely to additional paid-in capital.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expenses were $4,791 and $19,393 for the six months ended June 30, 2021 and 2020, respectively; and $1,527 and $7,127 for the three months ended June 30, 2021 and 2020, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision.  The income tax expense for the six months and three months ended June 30, 2021 are $13,061 and $3,385, respectively, and are primarily related to quarter-to-date income generated from foreign operations. The income tax expense for the six months and three months ended June 30, 2020 are approximately $8,400 and $2,400 and are primarily related to quarter-to-date losses generated from U.S. operations.

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

Nova Lifestyle, Inc. and Diamond Bar are subject to U.S. federal and state income taxes. Nova Furniture BVI was incorporated in the BVI, Nova Samoa was incorporated in Samoa, and Nova HK was incorporated in Hong Kong. There is no income tax for companies domiciled in the BVI and Samoa. Accordingly, the Company’s condensed consolidated financial statements do not present any income tax provisions related to the BVI and Samoa tax jurisdictions where Nova Furniture BVI and Nova Samoa are domiciled. Nova Malaysia is incorporated in Malaysia and is subject to Malaysia income taxes at the statutory rate of 24%. Nova HK is incorporated in Hong Kong and is subject to Hong Kong income taxes at the statutory rate of 16.5%.

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign‐sourced earnings such as global intangible low‐taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the interim periods presented herein, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses (NOLs) arising in taxable years beginning after December 31, 2017.

As of June 30, 2021 and December 31, 2020, the accumulated undistributed earnings generated by its foreign subsidiaries were approximately $27,500,000 and $27,900,000, respectively, of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”), for the six months ended June 30, 2021 and 2020 is as follows:

	Gross UTB
	2021	2020

Balance – January 1 and June 30	$935	12,547

At June 30, 2021 and December 31, 2020, the Company had cumulatively accrued $145 and $131 for estimated interest and penalties related to unrecognized tax benefits, respectively, related to the Company’s continuing operations. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled $14 and $250 for the six months ended June 30, 2021 and 2020, respectively; and $7 and $125 for the three months ended June 30, 2021 and 2020, respectively, related to the Company’s continuing operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

As of June 30, 2021, unrecognized tax benefits were approximately $900. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $900 as of June 30, 2021. As of June 30, 2020, unrecognized tax benefits were approximately $12,500. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $12,500 as of June 30, 2020.

Nova Lifestyle and Diamond Bar are subject to U.S. federal and state income taxes and tax years 2018-2020 remain open to examination by tax authorities in the U.S.

Revenue Recognition

The Company recognizes revenues when its customers obtain control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identifies contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenues when (or as) it satisfies the performance obligation.

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

The Company’s sales policy allows for product returns within the warranty period if the product is defective and the defects are the Company’s fault. As alternatives to the product return option, the customers have the option of requesting a discount from the Company for products with quality issues or of receiving replacement parts from the Company at no cost. The amount for product returns, the discount provided to the Company’s customers, and the costs for replacement parts were immaterial for the six months and three months ended June 30, 2021 and 2020.

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers and write-downs of inventory.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the six months ended June 30, 2021 and 2020, shipping and handling costs were $2,939 and $986, respectively, and $1,946 and $637 for the three months ended June 30, 2021 and 2020, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense was $823,947 and $19,600 for the six months ended June 30, 2021 and 2020, respectively, and $416,085 and $1,602 for the three months ended June 30, 2021 and 2020, respectively. During the six months and three months ended June 30, 2021 and 2020, advertising expense from discontinued operations were $0.

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

The following table presents a reconciliation of basic and diluted loss per share for the six months and three months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020

Net loss from continuing operations	$(7,109,064)	$(1,528,215)	$(6,345,527)	$(515,302)
Net loss from discontinued operations	-	(326,531)	-	-
Net loss	(7,109,064)	(1,854,746)	(6,345,527)	(515,302)

Weighted average shares outstanding – Basic and Diluted *	5,601,988	5,575,729	5,605,261	5,579,261

Net loss from continuing operations per share of common stock
Basic and Diluted	$(1.27)	$(0.27)	$(1.13)	$(0.09)

Net loss from discontinued operations income per share of common stock
Basic and Diluted	$-	$(0.06)	$-	$-

Net loss per share of common stock
Basic and Diluted	$(1.27)	$(0.33)	$(1.13)	$(0.09)

* Including 42,779 and 47,807 shares that were granted and vested but not yet issued for the six months ended June 30, 2021 and 2020, respectively.

For the six months and three months ended June 30, 2021, 13,000 shares of unvested restricted stock and stock options to purchase 340,500 shares of the Company’s stock were excluded from the EPS calculation, as their effects were anti-dilutive.

For the six months and three months ended June 30, 2020, 171,667 shares purchasable under warrants, 25,300 shares of unvested restricted stock and stock options to purchase 340,500 shares of the Company’s stock were anti-dilutive and were excluded from EPS calculation.

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

No customer accounted for 10% or more of the Company’s sales for the six months ended June 30, 2021, while one customer accounted for 10% of the Company’s sales for the six months ended June 30, 2020. No customer accounted for 10% or more of the Company’s sales for the three months ended June 30, 2021, while one customer accounted for 12% of the Company’s sales for the three months ended June 30, 2020. Two customers accounted for 16% and 10%, respectively, of the Company’s gross accounts receivable as of June 30, 2021. Two customers accounted for 40% and 27%, respectively, of the Company’s gross accounts receivable as of December 31, 2020.

The Company purchased its products from three and four major vendors during the six months ended June 30, 2021 and 2020, respectively, accounting for a total of 59% for 2021 (32%, 16%, and 11%) and 82% for 2020 (31%, 19%, 19% and 13%) of the Company’s purchases. The Company purchased its products from two and four major vendors during the three months ended June 30, 2021 and 2020, accounting for a total of 51% for 2021 (33% and 18%) and 87% for 2020 (32%, 21%, 20% and 14%) of the Company’s purchases. Advances made to these vendors were $57,017 and $nil as of June 30, 2021 and December 31, 2020, respectively. Accounts payable to these vendors were $84,806 and $nil as of June 30, 2021 and December 31, 2020, respectively.

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

Foreign Currency Translation and Transactions

The condensed consolidated financial statements are presented in United States Dollar (“$” or “USD”), which is also the functional currency of Nova LifeStyle, Nova Furniture, Nova Samoa, Diamond Bar, Nova HK and i Design, and its former subsidiaries, Nova Macao and Bright Swallow.

The Company's subsidiary with operations in Malaysia uses its local currency, the Malaysian Ringgit (“RM”), as its functional currency. An entity’s functional currency is the currency of the primary economic environment in which it operates, which is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements.

Foreign currency transactions denominated in currencies other than the functional currency are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are re-measured at the applicable rates of exchange in effect at that date. Gains and losses resulting from foreign currency re-measurement are included in the statements of operations.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2021	RM4.15 to 1
December 31, 2020	RM4.02 to 1

Statement of operations and cash flow items
For the six months ended June 30, 2021	RM4.10 to 1
For the six months ended June 30, 2020	RM4.25 to 1

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

Management concluded that the Company had one reportable segment under ASC 280 because Diamond Bar is a furniture distributor based in California focusing on customers in the United States, Bright Swallow was a furniture distributor focusing on customers in Canada, and Nova Macao was a furniture distributor based in Macao focusing on international customers, Nova HK is a furniture distributor based in Hong Kong focusing on international customers, and Nova Malaysia is a furniture retailer and distributor focusing on customers primarily in Malaysia. They are all operated under the same senior management of the Company, and management views the operations of Diamond Bar, Bright Swallow, Nova Macao, Nova HK and Nova Malaysia as one entity for making business decisions.

All of the Company’s long-lived assets are mainly property, plant and equipment located in the United States and Malaysia and are utilized for administrative purposes.

Net sales to customers by geographic area are determined by reference to the physical product shipment delivery locations requested by the customers. For example, if the products are delivered to a customer in the United States, the sales are recorded as generated in the United States; if the customer directs us to ship its products to China, the sales are recorded as sold in China.

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. As the rate implicit in the lease is not readily determinable for the operating lease, the Company generally uses an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating lease right-of-use (“ROU assets”) assets represent the Company’s right to control the use of an identified asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are generally recognized based on the amount of the initial measurement of the lease liability. Lease expense is recognized on a straight-line basis over the lease term.

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

The Company recognized no impairment of ROU assets as of June 30, 2021 and December 31, 2020.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current in the consolidated balance sheets at June 30, 2021 and December 31, 2020.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions and enhances and simplifies various aspects of the income tax accounting guidance in ASC 740. ASU 2019-12 was effective January 1, 2021. The adoption of ASU 2019-12 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. For contracts in an entity’s own equity, the type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”).  ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument.  An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period.  The adoption of ASU 2021-04 is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosures.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 is to be adopted on a modified retrospective basis. As a smaller reporting company, ASU 2016-13 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statement presentations and disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 of the two-step goodwill impairment test, under which a goodwill impairment loss was measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss is measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). Adoption of the ASUs is on a modified retrospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact that the adoption of ASU 2017-04 will have on its consolidated financial statement presentation or disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Note 3 - Discontinued Operations

On January 7, 2020, the Company transferred its entire interest in Bright Swallow to Y-Tone (Worldwide) Limited, an unrelated third party, for cash consideration of $2,500,000, pursuant to a formal agreement entered into on January 7, 2020. The Company received the payment on May 11, 2020.

As of December 31, 2019 and subsequently, operations of Bright Swallow have been reported as discontinued operations in the Company’s unaudited condensed consolidated financial statements. Accordingly, assets, liabilities, revenues, expenses and cash flows related to Bright Swallow have been reclassified in the consolidated financial statements as discontinued operations for all periods presented.

The following table summarizes the net assets of Bright Swallow at the date of disposal (January 7, 2020):

Cash and cash equivalents	$1,462,200
Accounts receivable, net	969,841
Advance to suppliers	609,935
Accounts payable	(948)
Advance from customers	(126,916)
Accrued liabilities and other payables	(2,553)
Income tax payable	(85,028)

Net assets of Bright Swallow upon disposal	2,826,531
Cash consideration received	(2,500,000)
Loss on disposal of subsidiary	$(326,531)

The loss on disposal of discontinued operations in relation to Bright Swallow for the six months ended June 30, 2020 was $326,531.

Note 4 - Inventories

The inventories as of June 30, 2021 and December 31, 2020 totaled $27,164,042 and $32,814,520, respectively, and consisted entirely of finished goods.

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the six months and three months ended June 30, 2021, the Company wrote-down $5,526,307 of slow-moving inventory. The inventory write-down is included in “Cost of Sales” in the consolidated statements of operations. There were no write-downs of inventories for the six months and three months ended June 30, 2020. In light of the current and developing business conditions as a result of Covid-19 pandemic, additional write downs of inventories may be required in subsequent periods.

Note 5 - Plant, Property and Equipment, Net

As of June 30, 2021 and December 31, 2020, plant, property and equipment consisted of the following:

	June 30, 2021	December 31, 2020

Computer and office equipment	$496,558	$396,302
Decoration and renovation	489,407	448,641
	985,965	844,943
Less: accumulated depreciation	(429,018)	(391,425)
	$556,947	$453,518

Depreciation expense was $38,526 and $28,258 for the six months ended June 30, 2021 and 2020, respectively, and $20,775 and $12,816 for the three months ended June 30, 2021 and 2020, respectively.

Note 6 - Advances to Suppliers

The Company makes advances to certain vendors for inventory purchases. The advances on inventory purchases were $318,973 and $381,894 as of June 30, 2021 and December 31, 2020, respectively. No impairment charges were made on advances to suppliers for the six months and three months ended June 30, 2021 and 2020.

Note 7 - Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Prepaid expenses	$505,438	$217,591
Other receivables	516,760	132,155
	$1,022,198	$349,746

As of June 30, 2021 and December 31, 2020, prepaid expenses and other receivables mainly represented prepaid insurance, credit card payments, advance to an employee and Paypal and Cardknox account balances.

Note 8 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Other payables	$6,852	$6,428
Salary payable	12,462	6,731
Financed insurance premiums	398,040	103,104
Accrued rents	5,960	14,899
Accrued marketing	-	30,000
Accrued commission	121,935	112,673
Accrued expenses, others	195,761	49,159
	$741,010	$322,994

As of June 30, 2021 and December 31, 2020, other accrued expenses mainly included legal and professional fees, utilities and unpaid operating expenses incurred in Malaysia. Other payables represented other tax payable and rebate.

Note 9 - Loan to Unrelated Party

On May 25, 2021, Nova Malaysia entered into an agreement with an unrelated third party to grant a loan up to 20,000,000 Malaysia Ringgit ($4,821,717) with annual interest of 6.0% with repayment on demand. The loan was personally guaranteed by a shareholder of the unrelated party. As of June 30, 2021, the unrelated party had borrowed $5,000,000 Malaysia Ringgit ($1,205,429) from the Company. During the six months and three months ended June 30, 2021, the Company recorded interest income of 120,000 Malaysia Ringgit ($29,285). On August 13, 2021, the unrelated party fully repay the principal.

Note 10 - Other Loans

On May 4, 2020, the Company received loan proceeds in the amount of approximately $139,802 under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. On June 5, 2020, Congress passed a new law that allowed current PPP borrowers to choose to extend the eight-week period to 24 weeks to use the funds, but which cannot be extended beyond December 31, 2020. The Company had used the loans for eligible purposes and on December 28, 2020, the Company submitted the forgiveness application to the bank. No interest had been accrued for on this loan as of June 30, 2021.

The unforgiven portion of the PPP loan, if any, is payable over two years at an interest rate of 1% per annum, with a deferral of payments for the first six months.

On May 5, 2020, Diamond Bar was granted a loan from Cathay Bank in the aggregate amount of $176,294, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted on March 27, 2020. The Loan, which was in the form of a Note dated May 5, 2020 matures on May 5, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on May 5, 2020. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. On June 5, 2020, Congress passed a new law that allowed current PPP borrowers to choose to extend the eight-week period to 24 weeks to use the funds but which cannot be extended beyond December 31, 2020. The Company had used all the PPP loan proceeds for qualifying purposes within 24 weeks. On June 15, 2021, the Small Business Administration (SBA) approved the Company’s forgiveness application and remitted the entire loan amount of $176,294 in principle and $1,946 in interest to Cathay Bank.

On June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. The Loan, which was in the form of a promissory note dated June 19, 2020, matures on June 18, 2050 and bears interest at a rate of 3.75% per annum, payable monthly beginning 12 months from the date of the promissory note. Funds from the Loan may only be used for working capital. The loan was secured by all tangible and intangible property of Diamond Bar. Interest of $2,867 and $1,447 had been accrued for this loan for the six months and three months ended June 30, 2021, respectively.

Note 11 - Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s President who is currently also the Chief Executive Officer and Chairperson of the Board. The lease is renewable and has been renewed each year since 2011. On April 1, 2021, the Company renewed the lease for an additional one year term at a cost of $34,561. During the six months and three months ended June 30, 2021 and 2020, the Company paid rental amounts of $17,281 that are included in selling expenses.

On January 4, 2018, the Company entered into a sales representative agreement with a consulting firm, which is owned by the President, Chief Executive Officer and Chairperson of the Board, for sales representative service for a term of two years. On January 4, 2020, the Company renewed the agreement for an additional two years. The Company agreed to compensate the consulting firm via commission at predetermined rates of the relevant sales amount. During the six months ended June 30, 2021 and 2020, the Company recorded $211,802 and $65,503 as commission expense to this consulting firm, respectively; and $111,884 and $38,004 for the three months ended June 30, 2021 and 2020, respectively.

Note 12 - Stockholders’ Equity

On May 282021, the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) at its annual meeting. The 2021 Plan was approved by the  Board of Directors of the Company on April 12, 2021 and has a total of 3,000,000 shares of the Company’s common stock which may be granted as stock reward to attract and retain personnel, provide additional incentives to employees, directors and consultants and promote the success of the Company’s business. No awards have been granted under the 2021 Plan as of the date of this Report. On June 16, 2021, the of the Company filed Form S-8 to register the 3,000,000 shares of the Company’s common stock under the 2021 Plan.

Shares Issued to Consultants

On November 16, 2019, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2019 for a one year term. The Company agreed to grant the consultant 20,000 shares of the Company’s common stock, vesting 25% on February 15, 2020, 25% on May 15, 2020, 25% on August 15, 2020 and 25% on November 15, 2020. The fair value of the 20,000 shares was $51,000 which was calculated based on the stock price of $2.55 per share on November 18, 2019 and was amortized over the service term. The shares were issued pursuant to Nova LifeStyle, Inc.’s 2014 Omnibus Long-Term Incentive Plan (the “Plan”). During the six months and three months ended June 30, 2020, the Company charged $25,500 and $12,750, respectively, to operations as consulting expenses.

On November 16, 2020, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2020 for a one-year term. The Company agreed to grant the consultant 20,000 shares of the Company’s common stock, vesting 25% on February 15, 2021, 25% on May 15, 2021, 25% on August 15, 2021 and 25% on November 15, 2021. The fair value of the 20,000 shares was $39,600, which was calculated based on the stock price of $1.98 per share on November 16, 2020 and is being amortized over the service term. The shares were issued pursuant to the Plan. During the six months and three months ended June 30, 2021, the Company charged $19,800 and $9,900, respectively, to operations as consulting expenses.

Shares and Options Issued to Independent Directors

On November 4, 2019, the Company entered into stock option agreements under the 2014 Omnibus Long-Term Incentive Plan with the three independent members of the board of directors. The Company agreed to grant the Company’s three independent directors options to purchase an aggregate of 60,000 shares of the Company’s common stock at an exercise price of $2.80 per share, with a term of 5 years, vesting 25% on November 30, 2019, 25% on February 28, 2020, 25% on May 31, 2020, and 25% on August 31, 2020. The fair value of the stock options granted was estimated on the date of the grant using the Black-Scholes option pricing model. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 87%, risk free interest rate of 1.60%, and dividend yield of 0%. The fair value of the 60,000 stock options was $114,740 at the grant date. During the six months and three months ended June 30, 2020, the Company charged $57,370 and $28,685, respectively, to operations as directors’ stock compensation expense.

Shares Issued to Employees

On January 31, 2020, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2019. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $12,780, which was calculated based on the stock price of $2.13 per share on January 31, 2020, the date the award was determined by the Compensation Committee of the Board of Directors, vesting (25% on January 31, 2020, 25% on March 31, 2020, 25% on June 30, 2020 and 25% on September 30, 2020. During the six months and three months ended June 30, 2020, the Company amortized $6,390 and $3,195, respectively, to operations as stock compensation expense.

On November 10, 2020, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2020. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $11,880, which was calculated based on the stock price of $1.98 per share on November 10, 2020, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 10, 2020, 25% on March 31, 2021, 25% on June 30, 2021 and 25% on September 30, 2021. During the six months and three months ended June 30, 2021, the Company amortized $5,940 and $2,970, respectively, to operations as stock compensation expense.

Options Issued to Employees

On August 12, 2019, the Board approved an option grant to the Company’s Chief Financial Officer to purchase an aggregate of 7,000 shares of the Company’s common stock at an exercise price of $3.85 per share, with a term of 5 years, pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. Fifty percent (50%) of those stock options vested immediately, and the remaining 50% vested on the six-month anniversary of the Grant Date.

The fair value of the option granted to the Chief Financial Officer in 2019 was recognized as compensation expense over the vesting period of the stock option award. The fair value of the option was calculated using the following assumptions: estimated life of ten years, volatility of 87%, risk free interest rate of 1.49%, and dividend yield of 0%. The fair value of the 7,000 stock options was $18,318 at the grant date. During the six months and three months ended June 30, 2020, the Company recorded $9,159 and $0, respectively, to operations as stock compensation expense.

As of June 30, 2021, unrecognized share-based compensation expense was $19,187.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2021	340,500	$5.97	2.33
Exercisable at January 1, 2021	340,500	5.97	2.33

Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2021	340,500	$5.97	1.83
Exercisable at June 30, 2021	340,500	$5.97	1.83

(1)

The intrinsic value of the stock options at June 30, 2021 is the amount by which the market value of the Company’s common stock of $3.14 as of June 30, 2021 exceeds the average exercise price of the option. As of June 30, 2021, the intrinsic value of the outstanding and exercisable stock options was $0.

Statutory Reserves

As a U.S. holding company, the Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s former PRC subsidiary, Nova Macao, only out of the subsidiary’s retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of Nova Macao. Pursuant to the corporate laws of the PRC and Macao, including the PRC Regulations on Enterprises with Foreign Investment, Nova Macao is required to maintain a statutory reserve by appropriating from after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. As a result of the Macau laws and regulations that require annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as a general statutory reserve fund until such reserve balance reaches 50% of the subsidiary’s registered capital. Nova Macao is restricted in its ability to transfer a portion of its net assets to the Company as a dividend.

Surplus Reserve Fund

Nova Macao dissolved in January 2021. At December 31, 2020, it had surplus reserves of $6,241, representing 50% of its registered capital, which were transferred to additional paid-in capital during the six months ended June 30, 2021.

Note 13 - Geographical Analysis

Geographical distribution of sales consisted of the following for the six months and three months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Geographical Areas
North America	$6,387,173	$4,266,617	$3,444,057	$2,081,761
Asia (excluding China)	250,146	208,382	71,864	208,382
Other countries	244,264	23,147	34,095	4,783
	$6,881,583	$4,498,146	$3,550,016	$2,294,926

Geographical location of identifiable long-lived assets as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Geographical Areas
North America	$1,938,545	$2,236,709
Asia (excluding China)	546,681	536,551
	$2,485,226	$2,773,260

Note 14 - Lease

On June 17, 2013, the Company entered into a lease agreement for office, warehouse, storage, and distribution space in the United States with a five year term, commencing on November 1, 2013 and expiring on October 31, 2018. The lease agreement also provided an option to extend the term for an additional six years. On April 23, 2018, the Company extended the lease for another three years with an expiration date of October 31, 2021. The monthly rental payment is $42,000 with an annual 3% increase.

The Company has entered into several lease agreements for office and warehouse space in Commerce, California and showroom space in Las Vegas, Nevada and High Point, North Carolina on monthly or annual terms.

On July 15, 2019, Nova Malaysia entered into a sublease agreement for warehouse space with a two-year term, expiring on July 14, 2021. The initial monthly rental payment was 20,000 Malaysia Ringgit ($4,881) and was increased to 35,000 Malaysia Ringgit ($8,542) effective August 1, 2020.  On July 15, 2021, Nova Malaysia extended the lease for another two years with an expiration date of July 31, 2023.

On October 29, 2019, Nova Malaysia entered into a lease agreement for a showroom with a two-year term, commencing on December 1, 2019 and expiring on November 30, 2021. The monthly rental payment is 9,280 Malaysia Ringgit ($2,265).

On August 20, 2020, Nova Malaysia entered into a sublease agreement for an office and service center with a two-year term, commencing on September 1, 2020 and expiring on August 31, 2022. The monthly rental payment is 30,000 Malaysia Ringgit ($7,321).

Operating lease expense for the six months and three months ended June 30, 2021 and 2020 was as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020

Operating lease cost – straight line	$400,376	$276,363	$199,582	$100,111

Total lease expense	$400,376	$276,363	$199,582	$100,111

The following is a schedule, by years, of maturities of operating lease liabilities as of June 30, 2021:

12 months ending June 30,
2022	$730,231
2023	665,686
2024	670,758
2025	169,333
Thereafter	-
Total undiscounted cash flows	2,236,008
Less: imputed interest	(171,398)
Present value of lease liabilities	2,064,610

Lease Term and Discount Rate

Weighted-average remaining lease term - years
Operating leases - USA	3.34
Operating leases - Malaysia	1.02

Weighted-average discount rate (%)
Operating leases - USA	5.00%
Operating leases - Malaysia	2.87%

Note 15 - Commitments and Contingencies

Legal Proceedings

On December 28, 2018, a federal putative class action complaint was filed by George Barney against the Company and its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) in the United States District Court for the Central District of California, claiming the Company violated federal securities laws and pursuing remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 (the “Barney Action”). Richard Deutner and ITENT EDV were subsequently appointed as lead plaintiffs and, on June 18, 2019,  filed an Amended Complaint.

Plaintiffs seek to represent a class of entities acquiring Nova’s stock from December 3, 2015 through December 20, 2018. They claim that during this period the Company: (1) overstated its purported strategic alliance with a customer in China to operate as lead designer and manufacturer for all furnishings in its planned $460 million senior care center in China; and (2) inflated sales in 2016 and 2017 by recognizing significant sales to two allegedly non-existent customers.  Plaintiffs claim that the falsity of these representations was exposed in a blog posted on the Seeking Alpha website in which it was claimed that an investigation failed to confirm the existence of several entities identified as significant customers.

Nova denies that there were any misstatements in its public disclosures.  It also, inter alia, challenges plaintiffs’ ability to establish loss causation and damages.

On or about June 17, 2021, Nova executed a Term Sheet with the lead plaintiffs to settle the Barney Action for payment of Seven Hundred and Fifty Thousand Dollars ($750,000).  The Term Sheet, provides, inter alia, for execution of a definitive Settlement Stipulation, the parties to move the Court to certify a settlement class, for the Barney Action to be dismissed with prejudice, and for the full and final release of all claims all class members ultimately included within the class with respect to the transactions and occurrences challenged in the Amended Complaint.  The Term Sheet also specifies that the defendants deny all liability and are settling simply to avoid the distraction and expense of further litigation. While the Term Sheet by its terms is binding, it is subject to several conditions, including the Court’s certification of a settlement class and finally approving the settlement, and provides defendants with the right to terminate if the number of opt-outs exceeds an agreed threshold.  The parties are in the process of drafting the definitive settlement stipulation and ancillary settlement documents.  While the precise amount is not presently ascertainable, most, if not all, of the settlement will be funded by Nova’s insurance carrier and the Company should not incur any expense in excess of its self-insured retainer.

On March 8, 2019, in the United States District Court for the Central District of California, Jie Yuan (the “Jie Action”) filed a putative shareholder derivative lawsuit purportedly on behalf of the Company against its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) and directors (Charlie Huy La, Bin Liu, Umesh Patel, and Min Su) and vice president (Steven Qiang Liu) (collectively, the “Defendants”) seeking to recover any losses the Company sustains as a result of alleged securities violations outlined in the Seeking Alpha blog and Barney securities class action complaint. Specifically, the derivative lawsuit alleges that the Defendants caused the Company to make the alleged false and/or misleading statements giving rise to the putative securities class action.  The Plaintiff also alleges that President and CEO Lam engaged in self-dealing transactions by leasing her property to Diamond Bar, a Company subsidiary, and asserts, in conclusory fashion, that Lam, former CEO and director Ya Ming Wong, former CFO and director Yuen Ching Ho, and director Umesh Patel sold securities during the period of time when the alleged false and/or misleading statements were made “with knowledge of material non-public information . . . .”

On May 15, 2019, Wilson Samuels (the “Samuels Action”) filed a putative derivative complaint purportedly on behalf of the Company against the same current and former directors and officers named in the Jie Action other than Steven Qiang Liu. That action was filed in the United States District Court for the Central District of California. Samuels repeats the allegations of the Complaint in the Jie Action.  Additionally, Samuels claims that, in announcing its change of auditing firms in September 2016, the Company asserted that this change was made because its existing auditor ceased auditing public companies subject to regulation in the United States without disclosing that its new auditing firm was created in a merger of three accounting firms, including a firm whose registration was revoked by the Public Company Accounting Oversight Board.  Samuels also claims that the Company redeemed its stock in reliance upon the same purported fraudulent recognition of revenues claimed in the putative class action.  Samuels purports to state direct claims under Sections 10(b) and 20 of the Exchange Act and SEC Rule 10b-5.

On March 3, 2020, the defendants filed motions to stay the derivative actions until the Barney Action is resolved or alternatively to dismiss on the grounds that plaintiffs’ failure to make demand upon the Board of Directors was not excused and the Complaints otherwise fail to state a claim upon which relief can be granted. By Order entered April 7, 2020, the Court granted defendants’ Motion to Stay and stayed the Jie Action until the Barney Action is resolved.  The Court subsequently entered a similar Order in the Samuels Action. It also took a motion that the derivative plaintiffs filed to consolidate the proceedings and appoint lead counsel off calendar.

While these derivative actions are purportedly asserted on behalf of the Company, when they are subsequently activated, it is possible that the Company may directly incur attorneys’ fees and costs in advancing the costs of defense for its current directors and officers pursuant to contractual and legal indemnity obligations.

Other than the above, the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

Note 16 - Subsequent Events

The Company has evaluated subsequent events through the issuance of the condensed consolidated financial statements and the following subsequent events have been identified.

On July 23, 2021, the Company conducted a registered direct offering of 1,114,508 shares of common stock. The shares were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission (the “SEC”) on October 8, 2020 and subsequently declared effective on October 15, 2020. Additionally, the Company issued to the investors unregistered warrants to purchase up to an aggregate of 1,114,508 shares of common stock in a concurrent private placement. The combined purchase price for one share of common stock and a warrant to purchase one share of common stock was $2.80. The warrants have an exercise price of $3.50 per share, will be exercisable beginning six-months from the date of issuance, and will expire five and one half years from the date of issuance. The offering gross proceeds were $3,160,622 before deducting placement agent’s commissions and other offering costs, and the net proceeds of the offering were approximately $2,800,000. The offering closed on July 27, 2021.

In conjunction with this offering, the Company issued warrants to purchase 55,726 shares of common stock at $3.50 per share to the placement agent. The warrants are exercisable on the six-month anniversary of the issuance date at an exercise price equal to $3.50 per share of common stock. The warrants are exercisable for five years from the initial exercise date. The placement agent warrants hold piggy-back registration rights and have a termination date of July 23, 2026.The warrants issued in this financing will be classified as equity instruments.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The following discussion and analysis are based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”). All references to the second quarter and first six months of 2021 and 2020 mean the three and six-month periods ended June 30, 2021 and 2020. In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2020 Form 10-K.

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

We are a U.S. holding company with no material assets in the U.S. other than the ownership interests of our wholly owned subsidiaries through which we market, design and sell residential furniture worldwide: Nova Furniture Limited domiciled in the British Virgin Islands (“Nova Furniture”), Nova Furniture Ltd. domiciled in Samoa (“Nova Samoa”), Diamond Bar Outdoors, Inc. domiciled in California (“Diamond Bar”), Nova Living (M) SDN. BHD. domiciled in Malaysia (“Nova Malaysia”) and Nova Living (HK) Group Limited domiciled in Hong Kong (“Nova HK”). The Company had two former subsidiaries Bright Swallow International Group Limited domiciled in Hong Kong (“Bright Swallow” or “BSI”) which was sold in January 2020 and Nova Furniture Macao Commercial Offshore Limited domiciled in Macao (“Nova Macao”) which was de-registration and liquidation in January 2021.

On December 7, 2017, we incorporated i Design Blockchain Technology, Inc. (“i Design”) under the laws of the State of California. The purpose of i Design is to build our own blockchain technology team. i Design is in the planning stage and has had minimum operations to date. On December 12, 2019, we became the sole shareholder of Nova Living (M) SDN. BHD. (“Nova Malaysia”), a company incorporated on July 26, 2019 under the laws of Malaysia. Nova Malaysia is to market and sell high-end physiotherapeutic jade mats for use in therapy clinics, hospitality, and real estate projects in Malaysia and other regions in Southeast Asia.

On January 7, 2020, we transferred our entire interest in Bright Swallow to Y-Tone (Worldwide) Limited an unrelated third party, for cash consideration of $2,500,000 million, pursuant to a formal agreement entered into on January 7, 2020. We received the payment on May 11, 2020.

On October 14, 2020, Nova Macao’s offshore license was invalidated by the Macao Trade and Investment Promotion Institute under the order of Repeal of Legal Regime of the Offshore Services by Macao Special Administrative Region. Nova Macao then entered a de-registration process and its business has been taken over by Nova HK. Nova Macao completed the de-registration and liquidation process in January 2021.

On November 5, 2020, Nova LifeStyle, Inc. acquired Nova Living (HK) Group Limited (“Nova HK”) which was incorporated in Hong Kong on November 6, 2019. This company has had minimal operations through June 30, 2021.

Our experience developing and marketing products for international markets has enabled us to develop the scale, logistics, marketing, manufacturing efficiencies and design expertise that serve as the foundation for us to expand aggressively into the highly attractive U.S., Mexico, Honduras, Dominican Republic, Asian and Middle Eastern markets.

Due to the recent imposition of significant trade tariffs on importation from China to the United States and the adverse effect such policies have on our operations, we are actively pursuing alternative product lines with positive growth potential. One such area pertains to the health-oriented furniture segment which continues to experience popularity, particularly in Asia. Since the second quarter of 2019, we have developed a line of high-end physiotherapeutic jade mats with China-based manufacturing partners for use in therapy clinics, hospitality, and real estate projects in Asia. We launched our first flagship showroom/retail store in Kuala Lumpur, Malaysia in late 2019, which, after a COVID-19 related closing, was reopened in May 2020. On August 28, 2020, after few months reopening, Malaysia government extended Movement Control Order to prohibit the businesses to open to public until March 5, 2021 to contain the spread of COVID-19. After the re-opening on March 5, 2021, Malaysia imposed a new nationwide lockdown on May 12, 2021 until early June 2021. Since the spread of Covid-19 in Malaysia has not been contained, Malaysia government extended the Order to early October 2021. We expect that our flagship showroom/retail store will serve as one of our primary distribution channels in Malaysia. Marketing of jade mats will focus on their premium therapeutic qualities and target health conscious general consumers and professionals. We have limited experience with operations in Southeast Asia and considerable management attention and resources may be required to manage these new markets and product lines. We may be subject to additional risks including credit risk, currency exchange rate fluctuations, foreign exchange controls, import and export requirements, potentially adverse tax consequences and higher costs associated with doing business internationally.

Beginning in 2020, a strain of novel coronavirus (“COVID-19”) has spread globally including the U.S. and Malaysia. In March 2020, the World Health Organization declared the COVID-19 a pandemic. In response to the evolving dynamics related to the COVID-19 outbreak, the Company has been following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and retail partners. The Company’s two showrooms and warehouse in Malaysia was closed from March, 2020 to May, 2020.  The Los Angeles facility closed on March 16, 2020 and reopened in full operation on June 1, 2020. On May 12, 2020, the Company’s Kuala Lumpur office and warehouse reopened for business. On August 28, 2020, the Malaysia government extended the shutdown order to all business until March 5, 2021 After the re-opening on March 5, 2021, Malaysia government imposed a new nationwide lockdown on May 12, 2021 until early June 2021. Since the spread of COVID-19 in Malaysia has not been contained, Malaysia government extended the Order to early October 2021. The third-party contract manufacturers that the Company utilizes in China were closed from the beginning of the Lunar New Year Holiday at the end of January 2020 through the beginning of March 2020. Certain of the Company’s new products are being sourced from manufacturers in India starting in 2020. The factories in India suspended their operations as a result of the COVID-19 pandemic during March through early May 2020. Currently, the factories in India are open for operations.  Shipping of products from Asia has experienced significant delays since the onset of the pandemic and the costs of shipping from Asia have increased since the onset; and we may experience shipping disruptions in the future.   Finally, the Company expects that the impact of the COVID-19 outbreak on the United States and world economies will continue to have a material adverse impact on the demand for its products. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the future business interruption and the related financial impact cannot be reasonably estimated at this time.

The COVID-19 outbreak precludes in person sales meetings or visits being made out of all of the Company’s offices or attendance at furniture trade shows, but the Company continues to receive orders and solicit business via telephone and email.  The Company has experienced reduced demand for its products and increased purchase order cancellations as a result of the COVID-19 pandemic, however, though in 2020 been experiencing a 39.59% increase in orders placed with us online compared with 2019.

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

Discontinued Operations

Towards the end of 2019, our Board of Directors determined to discontinue its marketing efforts in Canada and committed to a plan to dispose of Bright Swallow. On January 7, 2020, we transferred our entire interest in Bright Swallow to Y-Tone (Worldwide) Limited an unrelated third party, for cash consideration of $2,500,000, pursuant to a formal agreement entered into on January 7, 2020. We received the payment in full on May 11, 2020. Operations of Bright Swallow were reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented.

Principal Factors Affecting Our Financial Performance

At the beginning of 2019, we commenced a transition of our business. We began moving away from low margin products. This move was intended to improve our gross profit margin, receivable collections and net profitability, and to increase our return on long-term equity. We decided to terminate sales and marketing efforts to customers that represented a high purchase volume but low profit margin, and we adjusted our product line, which included the launch of our Summer 2019 Collection in the Las Vegas Market, with a view to attracting a higher-end ultimate customer. We believe these new strategies, will provide us with significant long term growth opportunities. The transition has and is expected to continue to adversely impact our revenue and our net profit in the short-term as we roll out new products and market those products to our existing client base and to new potential customers better suited for the higher end products, and as we assess our new products’ market acceptance. Significant factors that we believe could affect our operating results are the (i) prices of our products to our international retailer and wholesaler customers and their markups to end consumers; (ii) general economic conditions in the U.S., Chinese, Canadian, European and other international markets; and (iii) trade tariffs imposed by the United States on certain products manufactured in China; and (iv) the consequences of the COVID-19 outbreak throughout the world; and (v) continued significant delays in the receipt of shipments of our products from Asia and increased costs of shipping from Asia. We believe most of our customers are willing to pay for our high quality and stylish products, timely delivery, and strong production capacity at price levels which we expect will allow us to maintain a relatively high gross profit margin for our products. We do not manufacture our products, but instead we utilize third-party manufacturers. In response to the tariffs imposed by the United States on certain products manufactured in China, we are attempting to shift a portion of our product manufacturing from third-party manufacturers located in China to third-party manufacturers located in other parts of Asia, such as Vietnam, India and/or Malaysia, countries unaffected by the tariffs. Implementation of a relocation of manufacturing (which by necessity includes an assessment of the factory’s ability to deliver the quantity of the product, in accordance with the Company’s specifications, and in accordance with the Company’s quality control requirements) is time-consuming, but a portion of our manufacturing has been transitioned to Malaysia and India starting in 2020 and we expect that more of our manufacturing will be transitioned to one or more of these venues once the COVID-19 outbreak dissipates. Some of our manufacturing will continue to be performed in China because the intellectual know-how necessary to manufacture certain products is not generally available in other Asian countries. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites should also allow us at least to maintain our gross profit margins. The markets in North America (excluding the United States) and particularly in Europe remain challenging because such markets are experiencing a slow-down and may be entering a recession due to the COVID-19 pandemic.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for Nova LifeStyle and its subsidiaries, Diamond Bar,  i Design, Nova Furniture, Nova Samoa, Nova Malaysia, Nova HK and its former subsidiaries, Bright Swallow and Nova Macao.

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

Accounts Receivable

Our accounts receivable arises from product sales. We do not adjust receivables for the effects of a significant financing component at contract inception if we expect to collect the receivables in one year or less from the time of sale. We do not expect to collect receivables greater than one year from the time of sale. Our policy is to maintain an allowance for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  We maintained an allowance for bad debt of $1,611 and $3,913 as of June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021 and 2020, bad debts reversal from continuing operations were $3,590 and $29, respectively; and $130 and $6 for the three months ended June 30, 2021 and 2020, respectively. During the six months and three months ended June 30, 2021 and 2020, bad debt expenses from discontinued operations were $0. As of June 30, 2021, we had gross receivable of $161,062 of which no amount was over 90 days past due. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing trade accounts receivable. We determine the allowance based on historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

Advances to Suppliers

Advances to suppliers are reported net of allowance when we determine that amounts outstanding are not likely to be collected in cash or utilized against purchase of inventories. Based on our historical records and in normal circumstances, we generally receive goods within 5 to 9 months from the date the advance payment is made. Due to the COVID-19 pandemic, the freight transportation of the products from our international suppliers have been delayed or suspended during the outbreak. As such, no reserve on supplier prepayments has been made or recorded by us. Any provisions for allowance for advance to suppliers, if deemed necessary, will be included in general and administrative expenses in the consolidated statements of operations.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the quarter ended June 30, 2021, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault.  As alternatives for the product return option, the customers have the option of asking us for a discount for products with quality issues, or of receiving replacement parts from us at no cost. The amount of reserves for return of products, the discount provided to the customers, and cost for the replacement parts were immaterial for the six months and three months ended June 30, 2021 and 2020.

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling expenses on our consolidated statements of operations.

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

Foreign currency transactions denominated in currencies other than the functional currency are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are re-measured at the applicable rates of exchange in effect at that date. Gains and losses resulting from foreign currency re-measurement are included in the statements of operations.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2021	RM4.15 to 1
December 31, 2020	RM4.02 to 1

Income statement and cash flow items
For the six months ended June 30, 2021	RM4.10 to 1
For the six months ended June 30, 2020	RM4.25 to 1

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

We concluded that we had one reportable segment under ASC 280 because Diamond Bar is a furniture distributor based in California focusing on customers in the US, Bright Swallow was a furniture distributor focusing on customers primarily in Canada, Nova Macao was a furniture distributor based in Macao focusing on international customers, Nova HK is a furniture distributor based in Hong Kong focusing on international customers and Nova Malaysia is a furniture retailer and distributor focusing on customers primarily in Malaysia. Each of our subsidiaries is operated under the same senior management of our company, and we view the operations of Diamond Bar, Bright Swallow, Nova Macao, Nova HK and Nova Malaysia as a whole for making business decisions. Our long-lived assets are mainly property, plant and equipment located in the United States and Malaysia for administrative purposes.

Net sales to customers by geographic area are determined by reference to the physical product shipment delivery locations requested by our customers. For example, if the products are delivered to a customer in the U.S., the sales are recorded as generated in the U.S.; if the customer directs us to ship its products to China, the sales are recorded as sold in China.

New Accounting Pronouncements

Recently Adopted Accounting Standards

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions and enhances and simplifies various aspects of the income tax accounting guidance in ASC 740. ASU 2019-12 was effective January 1, 2021. The adoption of ASU 2019-12 did not have any impact on our consolidated financial statement presentation or disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. For contracts in an entity’s own equity, the type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. We adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have any impact on our consolidated financial statement presentation or disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”).  ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument.  An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period.  The adoption of ASU 2021-04 is not expected to have any impact on our consolidated financial statement presentation or disclosures.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 is to be adopted on a modified retrospective basis. As a smaller reporting company, ASU 2016-13 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. We are currently evaluating the impact that the adoption of ASU 2016-13 will have on our consolidated financial statement presentations and disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 of the two-step goodwill impairment test, under which a goodwill impairment loss was measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss is measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). Adoption of the ASUs is on a modified retrospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. We are currently evaluating the impact that the adoption of ASU 2017-04 will have on our consolidated financial statement presentation or disclosures.

We do not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on our financial statement presentation or disclosures.

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

The following table sets forth the results of our operations for the three months ended June 30, 2021 and 2020. Certain columns may not add due to rounding.

	Three Months Ended June 30,
	2021		2020
	$	% of Sales	$	% of Sales
Net sales	$3,550,016		$2,294,926
Cost of sales	(7,557,149)	(213%)	(1,423,029)	(62%)
Gross (loss) profit	(4,007,133)	(113%)	871,897	38%
Operating expenses	(2,271,470)	(64%)	(1,410,199)	(61%)
Loss from operations	(6,278,603)	(177%)	(538,302)	(23%)
Other (expenses) income, net	(63,539)	(2%)	24,266	1%
Income tax expenses	(3,385)	0%	(1,266)	0%
Loss from continuing operations	(6,345,527)	(179%)	(515,302)	(22%)
Loss from discontinued operations	-	-%	-	-%
Net loss	(6,345,527)	(179%)	(515,302)	(22%)

Net Sales

Net sales from continuing operations for the three months ended June 30, 2021 were $3.55 million, an increase of 55% from $2.29 million in the same period of 2020. This increase in net sales resulted primarily from a 58.59% increase in sales volume, partially offset by a 2.46% decrease in average selling price. Our three largest selling product categories in the three months ended June 30, 2021 were sofas, beds and coffee table, which accounted for approximately 52%, 16% and 7% of sales from our continuing operations, respectively. In the three months ended June 30, 2020, the three largest selling categories were sofas, beds and jade mats, which accounted for approximately 47%, 14% and 9% of sales from our continuing operations, respectively.

The $1.26 million increase in net sales from continuing operations in the three months ended June 30, 2021, compared to the same period of 2020, was mainly due to increased sales to North America and other countries. Sales to North America, increased 65.44% to $3.44 million in the three months ended June 30, 2021, as compared to $2.08 million in 2020, primarily due to receiving more sales orders from our customers in North America. Sales to other countries increased to $34,095 in the three months ended June 30, 2021, compared to $4,783 in the same period of 2020. Sales to Asia (excluding China) decreased by $0.14 million to $71,864 in the three months ended June 30, 2021 from $208,382 in the same period of 2020, primarily due to fewer sales orders received from customers for jade mats in Malaysia because of Covid-19 pandemic.

Cost of Sales

Cost of sales from continuing operations consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales from continuing operations increased by 431% to $7.56 million in the three months ended June 30, 2021, compared to $1.42 million in the same period of 2020. Cost of sales as a percentage of sales increased to 213% in the three months ended June 30, 2021, compared to 62% in 2020. The increase of cost of sales in dollar term, and cost of sales as a percentage of sales, is a result of two related factors: (a) our write down of $5.53 million of our slow-moving inventory, primarily the jade mats in Malaysia, to the lower of cost and net realizable value in the second quarter of 2021, compared to no inventory write-down in the same period of 2020; (b) a change in the mix of our products sold as a result of our suspension of operations in Malaysia due to Covid-19. Due to Malaysia government’s extended shut down orders caused by prolonged covid-19 pandemic, our Malaysian operations have been curtailed.

Moreover, total cost of sales from continuing operations excluding our write down of $5.53 million of our slow-moving inventory, increased by 43% to $2.03 million in the three months ended June 30, 2021, compared to $1.42 million in the same period of 2020. The increase was primarily resulted from the increase of our sales and shipping costs. Cost of sales as a percentage of sales, excluding our write down of $5.53 million of our slow-moving inventory, decreased to 57%, in the three months ended June 30, 2021, compared to 62% in 2020. It was primarily the result of the sale of higher quality products with higher profit margins.

Gross (Loss) Profit

Gross loss from continuing operations was $4.01million in the three months ended June 30, 2021, compared to gross profit of $0.87 million in the same period of 2020. Our gross loss margin was 113% in the three months ended June 30, 2021, compared to a gross profit margin of 38% in the same period of 2020. The decrease in gross profit margin is a result of our write down of $5.53 million of our slow-moving inventory, primarily the jade mats in Malaysia, in the second quarter of 2021, compared to no inventory write-down in the same period of 2020.

Operating Expenses

Operating expenses from continuing operations consisted of selling, general and administrative expenses. Operating expenses were $2.27 million in the three months ended June 30, 2021, compared to $1.41 million in same period of 2020. Selling expenses increased by 238%, or $0.62 million, to $0.88 million in the three months ended June 30, 2021, from $0.26 million in the same period of 2020, primarily due to increased marketing and advertising expenses and commission expenses. On the other hand, general and administrative expenses increased by 21%, or $0.24 million, to $1.39 million in the three months ended June 30, 2021, from $1.15 million in the same period of 2020, primarily due to an increase in web design expenses, legal expenses and rent expenses of $0.14 million, $0.13 million and $0.10 million, respectively, while the increase was partially offset by the reduction of $0.14 million of auditing expenses.

Other (Expenses) Income, Net

Other expenses, net, from continuing operations was $63,539 in the three months ended June 30, 2021, compared with other income, net, of $24,266 in the same period of 2020, representing an increase in other expenses of $87,805. The increase in other expenses was due primarily to the increase of foreign exchange loss to $34,556 for the three months ended June 30, 2021 from foreign exchange gain of $14,477 in the same period of 2020. The loss in June 30, 2021 was mainly a result of the appreciation of Malaysian Ringgit against U.S. dollars on the Company's assets in Malaysia.

The decrease in non-operating income, net to $nil for the three months ended June 30, 2021, compared with $38,025 in the same period. Also, there was an increase in financial expenses of $27,611 to $57,284 for the three months ended June 30, 2021, compared with $29,673 in the same period of 2020. The increase was mainly due to the increase in credit card transaction charges because of increase of sales from  Diamond Bar during the three months end June 30, 2021. The increment of other expense was partially offset by the increase of the interest income of $26,864 to $28,301 for the three months ended June 30, 2021, compared with $1,437 in the same period. The increase was caused by the loan of $1.21 million to an unrelated party with 6% annual interest rate.

Income Tax Expenses

Income tax expenses from continuing operations was $3,385 in the three months ended June 30, 2021, compared with $1,266 in the same period of 2020. The income tax expenses were primarily related to the foreign-sourced earnings from one of our subsidiaries, Nova HK for the three months ended June 30, 2021.

Loss from Continuing Operations

As a result of the foregoing, our loss from continuing operations was $6.35 million in the three months ended June 30, 2021, compared with $0.52 million for the same period of 2020.

Loss from Discontinued Operations

On January 7, 2020, we transferred our entire interest in Bright Swallow to Y-Tone (Worldwide) Limited, an unrelated third party, for cash consideration of $2.50 million, pursuant to a formal agreement entered into on January 7, 2020. We received the payment on May 11, 2020. Operations of Bright Swallow were reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. We had no income from discontinued operations in the three months ended June 30, 2020.

Net Loss

As a result of the foregoing, our net loss was $6.35 million in the three months ended June 30, 2021, compared with $0.52 million for the same period of 2020.

Comparison of Six Months Ended June 30, 2021 and 2020

The following table sets forth the results of our operations for the six months ended June 30, 2021 and 2020. Certain columns may not add due to rounding.

	Six Months Ended June 30,
	2021		2020
	$	% of Sales	$	% of Sales
Net sales	$6,881,583		$4,498,146
Cost of sales	(9,508,404)	(138%)	(2,847,220)	(63%)
Gross (loss) profit	(2,626,821)	(38%)	1,650,926	37%
Operating expenses	(4,417,885)	(64%)	(3,010,334)	(67%)
Loss from operations	(7,044,706)	(102%)	(1,359,408)	(30%)
Other expenses, net	(51,297)	(1%)	(143,662)	(3%)
Income tax expenses	(13,061)	0%	(25,145)	(1%)
Loss from continuing operations	(7,109,064)	(103%)	(1,528,215)	(34%)
Loss from discontinued operations	-	-%	(326,531)	(7%)
Net loss	(7,109,064)	(103%)	(1,854,746)	(41%)

Net Sales

Net sales from continuing operations for the six months ended June 30, 2021 were $6.88 million, an increase of 53% from $4.5 million in the same period of 2020. This increase in net sales resulted primarily from a 32.94% increase in sales volume, simultaneously with a 15.08% increase in average selling price. Our three largest selling product categories in the six months ended June 30, 2021 were sofas, beds and coffee table, which accounted for approximately 50%, 15% and 7% of sales from our continuing operations, respectively. In the six months ended June 30, 2020, the three largest selling categories were sofas, beds and coffee table, which accounted for approximately 51%, 13% and 8% of sales from our continuing operations, respectively.

The $2.38 million increase in net sales from continuing operations in the six months ended June 30, 2021, compared to the same period of 2020, was mainly due to increased sales to North America, Asia and other countries. Sales to North America, increased by 49.7% to $6.4 million in the six months ended June 30, 2021, as compared to $4.27 million in 2020, primarily due to receiving more sales orders from our customers in North America. Sales to Asia increased by 20% to $0.25 million in the six months ended June 30, 2021 from $0.21 million in the same period of 2020, primarily due to sales orders received from new customers for jade mats in Malaysia. Sales to other countries increased by 955.3% to $244,264 in the six months ended June 30, 2021, compared to $23,147 in the same period of 2020, primarily due to receiving more sales orders from our customers in other countries.

Cost of Sales

Cost of sales from continuing operations consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales from continuing operations increased by 234% to $9.51 million in the six months ended June 30, 2021, compared to $2.85 million in the same period of 2020. Cost of sales as a percentage of sales increased to 138% in the six months ended June 30, 2021, compared to 63% in 2020. The increase of cost of sales in dollar term, and cost of sales as a percentage of sales, is a result of two related factors: (a) our write down of $5.53 million of our slow-moving inventory, primarily the jade mats in Malaysia, to the lower of cost and net realizable value in the second quarter of 2021, compared to no inventory write-down in the same period of 2020; (b) a change in the mix of our products sold as a result of our suspension of operations in Malaysia due to Covid-19. Due to Malaysia government’s extended shut down orders caused by prolonged covid-19 pandemic, our Malaysian operations have been curtailed.

Moreover, total cost of sales from continuing operations excluding our write down of $5.53 million of our slow-moving inventory, increased by 40% to $3.98 million in the six months ended June 30, 2021, compared to $2.85 million in the same period of 2020. The increase was primarily resulted from to the increase of our sales and shipping costs. Cost of sales as a percentage of sales, excluding our write down of $5.53 million of our slow-moving inventory, decrease to 58%, in the six months ended June 30, 2021, compared to 63% in 2020. It was primarily the result of the sale of higher quality products with higher profit margins.

Gross (Loss) Profit

Gross loss from continuing operations was $2.63 million in the six months ended June 30, 2021, compared to gross profit of $1.65 million in the same period of 2020. Our gross loss margin was 38% in the six months ended June 30, 2021, compared to 37% of gross profit margin in the same period of 2020. The decrease in gross profit margin is a result of our write down of $5.53 million of our slow-moving inventory, primarily the jade mats in Malaysia, in the second quarter of 2021, compared to no inventory write-down in the same period of 2020.

Operating Expenses

Operating expenses from continuing operations consisted of selling, general and administrative expenses. Operating expenses were $4.41 million in the six months ended June 30, 2021, compared to $3.01 million in same period of 2020. Selling expenses increased by 185%, or $1.07 million, to $1.65 million in the six months ended June 30, 2021, from $0.58 million in the same period of 2020, primarily due to increased marketing and advertising expenses and commission expenses. On the other hand, general and administrative expenses increased by 14%, or $0.34 million, to $2.77 million in the six months ended June 30, 2021, from $2.43 million in the same period of 2020, primarily due to an increase in web design expenses, legal fees and rent expenses of $0.14 million, $0.13 million and $0.13 million, respectively.

Other Expenses, Net

Other expenses, net, from continuing operations was $51,297 in the six months ended June 30, 2021, compared with $0.14 million in the same period of 2020, representing a decrease of $92,365. The decrease was due primarily to the increase of foreign exchange gain to $34,428 for the six months ended June 30, 2021 from foreign exchange loss of $141,536 in the same period of 2020. The gain in June 30, 2021 was mainly a result of the depreciation of Malaysian Ringgit against U.S. dollars on the Company's assets in Malaysia. Also, there was an increase in interest income of $3,649 to $25,911 for the six months ended June 30, 2021, from $22,262 in the same period of 2020. The increase was caused by the loan of $1.21 million to an unrelated party with 6% annual interest rate. Moreover, there was no non-operating income for the six months ended June 30, 2021, compared with $38,025 in the same period of 2020. However, the decrease in other expenses was partially offset by the increase in financial expenses of $49,223 to $111,636 for the six months ended June 30, 2021, compared with $62,413 in the same period of 2020. It was mainly due to increase in credit card transaction charges because of increase sales from Diamond Bar during the six months ended June 30, 2021.

Income Tax Expenses

Income tax expenses from continuing operations was $13,061 in the six months ended June 30, 2021, compared with $25,145 in the same period of 2020. The income tax expenses were primarily related to the foreign-sourced earnings from one of our subsidiaries, Nova HK for the six months ended June 30, 2021.

Loss from Continuing Operations

As a result of the foregoing, our loss from continuing operations was $7.11 million in the six months ended June 30, 2021, compared with $1.53 million for the same period of 2020.

Loss from Discontinued Operations

On January 7, 2020, we transferred our entire interest in Bright Swallow to Y-Tone (Worldwide) Limited, an unrelated third party, for cash consideration of $2.50 million, pursuant to a formal agreement entered into on January 7, 2020. We received the payment on May 11, 2020. Operations of Bright Swallow were reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. We had loss from discontinued operations of $0.33 million in the six months ended June 30, 2020.

Net Loss

As a result of the foregoing, our net loss was $7.11 million in the six months ended June 30, 2021, compared with $1.85 million for the same period of 2020.

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

We rely primarily on internally generated cash flow and available working capital to support growth.  We may seek additional financing in the form of bank loans or other credit facilities or funds raised through offerings of our equity or debt, if and when we determine such offerings are required. As of June 30, 2021, we do not have any credit facilities. We believe that our current cash and cash equivalents and anticipated cash receipts from sales of products will be sufficient to meet our anticipated working capital requirements and capital expenditures for the next 12 months.

We had net working capital of $33,684,242 at June 30, 2021, a decrease of $7,585,378 from net working capital of $41,269,620 at December 31, 2020. The ratio of current assets to current liabilities was 16.32-to-1 at June 30, 2021.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2021 and 2020:

	2021	2020
Cash provided by (used in):
Operating activities	$(1,614,794)	$(1,114,371)
Investing activities	(1,373,176)	-
Financing activities	-	466,096
Discontinued operations	-	1,037,800

Net cash used in operating activities was $1.61 million in the six months ended June 30, 2021, an increase of cash outflow of $500,423 from $1.11 million of cash used in operating activities in the same period of 2020. The increase of cash outflow was attributable primarily to an increased cash inflow of $0.36 million from accounts receivable to $0.36 million cash inflow in the six months ended June 30, 2021, compared to $2,905 cash inflow in the same period of 2020, such increase being primarily due to our timely collection of accounts receivable from our customers during the six months ended June 30, 2021. Also, the decrease in cash outflow for inventory of $16.73 million to $124,171 cash inflow in the six months ended June 30, 2021, compared to $16.61 million cash outflow in the same period of 2020, such decrease in cash outflow being mainly due to less purchase made for lagging sales in Malaysia. The decrease in operating cash outflow was partially offset by the increase in cash outflow for advance to suppliers of $17.24 million to $62,921 cash inflow in the six months ended June 30, 2021, compared to $17.30 million cash inflow in the same period of 2020, such increase in cash outflows being mainly a result of purchase but not receiving products from our suppliers in the six months ended June 30, 2021, compared to the result of purchase and receiving more jade mats products in the same period of 2020.

Net cash used in investing activities was $1.37 million in the six months ended June 30, 2021, as compared to $nil in the same period of 2020. We incurred cash outflow of $152,950 from purchase of office equipment and leasehold improvement and the loan to an unrelated third party in the amount of $1,220,226 during the six months ended June 30, 2021.

Net cash provided by financing activities was $nil in the six months ended June 30, 2021, as compared to $0.47 million in the six months ended June 30, 2020 which were other loans received.

In the six months ended June 30, 2020, net cash provided by discontinued operations was $1.04 million related to cash of Bright Swallow disposed of $1.46 million in January 2020 while we received $2.50 million cash consideration for this sale transaction.

As of June 30, 2021, we had gross accounts receivable of $161,062, of which $124,060 was not yet past due and $37,002 was less than 90 days past due. We had an allowance for bad debt of $1,611. As of August 6, 2021, $134,601 of accounts receivable outstanding as of June 30, 2021 had been collected.

All accounts receivable outstanding at December 31, 2020 had been collected during 2021.

As of June 30, 2021 and December 31, 2020, we had advances to suppliers of $318,973 and $381,894, respectively. These supplier prepayments are made for goods before we actually receive them.

For a new product, the normal lead time from new product R&D, prototype, and mass production to delivery of goods from our suppliers to us is approximately six to nine months after we make advance payments to our suppliers. For other products, the typical time is five months after our advance payment. Due to the COVID-19 pandemic, freight transportation of products from our international suppliers has been delayed or suspended during the outbreak. As such, no reserve on supplier prepayments had been made or recorded by us. We will consider the need for a reserve when and if a supplier fails to fulfill our orders within the time frame as stipulated in the purchase contracts. As of June 30, 2021, and December 31, 2020, no reserve on supplier prepayments had been made or recorded by us.

As of August 6, 2021, 52% of our advances to suppliers outstanding at June 30, 2021 had been delivered to us in the form of purchases of furniture.

Shelf Registration

On October 8, 2020, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000.  The shelf registration statement was declared effective on October 15, 2020.

Other Long-Term Liabilities

As of June 30, 2021, we recorded long-term taxes payable of $1.44 million, consisting of an income tax payable of $1.44 million, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on our post-1986 foreign unremitted earnings, and a $0.01 million unrecognized tax benefit, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2021. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On December 28, 2018, a federal putative class action complaint was filed by George Barney against the Company and its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) in the United States District Court for the Central District of California, claiming the Company violated federal securities laws and pursuing remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 (the “Barney Action”). Richard Deutner and ITENT EDV were subsequently appointed as lead plaintiffs and, on June 18, 2019, filed an Amended Complaint.

Plaintiffs seek to represent a class of entities acquiring Nova’s stock from December 3, 2015 through December 20, 2018. They claim that during this period the Company: (1) overstated its purported strategic alliance with a customer in China to operate as lead designer and manufacturer for all furnishings in its planned $460 million senior care center in China; and (2) inflated sales in 2016 and 2017 by recognizing significant sales to two allegedly non-existent customers.  Plaintiffs claim that the falsity of these representations was exposed in a blog posted on the Seeking Alpha website in which it was claimed that an investigation failed to confirm the existence of several entities identified as significant customers.

Nova denies that there were any misstatements in its public disclosures.  It also, inter alia, challenges plaintiffs’ ability to establish loss causation and damages.

On or about June 17, 2021, Nova executed a Term Sheet with the lead plaintiffs to settle the Barney Action for payment of Seven Hundred and Fifty Thousand Dollars ($750,000).  The Term Sheet, provides, inter alia, for execution of a definitive Settlement Stipulation, the parties to move the Court to certify a settlement class, for the Barney Action to be dismissed with prejudice, and for the full and final release of all claims all class members ultimately included within the class with respect to the transactions and occurrences challenged in the Amended Complaint.  The Term Sheet also specifies that the defendants deny all liability and are settling simply to avoid the distraction and expense of further litigation. While the Term Sheet by its terms is binding, it is subject to several conditions, including the Court’s certification of a settlement class and finally approving the settlement, and provides defendants with the right to terminate if the number of opt-outs exceeds an agreed threshold.  The parties are in the process of drafting the definitive settlement stipulation and ancillary settlement documents.  While the precise amount is not presently ascertainable, most, if not all, of the settlement will be funded by Nova’s insurance carrier and the Company should not incur any expense in excess of its self-insured retainer.

On March 8, 2019, in the United States District Court for the Central District of California, Jie Yuan (the “Jie Action”) filed a putative shareholder derivative lawsuit purportedly on behalf of the Company against its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) and directors (Charlie Huy La, Bin Liu, Umesh Patel, and Min Su) and vice president (Steven Qiang Liu) (collectively, the “Defendants”) seeking to recover any losses the Company sustains as a result of alleged securities violations outlined in the Seeking Alpha blog and Barney securities class action complaint. Specifically, the derivative lawsuit alleges that the Defendants caused the Company to make the alleged false and/or misleading statements giving rise to the putative securities class action.  The Plaintiff also alleges that President and CEO Lam engaged in self-dealing transactions by leasing her property to Diamond Bar, a Company subsidiary, and asserts, in conclusory fashion, that Lam, former CEO and director Ya Ming Wong, former CFO and director Yuen Ching Ho, and director Umesh Patel sold securities during the period of time when the alleged false and/or misleading statements were made “with knowledge of material non-public information . . . .”

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

While these derivative actions are purportedly asserted on behalf of the Company, when they are subsequently activated, it is possible that the Company may directly incur attorneys’ fees and costs in advancing the costs of defense for its current directors and officers pursuant to contractual and legal indemnity obligations.

Other than the above, the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer

101.INS†	Inline XBRL Instance Document
101.SCH†	Inline XBRL Schema Document
101.CAL†	Inline XBRL Calculation Linkbase Document
101.DEF†	Inline XBRL Definition Linkbase Document
101.LAB†	Inline XBRL Label Linkbase Document
101.PRE†	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Filed herewith

‡ Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVA LIFESTYLE, INC.
(Registrant)

Date: August 16, 2021	By:	/s/ Thanh H. Lam
Thanh H. Lam Chairperson and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2021		/s/ Jeffery Chuang
Jeffery Chuang Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)