Form 10-Q
period 2021-09-30
Nova Lifestyle, Inc.
filed 2021-11-15
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,687,052 shares of common stock outstanding as of November 12, 2021.

Table of Contents

Nova LifeStyle, Inc.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$7,878,876	$8,744,784
Accounts receivable, net	185,397	514,939
Advance to suppliers	325,454	381,894
Inventories	27,779,269	32,814,520
Prepaid expenses	538,293	217,591
Other receivables	181,796	132,155
Tax receivable	475,359	489,020

Total Current Assets	37,364,444	43,294,903

Noncurrent Assets
Plant, property and equipment, net	532,837	453,518
Operating lease right-of-use assets, net	1,930,955	2,319,742
Lease deposit	72,566	73,801
Goodwill	218,606	218,606
Deferred tax asset	-	117,952

Total Noncurrent Assets	2,754,964	3,183,619

Total Assets	$40,119,408	$46,478,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

	September 30, 2021	December 31, 2020

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$716,515	$743,785
Operating lease liability, current	737,764	688,082
Advance from customers	398,541	266,243
Accrued liabilities and other payables	491,188	322,994
Other loan interest payable	4,435	4,179

Total Current Liabilities	2,348,443	2,025,283

Noncurrent Liabilities
Other Loan	150,000	150,000
Operating lease liability, non-current	1,338,781	1,746,070
Income tax payable	1,544,560	1,628,694

Total Noncurrent Liabilities	3,033,341	3,524,764

Total Liabilities	5,381,784	5,550,047

Contingencies and Commitments

Stockholders’ Equity
Common stock, $0.001 par value; 15,000,000 shares authorized, 6,730,242 and 5,596,234 shares issued and outstanding; as of September 30, 2021 and December 31, 2020, respectively	6,730	5,596
Additional paid-in capital	42,565,427	39,766,978
Statutory reserves	-	6,241
Accumulated other comprehensive income	313,552	798,290
(Accumulated deficits) Retained earnings	(8,148,085)	351,370

Total Stockholders’ Equity	34,737,624	40,928,475

Total Liabilities and Stockholders’ Equity	$40,119,408	$46,478,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)			(Unaudited)
Net Sales	$9,798,154	$7,813,819	$2,916,571	$3,315,673

Cost of Sales	11,025,436	12,753,072	1,517,032	9,905,852

Gross (Loss) Profit	(1,227,282)	(4,939,253)	1,399,539	(6,590,179)

Operating Expenses
Selling expenses	2,970,745	1,100,679	1,323,903	523,364
General and administrative expenses	3,993,521	3,562,432	1,222,478	1,129,413

Total Operating Expenses	6,964,266	4,663,111	2,546,381	1,652,777

Loss From Operations	(8,191,548)	(9,602,364)	(1,146,842)	(8,242,956)

Other Income (Expenses)
Non-operating income, net	-	38,025	-	-
Foreign exchange transaction (loss) income	32,657	(142,143)	(1,771)	(607)
Interest (expense) income, net	(5,844)	21,618	(31,755)	(644)
Financial expense	(160,368)	(113,477)	(48,732)	(51,064)

Total Other Expenses, Net	(133,555)	(195,977)	(82,258)	(52,315)

Loss Before Income Taxes and Discontinued operations	(8,325,103)	(9,798,341)	(1,229,100)	(8,295,271)

Income Tax (Expense) Benefit	(180,593)	93,116	(167,532)	118,261

Loss From Continuing Operations	(8,505,696)	(9,705,225)	(1,396,632)	(8,177,010)

Loss From Discontinued Operations	-	(326,531)	-	-

Net Loss	(8,505,696)	(10,031,756)	(1,396,632)	(8,177,010)

Other Comprehensive (Loss) Income
Foreign currency translation	(484,738)	417,774	(91,974)	223,881

Net Loss and Comprehensive Loss	(8,990,434)	(9,613,982)	(1,488,606)	(7,953,129)

Weighted average shares outstanding– Basic and Diluted	5,870,632	5,579,088	6,399,158	5,585,734

Loss from continuing operations per share of common stock
Basic and Diluted	$(1.45)	$(1.74)	$(0.22)	$(1.46)

Loss from discontinued operations per share of common stock
Basic and Diluted	$-	$(0.06)	$-	$-

Net loss per share of common stock
Basic and Diluted	$(1.45)	$(1.80)	$(0.22)	$(1.46)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

Three Months Ended September 30, 2021

				Accumulated
	Common stock		Additional Paid	Other Comprehensive	Statutory	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Income	Reserve	Deficits	Equity

Balance at beginning of period	5,609,234	$5,609	$39,792,705	$405,526	$-	$(6,751,453)	$33,452,387

Stock issued to employees	1,500	2	2,968	-	-	-	2,970

Stock issued to consultants	5,000	5	9,895	-	-	-	9,900

Issuance of common stock	1,114,508	1,114	2,759,859	-	-	-	2,760,973

Foreign currency translation loss	-	-	-	(91,974)	-	-	(91,974)

Net loss	-	-	-	-	-	(1,396,632)	(1,396,632)

Balance at end of period	6,730,242	$6,730	$42,565,427	$313,552	$-	$(8,148,085)	$34,737,624

Three Months Ended September 30, 2020

				Accumulated
	Common stock		Additional Paid	Other Comprehensive	Statutory	Retained	Total Stockholders’
	Shares	Amount	in Capital	Income	Reserve	Earnings	Equity

Balance at beginning of period	5,583,234	$5,583	$39,706,641	$193,893	$6,241	$24,574,949	$64,487,307

Stock issued to employees	1,500	1	3,194	-	-	-	3,195

Stock issued to consultants	5,000	5	12,745	-	-	-	12,750

Stock options vested to board of directors and employees	-	-	28,685	-	-	-	28,685

Foreign currency translation gain	-	-	-	223,881	-	-	223,881

Net loss	-	-	-	-	-	(8,177,010)	(8,177,010)

Balance at end of period	5,589,734	$5,589	$39,751,265	$417,774	$6,241	$16,397,939	$56,578,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

Nine Months Ended September 30, 2021

				Accumulated		Retained
	Common stock		Additional Paid	Other Comprehensive	Statutory	Earnings (Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Income	Reserve	Deficits)	Equity

Balance at beginning of period	5,596,234	$5,596	$39,766,978	$798,290	$6,241	$351,370	$40,928,475

Stock issued to employees	4,500	5	8,905	-	-	-	8,910

Stock issued to consultants	15,000	15	29,685	-	-	-	29,700

Issuance of common stock	1,114,508	1,114	2,759,859	-	-	-	2,760,973

De-registration and liquidation of Nova Macau	-	-	-	-	(6,241)	6,241	-

Foreign currency translation loss	-	-	-	(484,738)	-	-	(484,738)

Net loss	-	-	-	-	-	(8,505,696)	(8,505,696)

Balance at end of period	6,730,242	$6,730	$42,565,427	$313,552	$-	$(8,148,085)	$34,737,624

Nine Months Ended September 30, 2020

				Accumulated
			Additional	Other			Total
	Common stock		Paid	Comprehensive	Statutory	Retained	Stockholders’
	Shares	Amount	in Capital	Income	Reserve	Earnings	Equity

Balance at beginning of period	5,568,734	$5,568	$39,605,042	$-	$6,241	$26,429,695	$66,046,546

Stock issued to employees	6,000	6	12,775	-	-	-	12,781

Stock issued to consultants	15,000	15	38,235	-	-	-	38,250

Stock options vested to board of directors and employees	-	-	95,213	-	-	-	95,213

Foreign currency translation gain	-	-	-	417,774	-	-	417,774

Net loss	-	-	-	-	-	(10,031,756)	(10,031,756)

Balance at end of period	5,589,734	$5,589	$39,751,265	$417,774	$6,241	$16,397,939	$56,578,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED September 30, 2021 AND 2020 (UNAUDITED)

	Nine Months Ended September 30,
	2021	2020

Cash Flows From Operating Activities
Net loss	$(8,505,696)	$(10,031,756)
Net loss from discontinued operations	-	(326,531)
Net loss from continuing operations	$(8,505,696)	$(9,705,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,055	42,805
Inventories write-down	5,526,307	7,767,910
Amortization of operating lease right-of-use assets	380,178	437,461
Deferred tax benefit	-	(117,952)
Stock compensation expense	38,610	143,049
Changes in bad debt allowance	(3,328)	2,429
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	332,870	(242,947)
Advance to suppliers	56,440	27,507,384
Inventories	(491,056)	(26,501,478)
Other current assets	(387,526)	(243,402)
Increase (decrease) in -
Operating lease liabilities	(348,917)	(422,511)
Accounts payable	(27,270)	179,675
Advance from customers	137,243	27,452
Accrued liabilities and other payables	171,218	59,570
Taxes payable	(70,473)	(26,105)

Net Cash Used in Operating Activities	(3,129,345)	(1,091,885)

Cash Flows From Investing Activities
Purchase of property and equipment	(155,156)	(360,084)

Net Cash Used in Investing Activities	(155,156)	(360,084)

Cash Flows From Financing Activities
Proceeds from equity financing, net	2,760,973	-
Proceeds from other loans	-	466,096

Net Cash Provided by Financing Activities	$2,760,973	$466,096

Net Cash Provided by Discontinued Operations	-	1,037,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

	Nine Months ended September 30,
	2021	2020

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$(342,380)	$413,290

Net (decrease) increase in cash and cash equivalents	(865,908)	465,217

Cash and cash equivalents, beginning of period	8,744,784	8,885,398

Cash and cash equivalents, ending of period	$7,878,876	$9,350,615

Supplemental Disclosure of Cash Flow Information

Cash paid during period for:
Income tax payments	$251,067	$55,000
Interest expense	$4,801	$6,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

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

On December 7, 2017, Nova LifeStyle incorporated i Design Blockchain Technology, Inc. (“i Design”) under the laws of the State of California. The purpose of i Design is to build the Company’s own blockchain technology team. This new company will focus on the application of blockchain technology in the furniture industry, including encouraging and facilitating interactions among designers and customers, and building a blockchain-powered platform that enables designers to showcase their products, including current and future furniture designs. This company is in the planning stage and has had minimal operations through September 30, 2021.

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

On October 14, 2020, the Macao Trade and Investment Promotion Institute invalidated licenses for offshore companies under an Order of Repeal of Legal Regime of the Offshore Services by Macao Special Administrative Region. Nova Macao then entered a de-registration process and its business has been taken over by Nova HK. Nova Macao completed the de-registration and liquidation process in January 2021.

On November 5, 2020, Nova LifeStyle acquired Nova HK at cost of $1,290 which was incorporated in Hong Kong on November 6, 2019. This company has had minimal operations through September 30, 2021.

The “Company” and “Nova” collectively refer to Nova LifeStyle, the U.S. parent, and its subsidiaries, Nova Furniture, Nova Samoa, Nova Macao, Diamond Bar, i Design, Nova HK and Nova Malaysia.

COVID-19

Beginning in 2020, a strain of novel coronavirus (“COVID-19”) has spread globally and, at this point, the Company’s operations has been adversely impacted by the COVID-19 pandemic. In particular, Nova Malaysia had not been able to operate in full capacity due to Malaysian government’s shut down orders which resulted in sales lagging and slow-moving inventories. The Company’s two showrooms in Kuala Lumpur were closed from March 2020 to May 2020 and closed again from August 2020 to March 5, 2021. Malaysia government imposed a new nationwide lockdown on May 12, 2021 until early June 2021, then the lockdown has extended to early October 2021. In October 2021, Malaysia government lifted lockdown order for people fully vaccinated against COVID-19 and our stores are reopened now. The Company expects that the impact of the COVID-19 outbreak on the United States and world economies will also continue to have a material adverse impact on the demand for its products.

The extent of the impact of the COVID-19 pandemic will continue to have on the Company’s business is highly uncertain and difficult to predict and quantify, as the actions that the Company, other businesses and governments may take to contain the spread of COVID-19 continue to evolve. Shipping of products from Asia has experienced significant delays since the onset of the pandemic and the costs of shipping from Asia have increased since the onset; and we have experienced and may continue to experience shipping disruptions in the future. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the future business interruption and the related financial impact cannot be reasonably estimated at this time.

The severity of the impact of the COVID-19 pandemic on the Company’s business will continue to depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the new variants of COVID-19, the efficacy and distribution of COVID-19 vaccines and the extent and severity of the impact on the global supply chain and the Company’s customers, service providers and suppliers, all of which are uncertain and cannot be reasonably predicted at this time. As of the date of issuance of the Company’s financial statements, the extent to which the COVID-19 pandemic may in the future materially impact the Company’s financial condition, liquidity or results of operations is uncertain. The Company is monitoring and assessing the evolving situation closely and evaluating its potential exposure.

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

The interim condensed consolidated financial information as of September 30, 2021 and for the nine and three months ended September 30, 2021 and 2020 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, previously filed with the SEC on March 29, 2021.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of September 30, 2021, its interim condensed consolidated results of operations and cash flows for the nine months ended September 30, 2021 and 2020, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods

Use of Estimates

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

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, supply chain disruption, depress demand for the Company’s products, and adversely impact its results of operations. During the nine months ended September 30, 2021, the Company continued to face increasing uncertainties around its estimates of revenue collectability, accounts receivable credit losses and valuation of inventories. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Its estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its unaudited condensed consolidated financial statements.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the two-step goodwill impairment test for the Diamond Bar reporting unit. Accordingly, as of September 30, 2021 and December 31, 2020, the Company concluded there was no impairment of goodwill of Diamond Bar.

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

Balance at January 1, 2021	$5,201
Reversal	(3,328)
Balance at September 30, 2021	$1,873

The bad debts (reversal) expense for the nine months ended September 30, 2021 and 2020 was ($3,328) and $2,429, respectively; and $262 and $2,458 for the three months ended September 30, 2021 and 2020, respectively.

Advances to Suppliers

Advances to suppliers are reported net of allowance when the Company determines that amounts outstanding are not likely to be collected in cash or utilized against purchase of inventories. Based on its historical record and in normal circumstances, the Company receives goods within 5 to 9 months from the date the advance payment is made. Due to the COVID-19 pandemic, freight transportation of products from the Company’s international suppliers has been delayed or suspended during the outbreak. Any provisions for allowance for advances to suppliers, if deemed necessary, are included in general and administrative expenses in the consolidated statements of operations. During the nine months and three months ended September 30, 2021 and 2020, no provision was made on advances to suppliers.

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

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expenses were $110,251 and $19,851 for the nine months ended September 30, 2021 and 2020, respectively; and $105,460 and $458 for the three months ended September 30, 2021 and 2020, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax expense for the nine months and three months ended September 30, 2021 was $180,593 and $167,532, respectively, and are primarily related to quarter-to-date income generated from foreign operations. The income tax benefit for the nine months and three months ended September 30, 2020 was approximately $93,000 and $101,400, respectively, and was primarily related to quarter-to-date losses generated from U.S. operations.

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

As of September 30, 2021 and December 31, 2020, the accumulated undistributed earnings generated by its foreign subsidiaries were approximately $21,500,000 and $27,900,000, respectively, of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”), for the nine months ended September 30, 2021 and 2020 is as follows:

	Gross UTB
	2021	2020

Balance – January 1 and September 30	$935	12,547

At September 30, 2021 and December 31, 2020, the Company had cumulatively accrued approximately $100 and $131, respectively, for estimated interest and penalties related to unrecognized tax benefits, respectively, related to the Company’s continuing operations. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled $21 and $375 for the nine months ended September 30, 2021 and 2020, respectively; and $7 and $125 for the three months ended September 30, 2021 and 2020, respectively, related to the Company’s continuing operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

As of September 30, 2021, unrecognized tax benefits were approximately $900. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $900 as of September 30, 2021. As of September 30, 2020, unrecognized tax benefits were approximately $12,500. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $12,500 as of September 30, 2020.

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

The Company’s sales policy allows for product returns within the warranty period if the product is defective and the defects are the Company’s fault. As alternatives to the product return option, the customers have the option of requesting a discount from the Company for products with quality issues or of receiving replacement parts from the Company at no cost. The amount for product returns, the discount provided to the Company’s customers, and the costs for replacement parts were immaterial for the nine months and three months ended September 30, 2021 and 2020.

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers and write-downs of inventory.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the nine months ended September 30, 2021 and 2020, shipping and handling costs were $4,524 and $172,912, respectively, and $1,585 and $171,926 for the three months ended September 30, 2021 and 2020, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense was $1,122,959 and $24,740 for the nine months ended September 30, 2021 and 2020, respectively, and $299,012 and $5,140 for the three months ended September 30, 2021 and 2020, respectively.

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

The following table presents a reconciliation of basic and diluted loss per share for the nine months and three months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020

Net loss from continuing operations	$(8,505,696)	$(9,705,225)	$(1,396,632)	$(8,177,010)
Net loss from discontinued operations	-	(326,531)	-	-
Net loss	(8,505,696)	(10,031,756)	(1,396,632)	(8,177,010)

Weighted average shares outstanding – Basic and Diluted *	5,870,632	5,579,088	6,399,158	5,585,734

Net loss from continuing operations per share of common stock
Basic and Diluted	$(1.45)	$(1.74)	$(0.22)	$(1.46)

Net loss from discontinued operations income per share of common stock
Basic and Diluted	$-	$(0.06)	$-	$-

Net loss per share of common stock
Basic and Diluted	$(1.45)	$(1.80)	$(0.22)	$(1.46)

*	Including 44,279 and 44,307 shares that were granted and vested but not yet issued for the nine months ended September 30, 2021 and 2020, respectively.

For the nine months and three months ended September 30, 2021, 5,000 shares of unvested restricted stock and stock options to purchase 340,500 shares of the Company’s stock were excluded from the EPS calculation, as their effects were anti-dilutive.

For the nine months and three months ended September 30, 2020, 171,667 shares purchasable under warrants, 5,000 shares of unvested restricted stock and stock options to purchase 340,500 shares of the Company’s stock were anti-dilutive and were excluded from EPS calculation.

At September 30, 2021, warrants to purchase 1,225 ,959 shares of common stock were outstanding but not exercisable yet. For the nine and three months ended September 30, 2021, 1,225,959 shares purchasable under warrants were excluded from EPS, respectively, as their effects were anti-dilutive.

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

No customer accounted for 10% or more of the Company’s sales for the nine months ended September 30, 2021 and 2020. One customer accounted for 15% of the Company’s sales for the three months ended September 30, 2021, while no customer accounted for 10% of the Company’s sales for the three months ended September 30, 2020. Three customers accounted for 34%, 14% and 13%, respectively, of the Company’s gross accounts receivable as of September 30, 2021. Two customers accounted for 40% and 27%, respectively, of the Company’s gross accounts receivable as of December 31, 2020.

The Company purchased its products from three and four major vendors during the nine months ended September 30, 2021 and 2020, respectively, accounting for a total of 56% for 2021 (25%, 18%, and 13%) and 76% for 2020 (25%, 19%, 16% and 16%) of the Company’s purchases. The Company purchased its products from three and four major vendors during the three months ended September 30, 2021 and 2020, accounting for a total of 56% for 2021 (21%, 18% and 17%) and 73% for 2020 (21%, 21%, 18% and 13%) of the Company’s purchases. Advances made to these vendors were $123,881 and $nil as of September 30, 2021 and December 31, 2020, respectively. Accounts payable to these vendors were $93,327 and $nil as of September 30, 2021 and December 31, 2020, respectively.

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

The Company’s subsidiary with operations in Malaysia uses its local currency, the Malaysian Ringgit (“RM”), as its functional currency. An entity’s functional currency is the currency of the primary economic environment in which it operates, which is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2021	RM4.19 to 1
December 31, 2020	RM4.02 to 1

Statement of operations and cash flow items
For the nine months ended September 30, 2021	RM4.13 to 1
For the nine months ended September 30, 2020	RM4.23 to 1

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

All of the Company’s long-lived assets are mainly property, plant and equipment located in the United States, Hong Kong and Malaysia and are utilized for administrative purposes.

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

The Company recognized no impairment of ROU assets as of September 30, 2021 and December 31, 2020.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current in the consolidated balance sheets at September 30, 2021 and December 31, 2020.

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

The loss on disposal of discontinued operations in relation to Bright Swallow for the nine months ended September 30, 2020 was $326,531.

Note 4 - Inventories

The inventories as of September 30, 2021 and December 31, 2020 totaled $27,779,269 and $32,814,520, respectively, and consisted entirely of finished goods.

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the nine months and three months ended September 30, 2021, the Company wrote-down $5,526,307 and $nil of slow-moving inventory, respectively. The inventory write-down is included in “Cost of Sales” in the consolidated statements of operations. For the nine months and three months ended September 30, 2020, the Company wrote-down $7,767,910 of slow-moving inventory. In light of the current and developing business conditions as a result of COVID-19 pandemic, additional write downs of inventories may be required in subsequent periods.

Note 5 - Plant, Property and Equipment, Net

As of September 30, 2021 and December 31, 2020, plant, property and equipment consisted of the following:

	September 30, 2021	December 31, 2020

Computer and office equipment	$499,043	$396,302
Decoration and renovation	485,947	448,641
	984,990	844,943
Less: accumulated depreciation	(452,153)	(391,425)
	$532,837	$453,518

Depreciation expense was $62,055 and $42,805 for the nine months ended September 30, 2021 and 2020, respectively, and $23,529 and $14,791 for the three months ended September 30, 2021 and 2020, respectively.

Note 6 - Advances to Suppliers

The Company makes advances to certain vendors for inventory purchases. The advances on inventory purchases were $325,454 and $381,894 as of September 30, 2021 and December 31, 2020, respectively. No impairment charges were made on advances to suppliers for the nine months and three months ended September 30, 2021 and 2020.

Note 7 - Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Prepaid expenses	$538,293	$217,591
Other receivables	181,796	132,155
	$720,089	$349,746

As of September 30, 2021 and December 31, 2020, prepaid expenses and other receivables mainly represented prepaid insurance, credit card payments, advance to an employee and Paypal and Cardknox account balances.

Note 8 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Other payables	$6,804	$6,428
Salary payable	12,462	6,731
Financed insurance premiums	266,847	103,104
Accrued rents	1,490	14,899
Accrued marketing	-	30,000
Accrued commission	84,084	112,673
Accrued expenses, others	119,501	49,159
	$491,188	$322,994

As of September 30, 2021 and December 31, 2020, other accrued expenses mainly included legal and professional fees, utilities and unpaid operating expenses incurred in Malaysia. Other payables represented other taxes payable and rebates.

Note 9 - Loan to Unrelated Party

On May 25, 2021, Nova Malaysia entered into an agreement with an unrelated third party to grant a loan up to 20,000,000 Malaysia Ringgit ($4,776,690) with annual interest of 6.0% with repayment on demand. The loan was personally guaranteed by a shareholder of the unrelated party. The unrelated party paid off the loan of 5,000,000 Malaysia Ringgit ($1,234,359) to the Company in August 2021, and accrued interest of 120,000 Malaysia Ringgit ($29,048) was written off in the nine and three months ended September 30, 2021.

Note 10 - Other Loans

On May 4, 2020, the Company received loan proceeds in the amount of approximately $139,802 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. On June 5, 2020, Congress passed a new law that allowed current PPP borrowers to choose to extend the eight-week period to 24 weeks to use the funds, but which cannot be extended beyond December 31, 2020. The Company had used the loans for eligible purposes and on December 28, 2020, the Company submitted the forgiveness application to the bank. No interest had been accrued for on this loan as of September 30, 2021.

The unforgiven portion of the PPP loan, if any, is payable over two years at an interest rate of 1% per annum, with a deferral of payments for the first six months.

On May 5, 2020, Diamond Bar was granted a loan from Cathay Bank in the aggregate amount of $176,294, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted on March 27, 2020. The Loan, which was in the form of a Note dated May 5, 2020 matured on May 5, 2022 and bore interest at a rate of 1.00% per annum, payable monthly commencing on May 5, 2020. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. On June 5, 2020, Congress passed a new law that allowed current PPP borrowers to choose to extend the eight-week period to 24 weeks to use the funds but which cannot be extended beyond December 31, 2020. The Company had used all the PPP loan proceeds for qualifying purposes within 24 weeks. On June 15, 2021, the Small Business Administration (SBA) approved the Company’s forgiveness application and no interest had been accrued for on this loan as of September 30, 2021.

On June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. The Loan, which was in the form of a promissory note dated June 19, 2020, matures on June 18, 2050 and bears interest at a rate of 3.75% per annum, payable monthly beginning 12 months from the date of the promissory note. Funds from the Loan may only be used for working capital. The loan was secured by all tangible and intangible property of Diamond Bar. Interest of $4,328 and $1,461 had been accrued for this loan for the nine months and three months ended September 30, 2021, respectively.

Note 11 - Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s President who is currently also the Chief Executive Officer and Chairperson of the Board. The lease is renewable and has been renewed each year since 2011. On April 1, 2021, the Company renewed the lease for an additional one year term at a cost of $34,561. During the nine months ended September 30, 2021 and 2020, the Company paid rental amounts of $34,561 and $17,281, respectively that are included in selling expenses, and $17,280 and $nil for the three months ended September 30, 2021 and 2020, respectively.

On January 4, 2018, the Company entered into a sales representative agreement with a consulting firm, which is owned by the President, Chief Executive Officer and Chairperson of the Board, for sales representative service for a term of two years. On January 4, 2020, the Company renewed the agreement for an additional two years. The Company agreed to compensate the consulting firm via commission at predetermined rates of the relevant sales amount. During the nine months ended September 30, 2021 and 2020, the Company recorded $304,958 and $155,905 as commission expense to this consulting firm, respectively; and $93,156 and $90,402 for the three months ended September 30, 2021 and 2020, respectively.

Note 12 - Stockholders’ Equity

On May 28, 2021, the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) at its annual meeting. The 2021 Plan was approved by the Board of Directors of the Company on April 12, 2021 and has a total of 3,000,000 shares of the Company’s common stock which may be granted as stock reward to attract and retain personnel, provide additional incentives to employees, directors and consultants and promote the success of the Company’s business. No awards have been granted under the 2021 Plan as of the date of this Report. On June 16, 2021, the Company filed Form S-8 to register the 3,000,000 shares of the Company’s common stock under the 2021 Plan.

Shares and Warrants issued through Private Placement

On July 23, 2021, the Company conducted a registered direct offering of 1,114,508 shares of common stock. The shares were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission (the “SEC”) on October 8, 2020 and subsequently declared effective on October 15, 2020. Additionally, the Company issued to the investors unregistered warrants to purchase up to an aggregate of 1,114,508 shares of common stock in a concurrent private placement. The combined purchase price for one share of common stock and a warrant to purchase one share of common stock was $2.80. The warrants have an exercise price of $3.50 per share, will be exercisable beginning six-months from the date of issuance, and will expire five and a half years from the date of issuance. The offering gross proceeds were $3,120,622 before deducting placement agent’s commissions and other offering costs, and the net proceeds of the offering were approximately $2,760,000. The offering closed on July 27, 2021.

In conjunction with this offering, the Company issued warrants to purchase 111,451 shares of common stock at an exercise price of $3.50 per share to the placement agent and its designees. The warrants are exercisable on the six-month anniversary of the issuance date. The warrants are exercisable for four and a half years from the initial exercise date. The placement agent warrants hold piggy-back registration rights and have a termination date of July 23, 2026.

The warrants issued in the private placement described above are exercisable for a fixed number of shares, and are classified as equity instruments under ASC 815-40-25-10. The Company accounted for the warrants issued in the private placement based on the fair value method under ASC Topic 505, and the fair value of the warrants was calculated using the Black-Scholes model under the following assumptions: estimated life of 5.5 years, volatility of 107%, risk-free interest rate of 0.71% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The fair value of the warrants issued to investors at grant date was $2,018,597.

Warrants

The following is a summary of the warrant activity for the nine months ended September 30, 2021:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2021	-	$-	-
Exercisable at January 1, 2021	-	$-	-
Granted	1,225,959	3.50	5.46
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at September 30, 2021	1,225,959	$3.50	5.27
Exercisable at September 30, 2021	-	$-	-

Shares Issued to Consultants

On November 16, 2019, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2019 for a one year term. The Company agreed to grant the consultant 20,000 shares of the Company’s common stock, vesting 25% on February 15, 2020, 25% on May 15, 2020, 25% on August 15, 2020 and 25% on November 15, 2020. The fair value of the 20,000 shares was $51,000 which was calculated based on the stock price of $2.55 per share on November 18, 2019 and was amortized over the service term. The shares were issued pursuant to Nova LifeStyle, Inc.’s 2014 Omnibus Long-Term Incentive Plan (the “Plan”). During the nine months and three months ended September 30, 2020, the Company charged $38,250 and $12,750, respectively, to operations as consulting expenses.

On November 16, 2020, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2020 for a one-year term. The Company agreed to grant the consultant 20,000 shares of the Company’s common stock, vesting 25% on February 15, 2021, 25% on May 15, 2021, 25% on August 15, 2021 and 25% on November 15, 2021. The fair value of the 20,000 shares was $39,600, which was calculated based on the stock price of $1.98 per share on November 16, 2020 and is being amortized over the service term. The shares were issued pursuant to the Plan. During the nine months and three months ended September 30, 2021, the Company charged $29,700 and $9,900, respectively, to operations as consulting expenses.

Shares and Options Issued to Independent Directors

On November 4, 2019, the Company entered into stock option agreements under the 2014 Omnibus Long-Term Incentive Plan with the three independent members of the board of directors. The Company agreed to grant the Company’s three independent directors options to purchase an aggregate of 60,000 shares of the Company’s common stock at an exercise price of $2.80 per share, with a term of 5 years, vesting 25% on November 30, 2019, 25% on February 28, 2020, 25% on May 31, 2020, and 25% on August 31, 2020. The fair value of the stock options granted was estimated on the date of the grant using the Black-Scholes option pricing model. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 87%, risk free interest rate of 1.60%, and dividend yield of 0%. The fair value of the 60,000 stock options was $114,740 at the grant date. During the nine months and three months ended September 30, 2020, the Company charged $86,055 and $28,685, respectively, to operations as directors’ stock compensation expense.

Shares Issued to Employees

On January 31, 2020, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2019. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $12,780, which was calculated based on the stock price of $2.13 per share on January 31, 2020, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on January 31, 2020, 25% on March 31, 2020, 25% on June 30, 2020 and 25% on September 30, 2020. During the nine months and three months ended September 30, 2020, the Company amortized $9,585 and $3,195, respectively, to operations as stock compensation expense.

On November 10, 2020, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2020. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $11,880, which was calculated based on the stock price of $1.98 per share on November 10, 2020, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 10, 2020, 25% on March 31, 2021, 25% on June 30, 2021 and 25% on September 30, 2021. During the nine months and three months ended September 30, 2021, the Company amortized $8,910 and $2,970, respectively, to operations as stock compensation expense.

Options Issued to Employees

On August 12, 2019, the compensation committee of the Board approved an option grant to the Company’s Chief Financial Officer to purchase an aggregate of 7,000 shares of the Company’s common stock at an exercise price of $3.85 per share, with a term of 5 years, pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. Fifty percent (50%) of those stock options vested immediately, and the remaining 50% vested on the six-month anniversary of the Grant Date.

The fair value of the option granted to the Chief Financial Officer in 2019 was recognized as compensation expense over the vesting period of the stock option award. The fair value of the option was calculated using the following assumptions: estimated life of ten years, volatility of 87%, risk free interest rate of 1.49%, and dividend yield of 0%. The fair value of the 7,000 stock options was $18,318 at the grant date. During the nine months and three months ended September 30, 2020, the Company recorded $9,159 and $nil, respectively, to operations as stock compensation expense.

As of September 30, 2021, unrecognized share-based compensation expense was $6,317.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2021	340,500	$5.97	2.33
Exercisable at January 1, 2021	340,500	5.97	2.33

Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2021	340,500	$5.97	1.58
Exercisable at September 30, 2021	340,500	$5.97	1.58

(1)	The intrinsic value of the stock options at September 30, 2021 is the amount by which the market value of the Company’s common stock of $2.27 as of September 30, 2021 exceeds the average exercise price of the option. As of September 30, 2021, the intrinsic value of the outstanding and exercisable stock options was $nil.

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

Surplus Reserve Fund

Nova Macao dissolved in January 2021. At December 31, 2020, it had surplus reserves of $6,241, representing 50% of its registered capital, which were transferred to additional paid-in capital during the nine months ended September 30, 2021.

Note 13 - Geographical Analysis

Geographical distribution of sales consisted of the following for the nine months and three months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Geographical Areas
North America	$9,237,435	$7,365,659	$2,850,262	$3,099,042
Asia (excluding China)	248,118	422,336	(2,028)	213,954
Other countries	312,601	25,824	68,337	2,677
	$9,798,154	$7,813,819	$2,916,571	$3,315,673

Geographical location of identifiable long-lived assets as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Geographical Areas
North America	$1,792,808	$2,236,709
Asia (excluding China)	670,984	536,551
	$2,463,792	$2,773,260

Note 14 - Lease

On June 17, 2013, the Company entered into a lease agreement for office, warehouse, storage, and distribution space in the United States with a five year term, commencing on November 1, 2013 and expiring on October 31, 2018. The lease agreement also provided an option to extend the term for an additional six years. On April 23, 2018, the Company extended the lease for another three years with an expiration date of October 31, 2021. On October 15, 2021, the Company extended the lease for another five years with an expiration date of October 31, 2026. The monthly rental payment is $42,000 with an annual 3% increase.

The Company has entered into several lease agreements for office and warehouse space in Commerce, California and showroom space in Las Vegas, Nevada and High Point, North Carolina (see Note 11) on monthly or annual terms.

On July 15, 2019, Nova Malaysia entered into a sublease agreement for warehouse space with a two-year term, expiring on July 14, 2021. The initial monthly rental payment was 20,000 Malaysia Ringgit ($4,841) and was increased to 35,000 Malaysia Ringgit ($8,473) effective August 1, 2020. On July 15, 2021, Nova Malaysia extended the lease for another two years with an expiration date of July 31, 2023.

On October 29, 2019, Nova Malaysia entered into a lease agreement for a showroom with a two-year term, commencing on December 1, 2019 and expiring on November 30, 2021. The monthly rental payment is 9,280 Malaysia Ringgit ($2,246).

On August 20, 2020, Nova Malaysia entered into a sublease agreement for an office and service center with a two-year term, commencing on September 1, 2020 and expiring on August 31, 2022. The monthly rental payment is 30,000 Malaysia Ringgit ($7,262).

Operating lease expense for the nine months and three months ended September 30, 2021 and 2020 was as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020

Operating lease cost – straight line	$603,764	$384,108	$203,388	$107,745

Total lease expense	$603,764	$384,108	$203,388	$107,745

The following is a schedule, by years, of maturities of operating lease liabilities as of September 30, 2021:

12 months ending September 30,
2022	$820,461
2023	731,242
2024	675,690
2025	-
Thereafter	-
Total undiscounted cash flows	2,227,393
Less: imputed interest	(150,848)
Present value of lease liabilities	2,076,545

Lease Term and Discount Rate

Weighted-average remaining lease term - years
Operating leases - USA	3.09
Operating leases - Malaysia	1.47

Weighted-average discount rate (%)
Operating leases - USA	5.00%
Operating leases - Malaysia	2.79%

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

Note 16 - Subsequent Events

The Company has evaluated subsequent events through the date of the issuance of the condensed consolidated financial statements and no subsequent event is identified.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The following discussion and analysis are based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”). All references to the third quarter and first nine months of 2021 and 2020 mean the three and nine-month periods ended September 30, 2021 and 2020. In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2020 Form 10-K.

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

We are a U.S. holding company with no material assets in the U.S. other than the ownership interests of our wholly owned subsidiaries through which we market, design and sell residential and commercial furniture worldwide: Nova Furniture Limited domiciled in the British Virgin Islands (“Nova Furniture”), Nova Furniture Ltd. domiciled in Samoa (“Nova Samoa”), Diamond Bar Outdoors, Inc. domiciled in California (“Diamond Bar”), Nova Living (M) SDN. BHD. domiciled in Malaysia (“Nova Malaysia”) and Nova Living (HK) Group Limited domiciled in Hong Kong (“Nova HK”). The Company had two former subsidiaries Bright Swallow International Group Limited domiciled in Hong Kong (“Bright Swallow” or “BSI”) which was sold in January 2020 and Nova Furniture Macao Commercial Offshore Limited domiciled in Macao (“Nova Macao”) which was de-registration and liquidation in January 2021.

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

On November 5, 2020, Nova LifeStyle, Inc. acquired Nova Living (HK) Group Limited (“Nova HK”) which was incorporated in Hong Kong on November 6, 2019. This company has had minimal operations through September 30, 2021.

Our experience developing and marketing products for international markets has enabled us to develop the scale, logistics, marketing, manufacturing efficiencies and design expertise that serve as the foundation for us to expand aggressively into the highly attractive U.S., Mexico, Honduras, Dominican Republic, Asian and Middle Eastern markets.

Due to the recent imposition of significant trade tariffs on importation from China to the United States and the adverse effect such policies have on our operations, we are actively pursuing alternative product lines with positive growth potential. One such area pertains to the health-oriented furniture segment which continues to experience popularity, particularly in Asia. Since the second quarter of 2019, we have developed a line of high-end physiotherapeutic jade mats with China-based manufacturing partners for use in therapy clinics, hospitality, and real estate projects in Asia. We launched our first flagship showroom/retail store in Kuala Lumpur, Malaysia in late 2019, which, after a COVID-19 related closing, was reopened in May 2020. On August 28, 2020, after few months reopening, Malaysia government extended Movement Control Order to prohibit the businesses to open to public until March 5, 2021 to contain the spread of COVID-19. After the re-opening on March 5, 2021, Malaysia imposed a new nationwide lockdown on May 12, 2021 until early June 2021 which was subsequently extended to early October 2021. In October 2021, the Order has been lifted for people who are fully vaccinated and our stores are reopened now. We expect that our flagship showroom/retail store will serve as one of our primary distribution channels in Malaysia. Marketing of jade mats will focus on their premium therapeutic qualities and target health conscious general consumers and professionals. We have limited experience with operations in Southeast Asia and considerable management attention and resources may be required to manage these new markets and product lines. We may be subject to additional risks including credit risk, currency exchange rate fluctuations, foreign exchange controls, import and export requirements, potentially adverse tax consequences and higher costs associated with doing business internationally.

Beginning in 2020, a strain of novel coronavirus (“COVID-19”) has spread globally including the U.S. and Malaysia. In March 2020, the World Health Organization declared the COVID-19 a pandemic. In response to the evolving dynamics related to the COVID-19 outbreak, the Company has been following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and retail partners. The Company’s two showrooms and warehouse in Malaysia was closed from March, 2020 to May, 2020. The Los Angeles facility closed on March 16, 2020 and reopened in full operation on June 1, 2020. On May 12, 2020, the Company’s Kuala Lumpur office and warehouse reopened for business. On August 28, 2020, the Malaysia government extended the shutdown order to all business until March 5, 2021 After the re-opening on March 5, 2021, Malaysia government imposed a new nationwide lockdown on May 12, 2021 until early June 2021 which was subsequently extended to early October 2021. In October 2021, the Order has been lifted for people who are fully vaccinated and our stores are reopened now. The third-party contract manufacturers that the Company utilizes in China were closed from the beginning of the Lunar New Year Holiday at the end of January 2020 through the beginning of March 2020. Certain of the Company’s new products are being sourced from manufacturers in India starting in 2020. The factories in India suspended their operations as a result of the COVID-19 pandemic during March through early May 2020. Currently, the factories in India are open for operations. Shipping of products from Asia has experienced significant delays since the onset of the pandemic and the costs of shipping from Asia have increased since the onset; and we has experienced and may continue to experience shipping disruptions in the future. Finally, the Company expects that the impact of the COVID-19 outbreak on the United States and world economies will continue to have a material adverse impact on the demand for its products. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the future business interruption and the related financial impact cannot be reasonably estimated at this time.

We do not have access to a revolving credit facility. On May 4, 2020, the Company received loan proceeds in the amount of approximately $139,802 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. On May 5, 2020, Diamond Bar Outdoors Inc. (“Diamond Bar”) was granted a loan from Cathay Bank in the aggregate amount of $176,294, pursuant to the Paycheck Protection Program. In June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. In July 2021, we completed a registered direct offering of our shares of common stock and received offering gross proceeds of $3,120,622. We currently believe that our financial resources will be adequate to finance our operations through the outbreak. However, in the event that we do need to raise capital in the future, the outbreak-related instability in the securities markets could adversely affect our ability to raise additional capital.

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

Principal Factors Affecting Our Financial Performance

At the beginning of 2019, we commenced a transition of our business. We began moving away from low margin products. This move was intended to improve our gross profit margin, receivable collections and net profitability, and to increase our return on long-term equity. We decided to terminate sales and marketing efforts to customers that represented a high purchase volume but low profit margin, and we adjusted our product line, which included the launch of our Summer 2019 Collection in the Las Vegas Market, with a view to attracting a higher-end ultimate customer. We believe these new strategies, will provide us with significant long term growth opportunities. The transition has and is expected to continue to adversely impact our revenue and our net profit in the short-term as we roll out new products and market those products to our existing client base and to new potential customers better suited for the higher end products, and as we assess our new products’ market acceptance. Significant factors that we believe could affect our operating results are the (i) prices of our products to our international retailer and wholesaler customers and their markups to end consumers; (ii) general economic conditions in the U.S., Chinese, and other international markets; and (iii) trade tariffs imposed by the United States on certain products manufactured in China; and (iv) the consequences of the COVID-19 outbreak throughout the world; and (v) continued significant delays in the receipt of shipments of our products from Asia and increased costs of shipping from Asia. We believe most of our customers are willing to pay for our high quality and stylish products, timely delivery, and strong production capacity at price levels which we expect will allow us to maintain a relatively high gross profit margin for our products. We do not manufacture our products, but instead we utilize third-party manufacturers. In response to the tariffs imposed by the United States on certain products manufactured in China, we are in the process of shifting a portion of our product manufacturing from third-party manufacturers located in China to third-party manufacturers located in other parts of Asia, such as Vietnam, India and/or Malaysia, countries unaffected by the tariffs. Implementation of a relocation of manufacturing (which by necessity includes an assessment of the factory’s ability to deliver the quantity of the product, in accordance with the Company’s specifications, and in accordance with the Company’s quality control requirements) is time-consuming, but a portion of our manufacturing has been transitioned to Malaysia and India starting in 2020 and we expect that more of our manufacturing will be transitioned to one or more of these venues once the COVID-19 outbreak dissipates. Some of our manufacturing will continue to be performed in China because the intellectual know-how necessary to manufacture certain products is not generally available in other Asian countries. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites should also allow us at least to maintain our gross profit margins. The markets in North America (excluding the United States) and particularly in Europe remain challenging because such markets are experiencing a slow-down and may be entering a recession due to the COVID-19 pandemic.

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

Accounts Receivable

Our accounts receivable arises from product sales. We do not adjust receivables for the effects of a significant financing component at contract inception if we expect to collect the receivables in one year or less from the time of sale. We do not expect to collect receivables greater than one year from the time of sale. Our policy is to maintain an allowance for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. We maintained an allowance for bad debt of $1,873 and $6,371 as of September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020, bad debts (reversal) expense from continuing operations were ($3,328) and $2,429, respectively; and $262 and $2,458 for the three months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had gross receivable of $187,270 of which $4,664 was over 90 days past due. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing trade accounts receivable. We determine the allowance based on historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the quarter ended September 30, 2021, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault. As alternatives for the product return option, the customers have the option of asking us for a discount for products with quality issues, or of receiving replacement parts from us at no cost. The amount of reserves for return of products, the discount provided to the customers, and cost for the replacement parts were immaterial for the nine months and three months ended September 30, 2021 and 2020.

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

The Company’s subsidiary with operations in Malaysia uses its local currency, Malaysian Ringgit (“RM”), as its functional currency. An entity’s functional currency is the currency of the primary economic environment in which it operates, which is normally the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2021	RM4.19 to 1
December 31, 2020	RM4.02 to 1

Income statement and cash flow items
For the nine months ended September 30, 2021	RM4.13 to 1
For the nine months ended September 30, 2020	RM4.23 to 1

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

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

The following table sets forth the results of our operations for the three months ended September 30, 2021 and 2020. Certain columns may not add due to rounding.

	Three Months Ended September 30,
	2021		2020
	$	% of Sales	$	% of Sales
Net sales	$2,916,571		$3,315,673
Cost of sales	(1,517,032)	(52)%	(9,905,852)	(299)%
Gross profit (loss)	1,399,539	48%	(6,590,179)	(199)%
Operating expenses	(2,546,381)	(87)%	(1,652,777)	(50)%
Loss from operations	(1,146,842)	(39)%	(8,242,956)	(249)%
Other expenses, net	(82,258)	(3)%	(52,315)	(2)%
Income tax (expenses) benefit	(167,532)	(6)%	118,261	4%
Loss from continuing operations	(1,396,632)	(48)%	(8,177,010)	(247)%
Loss from discontinued operations	-	-%	-	-%
Net loss	(1,396,632)	(48)%	(8,177,010)	(247)%

Net Sales

Net sales from continuing operations for the three months ended September 30, 2021 were $2.92 million, a decrease of 12% from $3.32 million in the same period of 2020. This decrease in net sales resulted primarily from a 25.63% decrease in sales volume, partially offset by a 18.28% increase in average selling price. Our three largest selling product categories in the three months ended September 30, 2021 were sofas, beds and dining table, which accounted for approximately 40%, 14% and 8% of sales from our continuing operations, respectively. In the three months ended September 30, 2020, the three largest selling categories were sofas, beds and coffee table, which accounted for approximately 50%, 13%and 9% of sales from our continuing operations, respectively.

The $0.40 million decrease in net sales from continuing operations in the three months ended September 30, 2021, compared to the same period of 2020, was mainly due to decreased sales to North America and Asia. Sales to North America, decreased by 8.03% to $2.85 million in the three months ended September 30, 2021, as compared to $3.10 million in 2020, primarily due to receiving less sales orders from our customers in North America. Sales to Asia decreased to $nil in the three months ended September 30, 2021, compared to $213,954 in the same period of 2020, primarily due to government lockdown order in Malaysia because of COVID-19 pandemic which resulted in $nil sales. Sales to other countries increased by $65,660 to $68,337 in the three months ended September 30, 2021 from $2,677 in the same period of 2020, primarily due to receiving more sales orders from our customers in other countries.

Cost of Sales

Cost of sales from continuing operations consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales from continuing operations decreased by 85% to $1.52 million in the three months ended September 30, 2021, compared to $9.91 million in the same period of 2020. Cost of sales as a percentage of sales decreased to 52% in the three months ended September 30, 2021, compared to 299% in 2020. The decrease of cost of sales in dollar term, and cost of sales as a percentage of sales, is a result of two related factors: (a) no inventory write-down in the third quarter of 2021, compared to our write-down of $7.77 million of our slow-moving inventory in the same period of 2020; (b) a change in the mix of our products sold as a result of our suspension of operations in Malaysia due to COVID-19. Due to Malaysia government’s extended shut down orders caused by prolonged COVID-19 pandemic, our Malaysian operations have been curtailed.

Moreover, total cost of sales from continuing operations decreased by 29% to $1.52 million in the three months ended September 30, 2021, compared to total cost of sales of $2.14 million which excluded our write down of $7.77 million of our slow-moving inventories in the same period of 2020. The decrease was primarily resulted from the decrease of our sales. Cost of sales as a percentage of sales decreased to 52%, in the three months ended September 30, 2021, compared to 64%, excluding our write down of $7.77 million of our slow-moving inventory, in 2020. It was primarily the result of the sale of higher quality products with higher profit margins.

Gross Profit (Loss)

Gross profit from continuing operations was $1.40 million in the three months ended September 30, 2021, compared to gross loss of $6.59 million in the same period of 2020, representing an increase in gross profit of $7.89 million. The increase was primarily due to no slow-moving inventory was written down in the three months ended September 31, 2021, compared with our write down of $7.77 million of our slow-moving inventory in the same period of 2020. Our gross profit margin was 48% in the three months ended September 30, 2021, compared to a gross profit margin of 36%, excluding our write down of $7.77 million of our slow-moving inventory, in the same period of 2020. The increase in gross profit margin is a result of the sale of higher quality products with higher profit margins.

Operating Expenses

Operating expenses from continuing operations consisted of selling, general and administrative expenses. Operating expenses were $2.55 million in the three months ended September 30, 2021, compared to $1.65 million in same period of 2020. Selling expenses increased by 153%, or $0.80 million, to $1.32 million in the three months ended September 30, 2021, from $0.52 million in the same period of 2020, primarily due to increased marketing and advertising expenses. In addition, general and administrative expenses increased by 8%, or $0.09 million, to $1.22 million in the three months ended September 30, 2021, from $1.13 million in the same period of 2020, primarily due to an increase in research and development expenses of $0.11 million.

Other Expenses, Net

Other expenses, net, from continuing operations was $82,258 in the three months ended September 30, 2021, compared with other expenses, net, of $52,315 in the same period of 2020, representing an increase in other expenses of $29,943. The increase in other expenses was due primarily to the write-off of interest income for an unrelated party (see Note 9), resulting in interest expense, net amounted to $31,755 for the three months ended September 30, 2021 from interest expense, net of $644 in the same period of 2020.

Income Tax (Expenses) Benefit

Income tax expense from continuing operations was $167,532 in the three months ended September 30, 2021, compared with income tax benefit of $118,261 in the same period of 2020. The income tax expense was primarily related to payable true up for the one-time transition tax commencing in April 2018 as the result of the tax examination of Internal Revenue Service.

Loss from Continuing Operations

As a result of the foregoing, our loss from continuing operations was $1.40 million in the three months ended September 30, 2021, compared with $8.18 million for the same period of 2020.

Loss from Discontinued Operations

On January 7, 2020, we transferred our entire interest in Bright Swallow to Y-Tone (Worldwide) Limited, an unrelated third party, for cash consideration of $2.50 million, pursuant to a formal agreement entered into on January 7, 2020. We received the payment on May 11, 2020. Operations of Bright Swallow were reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. We had no income from discontinued operations in the three months ended September 30, 2020.

Net Loss

As a result of the foregoing, our net loss was $1.40 million in the three months ended September 30, 2021, compared with $8.18 million for the same period of 2020.

Comparison of Nine Months Ended September 30, 2021 and 2020

The following table sets forth the results of our operations for the nine months ended September 30, 2021 and 2020. Certain columns may not add due to rounding.

	Nine Months Ended September 30,
	2021		2020
	$	% of Sales	$	% of Sales
Net sales	$9,798,154		$7,813,819
Cost of sales	(11,025,436)	(113)%	(12,753,072)	(163)%
Gross loss	(1,227,282)	(13)%	(4,939,253)	(63)%
Operating expenses	(6,964,266)	(71)%	(4,663,111)	(60)%
Loss from operations	(8,191,548)	(84)%	(9,602,364)	(123)%
Other expenses, net	(133,555)	(1)%	(195,977)	(2)%
Income tax (expenses) benefit	(180,593)	(2)%	93,116	1%
Loss from continuing operations	(8,505,696)	(87)%	(9,705,225)	(124)%
Loss from discontinued operations	-	-%	(326,531)	(4)%
Net loss	(8,505,696)	(87)%	(10,031,756)	(128)%

Net Sales

Net sales from continuing operations for the nine months ended September 30, 2021 were $9.80 million, an increase of 25% from $7.81 million in the same period of 2020. This increase in net sales resulted primarily from a 16.25% increase in average selling price with 7.86% increase in sales volume. Our three largest selling product categories in the nine months ended September 30, 2021 were sofas, beds and coffee table, which accounted for approximately 47%, 15% and 7% of sales from our continuing operations, respectively. In the nine months ended September 30, 2020, the three largest selling categories were sofas, beds and coffee table, which accounted for approximately 51%, 13% and 8% of sales from our continuing operations, respectively.

The $1.98 million increase in net sales from continuing operations in the nine months ended September 30, 2021, compared to the same period of 2020, was mainly due to increased sales to North America and other countries. Sales to North America, increased by 25.41% to $9.24 million in the nine months ended September 30, 2021, as compared to $7.37 million in 2020, primarily due to receiving more sales orders from our customers in North America. Sales to other countries increased by 1,111% to $312,601 in the nine months ended September 30, 2021, compared to $25,824 in the same period of 2020, primarily due to receiving more sales orders from our customers in other countries. Sales to Asia decreased by 41.25% to $248,118 in the nine months ended September 30, 2021, compared to $422,336 in the same period of 2020, primarily due to government lockdown order in Malaysia because of COVID-19 pandemic which resulted in $nil sales in the third quarter of 2021.

Cost of Sales

Cost of sales from continuing operations consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales from continuing operations decreased by 14% to $11.03 million in the nine months ended September 30, 2021, compared to $12.75 million in the same period of 2020. Cost of sales as a percentage of sales decreased to 113% in the nine months ended September 30, 2021, compared to 163% in 2020. The decrease of cost of sales in dollar term, and cost of sales as a percentage of sales, is a result of two related factors: (a) a decrease in inventory write-down of $2.24 million to $5.53 million in the nine months ended September 30, 2021, compared to our write-down of $7.77 million of our slow-moving inventory in the same period of 2020; (b) a change in the mix of our products sold as a result of our suspension of operations in Malaysia due to COVID-19. Due to Malaysia government’s extended shut down orders caused by prolonged COVID-19 pandemic, our Malaysian operations have been curtailed.

Moreover, total cost of sales from continuing operations excluding our write down of $5.53 million of our slow-moving inventory, increased by 10% to $5.50 million in the nine months ended September 30, 2021, compared to total cost of sales of $4.99 million which excluded our write down of $7.77 million of our slow-moving inventory in the same period of 2020. The increase was primarily resulted from to the increase of our sales and shipping costs. Cost of sales as a percentage of sales, excluding our write down of $5.53 million of our slow-moving inventory, decrease to 56%, in the nine months ended September 30, 2021, compared to 64%, excluding our write down of $7.77 million of our slow-moving inventory, in the same period of 2020. It was primarily the result of the sale of higher quality products with higher profit margins.

Gross Loss

Gross loss from continuing operations was $1.23 million in the nine months ended September 30, 2021, compared to gross loss of $4.94 million in the same period of 2020, representing a decrease in gross loss of $3.71 million. The decrease was primarily due to less amount of slow-moving inventory was written down. We write down $5.53 million of slow-moving inventory in the nine months ended September 31, 2021, compared with $7.77 million in the same period of 2020. Our gross profit margin was 44%, excluding our write down of $5.50 million of our slow-moving inventory, in the nine months ended September 30, 2021, compared to a gross profit margin of 36%, excluding our write down of $7.77 million of our slow-moving inventory, in the same period of 2020. The increase in gross profit margin is a result of the sale of higher quality products with higher profit margins.

Operating Expenses

Operating expenses from continuing operations consisted of selling, general and administrative expenses. Operating expenses were $6.96 million in the nine months ended September 30, 2021, compared to $4.66 million in same period of 2020. Selling expenses increased by 170%, or $1.87 million, to $2.97 million in the nine months ended September 30, 2021, from $1.10 million in the same period of 2020, primarily due to increased marketing and advertising expenses. In addition, general and administrative expenses increased by 12%, or $0.43 million, to $3.99 million in the nine months ended September 30, 2021, from $3.56 million in the same period of 2020, primarily due to an increase in legal fees and rent expenses of $0.11 million and $0.22 million, respectively.

Other Expenses, Net

Other expenses, net, from continuing operations was $133,555 in the nine months ended September 30, 2021, compared with $195,977 in the same period of 2020, representing a decrease in other expenses of $62,422. The decrease was due primarily to the increase in foreign exchange gain of $174,800 to $32,657 for the nine months ended September 30, 2021 from foreign exchange loss of $142,143 in the same period of 2020. The gain in September 30, 2021 was mainly a result of the depreciation of Malaysian Ringgit against U.S. dollars on the Company’s assets in Malaysia. The decrease in other expenses was partially offset by an increase in interest expenses, net of $27,462 to $5,844 for the nine months ended September 30, 2021, from interest income, net of $21,618 in the same period of 2020. Moreover, there was a decrease in non-operating income to $0 for the nine months ended September 30, 2021, compared with $38,025 in the same period of 2020. Besides, there was an increase in financial expenses of $46,891 to $160,368 for the nine months ended September 30, 2021, compared with $113,477 in the same period of 2020. It was mainly due to increase in credit card transaction charges because of increasing sales from Diamond Bar during the nine months ended September 30, 2021.

Income Tax (Expenses) Benefit

Income tax expense from continuing operations was $180,593 in the nine months ended September 30, 2021, compared with income tax benefit of $93,116 in the same period of 2020. The income tax expense were primarily related to payable true up for the one-time transition tax commencing in April 2018 as the result of the tax examination of Internal Revenue Service.

Loss from Continuing Operations

As a result of the foregoing, our loss from continuing operations was $8.51 million in the nine months ended September 30, 2021, compared with $9.71 million for the same period of 2020.

Loss from Discontinued Operations

On January 7, 2020, we transferred our entire interest in Bright Swallow to Y-Tone (Worldwide) Limited, an unrelated third party, for cash consideration of $2.50 million, pursuant to a formal agreement entered into on January 7, 2020. We received the payment on May 11, 2020. Operations of Bright Swallow were reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. We had loss from discontinued operations of $0.33 million in the nine months ended September 30, 2020.

Net Loss

As a result of the foregoing, our net loss was $8.51 million in the nine months ended September 30, 2021, compared with $10.03 million for the same period of 2020.

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

We rely primarily on internally generated cash flow and available working capital to support growth. We may seek additional financing in the form of bank loans or other credit facilities or funds raised through offerings of our equity or debt, if and when we determine such offerings are required. As of September 30, 2021, we do not have any credit facilities. We believe that our current cash and cash equivalents and anticipated cash receipts from sales of products will be sufficient to meet our anticipated working capital requirements and capital expenditures for the next 12 months.

We had net working capital of $35,016,001 at September 30, 2021, a decrease of $6,253,619 from net working capital of $41,269,620 at December 31, 2020. The ratio of current assets to current liabilities was 15.91-to-1 at September 30, 2021.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2021 and 2020:

	2021	2020
Cash provided by (used in):
Operating activities	$(3,129,345)	$(1,091,885)
Investing activities	(155,156)	(360,084)
Financing activities	2,760,973	466,096
Discontinued operations	-	1,037,800

Net cash used in operating activities was $3.13 million in the nine months ended September 30, 2021, an increase of cash outflow of $2.04 million from $1.09 million of cash used in operating activities in the same period of 2020.

The increase of cash outflow was attributable primarily to an increased cash outflow of $27.45 million in advance to suppliers to $0.06 million cash inflow in the nine months ended September 30, 2021, compared to $27.51 million cash inflow in the same period of 2020, such increase in cash outflow being mainly a result of purchase but not receiving products from our suppliers in the nine months ended September 30, 2020, compared to the result of purchase and receiving more jade mats products in the same period of 2021. Also, the increase in cash outflow for inventory write down of $2.24 million to $5.53 million cash inflow in the nine months ended September 30, 2021, compared to $7.77 million cash inflow in the same period of 2020, such increase in cash outflow being mainly due to less amount of non-cash inventory write down was booked. The increase in operating cash outflow was partially offset by the increase in cash inflow for inventory of $26.01 million to $0.49 million cash outflow in the nine months ended September 30, 2021, compared to $26.50 million cash outflow in the same period of 2020, such increase in cash inflow being mainly due to less purchase made for lagging sales in Malaysia.

Net cash used in investing activities was $0.15 million in the nine months ended September 30, 2021, as compared to $0.36 million in the same period of 2020. We incurred cash outflow of $155,156 from purchase of office equipment and leasehold improvement during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, we incurred cash outflow of $0.36 million from purchase of office equipment and leasehold improvement.

Net cash provided by financing activities was $2.76 million in the nine months ended September 30, 2021, an increase of $2.29 million from cash inflow of $0.47 million in the same period of 2020. In the nine months ended September 30, 2021, we received $2.76 million from equity financing. In the same period of 2020, we received $0.47 million from other loans.

In the nine months ended September 30, 2020, net cash provided by discontinued operations was $1.04 million related to cash of Bright Swallow disposed of $1.46 million in January 2020 while we received $2.50 million cash consideration for this sale transaction.

As of September 30, 2021, we had gross accounts receivable of $187,270, of which $94,885 was not yet past due and $87,721 was less than 90 days past due. We had an allowance for bad debt of $1,873. As of October 31, 2021, $151,225 of accounts receivable outstanding as of September 30, 2021 had been collected.

All accounts receivable outstanding at December 31, 2020 had been collected during 2021.

As of September 30, 2021 and December 31, 2020, we had advances to suppliers of $324,454 and $381,894, respectively. These supplier prepayments are made for goods before we actually receive them.

For a new product, the normal lead time from new product R&D, prototype, and mass production to delivery of goods from our suppliers to us is approximately six to nine months after we make advance payments to our suppliers. For other products, the typical time is five months after our advance payment. Due to the COVID-19 pandemic, freight transportation of products from our international suppliers has been delayed or suspended during the outbreak. As such, no reserve on supplier prepayments had been made or recorded by us. We will consider the need for a reserve when and if a supplier fails to fulfill our orders within the time frame as stipulated in the purchase contracts. As of September 30, 2021, and December 31, 2020, no reserve on supplier prepayments had been made or recorded by us.

As of October 31, 2021, 54% of our advances to suppliers outstanding at September 30, 2021 had been delivered to us in the form of purchases of furniture.

Shelf Registration

On October 8, 2020, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000. The shelf registration statement was declared effective on October 15, 2020. On July 23, 2021, the Company conducted a registered direct offering of 1,114,508 shares of common stock. The shares were offered and sold by the Company pursuant to the effective shelf registration statement on Form S-3. The offering gross proceeds were $3,120,622 before deducting placement agent’s commissions and other offering costs, and the net proceeds of the offering were approximately $2,760,000. The offering closed on July 27, 2021.

Other Long-Term Liabilities

As of September 30, 2021, we recorded long-term taxes payable of $0.65 million, consisting of an income tax payable of $0.65 million, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on our post-1986 foreign unremitted earnings, and a $0.01 million unrecognized tax benefit, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2021. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during or subsequent to the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NOVA LIFESTYLE, INC.
(Registrant)

Date: November 15, 2021	By:	/s/ Thanh H. Lam
Thanh H. Lam Chairperson and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021		/s/ Jeffery Chuang
Jeffery Chuang Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

