Form 10-K
period 2021-12-31
Nova Lifestyle, Inc.
filed 2022-04-08
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to_______________

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

Yes ☐ No ☒

As of June 30, 2021, the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $10.9 million, based upon the closing price of the Company’s common stock of $3.14 per share as reported on the same date.

As of April 6, 2022, there were 6,828,511 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2021. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Nova LifeStyle’s family of brands includes Nova LifeStyle, Diamond Sofa (www.diamondsofa.com) and Nova Living.

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

Human Capital Resources

We understand that our success depends on our ability to attract, train and retain our employees. We strive to attract, recruit, and retain employees through competitive compensation and benefit programs, learning and development opportunities that support career growth and advancement opportunities, and employee engagement initiatives that foster a strong Company culture. In addition to cash compensation, we offer customary benefits in accordance with local regulatory requirements as well as stock options to our employees. We also recognize the importance of keeping our employees safe. In response to the COVID-19 pandemic, we implemented changes that we determined were in the best interest of our employees and have followed local government orders to prevent the spread of COVID-19. As of December 31, 2021, we had 29 full time employees worldwide. Our U.S. corporate office and operations employed 25 full-time employees, our location in Malaysia and Hong Kong employed 3 and 1 full-time employees, respectively. We believe that relations with our employees are satisfactory. We have no collective bargaining agreements with our employees.

Recent Developments Related to the COVID-19 Outbreak

Beginning in early 2020, a strain of novel coronavirus (“COVID-19”) has spread globally including the U.S. and Malaysia. In March 2020, the World Health Organization declared the COVID-19 a pandemic. In response to the evolving dynamics related to the COVID-19 outbreak, the Company has been following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and retail partners. The Company’s two showrooms and warehouse in Malaysia was closed from March, 2020 to May, 2020. The Los Angeles facility closed on March 16, 2020 and reopened in full operation on June 1, 2020. On May 12, 2020, the Company’s Kuala Lumpur office and warehouse reopened for business. On August 28, 2020, the Malaysia government extended the shutdown order to all business until March 5, 2021. After the re-opening on March 5, 2021, Malaysia government imposed a new nationwide lockdown on May 12, 2021 until early June 2021 which was subsequently extended to early October 2021. In October 2021, the Order was lifted for people who are fully vaccinated and our store has reopened. In April 2022, Malaysia has reopened the border for foreign visitors. The third-party contract manufacturers that the Company utilizes in China were closed from the end of January 2020 through the beginning of March 2020 and have been open for operation. Certain of the Company’s new products are being sourced from manufacturers in India starting in 2020. The factories in India suspended their operations as a result of the COVID-19 pandemic during March through early May 2020. Currently, the factories in India are open for operations. Shipping of products from Asia has experienced significant delays since the onset of the pandemic and the costs of shipping from Asia have increased since the onset; and we have experienced and may continue to experience shipping disruptions in the future. Finally, the Company expects that the impact of the COVID-19 outbreak on the United States and world economies will continue to have a material adverse impact on the demand for its products. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the future business interruption and the related financial impact cannot be reasonably estimated at this time.

Our History

We are a U.S. holding company that operates through several wholly-owned subsidiaries. We design and market residential and commercial furniture products worldwide. Our subsidiaries include Nova Furniture Limited in the British Virgin Islands (“Nova Furniture”), Nova Furniture Limited in Samoa (“Nova Samoa”), Diamond Bar Outdoors, Inc. (“Diamond Bar”), i Design Blockchain Technology, Inc (“i Design”), Nova Living (M) SDN. BHD. (“Nova Malaysia”) and Nova Living (HK) Group Limited (“Nova HK”). Diamond Bar is a California corporation organized on June 15, 2000, which we acquired pursuant to a stock purchase agreement on August 31, 2011. On April 24, 2013, we acquired all of the outstanding stock of Bright Swallow International Group Limited (“Bright Swallow”).

On September 23, 2016, Nova Furniture, a wholly-owned subsidiary of the Company (the “Seller”), entered into a Share Transfer Agreement (the “Agreement”) with Kuka Design Limited, an unrelated company incorporated in British Virgin Islands (“Kuka Design BVI” or “Buyer”). Pursuant to the terms of the Agreement, the Seller sold all of the outstanding equity interests in Nova Furniture (Dongguan) Co., Ltd. (“Nova Dongguan”), a company incorporated in China and a wholly owned subsidiary of the Seller, to the Buyer for a total of $8,500,000 (the “Transaction”). Upon consummation of the Transaction on October 25, 2016, the Buyer became the sole owner of Nova Dongguan.

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

On January 7, 2020, the Company transferred its entire interest in Bright Swallow to Y-Tone (Worldwide) Limited an unrelated third party, for cash consideration of $2.50 million, pursuant to a formal agreement entered into on January 7, 2020. We received the payment on May 11, 2020. Operations of Bright Swallow were reported as discontinued operations in the accompanying consolidated financial statements for all periods presented.

Nova Furniture Macao Commercial Offshore Limited (“Nova Macao”) was organized under the laws of Macao on May 20, 2006. Nova Macao was a wholly owned subsidiary of Nova Furniture. On October 14, 2020, the Macao Trade and Investment Promotion Institute approved that Nova Macao’s offshore license became invalid under the order of Repeal of Legal Regime of the Offshore Services by Macao Special Administrative Region. Nova Macao was de-registrated and liquidated in January 2021 and its business was taken over by Nova HK.

On November 5, 2020, Nova LifeStyle, Inc. acquired Nova HK from unrelated third party at cost of $1,290 which was incorporated in Hong Kong on November 6, 2019. Nova HK took over Nova Macao’s business. This company has had minimum operations in 2021. In February 2022, Nova HK also entered a de-registration and liquidation process and is in the process of transferring all its assets and business to Nova Malaysia. All of Nova HK’s inventory was transferred to Nova Malaysia on February 15, 2022.

2

Our organizational structure as of December 31, 2021 is set forth in the diagram:

Our Products

We design and market modern residential and commercial furniture in diverse markets worldwide. Our products feature urban and contemporary styles, combining comfort and functionality in matching furniture collections and upscale luxury pieces appealing to lifestyle-conscious middle and upper middle-income consumers. We also sell physiotherapeutic jade mats for use in therapy clinics, hospitality, and real estate projects in Malaysia and other regions in Southeast Asia. Many of our products are segments of multi-component furniture collections in distinctive design styles, attractively priced in the medium and upper-medium ranges. Our product lines feature upholstered, wood and metal-based furniture pieces. We classify our products by room, designation or series, such as living room, dining room, bedroom and home office series, and by category or product types such as sofas, chairs, dining tables, beds, entertainment consoles, cabinets and cupboards. Our largest selling product categories for the year ended December 31, 2021 were sofas, beds and coffee table, which accounted for approximately 46%, 15% and 7% of sales from our continuing operations, respectively. For the year ended December 31, 2020, our largest selling product categories were sofas, beds and coffee tables, which accounted for approximately 52%, 14% and 8% of sales from our continuing operations, respectively. Our products are manufactured primarily from medium-density fiberboard, or MDF board, and particleboard covered with veneers or lacquers and combined with other materials, including steel, glass, marble, leather, jade and fabrics.

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

We generally introduce new collections and launch new design styles at international furniture exhibitions   or trade fairs. However, in 2021, due to Covid-19 pandemic, some international furniture exhibitions or trade fairs were cancelled, and for those were still held, the customers traffic was light. Our products are displayed in our showrooms. We further support our new product launches with product brochures and online marketing campaigns. Our staff collects customer feedback and collaborates with customers worldwide to design store and showroom layouts. In marketing materials, we highlight matching furniture collections by displaying complete and fully accessorized whole-room settings instead of individual furniture pieces. We believe that such in-store presentations provide convenient, one-stop solutions to customers, and thus incentivize clients to purchase an entire room of furniture from us instead of shopping for individual pieces offered by different brands or manufacturers. Our products are mainly designed by our own designers and we also used independent designers in the past for product design. Customer orders are filled by third party manufacturers under our direct quality control. We believe that our products feature superior materials, attractive appearances, superb functionalities and satisfying price points generally desired by today’s middle to upper middle-income consumers worldwide.

International Markets

We have been selling products to the U.S., Canadian, Honduras, Panama, Kazakhstan, New Zealand and Middle Eastern markets under the Diamond Sofa brand and selling our Jade Mats to the Malaysia through Nova Malaysia. We believe that discretionary purchases of furniture by middle to upper middle-income consumers will continue to increase in the furniture markets worldwide. We also believe that furniture products that feature contemporary design styles such as ours will continue to attract significant customer demand.

In 2021, our products were sold in 9 countries worldwide, with North America and Asia our principal international markets. Sales to North America accounted for 95.9% and 95.6% of sales from our continuing operations in 2021 and 2020, respectively. Sales to other regions, primarily in other Asian countries, accounted for 4.1% and 4.4% of our total sales from our continuing operations in 2021 and 2020, respectively. In 2021, via our subsidiary, Nova Malaysia, we marketed and sold high-end physiotherapeutic jade mats for use in therapy clinics, hospitality, and real estate projects in Malaysia. As we continue to broaden our distribution network, increase direct sales and grow in the emerging markets, we believe that we are well positioned to respond to changing market conditions that will allow us to take advantage of any upturns in the global and local economies of the markets that we serve. That said, the ongoing COVID-19 pandemic could materially and adversely affect the economies of each of the countries in which we market our products, which has adversely affected our ability to generate revenues in 2021. In addition, our ability to market our products in 2021 had been adversely impacted by government imposed quarantines and closures, supply chain and shipping disruptions and our current inability to make sales calls and to attend furniture shows.

Our expansion in Malaysia with health line products has also been disrupted due to COVID-19. Our initial plan was to establish showrooms in which consumers can interact with our products. Through research, we found that consumers were becoming more self-aware about their health and were willing to improve their lifestyles. Our showrooms were stocked and ready for local consumers to visit, however, due to government regulations these operations have been suspended until quarantines and travel restrictions are lifted. In October 2021, the Order was lifted for people who are fully vaccinated and our store has reopened since. In April 2022, Malaysia has reopened the border for foreign visitors. We also started the online sales of our jade mats products in Malaysia since 2021.

Our global logistics and delivery capabilities provide our customers with the flexibility to select from our extensive furniture collections to address their respective needs. We design and supply our products under our own brands. We also design and ship products for other major brands as their OEM designer or supplier. We offer a wide selection of stand-alone furniture pieces across a variety of product categories and approximately over 220 products developed exclusively for the international markets. We also sell products under the Diamond Sofa brand to distributors and retailers in North America, South America and Middle East and to end-user U.S. consumers our own online orders or through third-party shopping portals. Reflecting market demand, our research and development team works closely with customers to timely modify our existing product designs. We also offer custom-designed styles for specific market segments. Once the COVID-19 outbreak dissipates, we plan to grow both online and offline sales.

Sales and Marketing

Our sales and marketing strategies target middle and up-middle class, urban consumers, including: (1) direct sales to the U.S. and international customers; (2) internet sales and online marketing campaigns; and (3) participation in exhibitions and trade shows.

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

We used to gain new customers by attending many international furniture trade shows throughout the years. During these events, we introduce new product offerings and launch new design collections. We believe this marketing process helps us to develop and detect the latest-trends in the marketplace, allowing us to better understand the challenges and opportunities facing distributors and buyers with whom we have long–standing customer relationships. We usually present new products at the International Famous Furniture Fair (3F) in Dongguan, China and the China International Furniture Exhibition in Shanghai, China, which were suspended in 2020 and 2021 due to COVID-19. We also exhibit new products under the “Diamond Sofa” brand during the Las Vegas Market (U.S.) and the High Point Market (U.S.) trade shows, which were suspended in 2020 due to COVID-19 but were resumed in 2021. Internationally, we participate in trade fairs in collaboration with our customers. We plan to expand our business in the Middle East by attending several furniture exhibitions in those markets, such as trade show in Dubai. To highlight our latest design collections, we maintain year-round showrooms at the Company’s headquarters in California as well as the High Point Market and Las Vegas Market.

In 2021, via our new subsidiary Nova Malaysia, we have marketed and sold high-end physiotherapeutic jade mats to individuals and business companies in Malaysia.

Suppliers and Manufacturers

We source finished goods from third-party manufacturers to fulfill orders placed by customers through Nova HK and Diamond Bar for the U.S. and international markets. Our three principal suppliers of finished goods in 2021 accounted for approximately 60% of our total purchases for our continuing operations in 2021. By maintaining relationships with multiple suppliers, generally we benefit from a more stable supply chain and better pricing. Under ordinary circumstances, if a change of suppliers is necessary, we believe that we can quickly fulfill our requirements from other suppliers without interruptions in order fulfillment. We monitor our suppliers’ ability to meet our product needs and we participate in quality assurance activities to reinforce our high-quality standards. Our third-party manufacturing contracts are generally of annual or shorter durations. We issue production orders to manufacturers based on individual purchase orders. Our manufacturing relationships are non-exclusive, and we are permitted to procure products from other sources at our discretion. None of our manufacturing contracts include production volume or purchase commitments on the part of either party. Our third-party manufacturers are responsible for sourcing raw materials, agreeing to produce parts and finished products to our specifications. We hold our suppliers to high quality standards and delivery deadlines. Our quality control procedures may extend to stringent requirements for raw material suppliers.

The third party contract manufacturers that we utilize in China were closed from the beginning of the Lunar New Year Holiday at the end of January 2020 through the beginning of March 2020 due to the COVID-19 outbreak, and recommenced production and shipment in early March 2020. Starting in 2020, certain of the Company’s new products are being sourced from manufacturers in India. The factories in India suspended their operations as a result of the COVID-19 pandemic during March through early May 2020. Currently, the factories in China and India are in their normal operations. Shipping of products from Asia has experienced significant delays since the onset of the pandemic and the costs of shipping from Asia have increased due to the pandemic, supply chain disruption and port congestion; and we may continue to experience shipping disruptions in the future. The Company expects that as the COVID-19 pandemic continues, there will be significant disruptions in the production and shipment of product from those manufacturers, and it is possible that our overseas’ based manufacturers may experience future suspensions of operations as a result of the resurgence or new variants of COVID-19. The situation remains highly uncertain. It is therefore difficult for the Company to estimate the negative impact on our ability to deliver products during the remainder of 2022.

Customers

Our target end customer is the middle and upper middle-income consumer of residential and commercial furniture. In the U.S. and international markets, our sales principally are to furniture distributors and retailers who in turn offer our products under their own brands or under our Diamond Sofa brand. No customer accounted for greater than 10% of our total sales from our continuing operations in 2021 and 2020. Once the COVID-19 pandemic dissipates we plan to increase direct sales to retailers and chain stores worldwide as we continue to diversify our customer base from global furniture distributors.

We are focusing on establishing and growing long-term relationships with our customers. We believe that the majority of our customers view us as a strategic long-term supplier and value the quality of our products, our timely delivery and design capabilities. We generally negotiate renewable supplier agreements with firm pricing on our products, typically for a term of one year, as is customary in the furniture industry, with individual orders made on standard purchase orders. In 2021, we sold products into approximately 9 countries worldwide, with North America and Asia as our principal international markets, while we expanded our sales in other regions. Sales to North America accounted for 95.9% and 95.6% of sales from our continuing operations in 2021 and 2020, respectively. The change was attributed principally to our changing sales and marketing strategy to seek sales of products with higher margins. Sales to other regions, primarily in other Asia countries, accounted for 4.1% and 4.4% of our total sales from our continuing operations in 2021 and 2020, respectively. We expect that a majority of our revenues will continue to come from our sales to the U.S. and international markets. Diamond Bar accounted for 98.0% and 95.9% of total sales from our continuing operations in 2021 and 2020, respectively, Nova Macao’s revenues accounted for 0% and 4.1% of total sales from our continuing operations in 2021 and 2020, respectively, and Nova HK revenues accounted for 2.0% of total sales from our continuing operations in 2021. All of Nova HK’s revenue was generated from the sale by Nova Malaysia of the Jade Matts supplied by Nova HK. Effective February 15, 2022, all of such Jade Matts inventory are owned by Nova Malaysia. In addition, we anticipate increasing internet sales under the Diamond Sofa brand through third-party shopping portals and through Nova Malaysia’s website. We believe that as we expand our broad network of distributors and increase direct sales, we will be better positioned to capitalize on emerging market trends.

We typically experience stronger fourth calendar quarters as our product sales are subject to the seasonality and fluctuations typical of the furniture industry. However, due to the shipping backlog, our fourth quarter’s sales were worse than the first two quarters in 2021. This industry-based seasonality is generally caused by shipping lead-times to international markets combined with the real estate market slowdown and decrease in furniture consumption commonly experienced during the summer months in the Northern Hemisphere markets in which the majority of our customers are located and our products sell at retail. In addition, we believe that consumer demand for furniture generally reflects sensitivity to overall economic conditions, including, but not limited to, unemployment rates, housing market conditions and consumer confidence. In view of the expected adverse impact of the COVID-19 pandemic on the respective economies of those countries in which we sell our products, and the COVID-19 pandemic-related impact on our supply chains and shipping providers, seasonality and period to period fluctuations in product sales are impossible to predict in 2022.

Competition

The furniture industry is large and highly competitive. The industry consists of many manufacturers, distributors and retailers, none of which dominates the fragmented and diverse market. Our products principally compete in the U.S., Canada, Honduras, Panama, Kazakhstan, New Zealand, Malaysia and Middle Eastern markets. The primary competitive factors in these markets for our products and target consumers are price, quality, style, marketing, functionality and availability.

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

Intellectual Property

We rely on the trademark protection laws in the U.S. to protect our intellectual property and maintain our competitive position in the marketplace. The Company and our subsidiaries currently hold two trademarks registered in the U.S. related to the “Diamond Sofa” brand. In addition, we have registered and maintained numerous internet domain names related to our business, including “novalifestyle.com”, “novaliving.com.my” and “diamondsofa.com.”

Research and Development

We believe that new product designs are important to our continued success. We actively seek to protect our product designs and brand names under the trademark protection laws in the U.S., but the copying of a product’s appearance is a common and ongoing issue in the furniture industry as manufacturers seek to capitalize on popular designs and features by copying those of their competitors and making subtle changes to avoid infringement claims. To remain competitive, we believe that we must constantly innovate to stay ahead of competitors. We have developed a design process that enables us to better manage the short product life cycles for furniture designs by anticipating and responding quickly to changing consumer preferences. Ordinarily, we strive to attend furniture exhibitions worldwide, conduct market research and solicit customer feedback to help us identify new trends and customer needs in our target markets. We then incorporate customer feedback into new product designs. We normally introduce new product collections annually for the U.S. and international markets. We anticipate introducing new products under the “Diamond Sofa” brand on a quarterly basis for the U.S. market. At least annually, we assess the marketing results for new designs in order to decide whether to continue with a particular line.

We use in-house designers and computer-aided modeling systems to generate design and related development work. We have used independent designers in the past for product design, from which we built prototype furniture pieces for refinement and testing. In 2021 and 2020, we invested $110,287 and $33,746, respectively, on research and development expense. We may increase future investments in R&D based on our growth needs.

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

Employees

As of December 31, 2021, we had 29 full time employees worldwide. Our U.S. corporate office and operations employed 25 full-time employees, our location in Malaysia and Hong Kong employed 3 and 1 a total of 4 full-time employees, respectively. We believe that relations with our employees are satisfactory. We have no collective bargaining agreements with our employees.

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

In response to the evolving dynamics related to the COVID-19 outbreak, the Company has been following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and retail partners. The Company’s two showrooms and warehouse in Malaysia was closed from March, 2020 to May, 2020. The Los Angeles facility has been closed since March 16, 2020 and reopened in full operation on June 1, 2020. On May 12, 2020, the Company’s Kuala Lumpur office and warehouse reopened for business. However, on August 28, 2020, Malaysia government extended the shutdown order to all business until March 5, 2021. After the re-opening on March 5, 2021, Malaysia government imposed a new nationwide lockdown on May 12, 2021 until early June 2021 which was subsequently extended to early October 2021. In October 2021, the Order was lifted for people who are fully vaccinated and our store is reopened now. In April 2022, Malaysia has reopened the border for foreign visitors. The third-party contract manufacturers that the Company utilizes in China were closed from the end of January 2020 through the beginning of March 2020 and have been open for operation. Certain of the Company’s new products are being sourced from manufacturers in India starting in 2020. The factories in India suspended their operations as a result of the COVID-19 pandemic during March through early May 2020. Currently, the factories in China and India are open for operations. Shipping of products from Asia has experienced significant delays since the onset of the pandemic and the costs of shipping from Asia have increased since the onset; and we have experienced and may continue to experience shipping disruptions in the future. Any further impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by governmental authorities and other entities to contain COVID-19 or treat its impact, almost all of which are beyond our control. Potential impacts include, but are not limited to, the following:

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

The situation remains highly uncertain for any further outbreak or new variants of the COVID-19 and the timing and effectiveness of any vaccines. It is therefore difficult for the Company to estimate the impact on our business or operating results that might be adversely affected by any further outbreak or new variants of COVID-19. Potential impact to our results of operations will also depend on future developments and new information that may emerge regarding COVID-19 and the actions taken by governmental authorities and other entities to contain COVID-19 and/or mitigate its impact, almost all of which are beyond our control.

Changes in economic conditions in the industries and markets served by our customers could adversely affect demand for our products.

The furniture industry is subject to cyclical variations in the global economy and to uncertainty regarding future economic prospects. Our business is affected by the number of orders we are able to secure from our customers, which is determined by the level of our customers’ business activity. Our customers’ level of business activity is in turn determined by the level of consumer spending in the markets our customers serve. Economic downturns could affect discretionary consumer spending habits by decreasing the overall demand for residential and commercial furniture. Any significant or prolonged decline of the economy in U.S., Malaysia, China or other international markets in which our products are sold will affect disposable income and spending by consumers in these markets, and may lead to a decrease in demand for consumer products. To the extent that such decrease in demand for consumer products translates into a decline in the demand for residential and commercial furniture, our sales and financial performance could be adversely affected. Any economic downturn also could negatively impact our primary customers, furniture wholesalers, distributors and retailers, possibly resulting in a decrease in our sales or earnings. Changes in interest rates, consumer confidence, new housing starts, existing home sales, the availability of consumer credit and geopolitical factors could have particularly significant effects on our consolidated financial condition, results of operations and cash flows. Any decline in economic activity and conditions in the industries and markets served by our customers and in which we operate may reduce demand for our products and could adversely affect our financial condition and results of operations. The COVID-19 pandemic has materially adversely impacted the global economy which in turn adversely affected the demand for our products.

We historically have derived a substantial part of our sales from a limited number of customers. If we lose any of these customers, or any of these customers reduce the amount of business they do with us, our sales may be adversely affected.

Historically, a substantial part of our sales was attributed to a limited number of customers. We had no sales to a customer greater than 10% of our total sales in 2021 and 2020. If the demand for our products decreases in one or more of the markets supplied by our largest customers, or if there are any material social or regulatory changes in these markets, our sales could decline and we could lose market share, any of which could materially harm our business. We do not foresee relying on these same customers for sales generation as we expand our business to increase our internet sales and direct sales to the U.S. and other international markets. We cannot assure you, however, that we will be able to successfully implement these plans.

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

If we are unable to manage our growth, we may not be profitable.

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

A substantial portion of our inventory has moved slowly in terms of utilization due to the stay home and store closure orders, delay of shipments and suspension of transportations caused by COVID-19, which has caused and might continue to cause negative impacts on our cash flow, liquidity and financial results.

Due to the COVID-19 pandemic, our showrooms and stores were closed and freight transportation of products from our international suppliers has been delayed or suspended, and a substantial portion of our inventory has moved slowly in terms of utilization. As of December 31, 2021, the Company has written-down $39.97 million of slow-moving inventory, mostly Jade Mats in Malaysia due to the extension of Movement Control Order by Malaysia government which prohibits the businesses from opening to public to control the spread of COVID-19. While our showroom and stores in Malaysia reopened since October 2021, though we cannot offer any assurances they will not be closed again if there is any further outbreak or resurgence of COVID-19 and further closure order from local government. If we have to write down more inventory, our cash flow, liquidity and financial results will be materially adversely affected.

We may experience material disruptions to our ability to acquire sufficient inventory from third-party suppliers that could result in material delays, quality control issues, increased costs and loss of business opportunities, which may negatively impact our sales and financial results.

We rely upon our third-party suppliers to produce our products and maintain sufficient inventory to meet customer demand. A material disruption at our suppliers’ manufacturing facilities could prevent us from meeting customer demand, reduce our sales and negatively impact our financial results. We may also experience quality control issues as we seek out new suppliers or are forced to contract with new suppliers to meet customer demand. Any such material disruption may prevent us from shipping our products on a timely basis, reduce our sales and market share and negatively impact our financial results. Our third-party supplier contracts are generally of annual or shorter duration, or manufactured products are sourced on the basis of individual purchase orders. There is no assurance that we will be able to maintain our current relationships with these parties or, if necessary, establish future arrangements with other third-party suppliers on commercially reasonable terms. Further, while we maintain an active quality control program, we cannot assure that their manufacturing and quality control processes will be maintained at a level sufficient to meet our inventory needs or prevent the inadvertent sale of substandard products. While we believe that products manufactured by our current third-party suppliers could generally be procured from alternative sources, temporary or permanent loss of services from a significant manufacturer could cause disruption in our supply chain and operations.

Our dependence on foreign suppliers and our increased global operations subject us to a variety of risks and uncertainties that could impact our operations and financial results.

In 2021, the majority of our products were purchased from foreign suppliers and manufacturers, predominantly in Asia. Our dependence on foreign suppliers means that we may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any upward valuation in the Chinese yuan or any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign suppliers. This, in turn, might cause such foreign vendors to demand higher prices for products in their effort to offset any lost profits associated with any currency devaluation, delay product shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs.

We, and our foreign suppliers, are also subject to other risks and uncertainties associated with changing economic and political conditions worldwide. These risks and uncertainties include import duties and quotas, compliance with anti-dumping regulations, port congestion, supply chain disruption, work stoppages, economic uncertainties and adverse economic conditions (including inflation and recession), government regulations, employment and labor matters, wars and fears of war, political unrest, natural disasters, public health issues, regulations to address climate change and other trade restrictions. We cannot predict whether any of the countries from which our raw materials or products are sourced, or in which our products are currently manufactured or may be manufactured in the future, will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from foreign suppliers, including labor disputes resulting in work disruption, the imposition of additional import restrictions, restrictions on the transfer of funds and/or increased tariffs or quotas, or both, could increase the cost, reduce the supply of merchandise available to us, or result in excess inventory if merchandise is received after the planned or appropriate selling season, all of which could adversely affect our business, financial condition and operating results.

A delay in getting non-U.S.-sourced products through port operations and customs in a timely manner could result in reduced sales, canceled sales orders and unanticipated inventory accumulation.

Our business depends on our ability to source and distribute products in a timely manner. As a result, we rely on the free flow of goods through open and operational ports worldwide. Supply chain disruption and port congestions caused by COVID-19 have caused delay of shipment and delivery of our products. Any disruptions at ports create significant risks for our business, particularly if work slowdowns, quarantines, lockdowns, strikes or other disruptions occur during our peak importing seasons. Any of these factors could result in reduced sales, canceled sales orders and unanticipated inventory accumulation and have a material adverse effect on our operating results, financial position and cash flows.

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

In October 2018, the Macao Legislative Assembly has approved a bill revoking the current offshore law, to abolish the relevant legislation on the Macao offshore business regime. Starting on January 1, 2021, the exemptions of stamp duty, professional tax (for individuals) and complementary tax (for corporations) will no longer be available to these offshore institutions. On October 14, 2020, the Macao Trade and Investment Promotion Institute approved that Nova Macao’s offshore license became invalid under the order of Repeal of Legal Regime of the Offshore Services by Macao Special Administrative Region. Nova Macao was de-registered and liquidated in January 2021 and its business was taken over by Nova HK. In February 2022, Nova HK also entered into a de-registration and liquidation process and is in the process of transferring all its assets and business to Nova Malaysia. All of Nova HK’s inventory was transferred to Nova Malaysia on February 15, 2022.

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

From time to time, we may be a defendant in lawsuits and regulatory actions relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse effect on our business, financial condition and results of operations. In addition, any significant litigation, regardless of its merits, could divert management’s attention from our operations and may result in substantial legal costs. The Company has been named in a putative securities class action case and two derivatives cases described in Item 3 below. While the Company believes it has adequate defenses, the defense of those cases could become costly and could significantly divert management attention from its business.

We may not be able to protect our product designs and other proprietary rights adequately, which could adversely affect our competitive position and reduce the value of our products and brands, and litigation to protect our intellectual property rights may be costly.

We attempt to strengthen and differentiate our product portfolio by developing new and innovative brands and product designs and functionality. As a result, our trademarks and other intellectual property rights are important assets to our business. Our success will depend in part on our ability to obtain and protect our products, methods, processes and other technologies, to preserve our trade secrets, and to operate without infringing on the proprietary rights of third parties in China, the U.S. and other international markets. Despite our efforts, any of the following may reduce the value of our owned and used intellectual property:

●	Issued and trademarks that we own or have the right to use may not provide us with any competitive advantages;
●	Our efforts to protect our proprietary rights may not be effective in preventing misappropriation of our intellectual property or that of those from whom we license our rights to use;
●	Our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we use or develop; or
●	Another party may obtain a blocking patent and we or our licensors would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.

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

We are required to establish and maintain internal controls over financial reporting and disclosure controls and procedures and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2021. See “Item 9A. Controls and Procedures.” However, our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls and procedures will prevent all possible errors. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, measures of control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

We are a holding company that depends on cash flow from our wholly owned subsidiaries to meet our obligations, and any inability of our subsidiaries to pay us dividends or make other payments to us when needed could disrupt or have a negative impact on our business.

We are a holding company with no material assets other than the stock of our wholly owned subsidiaries, Diamond Bar, Nova Furniture, Nova Samoa and their subsidiaries. We rely on dividends paid by our subsidiaries for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. If our subsidiaries are unable to pay us dividends and make other payments to us when needed because of regulatory restrictions or otherwise, we may be materially and adversely limited in our ability to make investments or acquisitions that could be beneficial to our business, pay dividends or otherwise fund and conduct our business.

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

The audit report included in our Annual Report on Form 10-K filed with the SEC is prepared by auditors who are not inspected fully by the Public Company Accounting Oversight Board (the “PCAOB”), and as such, investors are deprived of the benefits of such inspection.

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

The Holding Foreign Companies Accountable Act, or the HFCA Act, was enacted on December 18, 2020. In accordance with the HFCA Act, trading in securities of any registrant on a national securities exchange or in the over-the-counter trading market in the United States may be prohibited if the PCAOB determines that it cannot inspect or fully investigate the registrant’s auditor for three consecutive years beginning in 2021, and, as a result, an exchange may determine to delist the securities of such registrant. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCA Act”), which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period before our securities may be prohibited from trading or delisted if our auditor is unable to meet the PCAOB inspection requirement.

On December 2, 2021, SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate (the “Commission-Identified Issuers”). A Commission-Identified Issuer will be required to comply with the submission and disclosure requirements in the annual report for each year in which it was identified. If a registrant is identified as a Commission-Identified Issuer based on its annual report for the fiscal year ended December 31, 2021, the registrant will be required to comply with the submission or disclosure requirements in its annual report filing covering the fiscal year ended December 31, 2022.

On December 16, 2021, the PCAOB issued its determinations (the “Determination”) that they are unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong. The Determination includes lists of public accounting firms headquartered in mainland China and Hong Kong that the PCAOB is unable to inspect or investigate completely. Our auditor, Centurion ZD CPA & Co. is headquartered in Hong Kong and is included in the PCAOB Determinations.

On February 4, 2022, the U.S. House of Representatives passed the America Creating Opportunities for Manufacturing Pre-Eminence in Technology and Economic Strength (COMPETES) Act of 2022 (the “America COMPETES Act”). If the America COMPETES Act is enacted into law, it would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

As a result, we will be required to comply with the submission or disclosure requirements in our annual report filing covering the fiscal year ended December 31, 2022 and our securities may be prohibited from trading on Nasdaq or another U.S. stock exchange if our auditor is not inspected by the PCAOB for three consecutive years as specified in the HFCA Act, or two-year if AHFCA Act or America COMPETES Act is enacted into law, and this ultimately could result in our shares of common stock being delisted from Nasdaq. The market price of our shares could be materially adversely affected as a result of anticipated negative impacts of these actions upon, as well as negative investor sentiment towards, companies whose auditors are not inspected fully by the PCAOB, regardless of our actual operating performance.

As our international business has expanded, we have sourced more products manufactured outside of China. We are evaluating, designing, and implementing additional processes and control changes to meet the requirements of the HFCA Act, which we believe will enable us to engage an independent registered public accounting firm that satisfies the PCAOB inspection requirements for the audit of our consolidated financial statements, subject to compliance with SEC and other requirements. However, these efforts may not be sufficient, or may take time for us to implement and ultimately may not be successful. We may also be subject to enforcement under the HFCA Act, the rules implementing the HFCA Act that are adopted by the SEC, and any other similar legislation that may be enacted into law or executive orders that may be adopted in the future. If we failed to comply with those rules, our shares of common stock will be delisted. If our shares of common stock are unable to be listed on another securities exchange, such a delisting would substantially impair our shareholders ability to sell or purchase their shares when they wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of our shares of common stock. Further, new laws and regulations or changes in laws and regulations in both the United States, China and Hong Kong could affect our ability to list our shares on Nasdaq, which could materially impair the market for and market price for our shares.

If relations between the U.S. and China worsen, our business could be adversely affected as we have to find new suppliers and manufacturers out of China.

Political tensions between the United States and China have escalated due to, among other things, trade disputes, the COVID-19 outbreak, sanctions imposed by the U.S. Department of Treasury on certain officials of the Hong Kong Special Administrative Region and the central government of the PRC and the executive orders issued by then U.S. President in August 2020 that prohibit certain transactions with certain Chinese companies and their applications. Rising political tensions could reduce levels of trades, investments, technological exchanges and other economic activities between the two major economies, which would have a material adverse effect on global economic conditions and the stability of global financial markets. Any of these factors could have a material adverse effect on our business, prospects, financial condition and results of operations. Controversies may arise in the future between these two countries. These controversies also could make it more difficult for us to provide our products to our customers in the U.S. and China. The international trade policies of China and the U.S. could adversely affect our business, and the imposition of trade sanctions relating to imports, taxes, import duties and other charges on imports from China, including those applied specifically to furniture products, or the imposition of taxes, import duties or other charges on exports to the U.S. could increase our costs and decrease our earnings. Due to an increase in tariffs imposed by the U.S., some customers are seeking alternative resources instead of China, which has negatively affected the purchase orders and our sales as we mainly resource our products from China. In order to avoid these new tariffs, the market has shifted towards an uncertain era. The Company started to source certain of its new products from manufacturers in India in 2020. Sales during this stage may also be impacted by this shift in behavior. The U.S. government currently has increased tariffs from 10% to 25%. During this time period our company will continue to seek alternatives and new resources to increase the revenue. If and to the extent we are not able to mitigate the effects of such trade or tariff policies, our operations may be adversely affected.

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

Risks Related to Our Securities

Our shares may be delisted under the HFCA Act as the PCAOB is unable to inspect our auditor with presence in Hong Kong, and the delisting of our shares, or the threat of their being delisted, may materially and adversely affect the value of your investment.

The Holding Foreign Companies Accountable Act was enacted on December 18, 2020. The HFCA Act states if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit our shares from being traded on a national securities exchange or in the over the counter trading market in the United States. Our financial statements contained in the annual report on Form 10-K for the year ended December 31, 2021 have been audited by Centurion ZD CPA & Co., an independent registered public accounting firm that is headquartered in Hong Kong. Centurion ZD CPA & Co., is a firm registered with the PCAOB, and is required by the laws of the U.S. to undergo regular inspections by the PCAOB to assess its compliance with the laws of the U.S. and professional standards. However, because our auditor is based in Hong Kong, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval, our auditor and its audit work are not currently able to be inspected independently and fully by the PCAOB.

On December 16, 2021, the PCAOB issued its determinations (the “Determination”) that they are unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong. The Determination includes lists of public accounting firms headquartered in mainland China and Hong Kong that the PCAOB is unable to inspect or investigate completely. Our auditor Centurion ZD CPA & Co. is subject to the Determination list.

On December 2, 2021, the SEC adopted final amendments implementing the disclosure and submission requirements of the HFCA Act. In addition, the adopting release establishes the SEC’s procedures for (i) determining whether an issuer is a “Commission-Identified Issuer” under the HFCA Act and (ii) prohibiting the trading of a Commission-Identified Issuer’s securities. A “Commission-Identified Issuer” is an issuer identified by the SEC as having filed an annual report containing an audit report issued by a registered public accounting firm that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction (PCAOB-Identified Firm). The SEC will identify such issuers promptly after the filing of their annual report by evaluating (via Inline XBRL tagging or other structured data) whether the issuer’s annual report contains an audit report signed by a PCAOB-Identified Firm. The SEC will then “provisionally identify” the issuer as a Commission-Identified Issuer on the SEC’s website at www.sec.gov/HFCAA. Provisionally identified issuers will have 15 business days to email the SEC to dispute the identification, after which the determination becomes conclusive. The earliest that the SEC could identify a Commission-Identified Issuer would be after companies file their annual reports for 2021 (i.e., spring 2022 for calendar-year issuers). The SEC will impose an initial trading prohibition on an issuer as soon as practicable after the issuer is conclusively identified as a Commission-Identified Issuer for three consecutive years. The prohibition will apply to trading on a national securities exchange and in the over-the-counter market. The earliest any trading prohibitions would apply to any issuer would be in 2024, once an issuer has been a Commission-Identified Issuer for three consecutive years (2022, 2023 and 2024).

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period before our securities may be prohibited from trading or delisted if our auditor is unable to meet the PCAOB inspection requirement.

On February 4, 2022, the U.S. House of Representatives passed the America Creating Opportunities for Manufacturing Pre-Eminence in Technology and Economic Strength (COMPETES) Act of 2022 (the “America COMPETES Act”). If the America COMPETES Act is enacted into law, it would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

Because our auditor Centurion ZD CPA & Co. is on the Determination list that PCAOB is unable to inspect or investigate completely our auditor, it could cause the trading in our securities to be prohibited under the Holding Foreign Companies Accountable Act, and as a result Nasdaq may delist our securities. If our securities are unable to be listed on another securities exchange, such a delisting would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of our ordinary shares. Further, new laws and regulations or changes in laws and regulations could affect our ability to list our securities on Nasdaq, which could materially impair the market for and market price for our securities

The market price for our common stock may be volatile, which could make it more difficult or impossible for an investor to sell our common stock for a positive return on their investment.

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

Our common stock is currently listed on the Nasdaq Capital Market. The NASDAQ Stock Market LLC has requirements that a company must meet in order to remain listed on NASDAQ. In particular, NASDAQ rules require us to maintain a minimum bid price of $1.00 per share of our common stock. The Company was notified on January 18, 2019 that pursuant to NASDAQ Listing Rule 5810(c)(3)(A), it was afforded 180 calendar days to regain compliance with the minimum bid price requirement and was also provided an additional 180 days grace period. On December 18, 2019, we filed a Certificate of Change with the Secretary of State of Nevada with an effective date of December 20, 2019 to effect a 1-for-5 reverse stock split of the Company’s common stock to meet the $1.00 per share minimum closing bid price requirement. On January 9, 2020, we received a written notification from the NASDAQ Stock Market Listing Qualifications Staff indicating that the Company has regained compliance with the $1.00 minimum closing bid price requirement for continued listing on the NASDAQ Capital Market. In addition, we may be unable to meet other applicable NASDAQ listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be materially adversely affected and the market price of our common stock could decrease.

Future sales of shares of our common stock by our shareholders could cause our stock price to decline.

Future sales of shares of our common stock could adversely affect the prevailing market price of our stock. As of March 16, 2022, Steven Qiang Liu, our largest shareholder and vice president of the Company, owned approximately 29% of our outstanding shares of common stock. If Mr. Liu sells a large number of shares, or if we issue a large number of shares, the market price of our stock could decline. Moreover, the perception in the public market that significant shareholders might sell shares of our stock could depress the market for our shares. If such shareholders sell substantial amounts of our common stock in the public market, such sales could create a circumstance commonly referred to as an “overhang,” in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price we deem reasonable or appropriate.

We may issue additional shares of our common stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our shareholders.

Our Articles of Incorporation, as amended, authorize the issuance of up to 15,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2021, there were 8,163,258 authorized and unissued shares of our common stock available for future issuance, based on 6,836,742 shares of our common stock outstanding. Although we have no commitments as of the date of this report to issue our securities, we may issue a substantial number of additional shares of our common stock or debt securities to complete a business combination or to raise capital. On October 8, 2020, we renewed a shelf registration statement on Form S-3 under which we may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000. The shelf registration statement was declared effective as of October 15, 2020. On July 23, 2021, the Company entered into a Securities Purchase Agreement with certain institutional investors for the sale by the Company of 1,114,508 shares of the Company’s common stock (the “Common Stock”), at a purchase price of $2.80 per share. Concurrently with the sale of the Common Shares, the Company also sold warrants to purchase 1,114,508 shares of Common Stock. The Common Shares were offered and sold by the Company pursuant to the shelf registration statement on Form S-3 and the Warrants and the shares issuable upon exercise of the Warrants were sold without registration under the Securities Act of 1933 in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act. The gross proceeds of the offering were $3,120,622 before deducting placement agent’s commissions and other offering costs, and the net proceeds of the offering were approximately $2,760,000. The offering closed on July 27, 2021.

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

As of March 16, 2022, Steven Qiang Liu, our largest shareholder, owned approximately 29% of our outstanding shares of common stock. Mr. Liu may exert significant influence over us, giving him the ability, among other things, to exercise significant control over the election of all or a majority of the Board of Directors and to approve significant corporate transactions that require the shareholders’ approval. Such share ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Without the consent of Mr. Liu, we could be prevented from entering into potentially beneficial transactions if such transactions conflict with our principal shareholder’s interests. As an officer of the Company, Mr. Liu owes a fiduciary duty to our shareholders and must act in good faith in a manner he reasonably believes to be in the best interests of our shareholders. As a shareholder, Mr. Liu is entitled to vote his shares in his own interests, which may not always be in the interests of our shareholders.

Provisions in the Nevada Revised Statutes and our Amended and Restated Bylaws could make it very difficult for an investor to bring any legal actions against our directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

Members of our Board of Directors and our officers will have no liability for breaches of their fiduciary duty of care as a director or officer, except in limited circumstances, pursuant to provisions in the Nevada Revised Statutes and our Amended and Restated Bylaws as authorized by the Nevada Revised Statutes. Specifically, Section 78.138 of the Nevada Revised Statutes provides that a director or officer is not individually liable to the company or its shareholders or creditors for any damages as a result of any act or failure to act in his or her capacity as a director or officer unless it is proven that (1) the director’s or officer’s act or failure to act constituted a breach of his or her fiduciary duties as a director or officer and (2) his or her breach of those duties involved intentional misconduct, fraud or a knowing violation of law. This provision is intended to afford directors and officers protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of the duty of care by a director or officer. Accordingly, you may be unable to prevail in a legal action against our directors or officers even if they have breached their duty of care. In addition, our Amended and Restated Bylaws allow us to indemnify our directors and officers from and against any and all costs, charges and expenses resulting from their acting in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood, we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay. Accordingly, our indemnification obligations could divert needed financial resources and may adversely affect our business, financial condition, results of operations and cash flows, and adversely affect prevailing market prices for our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive offices and those of Diamond Bar are in leased office space with showroom, distribution and warehouse space in Commerce, California. Diamond Bar also maintains showrooms in leased space at Las Vegas Market in Nevada and High Point Market in North Carolina. Nova Macao leased office space in Macao even it entered the de-registration procedure. We terminated the Nova Macao’s lease in 2021. Nova HK did not have a lease and shared an office with an unrelated third party. Nova Malaysia is in leased office space with showroom, service center and warehouse space in Kuala Lumpur, Malaysia.

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

On March 8, 2022, the parties to the Barney Action filed a Stipulation of Settlement (“Settlement”) with the Court. Under the terms of the Settlement, and without admitting to any wrongdoing, fault, or liability, the Company agreed to a payment of $750,000 to completely resolve the Barney Action. The $750,000 will be funded by the remainder of any retention under applicable directors and officer liability insurance with the remainder paid by the directors and officer liability insurer. The settlement provides for the class members’ complete release of all claims against the Company and the named defendants with respect to any of the matters alleged in the litigation. The Settlement is subject to various conditions, including preliminary approval by the Court, notice to all class members, an opt-out period, and a final hearing and approval by the Court.

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

On March 3, 2020, defendants filed in each of the derivative actions motions to stay those proceedings until the final disposition of the Barney action is resolved or alternatively to dismiss on the grounds that plaintiffs’ failure to make demand upon the Board was not excused and the Complaints otherwise fail to state a claim upon which relief can be granted. By Order entered April 7, 2020, the Court granted defendants’ Motion to Stay and stayed the Jie Action until the Barney Action is resolved. The Court subsequently entered a similar Order in the Samuels Action. It also took a motion the derivative plaintiffs filed to consolidate the proceedings and appoint lead counsel off calendar.

With the settlement of the Barney action, the derivative actions will be activated. The parties disagree as to when that will occur. Defendants have asserted that the Action must remained stayed until the final disposition of the Barney Action, meaning, the Court’s final approval of the Settlement. Plaintiff’s position is that the Court should lift the stay because the class action plaintiffs agreed to settle the case. The Court has yet to address this issue.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since January 17, 2014, our common stock has been quoted on The NASDAQ Stock Market under the symbol “NVFY.” On April 6, 2022, the closing price for our common stock as reported on the NASDAQ Stock Market was $1.60 per share.

Holders of Record

On April 6, 2022, there were approximately 47 holders of record based on information provided by our transfer agent. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

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

Nova LifeStyle’s brand family currently includes Nova LifeStyle, Diamond Sofa (www.diamondsofa.com) and Nova Living.

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

On January 7, 2020, we transferred our entire interest in Bright Swallow to Y-Tone (Worldwide) Limited an unrelated third party, for cash consideration of $2,500,000. We received the payment on May 11, 2020.

On October 14, 2020, Nova Macao’s offshore license was invalidated by the Macao Trade and Investment Promotion Institute under the order of Repeal of Legal Regime of the Offshore Services by Macao Special Administrative Region. Nova Macao was de-registration and liquidation in January 2021 and its business was taken over by Nova HK. Nova Macao completed the de-registration and liquidation process in January 2021.

On November 5, 2020, Nova LifeStyle, Inc. acquired Nova Living (HK) Group Limited (“Nova HK”) which was incorporated in Hong Kong on November 6, 2019. This company has had minimal operations in 2021. In February 2022, Nova HK also entered a de-registration process and is in the process of transferring all its assets and business to Nova Malaysia.

Our experience developing and marketing products for international markets has enabled us to develop the scale, logistics, marketing, manufacturing efficiencies and design expertise that serve as the foundation for us to expand aggressively into the highly attractive U.S., Canada, Honduras, Panama, Kazakhstan, Asian and Middle Eastern markets.

Due to the recent imposition of significant trade tariffs on importation from China to the United States and the adverse effect such policies have on our operations, we are actively pursuing alternative product lines with positive growth potential. One such area pertains to the health-oriented furniture segment which continues to experience popularity, particularly in Asia. Since the second quarter of 2019, we have developed a line of high-end physiotherapeutic jade mats with China-based manufacturing partners for use in therapy clinics, hospitality, and real estate projects in Asia. We launched our first flagship showroom/retail store in Kuala Lumpur, Malaysia in late 2019, which, after a COVID-19 related closing, was reopened in May 2020. On August 28, 2020, after few months reopening, Malaysia government extended Movement Control Order to prohibit the businesses to open to public until March 5, 2021 to contain the spread of COVID-19. After the re-opening on March 5, 2021, Malaysia imposed a new nationwide lockdown on May 12, 2021 until early June 2021 which was subsequently extended to early October 2021. In October 2021, the Order was lifted for people who are fully vaccinated and our store is reopened now. In April 2022, Malaysia has reopened the border for foreign visitors. We expect that our flagship showroom/retail store will serve as one of our primary distribution channels in Malaysia. Marketing of jade mats will focus on their premium therapeutic qualities and target health conscious general consumers and professionals. We have limited experience with operations in Southeast Asia and considerable management attention and resources may be required to manage these new markets and product lines. We may be subject to additional risks including credit risk, currency exchange rate fluctuations, foreign exchange controls, import and export requirements, potentially adverse tax consequences and higher costs associated with doing business internationally.

Beginning in early 2020, a strain of novel coronavirus (“COVID-19”) has spread globally including the U.S. and Malaysia. In March 2020, the World Health Organization declared the COVID-19 a pandemic. In response to the evolving dynamics related to the COVID-19 outbreak, the Company has been following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and retail partners. The Company’s two showrooms and warehouse in Malaysia was closed from March, 2020 to May, 2020. The Los Angeles facility closed on March 16, 2020 and reopened in full operation on June 1, 2020. On May 12, 2020, the Company’s Kuala Lumpur office and warehouse reopened for business. On August 28, 2020, the Malaysia government extended the shutdown order to all business until March 5, 2021 After the re-opening on March 5, 2021, Malaysia government imposed a new nationwide lockdown on May 12, 2021 until early June 2021 which was subsequently extended to early October 2021. In October 2021, the Order was lifted for people who are fully vaccinated and our store is reopened now. In April 2022, Malaysia has reopened the border for foreign visitors. The third-party contract manufacturers that the Company utilizes in China were closed from the beginning of the Lunar New Year Holiday at the end of January 2020 through the beginning of March 2020. Certain of the Company’s new products are being sourced from manufacturers in India starting in 2020. The factories in India suspended their operations as a result of the COVID-19 pandemic during March through early May 2020. Currently, the factories in India are open for operations. Shipping of products from Asia has experienced significant delays since the onset of the pandemic and the costs of shipping from Asia have increased since the onset; and we have experienced and may continue to experience shipping disruptions in the future. Finally, the Company expects that the impact of the COVID-19 outbreak on the United States and world economies will continue to have a material adverse impact on the demand for its products. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the future business interruption and the related financial impact cannot be reasonably estimated at this time.

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

Accounts Receivable

Our accounts receivable arises from product sales. We do not adjust receivables for the effects of a significant financing component at contract inception if we expect to collect the receivables in one year or less from the time of sale. We do not expect to collect receivables greater than one year from the time of sale. Our policy is to maintain an allowance for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. We maintained an allowance for bad debt of $1,044 and $5,201 as of December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, bad debts (reversal) expense from continuing operations were ($4,157) and $1,259, respectively. As of December 31, 2021, we had gross receivable of $104,441 of which no amount was over 90 days past due. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing trade accounts receivable. We determine the allowance based on historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the year ended December 31, 2021, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault. As alternatives for the product return option, the customers have the option of asking us for a discount for products with quality issues, or of receiving replacement parts from us at no cost. The amount of reserves for return of products, the discount provided to the customers, and cost for the replacement parts were immaterial for the years ended December 31, 2021 and 2020.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 2021	RM4.18 to 1
December 31, 2020	RM4.02 to 1

Income statement and cash flow items
For the year ended December 31, 2021	RM4.14 to 1
For the year ended December 31, 2020	RM4.20 to 1

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

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The following table sets forth the results of our operations for the years ended December 31, 2021 and 2020. Certain columns may not add due to rounding.

	Years Ended December 31,
	2021		2020
	$	% of Sales	$	% of Sales
Net sales	$12,813,223		$11,350,230
Cost of sales	(23,130,588)	181%	(31,242,671)	275%
Gross loss	(10,317,365)	(81)%	(19,892,441)	(175)%
Operating expenses	(9,478,259)	(74)%	(6,412,335)	(56)%
Loss from operations	(19,795,624)	(155)%	(26,304,776)	(232)%
Other expenses, net	(2,976)	-%	(96,183)	(1)%
Income tax (expenses) benefit	(163,893)	(1)%	649,165	6%
Loss from continuing operations	(19,962,493)	(156)%	(25,751,794)	(227)%
Loss from discontinued operations	-	-%	(326,531)	(3)%
Net loss	(19,962,493)	(156)%	(26,078,325)	(230)%

Net Sales

Net sales from continuing operations for the year ended December 31, 2021 were $12.81 million, an increase of 13% from $11.35 million in 2020. This increase in net sales resulted primarily from a 29.43% increase in average selling price, partially offset by a 12.78% decrease in sales volume. Our three largest selling product categories in the year ended December 31, 2021 were sofas, beds and coffee tables, which accounted for approximately 46%, 15% and 7% of sales from our continuing operations, respectively. In the year ended December 31, 2020, the three largest selling categories were sofas, beds and coffee table, which accounted for approximately 52%, 14%and 8% of sales from our continuing operations, respectively.

The $1.46 million increase in net sales from continuing operations in the year ended December 31, 2021, compared to the year of 2020, was mainly due to increased sales to North America and other countries. Sales to North America, increased by 13.3% to $12.29 million in the year ended December 31, 2021, as compared to $10.85 million in 2020. It was primarily due to the change of our sales strategy to seek sales of products of higher margins. Sales to other countries increased by $232,614 to $266,858 in the year ended December 31, 2021 from $34,244 in 2020, primarily due to receiving more sales orders from our customers in other countries. Sales to Asia decreased to $257,004 in the year ended December 31, 2021, compared to $468,248 in 2020, primarily due to government lockdown order in Malaysia because of COVID-19 pandemic.

Cost of Sales

Cost of sales from continuing operations consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales from continuing operations decreased by 26% to $23.13 million in the year ended December 31, 2021, compared to $31.24 million in 2020. Cost of sales as a percentage of sales decreased to 181% in the year ended December 31, 2021, compared to 275% in 2020. The decrease of cost of sales in dollar term, is a result of two related factors: (a) our write down of $15.96 million of our slow-moving inventory, primarily the jade mats in Malaysia, to the lower of cost and net realizable value in the year of 2021, compared to an inventory write-down of $24.01 million in 2020; (b) a change in the mix of our products sold as a result of our suspension of operations in Malaysia due to COVID-19. Due to Malaysia government’s shut down orders caused by prolonged COVID-19 pandemic, our Malaysian operations have been curtailed. The decrease in cost of sales as a percentage of sales was a result that we focused on selling products at high margin.

Moreover, total cost of sales from continuing operations excluding our write down of $15.96 million of our slow-moving inventory, decreased by 1% to $7.17 million in the year ended December 31, 2021, compared to $7.24 million of cost of sales which excluded $24.01 million of inventory write down in 2020. Cost of sales as a percentage of sales, excluding our write down of $15.96 million of our slow-moving inventory, decreased to 56%, in the year ended December 31, 2021, compared to 64%, in 2020. Our gross loss margin was 81% in the year ended December 31, 2021, compared to a gross loss margin of 175% in 2020. The decrease in gross loss margin was a result that we focused on selling products at high margin. excluding $24.01 million of inventory write down, in 2020. The decrease of cost of sales in dollar term, and cost of sales as a percentage of sales, was primarily the result of the sale of higher quality products with higher profit margins.

Gross Loss

Gross loss from continuing operations was $10.32 million in the year ended December 31, 2021, compared to gross loss of $19.89 million in 2020, representing a decrease in gross loss of $9.57 million. The decrease in gross loss was primarily due to our write down of $15.96 million of our slow-moving inventory in the year ended December 31, 2021, compared with $24.01 million of inventory write down in 2020. Our gross loss margin was 81% in the year ended December 31, 2021, compared to a gross loss margin of 175% in 2020. The decrease in gross loss margin was a result that we focused on selling products at high margin.

Moreover, excluding our write down of $15.96 million of our slow-moving inventory, gross profit from continuing operations was $5.64 million in the year ended December 31, 2021, compared to gross profit of $4.11 million, excluding $24.01 million of inventory write down, in 2020. Our gross profit margin, excluding our write down of $15.96 million of our slow-moving inventory, increased to 44%, in the year ended December 31, 2021, compared to a gross profit margin of 36%, excluding $24.01 million of inventory write down, in 2020. The increase in gross profit and gross profit margin, was primarily the result of the sale of higher quality products with higher profit margins.

Operating Expenses

Operating expenses from continuing operations consisted of selling, general and administrative expenses. Operating expenses were $9.48 million in the year ended December 31, 2021, compared to $6.41 million in 2020. Selling expenses increased by 115%, or $2.01 million, to $3.76 million in the year ended December 31, 2021, from $1.75 million in 2020, primarily due to increased marketing and advertising expenses. In addition, general and administrative expenses increased by 23%, or $1.06 million, to $5.72 million in the year ended December, 2021, from $4.66 million in 2020, primarily due to an increase in insurance of $0.11 million, technology services fee of $0.44 million, rent expenses of $0.23 million and legal and professional fees of $0.14 million, respectively

Other Expenses, Net

Other expenses, net, from continuing operations was $2,976 in the year ended December 31, 2021, compared with other expenses, net, of $96,183 in 2020, representing a decrease in other expenses of $93,207. The decrease in other expenses was due primarily to the increase of foreign exchange gain to $96,352 for the year ended December 31, 2021 from foreign exchange loss of $297,965 in 2020. The gain in 2021 was mainly a result of the appreciation of Malaysian Ringgit against U.S. dollars on the Company’s assets in Malaysia. The decrease in other expenses was partially offset by the increase in interest expense and financial expense with the decrease in non-operating income.

Income Tax (Expenses) Benefit

Income tax expense from continuing operations was $163,893 in the year ended December 31, 2021, compared with $649,165 of income tax benefit in 2020. The income tax expense was primarily related to payable true up for the one-time transition tax commencing in April 2018 as the result of the tax examination of Internal Revenue Service.

Loss from Continuing Operations

As a result of the foregoing, our loss from continuing operations was $19.96 million in the year ended December 31, 2021, compared with $25.75 million of loss for the year of 2020.

Loss from Discontinued Operations

On January 7, 2020, we transferred our entire interest in Bright Swallow to Y-Tone (Worldwide) Limited, an unrelated third party, for cash consideration of $2.50 million, pursuant to a formal agreement entered into on January 7, 2020. We received the payment on May 11, 2020. Operations of Bright Swallow were reported as discontinued operations in the accompanying consolidated financial statements for all periods presented. We had no income from discontinued operations in the year ended December 31, 2021, while we had loss from discontinued operations of $0.33 million in 2020.

Net Loss

As a result of the foregoing, our net loss was $19.96 million in the year ended December 31, 2021, compared with $26.08 million of net loss for the year of 2020.

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

We rely primarily on internally generated cash flow and available working capital to support growth. We may seek additional financing in the form of bank loans or other credit facilities or funds raised through offerings of our equity or debt, if and when we determine such offerings are required. As of December 31, 2021, we do not have any credit facilities. We believe that our current cash and cash equivalents and anticipated cash receipts from sales of products will be sufficient to meet our anticipated working capital requirements and capital expenditures for the next 12 months.

We had net working capital of $23,754,556 at December 31, 2021, a decrease of $17,515,064 from net working capital of $41,269,620 at December 31, 2020. The ratio of current assets to current liabilities was 13.09-to-1 at December 31, 2021.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2021 and 2020:

	2021	2020
Cash provided by (used in):
Operating activities	$(4,782,354)	$(2,075,272)
Investing activities	(154,820)	672,757
Financing activities	2,760,974	466,096

Net cash used in operating activities was $4.78 million in the year ended December 31, 2021, an increase of cash outflow of $2.24 million from $2.08 million of cash used in operating activities in 2020.

The increase of cash outflow was attributable primarily to an increased cash outflow of $27.69 million in advance to suppliers to $0.33 million cash inflow in the year ended December 31, 2021, compared to $27.36 million cash inflow in the year of 2020, such increase in cash outflow being mainly a result of purchase but not receiving products from our suppliers in the year ended December 31, 2020, compared to the result of purchase and receiving more jade mats products in the same period of 2021. Also, the increase in cash outflow for accounts payable of $0.72 million to $0.39 million cash outflow in the year ended December 31, 2021, compared to $0.33 million cash inflow in the year of 2020, such increase in cash outflow being mainly due to we settled the debts owed to our suppliers more rapidly than we purchased new goods on credit. The increase in operating cash outflow was partially offset by the increase in cash inflow for inventory of $26.30 million to $0.80 million cash outflow in the year ended December 31, 2021, compared to $27.10 million cash outflow in the same period of 2020, such increase in cash inflow being mainly due to less purchase made for lagging sales in Malaysia.

Net cash used in investing activities was $0.15 million in the year ended December 31, 2021, an increase of cash outflow of $0.82 million from $0.67 million of cash provided by investing activities in 2020. We incurred cash outflow of $154,820 from purchase of office equipment and leasehold improvement in the year ended December 31, 2021. Net cash of $0.67 million provided by investing activities in the year ended December 31, 2020, primarily related to cash of Bright Swallow disposed of $1.46 million in January 2020 while we received $2.50 million cash consideration for this sale transaction.

Net cash provided by financing activities was $2.76 million in the year ended December 31, 2021, an increase of $2.29 million from cash inflow of $0.47 million in 2020. In the year ended December 31, 2021, we received $2.76 million from equity financing. In the year ended December 31, 2020, we received $0.47 million from other loans.

As of December 31, 2021, we had gross accounts receivable of $104,441, of which $73,747 was not yet past due and $30,694 was less than 90 days past due. We had an allowance for bad debt of $1,044. As of April 1, 2022, all accounts receivable outstanding as of December 31, 2021 had been collected.

All accounts receivable outstanding at December 31, 2020 had been collected during 2021.

As of December 31, 2021 and 2020, we had advances to suppliers of $707,264 and $381,894, respectively. These supplier prepayments are made for goods before we actually receive them.

For a new product, the normal lead time from new product R&D, prototype, and mass production to delivery of goods from our suppliers to us is approximately six to nine months after we make advance payments to our suppliers. For other products, the typical time is five months after our advance payment. Due to the COVID-19 pandemic, freight transportation of products from our international suppliers has been delayed or suspended during the outbreak. As such, no reserve on supplier prepayments had been made or recorded by us. We will consider the need for a reserve when and if a supplier fails to fulfill our orders within the time frame as stipulated in the purchase contracts. As of December 31, 2021 and 2020, no reserve on supplier prepayments had been made or recorded by us.

As of April 1, 2022, 96% of our advances to suppliers outstanding at December 31, 2021 had been delivered to us in the form of purchases of furniture.

Shelf Registration

On October 8, 2020, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000. The shelf registration statement was declared effective on October 15, 2020. On July 23, 2021, the Company entered into a Securities Purchase Agreement with certain institutional investors for the sale by the Company of 1,114,508 shares of common stock. The shares were offered and sold by the Company pursuant to the effective shelf registration statement on Form S-3. The offering gross proceeds were $3,120,622 before deducting placement agent’s commissions and other offering costs, and the net proceeds of the offering were approximately $2,760,000. The offering closed on July 27, 2021.

Other Long-Term Liabilities

As of December 31, 2021, we recorded long-term taxes payable of $1.54 million, consisting of an income tax payable of $1.54 million, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on our post-1986 foreign unremitted earnings, and a $0.01 million unrecognized tax benefit, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2021. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable. For further information, see Item 1A. Risk Factors— “The audit report included in our Annual Report on Form 10-K filed with the SEC is prepared by auditors who are not inspected fully by the Public Company Accounting Oversight Board (the “PCAOB”), and as such, investors are deprived of the benefits of such inspection” and “Our shares may be delisted under the HFCA Act as the PCAOB is unable to inspect our auditor with presence in Hong Kong, and the delisting of our shares, or the threat of their being delisted, may materially and adversely affect the value of your investment.”

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to nominees for director of Nova LifeStyle, compliance with Section 16(a) of the Securities Exchange Act of 1934, and the Company’s code of ethics is set forth under the captions “Proposal 1–Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Code of Ethics,” respectively, in the Proxy Statement for the 2021 Annual Meeting of Stockholders. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of or are included in this Annual Report:

1.	Financial statements listed in the Index to Financial Statements, filed as part of this Annual Report beginning on page F-1; and
2.	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and between Stevens Resources, Inc. and Nova LifeStyle, Inc., dated June 14, 2011 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
2.2	Share Exchange Agreement and Plan of Reorganization by and between Nova Furniture Limited and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
2.3	Return to Treasury Agreement by and between Nova LifeStyle, Inc. and Alex Li, dated June 30, 2011 (Incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
3.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-163019) filed on November 10, 2009)

3.2	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
3.3	Certificate of Amendment to Articles of Incorporation filed with the Secretary of the State of Nevada on December 15, 2009, and effective as of September 9, 2009 (Incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
3.4	Articles of Merger between Stevens Resources, Inc. and Nova LifeStyle, Inc. amending the Articles of Incorporation filed with the Secretary of State of the State of Nevada on June 14, 2011, and effective as of June 27, 2011 (Incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
3.5	Articles of Exchange of Nova Furniture Limited and Nova LifeStyle, Inc. filed with the Secretary of State of the State of Nevada on June 30, 2011 (Incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
3.6	First Amendment to the Amended and Restated Bylaws of Nova Lifestyle, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36259) filed on February 28, 2018)
3.7	Certificate of Change to Authorized Shares of Nova Lifestyle, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36259) filed on December 20, 2019)
4.1	Specimen Stock Certificate (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
4.2	Form of Investor Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 26, 2021)
4.3	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 26, 2021)
4.4†	Description of Securities registered under Section 12 of the Securities Exchange Act of 1934, as amended
10.1	Shareholder Agreement by and between Nova Furniture Limited and St. Joyal, dated January 1, 2011 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
10.2#	Form of Director Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 3, 2013)
10.3#	Nova LifeStyle, Inc. 2014 Omnibus Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 333-163019) filed on July 10, 2014)
10.4#	Nova LifeStyle, Inc. Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (File No. 333-163019) filed on July 10, 2014)
10.5#	Employment Agreement by and between Nova Lifestyle Inc. and Thanh H. Lam dated May 8, 2018 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2018)
10.6	Sales Representative Agreement between Diamond Bar Outdoors, Inc. and Tawny Lam Consulting, Inc. dated January 4, 2018 (Incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed April 1, 2019)
10.7	Employment Agreement by and between Nova Lifestyle Inc. and Jeffery Chuang dated August 12, 2019 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2019)
10.8	Sales Representative Agreement by and between Diamond Bar Outdoors, Inc. and Tawny Lam Consulting, Inc. dated January 4, 2020 (Incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on May 12, 2020)
10.9	Sale and Purchase Agreement by and between Nova LifeStyle, Inc. and Y-Tone (Worldwide) Limited dated January 7, 2020 (Incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on May 12, 2020)
10.10#	Employment Agreement by and between Nova Lifestyle Inc. and Jeffery Chuang dated August 10, 2020 (Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on March 29, 2021)
10.11	Nova LifeStyle, Inc. 2021 Omnibus Equity Plan (Incorporated herein by reference to Annex A to the Company’s Definitive Proxy on Schedule 14A filed on April 13, 2021)
10.12	Form of Securities Purchase Agreement dated July 23, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2021)
10.13#†	Employment Agreement by and between Nova Lifestyle Inc. and Jeffery Chuang dated August 11, 2021
10.14#†	Amendment to Employment Agreement by and between Nova Lifestyle Inc. and Thanh H. Lam dated December 30, 2021
10.15#†	Amendment to Employment Agreement by and between Nova Lifestyle Inc. and Jeffery Chuang dated December 30, 2021
14.1	Code of Business Conduct and Ethics of Nova Lifestyle, Inc. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 10, 2013)
21.1†	Subsidiaries of the Registrant
23.1†	Consent of Centurion ZD CPA & Co.

24.1†	Power of Attorney (Included on the Signature Page of this Annual Report on Form 10-K)
31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Indicates management contract or compensatory plan, contract or arrangement.

†Filed herewith.

‡Furnished herewith.

NOVA LIFESTYLE, INC.

Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Nova Lifestyle, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nova Lifestyle, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Inventory write-down

As described in Note 4 of the consolidated financial statements, inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the year ended December 31, 2021, the Company recorded inventory impairment charges of $15.96 million. Inventories include items that have been written down to the Company’s best estimate of their realizable value, which includes consideration of various factors.

We identified the inventory write-down as a critical audit matter. The Company’s determination of future markdowns is subjective. Specifically, there was a high degree of subjective auditor judgment in evaluating how the Company’s merchandising strategy and related inventory markdown assumptions affected the realizable value of inventory.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others: (i) observing the physical condition of inventories during inventory counts; (ii) evaluating the appropriateness of management’s process for developing the estimates of net realizable value (iii) testing the reliability of reports used by management by agreeing to underlying records; (iv) testing the reasonableness of the assumptions about quality, damages, future demand, selling prices and market conditions by considering with historical trends and consistency with evidence obtained in other areas of the audit; and corroborating the assumptions with individuals within the product team; and (v) assessing the Company’s adjustments of inventory costs to net realizable value for slow-moving and obsolete inventories by (1) comparing the historical estimate for net realizable value adjustments to actual adjustments of inventory costs, and (2) analyzing sales subsequent to the measurement date.

/s/ Centurion ZD CPA & Co.

We have served as the Company’s auditor since 2016.

Hong Kong, China

April 8, 2022

PCAOB ID: 2769

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

	2021	2020

Assets

Current Assets
Cash and cash equivalents	$6,276,106	$8,744,784
Accounts receivable, net	103,397	514,939
Advance to suppliers	707,264	381,894
Inventories	17,656,175	32,814,520
Prepaid expenses	406,366	217,591
Other receivables	120,634	132,155
Tax receivable	299,011	489,020

Total Current Assets	25,568,953	43,294,903

Noncurrent Assets
Plant, property and equipment, net	510,680	453,518
Operating lease right-of-use assets, net	3,158,734	2,319,742
Lease deposit	72,651	73,801
Goodwill	218,606	218,606
Deferred tax asset	-	117,952

Total Noncurrent Assets	3,960,671	3,183,619

Total Assets	$29,529,624	$46,478,522

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

AS OF DECEMBER 31, 2021 AND 2020

	2021	2020

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$358,362	$743,785
Operating lease liability, current	731,284	688,082
Advance from customers	394,376	266,243
Accrued liabilities and other payables	326,679	322,994
Other loan interest payable	3,696	4,179

Total Current Liabilities	1,814,397	2,025,283

Noncurrent Liabilities
Other loan	150,000	150,000
Operating lease liability, non-current	2,577,567	1,746,070
Income tax payable	1,543,472	1,628,694

Total Noncurrent Liabilities	4,271,039	3,524,764

Total Liabilities	6,085,436	5,550,047

Contingencies and Commitments

Stockholders’ Equity
Common stock, $0.001 par value; 15,000,000 shares authorized, 6,836,742 and 5,596,234 shares issued and outstanding; as of December 31, 2021 and 2020, respectively	6,837	5,596
Additional paid-in capital	42,660,383	39,766,978
Statutory reserves	-	6,241
Accumulated other comprehensive income	381,850	798,290
(Accumulated deficits) Retained earnings	(19,604,882)	351,370

Total Stockholders’ Equity	23,444,188	40,928,475

Total Liabilities and Stockholders’ Equity	$29,529,624	$46,478,522

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020

Net Sales	$12,813,223	$11,350,230

Cost of Sales	23,130,588	31,242,671

Gross Loss	(10,317,365)	(19,892,441)

Operating Expenses
Selling expenses	3,754,510	1,748,105
General and administrative expenses	5,723,749	4,664,230

Total Operating Expenses	9,478,259	6,412,335

Loss From Operations	(19,795,624)	(26,304,776)

Other Income (Expenses)
Non-operating income, net	116,090	354,121
Foreign exchange transaction income (loss)	96,352	(297,965)
Interest (expense) income, net	(8,144)	17,845
Financial expense	(207,274)	(170,184)

Total Other Expenses, Net	(2,976)	(96,183)

Loss Before Income Taxes and Discontinued operations	(19,798,600)	(26,400,959)

Income Tax (Expense) Benefit	(163,893)	649,165

Loss From Continuing Operations	(19,962,493)	(25,751,794)

Loss From Discontinued Operations	-	(326,531)

Net Loss	(19,962,493)	(26,078,325)

Other Comprehensive (Loss) Income
Foreign currency translation	(416,440)	798,290

Net Loss and Comprehensive Loss	(20,378,933)	(25,280,035)

Weighted average shares outstanding - Basic and Diluted	6,096,629	5,740,620

Loss from continuing operations per share of common stock
Basic and Diluted	$(3.27)	$(4.48)

Loss from discontinued operations per share of common stock
Basic and Diluted	$-	$(0.06)

Net loss per share of common stock
Basic and Diluted	$(3.27)	$(4.54)

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

					Accumulated
			Additional		Other			Total
	Common stock		Paid	Treasury	Comprehensive	Statutory	Retained	Stockholders’
	Shares	Amount	in Capital	Stock	Income	Reserve	Earnings	Equity

Balance at December 31, 2019	5,741,604	$5,741	$40,221,062	$(616,193)	$-	$6,241	$26,429,695	$66,046,546

Stock issued to employees	7,500	8	15,742	—	-	—	—	15,750

Stock issued to consultants	20,000	20	50,980	—	-	—	—	51,000

Stock options vested to board of directors and employees	-	-	95,214	-	-	-	-	95,214

Foreign currency translation gain	-	-	-	-	798,290	-	-	798,290

Treasury stock	(172,870)	(173)	(616,020)	616,193	-	-	-	—

Net income	—	—	—	—	-	—	(26,078,325)	(26,078,325)

Balance at December 31, 2020	5,596,234	$5,596	$39,766,978	$—	$798,290	$6,241	$351,370	$40,928,475

Stock issued to employees	6,000	6	10,604	—	-	—	—	10,610

Stock issued to consultants	120,000	120	122,942	—	-	—	—	123,062

Issuance of common stock	1,114,508	1,115	2,759,859	—	-	—	—	2,760,974

De-registration and liquidation of Nova Macau	-	-	-	-	-	(6,241)	6,241	—

Foreign currency translation loss	-	-	-	-	(416,440)	-	-	(416,440)

Net income	—	—	—	—		—	(19,962,493)	(19,962,493)

Balance at December 31, 2021	6,836,742	$6,837	$42,660,383	$—	$381,850	$—	$(19,604,882)	$23,444,188

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020

Cash Flows From Operating Activities
Net loss	$(19,962,493)	$(26,078,325)
Net loss from discontinued operations	-	(326,531)
Net loss from continuing operations	$(19,962,493)	$(25,751,794)
Adjustments to reconcile net income to net cash used in operating activities:
Forgiveness of other loans	-	(316,096)
Depreciation and amortization	85,300	61,932
Inventories write-down	15,961,357	24,006,489
Amortization of operating lease right-of-use assets	767,869	685,882
Deferred tax benefit	-	(117,952)
Stock compensation expense	130,089	157,439
Changes in bad debt allowance	(4,157)	1,259
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	415,699	(125,957)
Advance to suppliers	(325,370)	27,363,289
Inventories	(803,012)	(27,096,344)
Other current assets	(179,895)	(203,927)
Increase (decrease) in -
Operating lease liabilities	(732,088)	(606,185)
Accounts payable	(385,423)	325,867
Advance from customers	133,628	231,846
Accrued liabilities and other payables	11,355	24,393
Taxes payable	104,787	(715,413)

Net Cash Used in Operating Activities	(4,782,354)	(2,075,272)

Cash Flows From Investing Activities
Cash received from sales of subsidiary, net of cash disposed of	-	1,037,800
Purchase of property and equipment	(154,820)	(365,043)

Net Cash Used in Investing Activities	(154,820)	672,757

Cash Flows From Financing Activities
Proceeds from equity financing	2,760,974	-
Proceeds from other loans	-	466,096

Net Cash Provided by Financing Activities	2,760,974	466,096

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$(292,478)	$795,805

Net decrease in cash and cash equivalents	(2,468,678)	(140,614)

Cash and cash equivalents, beginning of year	8,744,784	8,885,398

Cash and cash equivalents, ending of year	$6,276,106	$8,744,784

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for:
Income tax payments	$59,107	$62,765
Interest expense	$11,809	$8,113

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 1 - Organization and Description of Business

Organization and Business

Nova LifeStyle, Inc. (“Nova LifeStyle” or the “Company”), formerly known as Stevens Resources, Inc., was incorporated in the State of Nevada on September 9, 2009.

The Company is a U.S. holding company with no material assets other than the ownership interests of its subsidiaries through which it markets, designs and sells furniture worldwide: Nova Furniture Limited domiciled in the British Virgin Islands (“Nova Furniture”), Nova Furniture Ltd. domiciled in Samoa (“Nova Samoa”), Diamond Bar Outdoors, Inc. domiciled in California (“Diamond Bar”), Nova Living (M) SDN. BHD. domiciled in Malaysia (“Nova Malaysia”) and Nova Living (HK) Group Limited domiciled in Hong Kong (“Nova HK”). The Company had two former subsidiaries Bright Swallow International Group Limited domiciled in Hong Kong (“Bright Swallow” or “BSI”) which was sold in January 2020 and Nova Furniture Macao Commercial Offshore Limited domiciled in Macao (“Nova Macao”) which was de-registered and liquidated in January 2021.

Nova Macao was organized under the laws of Macao on May 20, 2006, and was a wholly owned subsidiary of Nova Furniture. Nova Macao was a trading company, importing, marketing and selling products designed and manufactured by third-party manufacturers for the international market. Diamond Bar was incorporated in California on June 15, 2000. Diamond Bar markets and sells products manufactured by third-party manufacturers under the Diamond Sofa brand to distributors and retailers principally in the U.S. market.

On December 7, 2017, Nova LifeStyle incorporated i Design Blockchain Technology, Inc. (“i Design”) under the laws of the State of California. The purpose of i Design is to build the Company’s own blockchain technology team. This new company will focus on the application of blockchain technology in the furniture industry, including encouraging and facilitating interactions among designers and customers, and building a blockchain-powered platform that enables designers to showcase their products, including current and future furniture designs. This company is in the planning stage and has had minimal operations in 2021.

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

On October 14, 2020, the Macao Trade and Investment Promotion Institute invalidated licenses for offshore companies under an Order of Repeal of Legal Regime of the Offshore Services by Macao Special Administrative Region. Nova Macao then entered into a de-registration process and its business was taken over by Nova HK. Nova Macao completed the de-registration and liquidation process in January 2021.

On November 5, 2020, Nova LifeStyle acquired Nova HK at cost of $1,290 which was incorporated in Hong Kong on November 6, 2019. This company has had minimal operations 2021. In February 2022, Nova HK also entered a de-registration process and in the process of transferring all its assets and business to Nova Malaysia.

The “Company” and “Nova” collectively refer to Nova LifeStyle, the U.S. parent, and its subsidiaries, Nova Furniture, Nova Samoa, Nova Macao, Diamond Bar, i Design, Nova HK and Nova Malaysia.

COVID-19

Beginning in 2020, a strain of novel coronavirus (“COVID-19”) has spread globally and, at this point, the Company’s operations has been adversely impacted by the COVID-19 pandemic. In particular, Nova Malaysia had not been able to operate in normal condition due to Malaysian government’s shut down orders which resulted in sales lagging and slow-moving inventories. The Company’s two showrooms in Kuala Lumpur were closed from March 2020 to May 2020 and closed again from August 2020 to March 5, 2021. Malaysia government imposed a new nationwide lockdown on May 12, 2021 until early June 2021, then the lockdown was extended to early October 2021. In October 2021, Malaysia government lifted lockdown order for people fully vaccinated against COVID-19 and our store is reopened now. In April 2022, Malaysia also has reopened the border for foreign visitors. The Company expects that the impact of the COVID-19 outbreak on the United States and world economies will also continue to have a material adverse impact on the demand for its products.

The extent of the impact of the COVID-19 pandemic that will continue to have on the Company’s business is highly uncertain and difficult to predict and quantify, as the actions that the Company, other businesses and governments may take to contain the spread of COVID-19 continue to evolve. Shipping of products from Asia has experienced significant delays since the onset of the pandemic and the costs of shipping from Asia have increased since the onset; and we have experienced and may continue to experience shipping disruptions in the future. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the future business interruption and the related financial impact cannot be reasonably estimated at this time.

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

After the close of the year to which these financial statements relate, the Company experienced (and continues to experience) significant adverse impacts of novel coronavirus (COVID-19) and the related public health orders. The Company’s two showrooms in Kuala Lumpur have been closed since March 18, 2020 and reopened in October 2021. Finally, the Company expects that the impact of the COVID-19 outbreak on the United States and world economies will continue to have a material adverse impact on the demand for its products. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the business interruption and the related financial impact cannot be reasonably estimated at this time.

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

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, supply chain disruption, depress demand for the Company’s products, and adversely impact its results of operations. During the year ended December 31, 2021, the Company continued to face increasing uncertainties around its estimates of revenue collectability, accounts receivable credit losses and valuation of inventories. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Its estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its consolidated financial statements.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the two-step goodwill impairment test for the Diamond Bar reporting unit. Accordingly, as of December 31, 2021 and December 31, 2020, the Company concluded there was no impairment of goodwill of Diamond Bar.

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

Balance at January 1, 2021	$5,201
Reversal	(4,157)
Balance at December 31, 2021	$1,044

The bad debts (reversal) expense for the years ended December 31, 2021 and 2020 was ($4,157) and $1,259, respectively. During the years ended December 31, 2021 and 2020, bad debt provision and written off from discontinued operations were $0.

Advances to Suppliers

Advances to suppliers are reported net of allowance when the Company determines that amounts outstanding are not likely to be collected in cash or utilized against purchase of inventories. Based on its historical record and in normal circumstances, the Company receives goods within 5 to 9 months from the date the advance payment is made. Due to the COVID-19 pandemic, freight transportation of products from the Company’s international suppliers has been delayed or suspended during the outbreak. Any provisions for allowance for advances to suppliers, if deemed necessary, are included in general and administrative expenses in the consolidated statements of operations. During the years ended December 31, 2021 and 2020, no provision was made on advances to suppliers.

Inventories

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the years ended December 31, 2021 and 2020, the Company wrote-down $15.96 million and $24.01 million of slow-moving inventory, respectively. The inventory write-down is included in “Cost of Sales” from continuing operations in the consolidated statements of comprehensive income. There were no write-downs of inventories from the Company’s discontinued operations for the years ended December 31, 2020.

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

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expenses were $110,287 and $33,746 for the years ended December 31, 2021 and 2020, respectively.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a modified territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

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

As of December 31, 2021, the accumulated undistributed earnings generated by its foreign subsidiaries were approximately $26.7 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

A reconciliation of January 1, 2021 through December 31, 2021 amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”), is as follows:

	Gross UTB
	2021	2020

Balance – January 1	$935	12,547
Foreign exchange adjustment	(935)	(11,612)
	$-	935

At December 31, 2021 and 2020, the Company had cumulatively accrued approximately $0 and $131, respectively, for estimated interest and penalties related to unrecognized tax benefits, respectively, related to the Company’s continuing operations. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled $131 and $1,147 for the years ended December 31, 2021 and 2020, respectively. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

Nova Lifestyle and Diamond Bar are subject to U.S. federal and state income taxes and tax years 2018-2021 remain open to examination by tax authorities in the U.S.

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

The Company’s sales policy allows for product returns within the warranty period if the product is defective and the defects are the Company’s fault. As alternatives to the product return option, the customers have the option of requesting a discount from the Company for products with quality issues or of receiving replacement parts from the Company at no cost. The amount for product returns, the discount provided to the Company’s customers, and the costs for replacement parts were immaterial for the years ended December 31, 2021 and 2020.

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers and write-downs of inventory.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the years ended December 31, 2021 and 2020, shipping and handling costs were $4,700 and $176,224, respectively. During the years ended December 31, 2020, shipping and handling costs from discontinued operations were $0.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense was $2,188,385 and $280,122 for the years ended December 31, 2021 and 2020, respectively. During the years ended December 31, 2020, advertising expense from discontinued operations were $0.

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

The following table presents a reconciliation of basic and diluted loss per share for the years ended December 31, 2021 and 2020:

	2021	2020

Net loss from continuing operations	$(19,962,493)	$(25,751,794)
Net loss from discontinued operations	-	(326,531)
Net loss	(19,962,493)	(26,078,325)

Weighted average shares outstanding – Basic and Diluted *	6,096,629	5,740,620

Net loss from continuing operations per share of common stock
Basic and Diluted	$(3.27)	$(4.48)

Net loss from discontinued operations income per share of common stock
Basic and Diluted	$-	$(0.06)

Net loss per share of common stock
Basic and Diluted	$(3.27)	$(4.54)

*	Including 34,807 and 40,796 shares that were granted and vested but not yet issued for the years ended December 31, 2021 and 2020, respectively.

For the year ended December 31, 2021, 124,500 shares of unvested restricted stock, vested stock options to purchase 340,500 shares of the Company’s stock, and 1,225,959 shares exercisable under warrants were excluded from the EPS calculation, as their effects were anti-dilutive.

For the year ended December 31, 2020, 24,500 shares of unvested restricted stock and stock options to purchase 340,500 shares of the Company’s stock were excluded from EPS calculation, as their effects were anti-dilutive.

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

No customer accounted for 10% or more of the Company’s sales from continuing operations for the years ended December 31, 2021 and 2020. Four customers accounted for 22%, 19%, 14% and 14%, respectively, of the Company’s gross accounts receivable as of December 31, 2021. Two customers accounted for 40% and 27%, respectively, of the Company’s gross accounts receivable as of December 31, 2020.

No customer accounted for 10% of the Company’s sales from our discontinued operations for the years ended December 31, 2021 and 2020.

The Company purchased its products from three and five major vendors during the years ended December 31, 2021 and 2020, respectively, accounting for a total of 60% for 2021 (30%, 18%, and 12%) and 80% for 2020 (22%, 18%, 15%, 14% and 11% each) of the Company’s purchases. Advances made to these vendors were $307,718 and $nil as of December 31, 2021 and December 31, 2020, respectively. Accounts payable to these vendors were $125,636 and $nil as of December 31, 2021 and December 31, 2020, respectively.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 2021	RM 4.18 to 1
December 31, 2020	RM4.02 to 1

Income Statement and cash flow items
For the year ended December 31, 2021	RM4.14 to 1
For the year ended December 31, 2020	RM4.20 to 1

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

The Company recognized no impairment of ROU assets as of December 31, 2021 and December 31, 2020.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current in the consolidated balance sheets at December 31, 2021 and December 31, 2020.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This update is effective for annual periods beginning after December 15, 2021, and early application is permitted. This guidance should be applied either prospectively to all transactions that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or retrospectively to those transactions. The Company does not expect the impact of this guidance to have a material impact on the Company’s consolidated financial statements.

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

As of December 31, 2019 and subsequently, operations of Bright Swallow have been reported as discontinued operations in the Company’s consolidated financial statements. Accordingly, assets, liabilities, revenues, expenses and cash flows related to Bright Swallow have been reclassified in the consolidated financial statements as discontinued operations for all periods presented.

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

The loss on disposal of discontinued operations in relation to Bright Swallow for the year ended December 31, 2020 was $326,531.

Note 4 - Inventories

The inventories as of December 31, 2021 and 2020 totaled $17,656,175 and $32,814,520, respectively, and consisted entirely of finished goods.

During the years ended December 31, 2021 and 2020, write-downs of obsolete inventories to lower of cost or net realizable value of $15,961,357 and $24,006,489, respectively, were charged to cost of sales. There is no write-down of obsolete inventories for discontinued operation in 2021 and 2020. In light of the current and developing business conditions as a result of COVID-19 pandemic, additional write downs of inventories may be required in subsequent periods.

Note 5 - Plant, Property and Equipment, Net

As of December 31, 2021 and 2020, plant, property and equipment consisted of the following:

	2021	2020

Computer and office equipment	$474,196	$396,302
Decoration and renovation	487,002	448,641
	961,198	844,943
Less: accumulated depreciation	(450,518)	(391,425)
	$510,680	$453,518

Depreciation expense was $85,300 and $61,932 for the years December 31, 2021 and 2020, respectively. Depreciation expense from discontinued operations was $0 for the years ended December 31, 2021 and 2020.

Note 6 - Advances to Suppliers

The Company makes advances to certain vendors for inventory purchases. The advances on inventory purchases were $707,264 and $381,894 as of December 31, 2021 and 2020, respectively. No impairment charges were made on advances to suppliers for the years ended December, 2021 and 2020.

Note 7 - Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables consisted of the following at December 31 2021 and 2020:

	2021	2020

Prepaid expenses	$406,366	$217,591
Other receivables	120,634	132,155
	$527,000	$349,746

As of December 31, 2021 and, 2020, prepaid expenses and other receivables mainly represented prepaid insurance, credit card payments, advance to an employee and Paypal and Cardknox account balances.

Note 8 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of December 31, 2021 and, 2020:

	2021	2020

Other payables	$6,893	$6,428
Salary payable	6,231	6,731
Financed insurance premiums	134,173	103,104
Accrued rents	-	14,899
Accrued marketing	-	30,000
Accrued commission	66,507	112,673
Accrued expenses, others	112,875	49,159
	$326,679	$322,994

As of December 31, 2021 and 2020, other accrued expenses mainly included legal and professional fees, utilities and unpaid operating expenses incurred in Malaysia. Other payables represented other taxes payable and rebates.

Note 9 - Loan to Unrelated Party

On May 25, 2021, Nova Malaysia entered into an agreement with an unrelated third party to grant a loan up to 20,000,000 Malaysia Ringgit ($4,776,690) with annual interest of 6.0% with repayment on demand. The loan was personally guaranteed by a shareholder of the unrelated party. The unrelated party paid off the loan of 5,000,000 Malaysia Ringgit ($1,234,359) to the Company in August 2021, and accrued interest of 120,000 Malaysia Ringgit ($29,048) was written off in the year ended December 31, 2021. No balance was outstanding as of December 31, 2021.

Note 10 - Other Loans

On May 4, 2020, the Company received loan proceeds in the amount of approximately $139,802 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. On June 5, 2020, Congress passed a new law that allowed current PPP borrowers to choose to extend the eight-week period to 24 weeks to use the funds, but which cannot be extended beyond December 31, 2020. The Company had used the loans for eligible purposes and on December 28, 2020, the Company submitted the forgiveness application to the bank. On November 15, 2021, the Small Business Administration (SBA) approved the company’s forgiveness application and no interest had been accrued for on this loan as of December 31, 2021.

On May 5, 2020, Diamond Bar was granted a loan from Cathay Bank in the aggregate amount of $176,294, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted on March 27, 2020. The Loan, which was in the form of a Note dated May 5, 2020 matures on May 5, 2022 and bore interest at a rate of 1.00% per annum, payable monthly commencing on May 5, 2020. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. On June 5, 2020, Congress passed a new law that allowed current PPP borrowers to choose to extend the eight-week period to 24 weeks to use the funds but which cannot be extended beyond December 31, 2020. The Company had used all the PPP loan proceeds for qualifying purposes within 24 weeks. On June 15, 2021, the Small Business Administration (SBA) approved the Company’s forgiveness application and no interest had been accrued for on this loan as of December 31, 2021.

On June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. The Loan, which was in the form of a promissory note dated June 19, 2020, matures on June 18, 2050 and bears interest at a rate of 3.75% per annum, payable monthly beginning 12 months from the date of the promissory note. Funds from the Loan may only be used for working capital. The loan was secured by all tangible and intangible property of Diamond Bar. Interest of $5,782 and $3,031 had been accrued for this loan for the years ended December 31, 2021 and 2020, respectively.

Note 11 - Income Taxes

Taxes recoverable (payable) consisted of the following at December 31, 2021 and 2020:

	2021	2020
Income tax recoverable - current	$299,011	$489,020
Income tax payable – noncurrent	$(1,543,472)	$(1,628,694)

As of December 31, 2021 and 2020, noncurrent tax payable were $1.54 million and $1.63 million, respectively, arising from a one-time transition tax recognized in the fourth quarter of 2017 on post-1986 foreign unremitted earnings (see below).

The (benefit) provision for income taxes on loss from continuing operations consisted of the following:

	2021	2020
Current:
Federal	$161,493	$(659,359)
State	2,400	2,400
Hong Kong	-	7,794
	163,893	(649,165)

Deferred:
Federal	-	-
State	-	-
Total provision (benefit) for income taxes	$163,893	$(649,165)

The following is a reconciliation of the difference between the actual (benefit) provision for income taxes and the (benefit) provision computed by applying the federal statutory rate on income before income taxes from continuing operations:

	2021	2020
Tax at federal statutory rate	$(4,157,706)	$(5,544,201)
Foreign rate differential	654,479	(185,897)
ASC 740-10 uncertain tax position	(1,066)	(12,759)
Tax exemption	-	5,186,559
Global Intangible Low-Taxed Income	-	33,469
Stock based compensation	(36,617)	49,877
Covid Relief Benefit	(38,421)	(717,181)
Others	(6,482)	(837,634)
Valuation allowance	3,749,706	1,378,602
Total provision (benefit) for income taxes	$163,893	$(649,165)

The following presents the aggregate dollar effects of the Company’s tax exemption from its continuing operations:

	2021	2020
Aggregate dollar effect of tax holiday	$-	$(5,186,559)

Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	2021	2020
Non-Current Deferred Tax Assets:
Accrued liabilities	$24,903	$19,859
Fed & CA amortization	17,242	20,958
Stock compensation	158,093	156,522
ASC 842 – lease liability	839,318	613,302
Inventory	3,632,745	1,000,159
U.S. NOL	2,273,506	1,119,766
Capital loss	730,261	730,261
Interest	2,565	-

Non-Current Deferred Tax Liabilities:
Prepaid expenses	(443)	(390)
Fed & CA depreciation	(16,054)	(23,358)
ASC 842- ROU Asset	(798,314)	(599,446)

Net Non-Current Deferred Tax Assets before Valuation Allowance	6,863,822	3,037,633
Less: Valuation Allowance	(6,863,832)	(3,037,633)
Non-Current Deferred Tax Assets, Net:	-	-
Total Deferred Assets, Net:	$-	$-

Nova LifeStyle, Inc. and Diamond Bar are subject to U.S. federal and state income taxes. Nova Furniture BVI and Bright Swallow were incorporated in the BVI. There is no income tax for a company domiciled in the BVI. Accordingly, the Company’s consolidated financial statements do not present any income tax provision related to the BVI tax jurisdiction where Nova Furniture BVI and Bright Swallow are domiciled.

For U.S. Federal income tax purpose, the Company has net operating loss, or NOL carryforwards of approximately $4.88 million and $3.48 million at December 31, 2021 and 2020, respectively.

For U.S. California income tax purpose, the Company has net operating loss, or NOL carryforwards of approximately $10.8 million and $8.01 million, at December 31, 2021 and 2020, respectively.

Malaysia has net operating loss, or NOL carryforwards of approximately $2.1 million at December 31, 2021. The Company has recorded full valuation allowance against the Malaysia NOL carryforwards.

On September 19, 2013, Bright Swallow moved the office from Macao to Hong Kong, which is subject to a 16.5% corporate income tax. Nova Macao was an income tax-exempt entity incorporated and domiciled in Macao.

Corporate income tax in Malaysia is calculated at the statutory rate of 24% of the estimated taxable profit for the year ended December 31, 2021.

Nova HK has net operating loss, or NOL carryforward of approximately $0 million at December 31, 2021. The Company has recorded full valuation allowance against the Nova HK NOL carryforards. Nova HK is incorporated in Hong Kong and is subject to Hong Kong income taxes at the statutory rate of 16.5%.

Note 12- Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s President who is currently also the Chief Executive Officer and Chairperson of the Board. The lease is renewable and has been renewed each year since 2011. On April 1, 2021, the Company renewed the lease for an additional one year term at a cost of $34,561. During the years ended December 31, 2021 and 2020, the Company paid rental amounts of $34,561 that are included in selling expenses.

On January 4, 2018, the Company entered into a sales representative agreement with a consulting firm, which is owned by the President, Chief Executive Officer and Chairperson of the Board, for sales representative service for a term of two years. On January 4, 2020, the Company renewed the agreement for an additional two years. The Company agreed to compensate the consulting firm via commission at predetermined rates of the relevant sales amount. During the years ended December 31, 2021 and 2020, the Company recorded $399,249 and $296,308 as commission expense to this consulting firm, respectively.

In September 2021, Nova Malaysia entered into a consultancy agreement with an I.T. firm whose sole shareholder was director of Nova Macao to provide E-Commerce Web Application Setup, E-Commerce Essentials Implementation, E-Commerce UIUX and other related services. During the year ended December 31, 2021, the Company recorded $300,000 as technology service expenses to this I.T. firm.

Note 13- Stockholders’ Equity

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

Warrants

The following is a summary of the warrant activity for years ended December 31, 2021:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2021	-	$-	-
Exercisable at January 1, 2021	-	$-	-
Granted	1,225,959	3.50	5.46
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at December 31, 2021	1,225,959	$3.50	5.02
Exercisable at December 31, 2021	-	$-	-

Shares Issued to Consultants

On November 16, 2019, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2019 for a one year term. The Company agreed to grant the consultant 20,000 shares of the Company’s common stock, vesting 25% on February 15, 2020, 25% on May 15, 2020, 25% on August 15, 2020 and 25% on November 15, 2020. The fair value of the 20,000 shares was $51,000 which was calculated based on the stock price of $2.55 per share on November 18, 2019 and was amortized over the service term. The shares were issued pursuant to Nova LifeStyle, Inc.’s 2014 Omnibus Long-Term Incentive Plan (the “2014 Plan”). During the year ended December 31, 2020, the Company charged $44,573 to operations as consulting expenses.

On November 16, 2020, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2020 for a one-year term. The Company agreed to grant the consultant 20,000 shares of the Company’s common stock, vesting 25% on February 15, 2021, 25% on May 15, 2021, 25% on August 15, 2021 and 25% on November 15, 2021. The fair value of the 20,000 shares was $39,600, which was calculated based on the stock price of $1.98 per share on November 16, 2020 and is being amortized over the service term. The shares were issued pursuant to the 2014 Plan. During the years ended December 31, 2021 and 2020, the Company charged $34,609 and $4,991, respectively, to operations as consulting expenses.

On November 2, 2021, the Company entered into an information technology consulting agreement with a consultant for analyzing and developing the Company’s information technology infrastructure and system, and related general business advisory services effective on November 2, 2021 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, 50,000 shares issued before the end of November 2021 and remaining 50,000 shares will be issued on the one-year anniversary of the agreement. The fair value of the 100,000 shares was $236,000, which was calculated based on the stock price of $2.36 per share on November 2, 2021 and is being amortized over the service term. The shares were issued pursuant to Nova Lifestyle, Inc. 2021 Omnibus Equity Plan (the “2021 Plan”) approved by the Board of Directors of the Company on April 12, 2021. During the year ended December 31, 2021, the Company charged $38,795 to operations as consulting expenses.

On November 2, 2021, the Company entered into a marketing consulting agreement with a consultant for developing branding and marketing strategies, analyzing and evaluating consumer data services effective on November 2, 2021 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, 50,000 shares issued before the end of November 2021 and remaining 50,000 shares will be issued on the one-year anniversary of the agreement. The fair value of the 100,000 shares was $236,000, which was calculated based on the stock price of $2.36 per share on November 2, 2021 and is being amortized over the service term. The shares were issued pursuant to the 2021 Plan. During the year ended December 31, 2021, the Company charged $38,795 to operations as consulting expenses.

On November 11, 2021, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2021 for a one-year term. The Company agreed to grant the consultant 20,000 shares of the Company’s common stock, vesting 25% on February 15, 2022, 25% on May 15, 2022, 25% on August 15, 2022 and 25% on November 15, 2022. The fair value of the 20,000 shares was $46,600, which was calculated based on the stock price of $2.33 per share on November 16, 2021 and is being amortized over the service term. The shares were issued pursuant to the 2021 Plan. During the year ended December 31, 2021, the Company charged $5,873 to operations as consulting expenses.

Shares and Options Issued to Independent Directors

On November 4, 2019, the Company entered into stock option agreements under the 2014 Omnibus Long-Term Incentive Plan with the three independent members of the board of directors. The Company agreed to grant the Company’s three independent directors options to purchase an aggregate of 60,000 shares of the Company’s common stock at an exercise price of $2.80 per share, with a term of 5 years, vesting 25% on November 30, 2019, 25% on February 28, 2020, 25% on May 31, 2020, and 25% on August 31, 2020. The fair value of the stock options granted was estimated on the date of the grant using the Black-Scholes option pricing model. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 87%, risk free interest rate of 1.60%, and dividend yield of 0%. The fair value of the 60,000 stock options was $114,740 at the grant date. During the year ended December 31, 2020, the Company charged $86,055 to operations as directors’ stock compensation expense.

Shares Issued to Employees

On January 31, 2020, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2019. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $12,780, which was calculated based on the stock price of $2.13 per share on January 31, 2020, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on January 31, 2020, 25% on March 31, 2020, 25% on June 30, 2020 and 25% on September 30, 2020. During the year ended December 31, 2020, the Company amortized $11,099 to operations as stock compensation expense.

On November 10, 2020, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2020. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $11,880, which was calculated based on the stock price of $1.98 per share on November 10, 2020, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 10, 2020, 25% on March 31, 2021, 25% on June 30, 2021 and 25% on September 30, 2021. During the years ended December 31, 2021 and 2020, the Company amortized $10,318 and $1,562, respectively, to operations as stock compensation expense.

On November 11, 2021, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2021. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2021 Omnibus Equity Plan. The fair value of these shares was $13,200, which was calculated based on the stock price of $2.20 per share on November 11, 2021, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 10, 2021, 25% on March 31, 2022, 25% on June 30, 2022 and 25% on September 30, 2022. During the year ended December 31, 2021, the Company amortized $1,699 to operations as stock compensation expense.

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

The fair value of the option granted to the Chief Financial Officer in 2019 was recognized as compensation expense over the vesting period of the stock option award. The fair value of the option was calculated using the following assumptions: estimated life of five years, volatility of 87%, risk free interest rate of 1.49%, and dividend yield of 0%. The fair value of the 7,000 stock options was $18,318 at the grant date. During the year ended December 31, 2020, the Company recorded $9,159 to operations as stock compensation expense.

As of December 31, 2021, unrecognized share-based compensation expense was $446,638.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years(1)

Outstanding at January 1, 2021	340,500	$5.97	2.33
Exercisable at January 1, 2021	340,500	5.97	2.33

Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2021	340,500	5.97	1.32
Exercisable at December31, 2021	340,500	5.97	1.32

(1)	The intrinsic value of the stock options at December 31, 2021 is the amount by which the market value of the Company’s common stock of $1.87 as of December 31, 2021 exceeds the average exercise price of the option. As of December 31, 2021, the intrinsic value of the outstanding and exercisable stock options was $nil.

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

Surplus Reserve Fund

Nova Macao dissolved in January 2021. At December 31, 2020, it had surplus reserves of $6,241, representing 50% of its registered capital, which were transferred to additional paid-in capital during the year ended December 31, 2021.

Note 14 - Geographical Analysis

Geographical distribution of sales consisted of the following for the years ended December 31, 2021 and 2020:

	2021	2020
Geographical Areas
North America	$12,289,361	10,847,738
Asia	257,004	468,248
Other countries	266,858	34,244
	$12,813,223	$11,350,230

Geographical location of identifiable long-lived assets as of December 31, 2021 and December 31, 2020:

	2021	2020
Geographical Areas
North America	$2,986,290	$2,236,709
Asia	683,124	536,551
	$3,669,414	$2,773,260

Note 15- Lease

On June 17, 2013, the Company entered into a lease agreement for office, warehouse, storage, and distribution space in the United States with a five year term, commencing on November 1, 2013 and expiring on October 31, 2018. The lease agreement also provided an option to extend the term for an additional six years. On April 23, 2018, the Company extended the lease for another three years with an expiration date of October 31, 2021. On October 15, 2021, the Company extended the lease for another five years with an expiration date of October 31, 2026. The initial monthly rental payment is $42,000 with an annual 3% increase.

The Company has entered into several lease agreements for office and warehouse space in Commerce, California and showroom space in Las Vegas, Nevada and High Point, North Carolina (see Note 12) on monthly or annual terms.

On July 15, 2019, Nova Malaysia entered into a sublease agreement for warehouse space with a two-year term, expiring on July 14, 2021. The initial monthly rental payment was 20,000 Malaysia Ringgit ($4,831) and was increased to 35,000 Malaysia Ringgit ($8,454) effective August 1, 2020. On July 15, 2021, Nova Malaysia extended the lease for another two years with an expiration date of July 31, 2023.

On October 29, 2019, Nova Malaysia entered into a lease agreement for a showroom with a two-year term, commencing on December 1, 2019 and expiring on November 30, 2021. On November 26, 2021, Nova Malaysia extended the lease to November 30, 2022 with an option for renewal for another term of 24 months. The monthly rental payment is 9,280 Malaysia Ringgit ($2,242).

On August 20, 2020, Nova Malaysia entered into a sublease agreement for an office and service center with a two-year term, commencing on September 1, 2020 and expiring on August 31, 2022. The monthly rental payment is 30,000 Malaysia Ringgit ($7,246).

Operating lease expense for the years ended December 31, 2021 and 2020 was as follows:

	2021	2020

Operating lease cost – straight line	$846,874	$751,960
Rent forgiveness due to COVID – negative contingent rent	-	(226,351)
Total lease expense	$846,874	$525,609

The following is a schedule, by years, of maturities of operating lease liabilities as of December 31, 2021:

Operating Leases
2022	$826,401
2023	737,866
2024	705,171
2025	701,142
Thereafter	598,820
Total undiscounted cash flows	3,569,400
Less: imputed interest	(260,549)
Present value of lease liabilities	3,308,851

Lease Term and Discount Rate

December 31, 2021
Weighted-average remaining lease term - years
Operating leases - USA	4.84
Operating leases - Malaysia	1.71

Weighted-average discount rate (%)
Operating leases - USA	3.25%
Operating leases - Malaysia	2.78%

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

On March 8, 2022, the parties to the Barney Action filed a Stipulation of Settlement (“Settlement”) with the Court. Under the terms of the Settlement, and without admitting to any wrongdoing, fault, or liability, the Company agreed to a payment of $750,000 to completely resolve the Barney Action. The $750,000 will be funded by the remainder of any retention under applicable directors and officer liability insurance with the remainder paid by the directors and officer liability insurer. The settlement provides for the class members’ complete release of all claims against the Company and the named defendants with respect to any of the matters alleged in the litigation. The Settlement is subject to various conditions, including preliminary approval by the Court, notice to all class members, an opt-out period, and a final hearing and approval by the Court.

On March 8, 2019, in the United States District Court for the Central District of California, Jie Yuan (the “Jie Action”) filed a putative shareholder derivative lawsuit purportedly on behalf of the Company against its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) and directors (Charlie Huy La, Bin Liu, Umesh Patel, and Min Su) and vice president (Steven Qiang Liu) (collectively, the “Defendants”) seeking to recover any losses the Company sustains as a result of alleged securities violations outlined in the Seeking Alpha blog and Barney securities class action complaint. Specifically, the derivative lawsuit alleges that the Defendants caused the Company to make the alleged false and/or misleading statements giving rise to the putative securities class action. The Plaintiff also alleges that President and CEO Lam engaged in self-dealing transactions by leasing her property to Diamond Bar, a Company subsidiary, and asserts, in conclusory fashion, that Lam, former CEO and director Ya Ming Wong, former CFO and director Yuen Ching Ho, and director Umesh Patel sold securities during the period of time when the alleged false and/or misleading statements were made “with knowledge of material non-public information.”

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

With the settlement of the Barney action, the derivative actions will be activated. The parties disagree as to when that will occur. Defendants have asserted that the Action must remained stayed until the final disposition of the Barney Action, meaning, the Court’s final approval of the Settlement. Plaintiff’s position is that the Court should lift the stay because the class action plaintiffs agreed to settle the case. The Court has yet to address this issue.

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

Note 17 - Subsequent Events

The Company has evaluated subsequent events through the date of the issuance of the consolidated financial statements and the following subsequent event has been identified.

In February 2022, Nova HK entered into de-registration and liquidation process and is in the process of transferring all its assets and business to Nova Malaysia. All of Nova HK’s inventory was transferred to Nova Malaysia on February 15, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA LIFESTYLE, INC.
(Registrant)

Date: April 8, 2022	By:	/s/ Thanh H. Lam
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

Signature	Title	Date

/s/ Thanh H. Lam	Chief Executive Officer, President, Director and Chairperson	April 8, 2022
Thanh H. Lam	(Principal Executive Officer)

/s/ Jeffery Chuang	Chief Financial Officer	April 8, 2022
Jeffery Chuang	(Principal Financial and Accounting Officer)

/s/ Min Su	Director	April 8, 2022
Min Su

/s/ Ming-Cherng Sky Tsai	Director	April 8, 2022
Ming-Cherng Sky Tsai

/s/ Umesh Patel	Director	April 8, 2022
Umesh Patel

/s/ Huy P. La	Director	April 8, 2022
Huy P. La

38