Form 10-Q
period 2022-03-31
Nova Lifestyle, Inc.
filed 2022-05-13
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36259

NOVA LIFESTYLE, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6565 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

(323) 888-9999
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NVFY	Nasdaq Stock Market

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

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,837,856 shares of common stock outstanding as of May 11, 2022.

Nova LifeStyle, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 (UNAUDITED) AND DECEMBER 31, 2021

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$5,368,010	$6,276,106
Accounts receivable, net	289,474	103,397
Advance to suppliers	267,920	707,264
Inventories	18,692,773	17,656,175
Prepaid expenses	347,675	406,366
Other receivables	52,368	120,634
Tax receivable	299,011	299,011

Total Current Assets	25,317,231	25,568,953

Noncurrent Assets
Plant, property and equipment, net	449,950	510,680
Operating lease right-of-use assets, net	2,967,472	3,158,734
Lease deposit	72,463	72,651
Goodwill	218,606	218,606

Total Noncurrent Assets	3,708,491	3,960,671

Total Assets	$29,025,722	$29,529,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF MARCH 31, 2022 (UNAUDITED) AND DECEMBER 31, 2021

	March 31, 2022	December 31, 2021
	(Unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$681,860	$358,362
Operating lease liability, current	719,151	731,284
Advance from customers	369,332	394,376
Accrued liabilities and other payables	515,194	326,679
Other loan interest payable	2,918	3,696

Total Current Liabilities	2,288,455	1,814,397

Noncurrent Liabilities
Other Loan	150,000	150,000
Operating lease liability, non-current	2,401,195	2,577,567
Income tax payable	1,543,472	1,543,472

Total Noncurrent Liabilities	4,094,667	4,271,039

Total Liabilities	6,383,122	6,085,436

Contingencies and Commitments

Stockholders’ Equity
Common stock, $0.001 par value; 15,000,000 shares authorized, 6,856,899 and 6,836,742 shares issued and outstanding; as of March 31, 2022 and December 31, 2021, respectively	6,857	6,837
Additional paid-in capital	42,811,695	42,660,383
Accumulated other comprehensive income	326,977	381,850
Accumulated deficits	(20,502,929)	(19,604,882)

Total Stockholders’ Equity	22,642,600	23,444,188

Total Liabilities and Stockholders’ Equity	$29,025,722	$29,529,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Net Sales	$3,665,946	$3,331,567

Cost of Sales	2,137,618	1,951,255

Gross Profit	1,528,328	1,380,312

Operating Expenses
Selling expenses	768,333	768,085
General and administrative expenses	1,588,409	1,378,330
Loss on disposal of fixed assets	36,549	-

Total Operating Expenses	2,393,291	2,146,415

Loss From Operations	(864,963)	(766,103)

Other Income (Expenses)
Foreign exchange transaction income	17,763	68,984
Interest expense, net	(3,074)	(2,390)
Financial expense	(47,773)	(54,352)

Total Other (Expenses) Income, Net	(33,084)	12,242

Loss Before Income Taxes	(898,047)	(753,861)

Income Tax Expense	-	(9,676)

Net Loss	(898,047)	(763,537)

Other Comprehensive Loss
Foreign currency translation	(54,873)	(228,847)

Net Loss and Comprehensive Loss	(952,920)	(992,384)

Weighted average shares outstanding– Basic and Diluted	6,845,683	5,598,678

Net loss per share of common stock
Basic and Diluted	$(0.13)	$(0.14)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

Three Months Ended March 31, 2022

				Accumulated
	Common stock		Additional Paid	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Income	Deficits	Equity

Balance at beginning of period	6,836,742	$6,837	$42,660,383	$381,850	$(19,604,882)	$23,444,188

Stock issued to employees	1,500	1	3,299	-	-	3,300

Stock issued to consultants	18,657	19	148,013	-	-	148,032

Foreign currency translation loss	-	-	-	(54,873)	-	(54,873)

Net loss	-	-	-	-	(898,047)	(898,047)

Balance at end of period	6,856,899	$6,857	$42,811,695	$326,977	$(20,502,929)	$22,642,600

Three Months Ended March 31, 2021

				Accumulated		Retained
	Common stock		Additional Paid	Other Comprehensive	Statutory	Earnings (Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Income	Reserve	Deficits)	Equity

Balance at beginning of period	5,596,234	$5,596	$39,766,978	$798,290	$6,241	$351,370	$40,928,475

Stock issued to employees	1,500	1	2,969	-	-	-	2,970

Stock issued to consultants	5,000	5	9,895	-	-	-	9,900

Closure of Nova Macau	-	-	-	-	(6,241)	6,241	-

Foreign currency translation loss	-	-	-	(228,847)	-	-	(228,847)

Net loss	-	-	-	-	-	(763,537)	(763,537)

Balance at end of period	5,602,734	$5,602	$39,779,842	$569,443	$-	$(405,926)	$39,948,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

	Three Months Ended March 31,
	2022	2021

Cash Flows From Operating Activities
Net loss	$(898,047)	$(763,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,855	17,751
Amortization of operating lease right-of-use assets	189,606	193,312
Loss on disposal of fixed assets	36,549	-
Stock compensation expense	151,332	12,870
Changes in bad debt allowance	1,880	(3,460)
Changes in operating assets and liabilities:
Accounts receivable	(187,957)	346,053
Advance to suppliers	439,344	30,806
Inventories	(1,036,598)	(125,945)
Other current assets	125,732	130,385
Operating lease liabilities	(186,835)	(181,328)
Accounts payable	323,498	(253,162)
Advance from customers	(24,953)	(229,860)
Accrued liabilities and other payables	187,999	(64,427)
Taxes payable	-	9,607

Net Cash Used in Operating Activities	(856,595)	(880,935)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities	-	-

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(51,501)	(222,573)

Net decrease in cash and cash equivalents	(908,096)	(1,103,508)

Cash and cash equivalents, beginning of period	6,276,106	8,744,784

Cash and cash equivalents, end of period	$5,368,010	$7,641,276

Supplemental Disclosure of Cash Flow Information

Cash paid during period for:
Income tax payments	$-	$62
Interest expense	$4,084	$1,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

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

On December 7, 2017, Nova LifeStyle incorporated i Design Blockchain Technology, Inc. (“i Design”) under the laws of the State of California. The purpose of i Design is to build the Company’s own blockchain technology team. This new company will focus on the application of blockchain technology in the furniture industry, including encouraging and facilitating interactions among designers and customers, and building a blockchain-powered platform that enables designers to showcase their products, including current and future furniture designs. This company is in the planning stage and has had minimal operations through March 31, 2022.

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

On November 5, 2020, Nova LifeStyle acquired Nova HK at cost of $1,290 which was incorporated in Hong Kong on November 6, 2019. This company had minimal operations. In February 2022, Nova HK entered a de-registration process and transferred all its assets and business to Nova Malaysia.

The “Company” and “Nova” collectively refer to Nova LifeStyle, the U.S. parent, and its subsidiaries, Nova Furniture, Nova Samoa, Nova Macao, Diamond Bar, i Design, Nova HK and Nova Malaysia.

COVID-19

Beginning in 2020, a strain of novel coronavirus (“COVID-19”) has spread globally and, at this point, the Company’s operations has been adversely impacted by the COVID-19 pandemic. In particular, Nova Malaysia had not been able to operate in normal condition due to Malaysian government’s shut down orders which resulted in sales lagging and slow-moving inventories. The Company’s two showrooms in Kuala Lumpur were closed from March 2020 to May 2020 and closed again from August 2020 to March 5, 2021. Malaysia government imposed a new nationwide lockdown on May 12, 2021 until early June 2021, then the lockdown was extended to early October 2021. In October 2021, Malaysia government lifted lockdown order for people fully vaccinated against COVID-19 and our store is reopened now. In April 2022, Malaysia also has reopened the border for foreign visitors. The Company expects that the impact of the COVID-19 outbreak in the United States and world economies will also continue to have a material adverse impact on the demand for its products. In 2022, there have been outbreaks of the Omicron variant of the COVID-19 in Hong Kong and many other cities in China, and travel restrictions, mandatory COVID-19 tests, quarantine requirements and/or temporary closure of office buildings and facilities have been imposed by local governments. Although our suppliers in China have not been materially and negatively impacted by such outbreaks , the government authorities may issue new orders of office closure, travel and transportation restrictions in China due to the resurgence of the COVID-19 and outbreak of new variants, which could cause the delay of the delivery from our suppliers in China.

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

The interim condensed consolidated financial information as of March 31, 2022 and for the three month periods ended March 31, 2022 and 2021 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, previously filed with the SEC on April 8, 2022.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of March 31, 2022, its interim condensed consolidated results of operations and cash flows for the three month periods ended March 31, 2022 and 2021, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, supply chain disruption, depress demand for the Company’s products, and adversely impact its results of operations. During the three months ended March 31, 2022, the Company continued to face increasing uncertainties around its estimates of revenue collectability, accounts receivable credit losses and valuation of inventories. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Its estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its unaudited condensed consolidated financial statements.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the two-step goodwill impairment test for the Diamond Bar reporting unit. Accordingly, as of March 31, 2022 and December 31, 2021, the Company concluded there was no impairment of goodwill of Diamond Bar.

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

Balance on January 1, 2022	$1,044
Provision for the period	1,880
Balance on March 31, 2022	$2,924

During the three months ended March 31, 2022 and 2021, bad debts provision (reversal) were $1,880 and ($3,460), respectively.

Advances to Suppliers

Advances to suppliers are reported net of allowance when the Company determines that amounts outstanding are not likely to be collected in cash or utilized against purchase of inventories. Based on its historical record and in normal circumstances, the Company receives goods within 5 to 9 months from the date the advance payment is made. Due to the COVID-19 pandemic, freight transportation of products from the Company’s international suppliers has been delayed or suspended during the outbreak. Any provisions for allowance for advances to suppliers, if deemed necessary, are included in general and administrative expenses in the condensed consolidated statements of operations. During the three months ended March 31, 2022 and 2021, no provision was made on advances to suppliers.

Inventories

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. There were no write-downs of inventories for the three months ended March 31, 2022 and 2021.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There were no impairment of long-lived assets for the three months ended March 31, 2022 and 2021.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expenses were $8,663 and $3,264 for the three months ended March 31, 2022 and 2021, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax expense for the three months ended March 31, 2022 is $0. The income tax expense for the three months ended March 31, 2021 is $9,676 and is primarily related to quarter-to-date income generated from foreign operation.

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

Nova Lifestyle, Inc. and Diamond Bar are subject to U.S. federal and state income taxes. Nova Furniture BVI was incorporated in the BVI and Nova Samoa was incorporated in Samoa. There is no income tax for companies domiciled in the BVI and Samoa. Accordingly, the Company’s condensed consolidated financial statements do not present any income tax provisions related to the BVI and Samoa tax jurisdictions where Nova Furniture BVI and Nova Samoa are domiciled. Nova Malaysia is incorporated in Malaysia and is subject to Malaysia income taxes at the statutory rate of 24%. Nova HK is incorporated in Hong Kong and is subject to Hong Kong income taxes at the statutory rate of 16.5%.

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the quarter ended March 31, 2022, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years. While it is possible that Congress may defer, modify, or repeal this provision, potentially with retroactive effect, we have no assurance that this provision will be deferred, modified, or repealed. Furthermore, in anticipation of the new provision taking effect, we have analyzed the provision and worked with our advisors to evaluate its application to our business. Since all research and development expenditures were incurred within the U.S. and the amount is immaterial, we do not anticipate it having any material impact to our provision.

As of March 31, 2022 and December 31, 2021, the accumulated undistributed earnings generated by its foreign subsidiaries were approximately $26.7 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of March 31, 2022, unrecognized tax benefits were approximately $0. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $0 as of March 31, 2022. As of March 31, 2021, unrecognized tax benefits were approximately $900. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $900 as of March 31, 2021.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the three months ended March 31, 2022 and 2021, is as follows:

	Gross UTB
	2022	2021

Balance – January 1 and March 31	$-	935

At March 31, 2022 and December 31, 2021, the Company had cumulatively accrued approximately $0, respectively, for estimated interest and penalties related to unrecognized tax benefits, respectively. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled $0 and $7 for the three months ended March 31, 2022 and 2021, respectively. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

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

The Company’s sales policy allows for product returns within the warranty period if the product is defective and the defects are the Company’s fault. As alternatives to the product return option, the customers have the option of requesting a discount from the Company for products with quality issues or of receiving replacement parts from the Company at no cost. The amount for product returns, the discount provided to the Company’s customers, and the costs for replacement parts were immaterial for the three months ended March 31, 2022 and 2021.

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers and write-downs of inventory.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the three months ended March 31, 2022 and 2021, shipping and handling (credits) costs were ($492) and $993, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense was $298,132   and $407,862 for the three months ended March 31, 2022 and 2021, respectively.

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

The following table presents a reconciliation of basic and diluted loss per share for the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021

Net loss	$(898,047)	(763,537)

Weighted average shares outstanding – Basic and Diluted *	6,845,683	5,598,678

Net loss per share of common stock
Basic and Diluted	$(0.13)	$(0.14)

*	Including 36,307 shares that were granted and vested but not yet issued for the three months ended March 31, 2022 and 2021, respectively.

For the three months ended March 31, 2022, 118,000 shares of unvested   restricted stock, vested stock options to purchase 340,500 shares of common stock of the Company, and 1,225,959 shares exercisable under warrants were excluded from the EPS calculation, as their effects were anti-dilutive.

For the three months ended March 31, 2021, 18,000 shares of unvested restricted stock and vested stock options to purchase 340,500 shares of common stock of the Company were excluded from EPS calculation, as their effects were anti-dilutive.

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

No customer accounted for 10% or more of the Company’s sales for the three months ended March 31, 2022 and 2021. Five customers accounted for 26%, 18%, 14%, 12% and 11%, respectively, of the Company’s gross accounts receivable as of March 31, 2022. Four customers accounted for 22%, 19%, 14% and 14%, respectively, of the Company’s gross accounts receivable as of December 31, 2021.

The Company purchased its products from four and three major vendors during the three months ended March 31, 2022 and 2021, respectively, accounting for a total of 69% for 2022 (26%, 17%, 14% and 12%) and 58% for 2021 (32%, 13%, and 13% each) of the Company’s purchases. Advances made to these vendors were $104,435 and $307,718   as of March 31, 2022 and December 31, 2021, respectively. Accounts payable to these vendors were $121,042 and $125,636   as of March 31, 2022 and December 31, 2021, respectively.

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

Foreign Currency Translation and Transactions

The condensed consolidated financial statements are presented in United States Dollar (“$” or “USD”), which is also the functional currency of Nova LifeStyle, Nova Furniture, Nova Samoa, Diamond Bar, Nova HK and i Design.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2022	RM 4.20 to 1
December 31, 2021	RM 4.18 to 1

Income Statement and cash flow items
For the three months ended March 31, 2022	RM4.19 to 1
For the three months ended March 31, 2021	RM4.07 to 1

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

Management concluded that the Company had one reportable segment under ASC 280 because Diamond Bar is a furniture distributor based in California focusing on customers in the United States, Bright Swallow was a furniture distributor focusing on customers in Canada, and Nova Macao was a furniture distributor based in Macao focusing on international customers, Nova HK was a furniture distributor based in Hong Kong focusing on international customers, and Nova Malaysia is a furniture retailer and distributor focusing on customers primarily in Malaysia. They are all operated under the same senior management of the Company, and management views the operations of Diamond Bar, Bright Swallow, Nova Macao, Nova HK and Nova Malaysia as one entity for making business decisions.

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

The Company recognized no impairment of ROU assets as of March 31, 2022 and December 31, 2021.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the consolidated balance sheets on March 31, 2022 and December 31, 2021.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company applied the new standard beginning January 1, 2022. The adoption of the new standard did not have any impact on the Company’s condensed consolidated financial statement presentation or disclosures.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This update is effective for annual periods beginning after December 15, 2021, and early application is permitted. This guidance should be applied either prospectively to all transactions that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or retrospectively to those transactions. The Company adopted ASU 2021-10 beginning January 1, 2022. The adoption of ASU 2021-10 did not have any impact on the Company’s condensed consolidated financial statements.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 is to be adopted on a modified retrospective basis. As a smaller reporting company, ASU 2016-13 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. In March 2022, the FASB issued ASU 2022-02, Topic 326. The ASU eliminates the accounting guidance for trouble debt restructurings by creditors in Subtopic 310-40, and enhances the disclosure requirements for modifications of loans to borrowers experiencing financial difficulty. Additionally, the ASU requires disclosure of gross writeoffs of receivables by year of origination for receivables within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. This ASU is effective for periods beginning after December 15, 2022. The Company is currently evaluating the impact that the adoption of ASU 2016-13 and ASU 2022-02 will have on its condensed consolidated financial statement presentations and disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 of the two-step goodwill impairment test, under which a goodwill impairment loss was measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss is measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). Adoption of the ASUs is on a modified retrospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact that the adoption of ASU 2017-04 will have on its condensed consolidated financial statement presentation or disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Note 3 - Inventories

The inventories as of March 31, 2022 and December 31, 2021 totaled $18,692,773 and $17,656,175, respectively, and consisted entirely of finished goods.

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. There were no write-downs of inventories for the three months ended March 31, 2022 and 2021. In light of the current and developing business conditions as a result of COVID-19 pandemic, additional write downs of inventories may be required in subsequent periods.

Note 4 - Plant, Property and Equipment, Net

As of March 31, 2022 and December 31, 2021, plant, property and equipment consisted of the following:

	March 31, 2022	December 31, 2021

Computer and office equipment	$429,485	$474,196
Decoration and renovation	484,645	487,002
	914,130	961,198
Less: accumulated depreciation	(464,180)	(450,518)
	$449,950	$510,680

Depreciation expense was $21,855 and $17,751 for the three months ended March 31, 2022 and 2021, respectively.

Note 5 - Advances to Suppliers

The Company makes advances to certain vendors for inventory purchases. The advances on inventory purchases were $267,920 and $707,264 as of March 31, 2022 and December 31, 2021, respectively. No impairment charges were made on advances to suppliers for the three months ended March 31, 2022 and 2021.

Note 6 - Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables consisted of the following as of March 31 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

Prepaid expenses	$347,675	$406,366
Other receivables	52,368	120,634
	$400,043	$527,000

As of March 31, 2022 and December 31, 2021, prepaid expenses and other receivables mainly represented prepaid insurance, prepaid advertising expense, advance to an employee and Celero and Cardknox account balances.

Note 7 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

Other payables	$15,951	$6,893
Salary payable	12,692	6,231
Financed insurance premiums	-	134,173
Accrued commission	115,184	66,507
Accrued expenses, others	371,367	112,875
	$515,194	$326,679

As of March 31, 2022 and December 31, 2021, other accrued expenses mainly included legal and professional fees, utilities and unpaid operating expenses incurred in Malaysia. Other payables represented other taxes payable and rebates.

Note 8 - Other Loans

On May 4, 2020, the Company received loan proceeds in the amount of approximately $139,802 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. On June 5, 2020, Congress passed a new law that allowed current PPP borrowers to choose to extend the eight-week period to 24 weeks to use the funds, but which cannot be extended beyond December 31, 2020. The Company had used the loans for eligible purposes and on December 28, 2020, the Company submitted the loan forgiveness application to the bank. On November 15, 2021, the Small Business Administration (SBA) approved the company’s forgiveness application and no interest had been accrued for on this loan as of December 31, 2021 and March 31, 2022.

On May 5, 2020, Diamond Bar was granted a loan from Cathay Bank in the aggregate amount of $176,294 (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted on March 27, 2020. The Loan, which was in the form of a Note dated May 5, 2020 matures on May 5, 2022 and bore interest at a rate of 1.00% per annum, payable monthly commencing on May 5, 2020. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. On June 5, 2020, Congress passed a new law that allowed current PPP borrowers to choose to extend the eight-week period to 24 weeks to use the funds but which cannot be extended beyond December 31, 2020. The Company had used all the PPP loan proceeds for qualifying purposes within 24 weeks. On June 15, 2021, the Small Business Administration (SBA) approved the Company’s loan forgiveness application and no interest had been accrued for on this loan as of December 31, 2021.

On June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. The Loan, which was in the form of a promissory note dated June 19, 2020, matures on June 18, 2050 and bears interest at a rate of 3.75% per annum, payable monthly beginning 12 months from the date of the promissory note. Funds from the Loan may only be used for working capital. The loan was secured by all tangible and intangible property of Diamond Bar. Interest of $2,918 and $1,420 had been accrued for this loan for the three months ended March 31, 2022 and 2021, respectively.

Note 9- Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s President who is currently also the Chief Executive Officer and Chairperson of the Board. The lease is renewable and has been renewed each year since 2011. On April 1, 2022, the Company renewed the lease for an additional one year term at a cost of $34,562. During the three months ended March 31, 2022 and 2021, the Company paid rental amounts of $17,281 and $nil, respectively that are included in selling expenses.

On January 4, 2018, the Company entered into a sales representative agreement with a consulting firm, which is owned by the President, Chief Executive Officer and Chairperson of the Board, for sales representative service for a term of two years. On January 4, 2020, the Company renewed the agreement for an additional two years which was amended in July 2020. If not terminated during the first year, the agreement will continue until one party or the other terminates the agreement with 30 days written notice. The Company agreed to compensate the consulting firm via commission at predetermined rates of the relevant sales amount. During the three months ended March 31, 2022 and 2021, the Company recorded $111,194 and $99,918 as commission expense to this consulting firm, respectively.

In September 2021, Nova Malaysia entered into a consultancy agreement with an I.T. firm whose sole shareholder was a director of Nova Macao to provide E-Commerce Web Application Setup, E-Commerce Essentials Implementation, E-Commerce UIUX and other related services. During the three months ended March 31, 2022, the Company recorded $153,894 as technology service expenses to this I.T. firm.

Note 10- Stockholders’ Equity

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

Warrants

The following is a summary of the warrant activity for the three months ended March 31, 2022:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2022	1,225,959	$3.50	5.02
Exercisable at January 1, 2022	-	$-	-
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at March 31, 2022	1,225,959	$3.50	4.77
Exercisable at March 31, 2022	1,225,959	$3.50	4.77

Shares Issued to Consultants

On November 16, 2020, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2020 for a one-year term. The Company agreed to grant the consultant 20,000 shares of the Company’s common stock, vesting 25% on February 15, 2021, 25% on May 15, 2021, 25% on August 15, 2021 and 25% on November 15, 2021. The fair value of the 20,000 shares was $39,600, which was calculated based on the stock price of $1.98 per share on November 16, 2020 and is being amortized over the service term. The shares were issued pursuant to the 2014 Plan. During the three months ended March 31, 2021, the Company charged $9,900 to operations as consulting expenses.

On November 2, 2021, the Company entered into an information technology consulting agreement with a consultant for analyzing and developing the Company’s information technology infrastructure and system, and related general business advisory services effective on November 2, 2021 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, 50,000 shares issued before the end of November 2021 and remaining 50,000 shares will be issued on the one-year anniversary of the agreement. The fair value of the 100,000 shares was $236,000, which was calculated based on the stock price of $2.36 per share on November 2, 2021 and is being amortized over the service term. The shares were issued pursuant to Nova Lifestyle, Inc. 2021 Omnibus Equity Plan (the “2021 Plan”). During the three months ended March 31, 2022, the Company charged $58,191 to operations as consulting expenses.

On November 2, 2021, the Company entered into a marketing consulting agreement with a consultant for developing branding and marketing strategies, analyzing and evaluating consumer data services effective on November 2, 2021 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, 50,000 shares issued before the end of November 2021 and remaining 50,000 shares will be issued on the one-year anniversary of the agreement. The fair value of the 100,000 shares was $236,000, which was calculated based on the stock price of $2.36 per share on November 2, 2021 and is being amortized over the service term. The shares were issued pursuant to the 2021 Plan. During the three months ended March 31, 2022, the Company charged $58,191 to operations as consulting expenses.

On November 11, 2021, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2021 for a one-year term. The Company agreed to grant the consultant 20,000 shares of the Company’s common stock, vesting 25% on February 15, 2022, 25% on May 15, 2022, 25% on August 15, 2022 and 25% on November 15, 2022. The fair value of the 20,000 shares was $46,600, which was calculated based on the stock price of $2.33 per share on November 16, 2021 and is being amortized over the service term. The shares were issued pursuant to the 2021 Plan. During the three months ended March 31, 2022, the Company charged $11,650 to operations as consulting expenses.

On January 28, 2022, the Company entered into an advisory service agreement with a designer for advising furniture design concept and development effective on February 1, 2022 for twelve months. The Company shall pay the designer $10,000 per month starting from February 1, 2022 for twelve months, in the form of the Company’s Common Stock, calculated based on the closing stock price on the first trading day of the corresponding month. During the three months ended March 31, 2022, the company issued 13,657 shares to the designer and charged $20,000 to operations as designer fee.

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

Shares Issued to Employees

On November 10, 2020, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2020. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $11,880, which was calculated based on the stock price of $1.98 per share on November 10, 2020, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 10, 2020, 25% on March 31, 2021, 25% on June 30, 2021 and 25% on September 30, 2021. During the three months ended March 31, 2021, the Company amortized $2,970 to operations as stock compensation expense.

On November 11, 2021, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2021. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2021 Omnibus Equity Plan. The fair value of these shares was $13,200, which was calculated based on the stock price of $2.20 per share on November 11, 2021, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 10, 2021, 25% on March 31, 2022, 25% on June 30, 2022 and 25% on September 30, 2022. During the three months ended March 31, 2022, the Company amortized $3,300 to operations as stock compensation expense.

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

As of March 31, 2022, unrecognized share-based compensation expense was $415,305.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2022	340,500	$5.97	1.32
Exercisable at January 1, 2022	340,500	5.97	1.32

Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2022	340,500	5.97	1.07
Exercisable at March 31, 2022	340,500	5.97	1.07

(1)	The intrinsic value of the stock options at March 31, 2022 is the amount by which the market value of the Company’s common stock of $1.50 as of March 31, 2022 exceeds the average exercise price of the option. As of March 31, 2022, the intrinsic value of the outstanding and exercisable stock options was $nil.

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

Note 11 - Geographical Analysis

Geographical distribution of sales consisted of the following for the three months ended March 31, 2022 and 2021:

	2022	2021
Geographical Areas
North America	$3,612,012	3,006,431
Asia	-	178,282
Other countries	53,934	146,854
	$3,665,946	$3,331,567

Geographical location of identifiable long-lived assets as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Geographical Areas
North America	$2,839,985	$2,986,290
Asia	577,437	683,124
	$3,417,422	$3,669,414

Note 12- Lease

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

The Company has entered into several lease agreements for office and warehouse space in Commerce, California and showroom space in Las Vegas, Nevada and High Point, North Carolina (see Note 9) on monthly or annual terms.

On July 15, 2019, Nova Malaysia entered into a sublease agreement for warehouse space with a two-year term, expiring on July 14, 2021. The initial monthly rental payment was 20,000 Malaysia Ringgit ($4,771) and was increased to 35,000 Malaysia Ringgit ($8,349) effective August 1, 2020. On July 15, 2021, Nova Malaysia extended the lease for another two years with an expiration date of July 31, 2023.

On October 29, 2019, Nova Malaysia entered into a lease agreement for a showroom with a two-year term, commencing on December 1, 2019 and expiring on November 30, 2021. On November 26, 2021, Nova Malaysia extended the lease to November 30, 2022 with an option for renewal for another term of 24 months. The monthly rental payment is 9,280 Malaysia Ringgit ($2,214).

On August 20, 2020, Nova Malaysia entered into a sublease agreement for an office and service center with a two-year term, commencing on September 1, 2020 and expiring on August 31, 2022. The monthly rental payment is 30,000 Malaysia Ringgit ($7,156).

Operating lease expense for the three months ended March 31, 2022 and 2021 was as follows:

	2022	2021

Operating lease cost – straight line	$215,542	$200,794

The following is a schedule, by years, of maturities of operating lease liabilities as of March 31, 2022:

Operating Leases
2023	$808,588
2024	717,317
2025	703,469
2026	706,375
Thereafter	419,174
Total undiscounted cash flows	3,354,923
Less: imputed interest	(234,577)
Present value of lease liabilities	3,120,346

Lease Term and Discount Rate

March 31, 2022
Weighted-average remaining lease term - years
Operating leases - USA	4.59
Operating leases - Malaysia	1.55

Weighted-average discount rate (%)
Operating leases - USA	3.25%
Operating leases - Malaysia	2.78%

Supplemental cash flow information related to leases where the Company was the lessee for the three months ended March 31, 2022 and 2021 was as follows:

	2022	2021

Operating cash outflows from operating leases	$212,771	$209,762

Note 13 - Commitments and Contingencies

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

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” the negatives of such terms and other terms of similar meaning typically identify forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10K). The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2021 Form 10-K. Unless the context otherwise requires, references in this report to “we,” “us,” “Nova,” “Nova Lifestyle” or the “Company” refer to Nova Lifestyle, Inc. and its subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The following discussion and analysis are based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”). All references to the first quarter and first three months of 2022 and 2021 mean the three-month periods ended March 31, 2022 and 2021. In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2021 Form 10-K.

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

We are a U.S. holding company with no material assets in the U.S. other than the ownership interests of our wholly owned subsidiaries through which we market, design and sell residential and commercial furniture worldwide: Nova Furniture Limited domiciled in the British Virgin Islands (“Nova Furniture”), Nova Furniture Ltd. domiciled in Samoa (“Nova Samoa”), Diamond Bar Outdoors, Inc. domiciled in California (“Diamond Bar”), Nova Living (M) SDN. BHD. domiciled in Malaysia (“Nova Malaysia”) and Nova Living (HK) Group Limited domiciled in Hong Kong (“Nova HK”). The Company had two former subsidiaries Bright Swallow International Group Limited domiciled in Hong Kong (“Bright Swallow” or “BSI”) which was sold in January 2020 and Nova Furniture Macao Commercial Offshore Limited domiciled in Macao (“Nova Macao”) which completed the de-registration and liquidation process in January 2021.

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

On November 5, 2020, Nova LifeStyle, Inc. acquired Nova Living (HK) Group Limited (“Nova HK”) which was incorporated in Hong Kong on November 6, 2019. This company has had minimal operations. In February 2022, Nova HK also entered a de-registration process and is in the process of transferring all its assets and business to Nova Malaysia.

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

Beginning in early 2020, a strain of novel coronavirus (“COVID-19”) has spread globally including the U.S. and Malaysia. In March 2020, the World Health Organization declared the COVID-19 a pandemic. In response to the evolving dynamics related to the COVID-19 outbreak, the Company has been following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and retail partners. The Company’s two showrooms and warehouse in Malaysia was closed from March, 2020 to May, 2020. The Los Angeles facility closed on March 16, 2020 and reopened in full operation on June 1, 2020. On May 12, 2020, the Company’s Kuala Lumpur office and warehouse reopened for business. On August 28, 2020, the Malaysia government extended the shutdown order to all business until March 5, 2021 After the re-opening on March 5, 2021, Malaysia government imposed a new nationwide lockdown on May 12, 2021 until early June 2021 which was subsequently extended to early October 2021. In October 2021, the Order was lifted for people who are fully vaccinated and our store is reopened now. In April 2022, Malaysia has reopened the border for foreign visitors. The third-party contract manufacturers that the Company utilizes in China were closed from the beginning of the Lunar New Year Holiday at the end of January 2020 through the beginning of March 2020. In 2022, there have been outbreaks of the Omicron variant of COVID-19 in Hong Kong and many other cities in China, and travel restrictions, mandatory COVID-19 tests, quarantine requirements and/or temporary closure of office buildings and facilities have been imposed by local governments. Although our suppliers in China have not been materially and negatively impacted by such outbreaks , the government authorities may issue new orders of office closure, travel and transportation restrictions in China due to the resurgence of the COVID-19 and outbreak of new variants, which could cause the delay of the delivery from our suppliers in China. Certain of the Company’s new products are being sourced from manufacturers in India starting in 2020. The factories in India suspended their operations as a result of the COVID-19 pandemic during March through early May 2020. Currently, the factories in India are open for operations. Shipping of products from Asia has experienced significant delays since the onset of the pandemic and the costs of shipping from Asia have increased since the onset; and we have experienced and may continue to experience shipping disruptions in the future. Finally, the Company expects that the impact of the COVID-19 outbreak on the United States and world economies will continue to have a material adverse impact on the demand for its products. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the future business interruption and the related financial impact cannot be reasonably estimated at this time.

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

Principal Factors Affecting Our Financial Performance

At the beginning of 2019, we commenced a transition of our business. We began moving away from low margin products. This move was intended to improve our gross profit margin, receivable collections and net profitability, and to increase our return on long-term equity. We decided to terminate sales and marketing efforts to customers that represented a high purchase volume but low profit margin, and we adjusted our product line, which included the launch of our Summer 2019 Collection in the Las Vegas Market, with a view to attracting a higher-end ultimate customer. We believe these new strategies, will provide us with significant long term growth opportunities. The transition has and is expected to continue to adversely impact our revenue and our net profit in the short-term as we roll out new products and market those products to our existing client base and to new potential customers better suited for the higher end products, and as we assess our new products’ market acceptance. Significant factors that we believe could affect our operating results are the (i) prices of our products to our international retailer and wholesaler customers and their markups to end consumers; (ii) general economic conditions in the U.S., Chinese, and other international markets; and (iii) trade tariffs imposed by the United States on certain products manufactured in China; and (iv) the consequences of the COVID-19 outbreak throughout the world; and (v) continued significant delays in the receipt of shipments of our products from Asia and increased costs of shipping from Asia. We believe most of our customers are willing to pay for our high quality and stylish products, timely delivery, and strong production capacity at price levels which we expect will allow us to maintain a relatively high gross profit margin for our products. We do not manufacture our products, but instead we utilize third-party manufacturers. In response to the tariffs imposed by the United States on certain products manufactured in China, we are in the process of shifting a portion of our product manufacturing from third-party manufacturers located in China to third-party manufacturers located in other parts of Asia, such as Vietnam, India and/or Malaysia, countries unaffected by the tariffs. Implementation of a relocation of manufacturing (which by necessity includes an assessment of the factory’s ability to deliver the quantity of the product, in accordance with the Company’s specifications, and in accordance with the Company’s quality control requirements) is time-consuming, but a portion of our manufacturing has been transitioned to Malaysia and India starting in 2020 and we expect that more of our manufacturing will be transitioned to one or more of these venues once the COVID-19 outbreak dissipates. Some of our manufacturing will continue to be performed in China because the intellectual know-how necessary to manufacture certain products is not generally available in other Asian countries. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites should also allow us at least to maintain our gross profit margins. The markets in North America (excluding the United States) and particularly in Europe remain challenging because such markets are experiencing a slow-down and may be entering a recession due to the COVID-19 pandemic and war in Ukraine.

Critical Accounting Policies

While our significant accounting policies are described more fully in Note 2 to our accompanying unaudited condensed consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this Management’s Discussion and Analysis.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for Nova LifeStyle and its subsidiaries, Diamond Bar, i Design, Nova Furniture, Nova Samoa, Nova Malaysia and Nova HK.

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

Accounts Receivable

Our accounts receivable arises from product sales. We do not adjust receivables for the effects of a significant financing component at contract inception if we expect to collect the receivables in one year or less from the time of sale. We do not expect to collect receivables greater than one year from the time of sale. Our policy is to maintain an allowance for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. We maintained an allowance for bad debt of $2,924 and $1,741 as of March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022 and 2021, bad debts provision (reversal) were $1,880 and ($3,460), respectively. As of March 31, 2022, we had gross receivable of $292,398 of which no amount was over 90 days past due. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing trade accounts receivable. We determine the allowance based on historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

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

Nova Lifestyle, Inc. and Diamond Bar are subject to U.S. federal and state income taxes. Nova Furniture BVI was incorporated in the BVI and Nova Samoa was incorporated in Samoa. There is no income tax for companies domiciled in the BVI and Samoa. Accordingly, the Company’s condensed consolidated financial statements do not present any income tax provisions related to the BVI and Samoa tax jurisdictions where Nova Furniture BVI and Nova Samoa are domiciled. Nova Malaysia is incorporated in Malaysia and is subject to Malaysia income taxes. Nova HK is incorporated in Hong Kong and is subject to Hong Kong income taxes.

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the quarter ended March 31, 2022, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault. As alternatives for the product return option, the customers have the option of asking us for a discount for products with quality issues, or of receiving replacement parts from us at no cost. The amount of reserves for return of products, the discount provided to the customers, and cost for the replacement parts were immaterial for the three months ended March 31, 2022.

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling expenses on our condensed consolidated statements of operations.

Foreign Currency Translation and Transactions

The accompanying unaudited condensed consolidated financial statements are presented in United States Dollar (“$” or “USD”), which is also the functional currency of Nova LifeStyle, Nova Furniture, Nova Samoa, Diamond Bar, Nova HK and i Design.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2022	RM4.20 to 1
December 31, 2021	RM4.18 to 1

Income statement and cash flow items
For the three months ended March 31, 2022	RM4.19 to 1
For the three months ended March 31, 2021	RM4.07 to 1

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

We concluded that we had one reportable segment under ASC 280 because Diamond Bar is a furniture distributor based in California focusing on customers in the US, Nova HK was a furniture distributor based in Hong Kong focusing on international customers and Nova Malaysia is a furniture retailer and distributor focusing on customers primarily in Malaysia. Each of our subsidiaries is operated under the same senior management of our company, and we view the operations of Diamond Bar, Nova HK and Nova Malaysia as a whole for making business decisions. Our long-lived assets are mainly property, plant and equipment located in the United States and Malaysia for administrative purposes.

Net sales to customers by geographic area are determined by reference to the physical product shipment delivery locations requested by our customers. For example, if the products are delivered to a customer in the U.S., the sales are recorded as generated in the U.S.; if the customer directs us to ship its products to China, the sales are recorded as sold in China.

New Accounting Pronouncements

Recently Adopted Accounting Standards

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company applied the new standard beginning January 1, 2022. The adoption of the new standard did not have any impact on our condensed consolidated financial statement presentation or disclosures.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This update is effective for annual periods beginning after December 15, 2021, and early application is permitted. This guidance should be applied either prospectively to all transactions that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or retrospectively to those transactions. The Company adopted ASU 2021-10 beginning January 1, 2022. The adoption of ASU 2021-10 did not have any impact on our condensed consolidated financial statements.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 is to be adopted on a modified retrospective basis. As a smaller reporting company, ASU 2016-13 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. In March 2022, the FASB issued ASU 2022-02, Topic 326. The ASU eliminates the accounting guidance for trouble debt restructurings by creditors in Subtopic 310-40, and enhances the disclosure requirements for modifications of loans to borrowers experiencing financial difficulty. Additionally, the ASU requires disclosure of gross writeoffs of receivables by year of origination for receivables within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. This ASU is effective for periods beginning after December 15, 2022. We are currently evaluating the impact that the adoption of ASU 2016-13 and ASU 2022-02 will have on our consolidated financial statement presentations and disclosures.

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

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

The following table sets forth the results of our operations for the three months ended March 31, 2022 and 2021. Certain columns may not add due to rounding.

	Three Months Ended March 31,
	2022		2021
	$	% of Sales	$	% of Sales
Net sales	$3,665,946		$3,331,567
Cost of sales	(2,137,618)	(58)%	(1,951,255)	(59)%
Gross profit	1,528,328	42%	1,380,312	41%
Operating expenses	(2,393,291)	(65)%	(2,146,415)	(64)%
Loss from operations	(864,963)	(24)%	(766,103)	(23)%
Other (expenses) income, net	(33,084)	(1)%	12,242	0%
Income tax expenses	-	-%	(9,676)	-%
Net loss	(898,047)	(25)%	(763,537)	(23)%

Net Sales

Net sales for the three months ended March 31, 2022 were $3.67 million, an increase of 10.0% from $3.33 million in the same period of 2021. This increase in net sales resulted primarily from a 16.2% increase in average selling price, partially offset by a 5.3% decrease in sales volume. Our three largest selling product categories in the three months ended March 31, 2022 were sofas, beds and chairs, which accounted for approximately 45%, 14% and 10% of sales, respectively. In the three months ended March 31, 2021, the three largest selling categories were sofas, beds and coffee tables, which accounted for approximately 49%, 15% and 8% of sales, respectively.

The $0.33 million increase in net sales in the three months ended March 31, 2022, compared to the same period of 2021, was mainly due to increased sales to North America. Sales to North America increased by 20.0% to $3.61 million in the three months ended March 31, 2022, as compared to $3.01 million in the same period of 2021. It was primarily due to the change of our sales strategy to seek sales of products of higher margins. Sales to other countries decreased by $92,920 to $53,934 in the three months ended March 31, 2022 from $146,854 in the same period of 2021, primarily due to receiving less sales orders from our customers in other countries. Sales to Asia decreased to $nil in the three months ended March 31, 2022, compared to $178,282 in the same period of 2021, primarily due to no sales orders from our customers in Malaysia because of the rising of inflation rate that reduced consumers’ purchasing power even though there were recent signs of economy recovery from the COVID-19 outbreak and lockdowns.

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales increased by 9.6% to $2.14 million in the three months ended March 31, 2022, compared to $1.95 million in the same period of 2021. Cost of sales as a percentage of sales decreased to 58% in the three months ended March 31, 2022, compared to 59% in the same period of 2021. The increase of cost of sales in dollar term primarily resulted from the increase of the sales. The decrease in cost of sales as a percentage of sales was a result that we focused on selling products with higher profit margin.

Gross Profit

Gross profit was $1.53 million in the three months ended March 31, 2022, compared to gross profit of $1.38 million in the same period of 2021, representing an increase in gross profit of $0.15 million. Our gross profit margin was 42% in the three months ended March 31, 2022, compared to a gross profit margin of 41% in the same period of 2021. The increase in gross profit margin was a result that we focused on selling products with higher profit margin.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses and loss on disposal of fixed assets. Operating expenses were $2.39 million in the three months ended March 31, 2022, compared to $2.15 million in the same period of 2021. Selling expenses were $768,333 in the three months ended March 31, 2022, very close to $768,085 in the same period of 2021. In addition, general and administrative expenses increased by 15.2%, or $0.21 million, to $1.59 million in the three months ended March 31, 2022, from $1.38 million in the same period of 2021, primarily due to an increase in technology services fee and consulting fees of $0.16 million and $0.12 million, respectively, while the increase was partially offset by the decrease of $78,726   in auditing expenses. Also, the increase in operating expenses was a result of a loss on disposal of fixed assets of $36,549 due to the de-registration of our subsidiary Nova HK.

Other (Expenses) Income, Net

Other expenses, net, was $33,084 in the three months ended March 31, 2022, compared with other income, net, of $12,242 in the same period of 2021, representing an increase in other expenses of $45,326. The increase in other expenses was due primarily to the decrease of foreign exchange gain to $17,763 for the three months ended March 31, 2022 from foreign exchange gain of $68,984 in the same period of 2021. The decrease in gain in March 31, 2022 was mainly a result of the depreciation of Malaysian Ringgit against U.S. dollars on the Company’s assets in Malaysia. The increase in other expenses was partially offset by the decrease in financial expense.

Income Tax Expenses

Income tax expense was $nil in the three months ended March 31, 2022, compared with $9,676 in the same period of 2021. The income tax expenses were primarily related to the foreign-sourced earnings from one of our subsidiaries, Nova HK for the three months ended March 31, 2021.

Net Loss

As a result of the foregoing, our net loss was $0.90 million in the three months ended March 31, 2022, compared with net loss of $0.76 million for the same period of 2021.

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

We rely primarily on internally generated cash flow and available working capital to support growth. We may seek additional financing in the form of bank loans or other credit facilities or funds raised through offerings of our equity or debt, if and when we determine such offerings are required. As of March 31, 2022, we do not have any credit facilities. We believe that our current cash and cash equivalents and anticipated cash receipts from sales of products will be sufficient to meet our anticipated working capital requirements and capital expenditures for the next 12 months.

We had net working capital of $23,028,776 on March 31, 2022, a decrease of $725,780 from net working capital of $23,754,556 on December 31, 2021. The ratio of current assets to current liabilities was 11.06-to-1 on March 31, 2022.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2022 and 2021:

	2022	2021
Cash provided by (used in):
Operating activities	$(856,595)	$(880,935)
Investing activities	-	-
Financing activities	-	-

Net cash used in operating activities was $0.86 million in the three months ended March 31, 2022, a decrease of cash outflow of $24,340 from $0.88 million of cash used in operating activities in the same period of 2021.

The decrease of cash outflow was attributable primarily to the increase in cash inflow for advance to suppliers of $0.41 million to $0.44 million cash inflow in the three months ended March 31, 2022, compared to $30,806 cash inflow in the same period of 2021, such increase in cash inflow being mainly due to less deposits paid to our suppliers with more goods being received from them. Also, the increase in cash inflow for accounts payable of $0.57 million to $0.32 million cash inflow in the three months ended March 31, 2022, compared to $0.25 million cash outflow in the same period of 2021, such increase in cash inflow being mainly because more purchases were made on credit due to the increase of sales. The decrease of cash outflow in the first quarter of 2022 was also attributable to decreased cash outflow of $0.20 million from advance from customers to $24,953 in the three months ended March 31, 2022, compared to $0.23 million in the same period of 2021. The change of cash outflow from accrued liabilities and other payables of $64,427 in the three months ended March 31, 2021 to cash inflow of $0.19 million in the three months ended March 31, 2022.

The decrease in operating cash outflow was partially offset by (i) an increased cash outflow of $0.54 million in accounts receivable to $0.19 million cash outflow in the three months ended March 31, 2022, compared to $0.35 million cash inflow in the same period of 2021, such increase in cash outflow being mainly a result of the increase of our sales on credit in the first quarter of 2022, compared to the same period of 2021; (ii) the increase in cash outflow for inventories of $0.91 million to $1.04 million cash outflow in the three months ended March 31, 2022, compared to $0.13 million in the same period of 2021, such increase in cash outflow being mainly due to more purchase was made in the three months ended March 31, 2022.

Net cash provided by investing activities was $nil in the three months ended March 31, 2022 and 2021.

Net cash provided by financing activities was $nil in the three months ended March 31, 2022 and 2021.

As of March 31, 2022, we had gross accounts receivable of $292,398, of which $228,332 was not yet past due and $64,066 was less than 90 days past due. We had an allowance for bad debt of $2,924. As of May 9, 2022, accounts receivable of $264,988 outstanding as of March 31, 2022 had been collected.

All accounts receivable outstanding on December 31, 2021 had been collected during 2022.

As of March 31, 2022 and December 31, 2021, we had advances to suppliers of $267,920 and $707,264, respectively. These supplier prepayments are made for goods before we actually receive them.

For a new product, the normal lead time from new product R&D, prototype, and mass production to delivery of goods from our suppliers to us is approximately six to nine months after we make advance payments to our suppliers. For other products, the typical time is five months after our advance payment. Due to the COVID-19 pandemic, freight transportation of products from our international suppliers has been delayed or suspended during the outbreak. As such, no reserve on supplier prepayments had been made or recorded by us. We will consider the need for a reserve when and if a supplier fails to fulfill our orders within the time frame as stipulated in the purchase contracts. As of March 31, 2022 and December 31, 2021, no reserve on supplier prepayments had been made or recorded by us.

As of May 9, 2022, 85% of our advances to suppliers outstanding on March 31, 2022 had been delivered to us in the form of purchases of furniture.

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

Other Long-Term Liabilities

As of March 31, 2022, we recorded long-term taxes payable of $1.54 million, consisting of an income tax payable of $1.54 million, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on our post-1986 foreign unremitted earnings, and a $0.01 million unrecognized tax benefit, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2022. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during or subsequent to the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

This Quarterly Report on Form 10-Q should be read in conjunction with our 2021 Form 10-K, which describes various material risks and uncertainties to which we are or may become subject. These risks and uncertainties could, directly or indirectly, adversely affect our business, results of operations, financial condition, liquidity, or cash flows and could cause our actual results to differ materially from our past results or the results contemplated by any forward-looking statements we make.

Material changes from the risk factors set forth in our 2021 Form 10-K are set forth below:

Our shares may be delisted under the HFCA Act as the PCAOB is unable to inspect our auditor with presence in Hong Kong, and the delisting of our shares, or the threat of their being delisted, may materially and adversely affect the value of your investment.

The Holding Foreign Companies Accountable Act (“HFCA Act”) was enacted on December 18, 2020. The HFCA Act states if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit our shares from being traded on a national securities exchange or in the over the counter trading market in the United States. On December 2, 2021, the SEC adopted final amendments to its rules implementing the HFCA Act. Such amendments require certain SEC to submit documentation and make disclosures required under the HFCA Act. In addition, the final amendments also establish procedures that the SEC follows in (i) determining whether a registrant is a “Commission-Identified Issuer” and (ii) prohibiting the trading on U.S. securities exchanges and in the over-the-counter market of securities of a “Commission-Identified Issuer” under the HFCA Act.  The final amendments became effective on January 10, 2022.  Our financial statements contained in the annual report on Form 10-K for the year ended December 31, 2021 have been audited by Centurion ZD CPA & Co., an independent registered public accounting firm that is headquartered in Hong Kong. Centurion ZD CPA & Co., is a firm registered with the PCAOB, and is required by the laws of the U.S. to undergo regular inspections by the PCAOB to assess its compliance with the laws of the U.S. and professional standards. However, because our auditor is based in Hong Kong, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval, our auditor and its audit work are not currently able to be inspected independently and fully by the PCAOB. The PCAOB announced on December 16, 2021 that it had issued its report notifying the SEC of its determination that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong. With respect to our Company the PCAOB reported that it was unable to inspect or investigate our auditor, Centurion ZD CPA & Co., which audited the Company’s financial statements included in our Annual Report on Form 10-K for year ended December 31, 2021 and which is located in Hong Kong. On April 21, 2022, the SEC provisionally identified the Company as a Commission-Identified Issuer on the SEC’s website at www.sec.gov/HFCAA. That provisional identification became final on May 12, 2022.

The Company understands that if the SEC makes the same determination in 2023 and 2024 due to the PCAOB’s continued inability to inspect or investigate completely the Company’s independent auditor, the SEC could prohibit trading of the shares of common stock of the company on the NASDAQ Capital Market, any other U.S. securities exchange, and in the over-the-counter market as early as 2024; and as a result an Nasdaq may determine to delist our shares. Such a trading prohibition and delisting would substantially impair, if not preclude your ability to sell or purchase our securities, and the risks and uncertainties associated with a potential trading prohibition could have a negative impact on the price of our shares of Common Stock in the near term. Further, new laws and regulations or changes in laws and regulations could affect our ability to continue to have our securities listed on Nasdaq, which could materially impair the market for, and market price of, our securities. In addition, if certain legislation pending in the U.S. Congress, and passed by the U.S. Senate, as previously disclosed in our Annual Report on Form 10-K for year ended December 31, 2021, becomes law, such a prohibition could take effect as early as 2023. The Company and the audit committee of the Board of the Company will continue to monitor developments of these legislations and evaluate all options.

The Company has determined to engage Centurion ZD CPA & Co. to audit its financial statements for the year ending December 31, 2022; however as a result of the restrictions and uncertainties presented by the HFCA Act the Company does not intend to engage Centurion ZD CPA & Co. thereafter, unless circumstances change such that the PCAOB is able to conduct a full inspection of Centurion ZD CPA & Co. during the required timeframe. The Company has begun the process of interviewing independent public accounting firms that are registered with the PCAOB and that are subject to PCAOB inspection to replace Centurion ZD CPA & Co., with a view to engaging such a firm to audit its financial statements for the year ending December 31, 2023, and the Company thereby expects to regain compliance with the HFCA Act.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer

101.INS†	Inline XBRL Instance Document
101.SCH†	Inline XBRL Schema Document
101.CAL†	Inline XBRL Calculation Linkbase Document
101.DEF†	Inline XBRL Definition Linkbase Document
101.LAB†	Inline XBRL Label Linkbase Document
101.PRE†	Inline XBRL Presentation Linkbase Document
104†	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Filed herewith

‡ Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVA LIFESTYLE, INC.
(Registrant)

Date: May 13, 2022	By:	/s/ Thanh H. Lam
Thanh H. Lam Chairperson and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2022		/s/ Jeffery Chuang
Jeffery Chuang Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

