Form 10-Q
period 2022-06-30
Nova Lifestyle, Inc.
filed 2022-08-12
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36259

NOVA LIFESTYLE, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6565 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

(323) 888-9999
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NVFY	Nasdaq Stock Market

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

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,882,021 shares of common stock outstanding as of August 10, 2022.

Nova LifeStyle, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$4,682,698	$6,276,106
Accounts receivable, net	208,255	103,397
Advance to suppliers	302,721	707,264
Inventories	13,469,887	17,656,175
Prepaid expenses	406,457	406,366
Other receivables	26,376	120,634
Tax receivable	—	299,011

Total Current Assets	19,096,394	25,568,953

Noncurrent Assets
Plant, property and equipment, net	414,810	510,680
Operating lease right-of-use assets, net	2,768,825	3,158,734
Lease deposit	71,100	72,651
Goodwill	218,606	218,606

Total Noncurrent Assets	3,473,341	3,960,671

Total Assets	$22,569,735	$29,529,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF JUNE 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021

	June 30, 2022	December 31, 2021
	(Unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$375,976	$358,362
Operating lease liability, current	701,661	731,284
Advance from customers	344,139	394,376
Accrued liabilities and other payables	537,008	326,679
Other loan interest payable	2,149	3,696
Income tax payable	204,847	—

Total Current Liabilities	2,165,780	1,814,397

Noncurrent Liabilities
Other Loan	150,000	150,000
Operating lease liability, non-current	2,222,349	2,577,567
Income tax payable	1,157,604	1,543,472

Total Noncurrent Liabilities	3,529,953	4,271,039

Total Liabilities	5,695,733	6,085,436

Contingencies and Commitments

Stockholders’ Equity
Common stock, $0.001 par value; 15,000,000 shares authorized, 6,891,313 and 6,836,742 shares issued and outstanding; as of June 30, 2022 and December 31, 2021, respectively	6,892	6,837
Additional paid-in capital	42,974,288	42,660,383
Accumulated other comprehensive income	87,258	381,850
Accumulated deficits	(26,194,436)	(19,604,882)

Total Stockholders’ Equity	16,874,002	23,444,188

Total Liabilities and Stockholders’ Equity	$22,569,735	$29,529,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)

Net Sales	$7,478,993	$6,881,583	$3,813,047	$3,550,016

Cost of Sales	9,498,842	9,508,404	7,361,224	7,557,149

Gross Loss	(2,019,849)	(2,626,821)	(3,548,177)	(4,007,133)

Operating Expenses
Selling expenses	1,538,544	1,646,842	770,211	878,757
General and administrative expenses	2,952,737	2,771,043	1,364,328	1,392,713
Loss on disposal of fixed assets	36,549	—	—	—

Total Operating Expenses	4,527,830	4,417,885	2,134,539	2,271,470

Loss From Operations	(6,547,679)	(7,044,706)	(5,682,716)	(6,278,603)

Other Income (Expenses)
Foreign exchange transaction income (loss)	63,644	34,428	45,881	(34,556)
Interest (expense) income, net	(5,959)	25,911	(2,885)	28,301
Financial expense	(99,560)	(111,636)	(51,787)	(57,284)

Total Other Expenses, Net	(41,875)	(51,297)	(8,791)	(63,539)

Loss Before Income Taxes	(6,589,554)	(7,096,003)	(5,691,507)	(6,342,142)

Income Tax Expense	—	(13,061)	—	(3,385)

Net Loss	(6,589,554)	(7,109,064)	(5,691,507)	(6,345,527)

Other Comprehensive Loss
Foreign currency translation	(294,592)	(392,764)	(239,719)	(163,917)

Net Loss and Comprehensive Loss	(6,884,146)	(7,501,828)	(5,931,226)	(6,509,444)

Weighted average shares outstanding - Basic and Diluted	6,860,907	5,601,988	6,876,963	5,605,261

Net loss per share of common stock
Basic and Diluted	$(0.96)	$(1.27)	$(0.83)	$(1.13)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

Three Months Ended June 30, 2022

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits	Equity

Balance at beginning of period	6,856,899	$6,857	$42,811,695	$326,977	$(20,502,929)	$22,642,600

Stock issued to employees	1,500	2	3,298	-	-	3,300

Stock issued to consultants	32,914	33	159,295	-	-	159,328

Foreign currency translation loss	-	-	-	(239,719)	-	(239,719)

Net loss	-	-	-	-	(5,691,507)	(5,691,507)

Balance at end of period	6,891,313	$6,892	$42,974,288	$87,258	$(26,194,436)	$16,874,002

Three Months Ended June 30, 2021

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits	Equity

Balance at beginning of period	5,602,734	$5,602	$39,779,842	$569,443	$(405,926)	$39,948,961

Stock issued to employees	1,500	2	2,968	-	-	2,970

Stock issued to consultants	5,000	5	9,895	-	-	9,900

Foreign currency translation loss	-	-	-	(163,917)	-	(163,917)

Net loss	-	-	-	-	(6,345,527)	(6,345,527)

Balance at end of period	5,609,234	$5,609	$39,792,705	$405,526	$(6,751,453)	$33,452,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

Six Months Ended June 30, 2022

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits)	Equity

Balance at beginning of period	6,836,742	$6,837	$42,660,383	$381,850	$(19,604,882)	$23,444,188

Stock issued to employees	3,000	3	6,597	-	-	6,600

Stock issued to consultants	51,571	52	307,308	-	-	307,360

Foreign currency translation loss	-	-	-	(294,592)	-	(294,592)

Net loss	-	-	-	-	(6,589,554)	(6,589,554)

Balance at end of period	6,891,313	$6,892	$42,974,288	$87,258	$(26,194,436)	$16,874,002

Six Months Ended June 30, 2021

				Accumulated		Retained
			Additional	Other		Earnings	Total
	Common stock		Paid	Comprehensive	Statutory	(Accumulated	Stockholders’
	Shares	Amount	in Capital	Income	Reserve	Deficits)	Equity

Balance at beginning of period	5,596,234	$5,596	$39,766,978	$798,290	$6,241	$351,370	$40,928,475

Stock issued to employees	3,000	3	5,937	-	-	-	5,940

Stock issued to consultants	10,000	10	19,790	-	-	-	19,800

De-registration and liquidation of Nova Macau	-	-	-	-	(6,241)	6,241	--

Foreign currency translation loss	-	-	-	(392,764)	-	-	(392,764)

Net loss	-	-	-	-	-	(7,109,064)	(7,109,064)

Balance at end of period	5,609,234	$5,609	$39,792,705	$405,526	$-	$(6,751,453)	$33,452,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

	Six Months ended June 30,
	2022	2021

Cash Flows From Operating Activities
Net loss	$(6,589,554)	$(7,109,064)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	42,161	38,526
Amortization of operating lease right-of-use assets	378,403	385,816
Loss on disposal of fixed assets	36,549	—
Write down of inventories	5,119,054	5,526,307
Stock based compensation expense	313,960	25,740
Changes in bad debt allowance	1,060	(3,590)
Changes in operating assets and liabilities:
Accounts receivable	(105,918)	359,078
Advance to suppliers	404,543	62,921
Inventories	(932,766)	124,171
Other current assets	86,299	(703,768)
Operating lease liabilities	(370,841)	(363,836)
Accounts payable	17,614	(193,852)
Advance from customers	(50,237)	(3,777)
Accrued liabilities and other payables	209,791	421,366
Taxes payable	117,990	(180,832)

Net Cash Used in Operating Activities	(1,321,892)	(1,614,794)

Cash Flows From Investing Activities
Loan to an unrelated party	—	(1,220,226)
Purchase of property and equipment	(1,487)	(152,950)

Net Cash Used in Investing Activities	(1,487)	(1,373,176)

Cash Flows From Financing Activities

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$(270,029)	$(251,665)

Net decrease in cash and cash equivalents	(1,593,408)	(3,239,635)

Cash and cash equivalents, beginning of period	6,276,106	8,744,784

Cash and cash equivalents, ending of period	$4,682,698	$5,505,149

Supplemental Disclosure of Cash Flow Information
Cash paid during period for:
Income tax payments	$42,102	$193,948
Interest expense	$8,013	$2,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

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

On December 7, 2017, Nova LifeStyle incorporated i Design Blockchain Technology, Inc. (“i Design”) under the laws of the State of California. The purpose of i Design is to build the Company’s own blockchain technology team. This new company will focus on the application of blockchain technology in the furniture industry, including encouraging and facilitating interactions among designers and customers, and building a blockchain-powered platform that enables designers to showcase their products, including current and future furniture designs. This company is in the planning stage and has had minimal operations through June 30, 2022.

On December 12, 2019, Nova LifeStyle acquired Nova Malaysia at cost of $1.00 which was incorporated in Malaysia on July 26, 2019. The purpose of this acquisition was to market and sell high-end physiotherapeutic jade mats in Malaysia.

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

COVID-19

Beginning in 2020, a strain of novel coronavirus (“COVID-19”) has spread globally and, at this point, the Company’s operations has been adversely impacted by the COVID-19 pandemic. In particular, Nova Malaysia had not been able to operate in normal condition due to Malaysian government’s shut down orders which resulted in sales lagging and slow-moving inventories. The Company’s two showrooms in Kuala Lumpur were closed from March 2020 to May 2020 and closed again from August 2020 to March 5, 2021. Malaysia government imposed a new nationwide lockdown on May 12, 2021 until early June 2021, then the lockdown was extended to early October 2021. In October 2021, Malaysia government lifted lockdown order for people fully vaccinated against COVID-19 and our store has been reopened since then. In April 2022, Malaysia also has reopened the border for foreign visitors. However, COVID-19 in Malaysia increased financial vulnerability for those affected households and business which contributed to significant decrease of sales and risk of continuous sluggish sales. As a result, we further lowered the estimated sales quantities of the inventories during the interim review. The Company expects that the impact of the COVID-19 outbreak in the United States and world economies will also continue to have a material adverse impact on the demand for its products. In 2022, there have been outbreaks of the Omicron variant of the COVID-19 in Hong Kong and many other cities in China, and travel restrictions, mandatory COVID-19 tests, quarantine requirements and/or temporary closure of office buildings and facilities have been imposed by local governments.

Although our suppliers in China have not been materially and negatively impacted by such outbreaks, the government authorities may issue new orders of office closure, travel and transportation restrictions in China due to the resurgence of the COVID-19 and outbreak of new variants, which could cause the delay of the delivery from our suppliers in China.

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

The interim condensed consolidated financial information as of June 30, 2022 and for the six months and three months ended June 30, 2022 and 2021 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, previously filed with the SEC on April 8, 2022.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of June 30, 2022, its interim condensed consolidated results of operations and cash flows for the six months and three months ended June 30, 2022 and 2021, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, supply chain disruption, depress demand for the Company’s products, and adversely impact its results of operations. During the six months ended June 30, 2022, the Company continued to face increasing uncertainties around its estimates of revenue collectability, accounts receivable credit losses and valuation of inventories. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Its estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its unaudited condensed consolidated financial statements.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the two-step goodwill impairment test for the Diamond Bar reporting unit. Accordingly, as of June 30, 2022 and December 31, 2021, the Company concluded there was no impairment of goodwill of Diamond Bar.

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

Balance on January 1, 2022	$1,044
Provision for the period	1,060
Balance on June 30, 2022	$2,104

The bad debts provision (reversal) for the six months ended June 30, 2022 and 2021 was $1,060 and ($3,590), respectively; and ($820) and ($130) for the three months ended June 30, 2022 and 2021, respectively.

Advances to Suppliers

Advances to suppliers are reported net of allowance when the Company determines that amounts outstanding are not likely to be collected in cash or utilized against purchase of inventories. Based on its historical record and in normal circumstances, the Company receives goods within 5 to 9 months from the date the advance payment is made. Due to the COVID-19 pandemic, freight transportation of products from the Company’s international suppliers has been delayed or suspended during the outbreak. Any provisions for allowance for advances to suppliers, if deemed necessary, are included in general and administrative expenses in the condensed consolidated statements of operations. During the six months and three months ended June 30, 2022 and 2021, no provision was made on advances to suppliers.

Inventories

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions.

Plant, Property and Equipment

Plant, property, and equipment are stated at cost, net of accumulated depreciation and impairment losses, if any. Expenditures for maintenance and repairs are expensed as incurred, while additions, renewals and improvements are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with no salvage value and estimated lives as follows:

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There were no impairment of long-lived assets for the six months and three months ended June 30, 2022 and 2021.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expenses were $9,668 and $4,791 for the six months ended June 30, 2022 and 2021, respectively; and $1,005 and $1,527 for the three months ended June 30, 2022 and 2021, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax expense for the six months and three months ended June 30, 2022 is $0. The income tax expense for the six months and three months ended June 30, 2021 are $13,061 and $3,385, respectively, and are primarily related to quarter-to-date income generated from foreign operation.

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

Nova Lifestyle, Inc. and Diamond Bar are subject to U.S. federal and state income taxes. Nova Furniture BVI was incorporated in the BVI and Nova Samoa was incorporated in Samoa. There is no income tax for companies domiciled in the BVI and Samoa. Accordingly, the Company’s condensed consolidated financial statements do not present any income tax provisions related to the BVI and Samoa tax jurisdictions where Nova Furniture BVI and Nova Samoa are domiciled. Nova Malaysia is incorporated in Malaysia and is subject to Malaysia income taxes at the statutory rate of 24%. Nova HK is incorporated in Hong Kong and is subject to Hong Kong income taxes at the statutory rate of 16.5%. In February 2022, Nova HK was deregistered.

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the quarter ended June 30, 2022, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

As of June 30, 2022 and December 31, 2021, the accumulated undistributed earnings generated by its foreign subsidiaries were approximately $26.7 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of June 30, 2022, unrecognized tax benefits were approximately $0. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $0 as of June 30, 2022. As of June 30, 2021, unrecognized tax benefits were approximately $900. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $900 as of June 30, 2021.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the six months ended June 30, 2022 and 2021, is as follows:

	Gross UTB
	2022	2021

Balance – January 1 and June 30	$-	935

At June 30, 2022 and December 31, 2021, the Company had cumulatively accrued approximately $0, respectively, for estimated interest and penalties related to unrecognized tax benefits, respectively. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled $0 and $14 for the six months ended June 30, 2022 and 2021, respectively; and $0 and $7 for the three months ended June 30, 2022 and 2021, respectively. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

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

The Company’s sales policy allows for product returns within the warranty period if the product is defective and the defects are the Company’s fault. As alternatives to the product return option, the customers have the option of requesting a discount from the Company for products with quality issues or of receiving replacement parts from the Company at no cost. The amount for product returns, the discount provided to the Company’s customers, and the costs for replacement parts were immaterial for the six months and three months ended June 30, 2022 and 2021.

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers and write-downs of inventory.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the six months ended June 30, 2022 and 2021, shipping and handling costs were $176 and $2,939, respectively, and $668 and $1,946 for the three months ended June 30, 2022 and 2021, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense was $619,673 and $823,947 for the six months ended June 30, 2022 and 2021, respectively, and $321,541 and $416,085 for the three months ended June 30, 2022 and 2021, respectively.

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

The following table presents a reconciliation of basic and diluted loss per share for the six months and three months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021

Net loss	$(6,589,554)	$(7,109,064)	$(5,691,507)	$(6,345,527)

Weighted average shares outstanding – Basic and Diluted *	6,860,907	5,601,988	6,876,963	5,605,261

Net loss per share of common stock
Basic and Diluted	$(0.96)	$(1.27)	$(0.83)	$(1.13)

*	Including 42,779 shares that were granted and vested but not yet issued for the six months ended June 30, 2022 and 2021, respectively.

For the six months and three months ended June 30, 2022, 115,000 shares of unvested restricted stock, vested stock options to purchase 340,500 shares of common stock of the Company, and 1,225,959 shares exercisable under warrants were excluded from the EPS calculation, as their effects were anti-dilutive.

For the six months and three months ended June 30, 2021, 13,000 shares of unvested restricted stock and vested stock options to purchase 340,500 shares of common stock of the Company were excluded from EPS calculation, as their effects were anti-dilutive.

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

No customer accounted for 10% or more of the Company’s sales for the six and three months ended June 30, 2022 and 2021. Three customers accounted for 36%, 23% and 17%, respectively, of the Company’s gross accounts receivable as of June 30, 2022. Four customers accounted for 22%, 19%, 14% and 14%, respectively, of the Company’s gross accounts receivable as of December 31, 2021.

The Company purchased its products from three major vendors during the six months ended June 30, 2022 and 2021, respectively, accounting for a total of 53% for 2022 (22%, 21%, and 10%) and 59% for 2021 (32%, 16%, and 11% each) of the Company’s purchases. The Company purchased its products from two major vendors during the three months ended June 30, 2022 and 2021, accounting for a total of 41% for 2022 (26% and 15%) and 51% for 2021 (33% and 18%) of the Company’s purchases.

Advances made to these vendors were $150,162 and $307,718 as of June 30, 2022 and December 31, 2021, respectively. Accounts payable to these vendors were $204,829 and $125,636 as of June 30, 2022 and December 31, 2021, respectively.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2022	RM 4.41 to 1
December 31, 2021	RM 4.18 to 1

Income Statement and cash flow items
For the six months ended June 30, 2022	RM 4.27 to 1
For the six months ended June 30, 2021	RM 4.10 to 1

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

The Company recognized no impairment of ROU assets as of June 30, 2022 and December 31, 2021.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the consolidated balance sheets on June 30, 2022 and December 31, 2021.

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

Note 3 - Inventories

The inventories as of June 30, 2022 and December 31, 2021 totaled $13,469,887 and $17,656,175, respectively, and consisted entirely of finished goods.

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the six months and three months ended June 30, 2022, the Company wrote-down $5,119,054 of slow-moving inventory. The inventory write-down is included in “Cost of Sales” in the consolidated statements of operations. For the six months and three months ended June 30, 2021, the Company wrote-down $5,526,307 of slow-moving inventory. In light of the current and developing business conditions as a result of COVID-19 pandemic, additional write downs of inventories may be required in subsequent periods.

Note 4 - Plant, Property and Equipment, Net

As of June 30, 2022 and December 31, 2021, plant, property and equipment consisted of the following:

	June 30, 2022	December 31, 2021

Computer and office equipment	$428,005	$474,196
Decoration and renovation	467,582	487,002
	895,587	961,198
Less: accumulated depreciation	(480,777)	(450,518)
	$414,810	$510,680

Depreciation expense was $42,161 and $38,526 for the six months ended June 30, 2022 and 2021, respectively, and $20,306 and $20,775 for the three months ended June 30, 2022 and 2021, respectively.

Note 5 - Advances to Suppliers

The Company makes advances to certain vendors for inventory purchases. The advances on inventory purchases were $302,721 and $707,264 as of June 30, 2022 and December 31, 2021, respectively. No impairment charges were made on advances to suppliers for the six months and three months ended June 30, 2022 and 2021.

Note 6 - Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables consisted of the following as of June 30 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Prepaid expenses	$406,457	$406,366
Other receivables	26,376	120,634
	$432,833	$527,000

As of June 30, 2022 and December 31, 2021, prepaid expenses and other receivables mainly represented prepaid insurance, prepaid advertising expense, advance to an employee and Celero and Cardknox account balances.

Note 7 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Other payables	$8,609	$6,893
Salary payable	6,346	6,231
Financed insurance premiums	211,600	134,173
Accrued commission	94,694	66,507
Accrued expenses, others	215,759	112,875
	$537,008	$326,679

As of June 30, 2022 and December 31, 2021, other accrued expenses mainly included legal and professional fees, utilities and unpaid operating expenses incurred in Malaysia. Other payables represented other taxes payable and rebates.

Note 8 - Other Loans

On May 4, 2020, the Company received loan proceeds in the amount of approximately $139,802 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. On June 5, 2020, Congress passed a new law that allowed current PPP borrowers to choose to extend the eight-week period to 24 weeks to use the funds, but which cannot be extended beyond December 31, 2020. The Company had used the loans for eligible purposes and on December 28, 2020, the Company submitted the loan forgiveness application to the bank. On November 15, 2021, the Small Business Administration (SBA) approved the company’s forgiveness application and no interest had been accrued for on this loan as of December 31, 2021 and June 30, 2022.

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

On June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. The Loan, which was in the form of a promissory note dated June 19, 2020, matures on June 18, 2050 and bears interest at a rate of 3.75% per annum, payable monthly beginning 12 months from the date of the promissory note. Funds from the Loan may only be used for working capital. The loan was secured by all tangible and intangible property of Diamond Bar. Interest of $2,839 and $2,867 had been accrued for this loan for the six months ended June 30, 2022 and 2021, respectively; and $1,424 and $1,447 for the three months ended June 30, 2022 and 2021, respectively.

Note 9- Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s President who is currently also the Chief Executive Officer and Chairperson of the Board. The lease is renewable and has been renewed each year since 2011. On April 1, 2022, the Company renewed the lease for an additional one year term at a cost of $34,562. During the six months and three months ended June 30, 2022, the Company paid rental amounts of $17,281 and $nil, respectively that are included in selling expenses. During the six months and three months ended June 30, 2021, the Company paid rental amounts of $17,281 that are included in selling expenses.

On January 4, 2018, the Company entered into a sales representative agreement with a consulting firm, which is owned by the President, Chief Executive Officer and Chairperson of the Board, for sales representative service for a term of two years. On January 4, 2020, the Company renewed the agreement for an additional two years which was amended in July 2020. If not terminated during the first year, the agreement will continue until one party or the other terminates the agreement with 30 days written notice. The Company agreed to compensate the consulting firm via commission at predetermined rates of the relevant sales amount. During the six months ended June 30, 2022 and 2021, the Company recorded $226,014 and $211,802 as commission expense to this consulting firm, respectively; and $114,820 and $111,884 for the three months ended June 30, 2022 and 2021, respectively.

In September 2021, Nova Malaysia entered into a consultancy agreement with an I.T. firm whose sole shareholder was a director of Nova Macao to provide E-Commerce Web Application Setup, E-Commerce Essentials Implementation, E-Commerce UIUX and other related services. During the six and three months ended June 30, 2022, the Company recorded $287,971 and $134,077 as technology service expenses to this I.T. firm.

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

In conjunction with this offering, the Company issued warrants to purchase 111,451 shares of common stock at an exercise price of $3.50 per share to the placement agent and its designees. The placement agent warrants are exercisable on the six-month anniversary of the issuance date. The placement agent warrants are exercisable for four and a half years from the initial exercise date. The placement agent warrants hold piggy-back registration rights and have a termination date of July 23, 2026.

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

Warrants

The following is a summary of the warrant activity for the six months ended June 30, 2022:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2022	1,225,959	$3.50	5.02
Exercisable at January 1, 2022	-	$-	-
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at June 30, 2022	1,225,959	$3.50	4.52
Exercisable at June 30, 2022	1,225,959	$3.50	4.52

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

On November 2, 2021, the Company entered into an information technology consulting agreement with a consultant for analyzing and developing the Company’s information technology infrastructure and system, and related general business advisory services effective on November 2, 2021 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, 50,000 shares issued before the end of November 2021 and remaining 50,000 shares will be issued on the one-year anniversary of the agreement. The fair value of the 100,000 shares was $236,000, which was calculated based on the stock price of $2.36 per share on November 2, 2021 and is being amortized over the service term. The shares were issued pursuant to Nova Lifestyle, Inc. 2021 Omnibus Equity Plan (the “2021 Plan”). During the six months and three months ended June 30, 2022, the Company charged $117,030 and $58,839, respectively, to operations as consulting expenses.

On November 2, 2021, the Company entered into a marketing consulting agreement with a consultant for developing branding and marketing strategies, analyzing and evaluating consumer data services effective on November 2, 2021 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, 50,000 shares issued before the end of November 2021 and remaining 50,000 shares will be issued on the one-year anniversary of the agreement. The fair value of the 100,000 shares was $236,000, which was calculated based on the stock price of $2.36 per share on November 2, 2021 and is being amortized over the service term. The shares were issued pursuant to the 2021 Plan. During the six months and three months ended June 30, 2022, the Company charged $117,030 and $58,839, respectively, to operations as consulting expenses.

On November 11, 2021, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2021 for a one-year term. The Company agreed to grant the consultant 20,000 shares of the Company’s common stock, vesting 25% on February 15, 2022, 25% on May 15, 2022, 25% on August 15, 2022 and 25% on November 15, 2022. The fair value of the 20,000 shares was $46,600, which was calculated based on the stock price of $2.33 per share on November 16, 2021 and is being amortized over the service term. The shares were issued pursuant to the 2021 Plan. During the six months and three months ended June 30, 2022, the Company charged $23,300 and$11,650, respectively, to operations as consulting expenses.

On January 28, 2022, the Company entered into an advisory service agreement with a designer for advising furniture design concept and development effective on February 1, 2022 for twelve months. The Company shall pay the designer $10,000 per month starting from February 1, 2022 for twelve months, in the form of the Company’s Common Stock, calculated based on the closing stock price on the first trading day of the corresponding month. During the six months and three months ended June 30, 2022, the company issued 41,571 and 27,914 shares to the designer and charged $50,000 and $30,000, respectively, to operations as designer fee.

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

On November 11, 2021, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2021. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2021 Omnibus Equity Plan. The fair value of these shares was $13,200, which was calculated based on the stock price of $2.20 per share on November 11, 2021, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 10, 2021, 25% on March 31, 2022, 25% on June 30, 2022 and 25% on September 30, 2022. During the six months and three months ended June 30, 2022, the Company amortized $6,600 and $3,300, respectively, to operations as stock compensation expense.

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

As of June 30, 2022, unrecognized share-based compensation expense was $252,677.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2022	340,500	$5.97	1.32
Exercisable at January 1, 2022	340,500	5.97	1.32

Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2022	340,500	5.97	0.82
Exercisable at June 30, 2022	340,500	5.97	0.82

(1)

The intrinsic value of the stock options at June 30, 2022 is the amount by which the market value of the Company’s common stock of $0.72 as of June 30, 2022 exceeds the average exercise price of the option. As of June 30, 2022, the intrinsic value of the outstanding and exercisable stock options was $nil.

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

Note 11 - Geographical Analysis

Geographical distribution of sales consisted of the following for the six months and three months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Geographical Areas
North America	$7,096,682	$6,387,173	$3,484,670	$3,444,057
Asia (excluding China)	62,280	250,146	62,280	71,864
Other countries	320,031	244,264	266,097	34,095
	$7,478,993	$6,881,583	$3,813,047	$3,550,016

Geographical location of identifiable long-lived assets as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Geographical Areas
North America	$2,694,051	$2,986,290
Asia	489,584	683,124
	$3,183,635	$3,669,414

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

Operating lease expense for the six months and three months ended June 30, 2022 and 2021 was as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021

Operating lease cost – straight line	$428,759	$400,376	$213,217	$199,582

The following is a schedule, by years, of maturities of operating lease liabilities as of June 30, 2022:

Operating Leases
2022 (remainder)	$396,310
2023	733,806
2024	703,881
2025	701,142
Thereafter	598,820
Total undiscounted cash flows	3,133,959
Less: imputed interest	(209,949)
Present value of lease liabilities	2,924,010

Lease Term and Discount Rate

June 30, 2022
Weighted-average remaining lease term - years
Operating leases - USA	4.34
Operating leases - Malaysia	1.45

Weighted-average discount rate (%)
Operating leases - USA	3.25%
Operating leases - Malaysia	2.78%

Supplemental cash flow information related to leases where the Company was the lessee for the six month ended June 30, 2022 and 2021 was as follows:

	2022	2021

Operating cash outflows from operating leases	$423,576	$418,694

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

Note 14 - Subsequent Events

The Company has evaluated subsequent events through the date of the issuance of the condensed consolidated financial statements and the following subsequent event has been identified.

On July 1, 2022, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on July 1, 2022 for a one-year term. The Company agreed to grant the consultant 50,000 shares of the Company’s common stock, vesting 25% on July 1, 2022, 25% on October 1, 2022, 25% on January 1, 2023 and 25% on April 1, 2023. The fair value of the 50,000 shares was $36,000, which was calculated based on the stock price of $0.72 per share on July 1, 2022 and is being amortized over the service term. The shares were issued pursuant to the 2021 Plan.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The following discussion and analysis are based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”). All references to the second quarter and first six months of 2022 and 2021 mean the three and six-month periods ended June 30, 2022 and 2021. In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2021 Form 10-K.

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

On December 7, 2017, we incorporated i Design Blockchain Technology, Inc. (“i Design”) under the laws of the State of California. The purpose of i Design is to build our own blockchain technology team. i Design is in the planning stage and has had minimum operations to date. On December 12, 2019, we became the sole shareholder of Nova Living (M) SDN. BHD. (“Nova Malaysia”), a company incorporated on July 26, 2019 under the laws of Malaysia. Nova Malaysia is to market and sell high-end physiotherapeutic jade mats in Malaysia.

On January 7, 2020, we transferred our entire interest in Bright Swallow to Y-Tone (Worldwide) Limited an unrelated third party, for cash consideration of $2,500,000. We received the payment on May 11, 2020.

On October 14, 2020, Nova Macao’s offshore license was invalidated by the Macao Trade and Investment Promotion Institute under the order of Repeal of Legal Regime of the Offshore Services by Macao Special Administrative Region. Nova Macao completed de-registration and liquidation process in January 2021 and its business was taken over by Nova HK.

On November 5, 2020, Nova LifeStyle, Inc. acquired Nova Living (HK) Group Limited (“Nova HK”) which was incorporated in Hong Kong on November 6, 2019. This company has had minimal operations. In February 2022, Nova HK also entered a de-registration process and transferred all its assets and business  to Nova Malaysia.

Our experience developing and marketing products for international markets has enabled us to develop the scale, logistics, marketing, manufacturing efficiencies and design expertise that serve as the foundation for us to expand aggressively into the highly attractive U.S., Canada, Honduras, Panama, Kazakhstan, Asian and Middle Eastern markets.

Due to the recent imposition of significant trade tariffs on importation from China to the United States and the adverse effect such policies have on our operations, we are actively pursuing alternative product lines with positive growth potential. One such area pertains to the health-oriented furniture segment which continues to experience popularity, particularly in Asia. Since the second quarter of 2019, we have developed a line of high-end physiotherapeutic jade mats with China-based manufacturing partners for use in therapy clinics, hospitality, and real estate projects in Asia. We launched our first flagship showroom/retail store in Kuala Lumpur, Malaysia in late 2019, which, after several COVID-19 related temporary closing, was reopened in October 2021. . In April 2022, Malaysia has reopened the border for foreign visitors. However, COVID-19 in Malaysia increased financial vulnerability for those affected households and business which contributed to significant decrease of sales and risk of continuous sluggish sales. As a result, we further lowered the estimated sales quantities of the inventories during the interim review. During the six months ended June 30, 2022, we wrote down the inventory of $5.12 million. We will regularly monitor the future demands and jade mats market for impairment consideration. We expect that our flagship showroom/retail store will serve as one of our primary distribution channels in Malaysia. Marketing of jade mats will focus on their premium therapeutic qualities and target health conscious general consumers and professionals. We have limited experience with operations in Southeast Asia and considerable management attention and resources may be required to manage these new markets and product lines. We may be subject to additional risks including credit risk, currency exchange rate fluctuations, foreign exchange controls, import and export requirements, potentially adverse tax consequences and higher costs associated with doing business internationally.

Beginning in early 2020, a strain of novel coronavirus (“COVID-19”) has spread globally including the U.S. and Malaysia. In March 2020, the World Health Organization declared the COVID-19 a pandemic. In response to the evolving dynamics related to the COVID-19 outbreak, the Company has been following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and retail partners. The Company’s two showrooms and warehouse in Malaysia was closed from March, 2020 to May, 2020. The Los Angeles facility closed on March 16, 2020 and reopened in full operation on June 1, 2020. On May 12, 2020, the Company’s Kuala Lumpur office and warehouse reopened for business. On August 28, 2020, the Malaysia government extended the shutdown order to all business until March 5, 2021. After the re-opening on March 5, 2021, Malaysia government imposed a new nationwide lockdown on May 12, 2021 until early June 2021 which was subsequently extended to early October 2021. In October 2021, the Order was lifted for people who are fully vaccinated and our store has been reopened since then. In April 2022, Malaysia has reopened the border for foreign visitors. The third-party contract manufacturers that the Company utilizes in China were closed from the beginning of the Lunar New Year Holiday at the end of January 2020 through the beginning of March 2020. In 2022, there have been outbreaks of the Omicron variant of COVID-19 in Hong Kong and many other cities in China, and travel restrictions, mandatory COVID-19 tests, quarantine requirements and/or temporary closure of office buildings and facilities have been imposed by local governments. Although our suppliers in China have not been materially and negatively impacted by such outbreaks, the government authorities may issue new orders of office closure, travel and transportation restrictions in China due to the resurgence of the COVID-19 and outbreak of new variants, which could cause the delay of the delivery from our suppliers in China. Certain of the Company’s new products are being sourced from manufacturers in India starting in 2020. The factories in India suspended their operations as a result of the COVID-19 pandemic during March through early May 2020. Currently, the factories in India are open for operations. Shipping of products from Asia has experienced significant delays since the onset of the pandemic and the costs of shipping from Asia have increased since the onset; and we have experienced and may continue to experience shipping disruptions in the future. Finally, the Company expects that the impact of the COVID-19 outbreak on the United States and world economies will continue to have a material adverse impact on the demand for its products. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the future business interruption and the related financial impact cannot be reasonably estimated at this time.

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

Accounts Receivable

Our accounts receivable arises from product sales. We do not adjust receivables for the effects of a significant financing component at contract inception if we expect to collect the receivables in one year or less from the time of sale. We do not expect to collect receivables greater than one year from the time of sale. Our policy is to maintain an allowance for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. We maintained an allowance for bad debt of $2,104 and $1,611 as of June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022 and 2021, bad debts provision (reversal) were $1,060 and ($3,590), respectively; and ($820) and ($130) for the three months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had gross receivable of $210,359 of which no amount was over 90 days past due. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing trade accounts receivable. We determine the allowance based on historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

Advances to Suppliers

Advances to suppliers are reported net of allowance when we determine that amounts outstanding are not likely to be collected in cash or utilized against purchase of inventories. Based on our historical records and in normal circumstances, we generally receive goods within 4 to 6 months from the date the advance payment is made. Due to the COVID-19 pandemic, the freight transportation of the products from our international suppliers have been delayed or suspended during the outbreak. As such, no reserve on supplier prepayments has been made or recorded by us. Any provisions for allowance for advance to suppliers, if deemed necessary, will be included in general and administrative expenses in the consolidated statements of operations.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the quarter ended June 30, 2022, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault. As alternatives for the product return option, the customers have the option of asking us for a discount for products with quality issues, or of receiving replacement parts from us at no cost. The amount of reserves for return of products, the discount provided to the customers, and cost for the replacement parts were immaterial for the six months and three months ended June 30, 2022 and 2021.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2022	RM 4.41 to 1
December 31, 2021	RM 4.18 to 1

Income statement and cash flow items
For the six months ended June 30, 2022	RM 4.27 to 1
For the six months ended June 30, 2021	RM 4.10 to 1

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

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2021

The following table sets forth the results of our operations for the three months ended June 30, 2022 and 2021. Certain columns may not add due to rounding.

	Three Months Ended June 30,
	2022		2021
	$	% of Sales	$	% of Sales
Net sales	$3,813,047		$3,550,016
Cost of sales	(7,361,224)	(193%)	(7,557,149)	(213%)
Gross loss	(3,548,177)	(93%)	(4,007,133)	(113%)
Operating expenses	(2,134,539)	(56%)	(2,271,470)	(64%)
Loss from operations	(5,682,716)	(150%)	(6,278,603)	(177%)
Other expenses, net	(8,791)	(0)%	(63,539)	(2%)
Income tax expenses	-	0%	(3,385)	0%
Net loss	(5,691,507)	(149%)	(6,345,527)	(179%)

Net Sales

Net sales for the three months ended June 30, 2022 were $3.81 million, an increase of 7.4% from $3.55 million in the same period of 2021. This increase in net sales resulted primarily from a 15.3% increase in average selling price, partially offset by a 6.9% decrease in sales volume. Our three largest selling product categories in the three months ended June 30, 2022 were sofas, beds, and chairs, which accounted for approximately 37%, 14% and 11% of sales, respectively. In the three months ended June 30, 2021, the three largest selling categories were sofas, beds, and coffee tables, which accounted for approximately 52%, 16% and 7% of sales, respectively.

The $0.26 million increase in net sales in the three months ended June 30, 2022, compared to the same period of 2021, was mainly due to increased sales to other countries. Sales to other countries increased by $232,002 to $266,097 in the three months ended June 30, 2022 from $34,095 in the same period of 2021, primarily due to increase in direct container sales in other countries. Sales to North America increased by 1.2% to $3.48 million in the three months ended June 30, 2022, as compared to $3.44 million in the same period of 2021. It was primarily due to increased customers switching orders from traditional sales to direct container sales. Sales to Asia decreased by $9,584 to $62,280 in the three months ended June 30, 2022, compared to $71,864 in the same period of 2021, primarily due to less sales orders from our customers in Malaysia, as Malaysia has tightened its monetary policy to maintain the stability of Ringgit, reducing the purchasing power of the consumers and thus making them less willing to spend in nonfood categories.

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales decreased by 2.6% to $7.36 million in the three months ended June 30, 2022, compared to $7.56 million in the same period of 2021. Cost of sales as a percentage of sales decreased to 193% in the three months ended June 30, 2022, compared to 213% in the same period of 2021. The decrease of cost of sales in dollar term and cost of sales as a percentage of sales is a result of two related factors: (a) our write down of $5.12 million of our slow-moving inventory, primarily the jade mats in Malaysia, to the lower of cost and net realizable value in the second quarter of 2022, compared to inventory write-down of $5.53 million in the same period of 2021; (b) we increased our direct container sales which came with higher costs and low profit margin; (c) increase in shipping costs due to global shipping container shortage and the Suez Canal ship stuck accident.

Moreover, total cost of sales excluding our write down of our slow-moving inventory, increased by 10.4% to $2.24 million in the three months ended June 30, 2022, compared to $2.03 million in the same period of 2021. Cost of sales as a percentage of sales, excluding our write down of our slow-moving inventory, increased to 59%, in the three months ended June 30, 2022, compared to 57% in 2021. The increase was primarily resulted from the increase of our direct container sales, which came with higher costs as well as shipping costs.

Gross Loss

Gross loss was $3.55 million in the three months ended June 30, 2022, compared to gross loss of $4.01 million in the same period of 2021, representing a decrease in gross loss of $0.46 million. Our gross loss margin was 93% in the three months ended June 30, 2022, compared to a gross loss margin of 113% in the same period of 2021. The decrease in gross loss margin is a result of our write down of $5.12 million of our slow-moving inventory, primarily the jade mats in Malaysia, in the three months ended June 30, 2022, compared to $5.53 million of inventory write-down in the same period of 2021.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses and loss on disposal of fixed assets. Operating expenses were $2.13 million in the three months ended June 30, 2022, compared to $2.27 million in the same period of 2021. Selling expenses decreased by 12.4%, or $0.11 million, to $0.77 million in the three months ended June 30, 2022, from $0.88 million in the same period of 2021, primarily due to decreased marketing and advertising expenses. In addition, general and administrative expenses decreased by 0.2%, or $28,385, to $1.36 million in the three months ended June 30, 2022, from $1.39 million in the same period of 2021, primarily due to the decrease of $0.13 million in legal fees but partially offset by an increase of $0.12 million in consulting fees.

Other Expenses, Net

Other expenses, net, was $8,791 in the three months ended June 30, 2022, compared with $63,539 in the same period of 2021, representing a decrease in other expenses of $54,748. The decrease in other expenses was due primarily to the increase of foreign exchange gain of $80,437 to $45,881 for the three months ended June 30, 2022 from foreign exchange loss of $34,556 in the same period of 2021. The increase in gain in three months ended June 30, 2022 was mainly a result of the depreciation of Malaysian Ringgit against U.S. dollars on the Company’s assets in Malaysia. However, the increase in other income was partially offset by the decrease in interest income of $31,186 to interest expense, net of $2,885 for the three months ended June 30, 2022 from interest income, net of $28,301 in the same period of 2021. The interest income in the period of 2021 was caused by the loan of $1.21 million to an unrelated party with 6% annual interest rate. The loan has been fully paid off on August 13, 2021.

Income Tax Expenses

Income tax expense was $nil in the three months ended June 30, 2022, compared with $3,385 in the same period of 2021. The income tax expenses were primarily related to the foreign-sourced earnings from one of our subsidiaries, Nova HK for the three months ended June 30, 2021.

Net Loss

As a result of the foregoing, our net loss was $5.69 million in the three months ended June 30, 2022, compared with net loss of $6.35 million for the same period of 2021.

Comparison of Six Months Ended June 30, 2022 and 2021

The following table sets forth the results of our operations for the six months ended June 30, 2022 and 2021. Certain columns may not add due to rounding.

	Six Months Ended June 30,
	2022		2021
	$	% of Sales	$	% of Sales
Net sales	$7,478,993		$6,881,583
Cost of sales	(9,498,842)	(127%)	(9,508,404)	(138%)
Gross loss	(2,019,849)	(27%)	(2,626,821)	(38%)
Operating expenses	(4,527,830)	(61%)	(4,417,885)	(64%)
Loss from operations	(6,547,679)	(88%)	(7,044,706)	(102%)
Other expenses, net	(1,945)	(0%)	(51,297)	(1%)
Income tax expenses	-	0%	(13,061)	0%
Net loss	(6,589,554)	(88%)	(7,109,064)	(103%)

Net Sales

Net sales for the six months ended June 30, 2022 were $7.48 million, an increase of 8.7% from $6.88 million in the same period of 2021. This increase in net sales resulted primarily from a 15.8% increase in average selling price, partially offset by a 6.1% decrease in sales volume. Our three largest selling product categories in the six months ended June 30, 2022 were sofas, beds, and chairs, which accounted for approximately 41%, 14% and 10% of sales, respectively. In the six months ended June 30, 2021, the three largest selling categories were sofas, beds and coffee tables, which accounted for approximately 50%, 15% and 7% of sales, respectively.

The $0.60 million increase in net sales in the six months ended June 30, 2022, compared to the same period of 2021, was mainly due to increased sales to North America. Sales to North America increased by 11.1% to $7.10 million in the six months ended June 30, 2022, as compared to $6.39 million in the same period of 2021. It was primarily due to increase in direct container sales and orders from our existing customers. Sales to other countries increased by $75,767 to $320,031 in the six months ended June 30, 2022 from $244,264 in the same period of 2021, primarily due to increase in direct container sales in other countries. However, the increase in net sales was partially offset by the decrease in sales to Asia. Sales to Asia decreased by $187,866 to $62,280 in the six months ended June 30, 2022, compared to $250,146 in the same period of 2021, primarily due to less sales orders from our customers in Malaysia, as Malaysia has tightened its monetary policy to maintain the stability of Ringgit, reducing the purchasing power of the consumers and thus making them less willing to spend in nonfood categories.

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales decreased by $9,562 to $9.50 million in the six months ended June 30, 2022, compared to $9.51 million in the same period of 2021. Cost of sales as a percentage of sales decreased to 127% in the six months ended June 30, 2022, compared to 138% in the same period of 2021. The decrease of cost of sales in dollar term and cost of sales as a percentage of sales is a result of two related factors: (a) our write down of $5.12 million of our slow-moving inventory, primarily the jade mats in Malaysia, to the lower of cost and net realizable value during the first six months of 2022, compared to inventory write-down of $5.53 million in the same period of 2021; (b) we increased our direct container sales which came with higher cost and low profit margin; (c) increase in shipping costs due to global shipping container shortage and the Suez Canal ship stuck accident.

Moreover, total cost of sales excluding our write down of our slow-moving inventory, increased by 10.0% to $4.38 million in the six months ended June 30, 2022, compared to $3.98 million in the same period of 2021. Cost of sales as a percentage of sales, excluding our write down of our slow-moving inventory, increased to 59%, in the six months ended June 30, 2022, compared to 58% in 2021. The increase was primarily resulted from the increase of our direct container sales, which came with higher costs as well as shipping costs.

Gross Loss

Gross loss was $2.02 million in the six months ended June 30, 2022, compared to gross loss of $2.63 million in the same period of 2021, representing decrease in gross loss of $0.61 million. Our gross loss margin was 27% in the six months ended June 30, 2022, compared to a gross loss margin of 38% in the same period of 2021. The decrease in gross loss margin is a result of our write down of $5.12 million of our slow-moving inventory, primarily the jade mats in Malaysia, in the six months ended June 30, 2022, compared to $5.53 million of inventory write-down in the same period of 2021.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses, and loss on disposal of fixed assets. Operating expenses were $4.53 million in the six months ended June 30, 2022, compared to $4.42 million in the same period of 2021. Selling expenses decreased by 6.6%, or $0.11 million, to $1.54 million in the six months ended June 30, 2022, from $1.65 million in the same period of 2021, primarily due to decreased marketing and advertising expenses. The general and administrative expenses increased by 6.6%, or $0.18 million, to $2.95 million in the six months ended June 30, 2022, from $2.77 million in the same period of 2021, primarily due to an increase in technology services fee and consulting fees of $0.15 million and $0.25 million, respectively, while the increase was partially offset by the decrease of $0.19 million in legal fees. Also, the increase in operating expenses was contributed by a loss on disposal of fixed assets of $36,549 due to the de-registration of our subsidiary Nova HK.

Other Expenses, Net

Other expenses, net, was $41,875 in the six months ended June 30, 2022, compared with $51,297 in the same period of 2021, representing a decrease in other expenses of $9,422. The decrease in other expenses was due primarily to the increase of foreign exchange gain of $29,216 to $63,644 for the six months ended June 30, 2022 from $34,428 in the same period of 2021. The increase in gain in the six months ended June 30, 2022 was mainly a result of the depreciation of Malaysian Ringgit against U.S. dollars on the Company’s assets in Malaysia. Also, there was a decrease in financial expense of $12,076 to $99,560 for the six months ended June 30, 2022, compared with $111,636 in the same period of 2021. However, the decrease in other expenses was partially offset by the decrease in interest income of $31,870 to interest expense, net of $5,959 for the six months ended June 30, 2022, from interest income, net of $25,911 in the same period of 2021. The interest income in the period of 2021 was caused by the loan of $1.21 million to an unrelated party with 6% annual interest rate. The loan has been fully paid off on August 13, 2021.

Income Tax Expenses

Income tax expense was $nil in the six months ended June 30, 2022, compared with $13,061 in the same period of 2021. The income tax expenses were primarily related to the foreign-sourced earnings from one of our subsidiaries, Nova HK for the six months ended June 30, 2021.

Net Loss

As a result of the foregoing, our net loss was $6.59 million in the six months ended June 30, 2022, compared with net loss of $7.11 million for the same period of 2021.

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

We rely primarily on internally generated cash flow and available working capital to support growth. We may seek additional financing in the form of bank loans or other credit facilities or funds raised through offerings of our equity or debt, if and when we determine such offerings are required. As of June 30, 2022, we do not have any credit facilities. We believe that our current cash and cash equivalents and anticipated cash receipts from sales of products will be sufficient to meet our anticipated working capital requirements and capital expenditures for the next 12 months.

We had net working capital of $16,930,614 on June 30, 2022, a decrease of $6,823,942 from net working capital of $23,754,556 on December 31, 2021. The ratio of current assets to current liabilities was 8.82-to-1 on June 30, 2022.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2022 and 2021:

	2022	2021
Cash provided by (used in):
Operating activities	$(1,321,892)	$(1,614,794)
Investing activities	(1,487)	(1,373,176)
Financing activities	-	-

Net cash used in operating activities was $1.32 million in the six months ended June 30, 2022, a decrease of cash outflow of $0.29 million from $1.61 million of cash used in operating activities in the same period of 2021. The decrease of cash outflow was attributable primarily to the decrease of net loss after the consideration of non-cash items from $1.14 million for the six months ended June 30, 2021 to $0.70 million in the same period of 2022 There was also an increase in cash inflow for taxes payable of $0.30 million to $0.12 million cash inflow in the six months ended June 30, 2022, compared to $0.18 million cash outflow in the same period of 2021. The increase of cash inflow was primarily due to refund received from IRS for the carryback of our 2019 NOL to 2014 and 2015 tax years. The decrease in operating cash outflow was partially offset by the increase in cash outflow for accounts receivable of $0.47 million to $0.11 million cash outflow in the six months ended June 30, 2022, compared to $0.36 million cash inflow in the same period of 2021, such increase in cash outflows being mainly a result of more credit sales in the six months ended June 30, 2022.

Net cash used in investing activities was $1,487 in the six months ended June 30, 2022, as compared to $1.37 million in the same period of 2021. We incurred cash outflow of $1,487 from purchase of office equipment during the six months ended June 30, 2022. During the same period of 2021, we incurred cash outflow of $152,950 from purchase of office equipment and leasehold improvement and the loan to an unrelated third party in the amount of $1,220,226.

Net cash provided by financing activities was $nil in the six months ended June 30, 2022 and 2021.

As of June 30, 2022, we had gross accounts receivable of $210,359, of which $84,325 was not yet past due and $126,034 was less than 90 days past due. We had an allowance for bad debt of $2,104. As of August 9, 2022, accounts receivable of $196,862 outstanding as of June 30, 2022 had been collected.

All accounts receivable outstanding on December 31, 2021 had been collected during 2022.

As of June 30, 2022 and December 31, 2021, we had advances to suppliers of $302,721 and $707,264, respectively. These supplier prepayments are made for goods before we actually receive them.

For a new product, the normal lead time from new product R&D, prototype, and mass production to delivery of goods from our suppliers to us is approximately six to nine months after we make advance payments to our suppliers. For other products, the typical time is 4-6 months after our advance payment. Due to the COVID-19 pandemic, freight transportation of products from our international suppliers has been delayed or suspended during the outbreak. As such, no reserve on supplier prepayments had been made or recorded by us. We will consider the need for a reserve when and if a supplier fails to fulfill our orders within the time frame as stipulated in the purchase contracts. As of June 30, 2022 and December 31, 2021, no reserve on supplier prepayments had been made or recorded by us.

As of August 9, 2022, 80% of our advances to suppliers outstanding on June 30, 2022 had been delivered to us in the form of purchases of furniture.

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

Other Long-Term Liabilities

As of June 30, 2022, we recorded long-term taxes payable of $1.16 million, consisting of an income tax payable of $1.16 million, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on our post-1986 foreign unremitted earnings, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2022. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

The Holding Foreign Companies Accountable Act (“HFCA Act”) was enacted on December 18, 2020. The HFCA Act states if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit our shares from being traded on a national securities exchange or in the over the counter trading market in the United States. On December 2, 2021, the SEC adopted final amendments to its rules implementing the HFCA Act. Such amendments require certain public reporting companies to submit documentation and make disclosures required under the HFCA Act. In addition, the final amendments also establish procedures that the SEC follows in (i) determining whether a registrant is a “Commission-Identified Issuer” and (ii) prohibiting the trading on U.S. securities exchanges and in the over-the-counter market of securities of a “Commission-Identified Issuer” under the HFCA Act. The final amendments became effective on January 10, 2022. Our financial statements contained in the annual report on Form 10-K for the year ended December 31, 2021 have been audited by Centurion ZD CPA & Co., an independent registered public accounting firm that is headquartered in Hong Kong. Centurion ZD CPA & Co., is a firm registered with the PCAOB, and is required by the laws of the U.S. to undergo regular inspections by the PCAOB to assess its compliance with the laws of the U.S. and professional standards. However, because our auditor is based in Hong Kong, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval, our auditor and its audit work are not currently able to be inspected independently and fully by the PCAOB. The PCAOB announced on December 16, 2021 that it had issued its report notifying the SEC of its determination that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong. With respect to our Company the PCAOB reported that it was unable to inspect or investigate our auditor, Centurion ZD CPA & Co., which audited the Company’s financial statements included in our Annual Report on Form 10-K for year ended December 31, 2021 and which is located in Hong Kong. On April 21, 2022, the SEC provisionally identified the Company as a Commission-Identified Issuer on the SEC’s website at www.sec.gov/HFCAA. That provisional identification became final on May 12, 2022.

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

The Company has determined to engage Centurion ZD CPA & Co. to audit its financial statements for the year ending December 31, 2022; however, as a result of the restrictions and uncertainties presented by the HFCA Act the Company does not intend to engage Centurion ZD CPA & Co. thereafter, unless circumstances change such that the PCAOB is able to conduct a full inspection of Centurion ZD CPA & Co. during the required timeframe. The Company has begun the process of interviewing independent public accounting firms that are registered with the PCAOB and that are subject to PCAOB inspection to replace Centurion ZD CPA & Co., with a view to engaging such a firm to audit its financial statements for the year ending December 31, 2023, and the Company thereby expects to regain compliance with the HFCA Act.

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

NOVA LIFESTYLE, INC.
(Registrant)

Date: August 12, 2022	By:	/s/ Thanh H. Lam
Thanh H. Lam Chairperson and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2022		/s/ Jeffery Chuang
Jeffery Chuang Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

