Form 10-Q
period 2022-09-30
Nova Lifestyle, Inc.
filed 2022-11-18
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36259

NOVA LIFESTYLE, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6565 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

(323) 888-9999

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NVFY	Nasdaq Stock Market

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

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,950,260 shares of common stock outstanding as of November 15, 2022.

Nova LifeStyle, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$3,170,102	$6,276,106
Accounts receivable, net	389,943	103,397
Advance to suppliers	42,802	707,264
Inventories	12,760,772	17,656,175
Prepaid expenses	309,359	406,366
Other receivables	30,245	120,634
Tax receivable	949	299,011

Total Current Assets	16,704,172	25,568,953

Noncurrent Assets
Plant, property and equipment, net	383,408	510,680
Operating lease right-of-use assets, net	2,720,438	3,158,734
Lease deposit	69,729	72,651
Goodwill	218,606	218,606

Total Noncurrent Assets	3,392,181	3,960,671

Total Assets	$20,096,353	$29,529,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF SEPTEMBER 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021

	September 30, 2022	December 31, 2021
	(Unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$928,452	$358,362
Operating lease liability, current	740,635	731,284
Advance from customers	178,507	394,376
Accrued liabilities and other payables	362,356	326,679
Other loan interest payable	1,389	3,696

Total Current Liabilities	2,211,339	1,814,397

Noncurrent Liabilities
Other Loan	150,000	150,000
Operating lease liability, non-current	2,136,793	2,577,567
Income tax payable	1,157,603	1,543,472

Total Noncurrent Liabilities	3,444,396	4,271,039

Total Liabilities	5,655,735	6,085,436

Contingencies and Commitments

Stockholders’ Equity
Common stock, $0.001 par value; 15,000,000 shares authorized, 6,951,049 and 6,836,742 shares issued and outstanding; as of September 30, 2022 and December 31, 2021, respectively	6,951	6,837
Additional paid-in capital	43,147,149	42,660,383
Accumulated other comprehensive (loss) income	(806,054)	381,850
Accumulated deficits	(27,907,428)	(19,604,882)

Total Stockholders’ Equity	14,440,618	23,444,188

Total Liabilities and Stockholders’ Equity	$20,096,353	$29,529,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)

Net Sales	$10,495,097	$9,798,154	$3,016,104	$2,916,571

Cost of Sales	11,377,203	11,025,436	1,878,361	1,517,032

Gross (Loss) Profit	(882,106)	(1,227,282)	1,137,743	1,399,539

Operating Expenses
Selling expenses	2,181,750	2,970,745	643,206	1,323,903
General and administrative expenses	4,401,272	3,993,521	1,448,535	1,222,478
	-	-	-	-

Total Operating Expenses	6,583,022	6,964,266	2,091,741	2,546,381

Loss From Operations	(7,465,128)	(8,191,548)	(953,998)	(1,146,842)

Other Income (Expenses)
Non-operating income	84	-	84	-
Loss on disposal of fixed assets	(36,549)	-	-	-
Foreign exchange transaction income (loss)	(644,525)	32,657	(708,169)	(1,771)
Interest (expense) income, net	(8,220)	(5,844)	(2,261)	(31,755)
Financial expense	(148,208)	(160,368)	(48,648)	(48,732)

Total Other Income (Expenses), Net	(837,418)	(133,555)	(758,994)	(82,258)

Loss Before Income Taxes	(8,302,546)	(8,325,103)	(1,712,992)	(1,229,100)

Income Tax Expense	-	(180,593)	-	(167,532)

Net Loss	(8,302,546)	(8,505,696)	(1,712,992)	(1,396,632)

Other Comprehensive Loss
Foreign currency translation	(994,394)	(484,738)	(699,802)	(91,974)

Net Loss and Comprehensive Loss	(9,296,940)	(8,990,434)	(2,412,794)	(1,488,606)

Weighted average shares outstanding - Basic and Diluted	6,885,213	5,870,632	6,932,931	6,399,158

Net loss per share of common stock
Basic and Diluted	$(1.21)	$(1.45)	$(0.25)	$(0.22)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

Three Months Ended September 30, 2022

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits	Equity

Balance at beginning of period	6,891,313	$6,892	$42,974,288	$87,258	$(26,194,436)	$16,874,002

Stock issued to employees	1,500	2	3,298	-	-	3,300

Stock issued to consultants	58,236	57	169,563	-	-	169,620

Foreign currency translation loss	-	-	-	(893,312)	-	(893,312)

Net loss	-	-	-	-	(1,712,992)	(1,712,992)

Balance at end of period	6,951,049	$6,951	$43,147,149	$(806,054)	$(27,907,428)	$14,440,618

Three Months Ended September 30, 2021

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits	Equity

Balance at beginning of period	5,609,234	$5,609	$39,792,705	$405,526	$(6,751,453)	$33,452,387

Stock issued to employees	1,500	2	2,968	-	-	2,970

Stock issued to consultants	5,000	5	9,895	-	-	9,900

Issuance of common stock	1,114,508	1,114	2,759,859	-	-	2,760,973

Foreign currency translation loss	-	-	-	(91,974)	-	(91,974)

Net loss	-	-	-	-	(1,396,632)	(1,396,632)

Balance at end of period	6,730,242	$6,730	$42,565,427	$313,552	$(8,148,085)	$34,737,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

Nine Months Ended September 30, 2022

				Accumulated		Retained
			Additional	Other		Earnings	Total
	Common stock		Paid-in	Comprehensive	Statutory	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Reserve	Deficits)	Equity

Balance at beginning of period	6,836,742	$6,837	$42,660,383	$381,850	$-	$(19,604,882)	$23,444,188

Stock issued to employees	4,500	5	9,895	-	-	-	9,900

Stock issued to consultants	109,807	109	476,871	-	-	-	476,980

Foreign currency translation loss	-	-	-	(1,187,904)	-	-	(1,187,904)

Net loss	-	-	-	-	-	(8,302,546)	(8,302,546)

Balance at end of period	6,951,049	$6,951	$43,147,149	$(806,054)	$-	$(27,907,428)	$14,440,618

Nine Months Ended September 30, 2021

				Accumulated		Retained
			Additional	Other		Earnings	Total
	Common stock		Paid	Comprehensive	Statutory	(Accumulated	Stockholders’
	Shares	Amount	in Capital	Income	Reserve	Deficits)	Equity

Balance at beginning of period	5,596,234	$5,596	$39,766,978	$798,290	$6,241	$351,370	$40,928,475

Stock issued to employees	4,500	5	8,905	-	-	-	8,910

Stock issued to consultants	15,000	15	29,685	-	-	-	29,700

Issuance of common stock	1,114,508	1,114	2,759,859	-	-	-	2,760,973

De-registration and liquidation of Nova Macau	-	-	-	-	(6,241)	6,241	-

Forign currency translation loss	-	-	-	(484,738)	-	-	(484,738)

Net loss	-	-	-	-	-	(8,505,696)	(8,505,696)

Balance at end of period	6,730,242	$6,730	$42,565,427	$313,552	$-	$(8,148,085)	$34,737,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

	Nine Months Ended September 30,
	2022	2021

Cash Flows From Operating Activities
Net loss	$(8,302,546)	$(8,505,696)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	62,110	62,055
Amortization of operating lease right-of-use assets	632,766	380,178
Loss on disposal of fixed assets	36,549	-
Write down of inventories	5,169,347	5,526,307
Stock based compensation expense	486,880	38,610
Changes in bad debt allowance	2,376	(3,328)
Changes in operating assets and liabilities:
Accounts receivable	(295,163)	332,870
Advance to suppliers	664,462	56,440
Inventories	(1,706,482)	(491,056)
Other current assets	175,225	(387,526)
Operating lease liabilities	(632,766)	(348,917)
Accounts payable	570,090	(27,270)
Advance from customers	(215,869)	137,243
Accrued liabilities and other payables	(12,731)	171,218
Taxes payable	(87,807)	(70,473)

Net Cash Used in Operating Activities	(3,453,559)	(3,129,345)

Cash Flows From Investing Activities
Purchase of property and equipment	(5,771)	(155,156)

Net Cash Used in Investing Activities	(5,771)	(155,156)

Cash Flows From Financing Activities
Proceeds from equity financing, net	-	2,760,973

Net Cash Provided by Financing Activities	-	2,760,973

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$353,326	$(342,380)

Net decrease in cash and cash equivalents	(3,106,004)	(865,908)

Cash and cash equivalents, beginning of period	6,276,106	8,744,784

Cash and cash equivalents, ending of period	$3,170,102	$7,878,876

Supplemental Disclosure of Cash Flow Information
Cash paid during period for:
Income tax payments	$247,898	$251,067
Interest expense	$9,016	$4,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

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

On December 7, 2017, Nova LifeStyle incorporated i Design Blockchain Technology, Inc. (“i Design”) under the laws of the State of California. The purpose of i Design is to build the Company’s own blockchain technology team. This new company will focus on the application of blockchain technology in the furniture industry, including encouraging and facilitating interactions among designers and customers, and building a blockchain-powered platform that enables designers to showcase their products, including current and future furniture designs. This company is in the planning stage and has had minimal operations through September 30, 2022.

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

COVID-19

Beginning in 2020, a strain of novel coronavirus (“COVID-19”) has spread globally and, at this point, the Company’s operations has been adversely impacted by the COVID-19 pandemic. In particular, Nova Malaysia had not been able to operate in normal condition due to Malaysian government’s shut down orders which resulted in sales lagging and slow-moving inventories. The Company’s two showrooms in Kuala Lumpur were closed from March 2020 to May 2020 and closed again from August 2020 to March 5, 2021. Malaysia government imposed a new nationwide lockdown on May 12, 2021 until early June 2021, then the lockdown was extended to early October 2021. In October 2021, Malaysia government lifted lockdown order for people fully vaccinated against COVID-19 and our store has been reopened since then. In April 2022, Malaysia has also reopened the border for foreign visitors. However, COVID-19 in Malaysia increased financial vulnerability for those affected households and business, which contributed to significant decrease of sales and risk of continuous sluggish sales. As a result, we further lowered the estimated sales quantities of the inventories during the interim review. The Company expects that the impact of the COVID-19 outbreak on the United States, Malaysia and world economies will also continue to have a material adverse impact on the demand for its products.

In 2022, there have been outbreaks of the Omicron variant of the COVID-19 in Hong Kong and many other cities in China, along with travel restrictions, mandatory COVID-19 tests, quarantine requirements and/or temporary closure of office buildings and facilities imposed by local governments. Although our suppliers in China have not been materially and negatively impacted by such outbreaks, the government authorities may issue new orders of office closure, travel and transportation restrictions in China due to the resurgence of the COVID-19 and outbreak of new variants, which could cause the delay of the delivery from our suppliers in China.

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

The interim condensed consolidated financial information as of September 30, 2022 and for the nine months and three months ended September 30, 2022 and 2021 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, previously filed with the SEC on April 8, 2022.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of September 30, 2022, its interim condensed consolidated results of operations and cash flows for the nine months and three months ended September 30, 2022 and 2021, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, supply chain disruption, depress demand for the Company’s products, and adversely impact its results of operations. During the nine months ended September 30, 2022, the Company continued to face increasing uncertainties around its estimates of revenue collectability, accounts receivable credit losses and valuation of inventories. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Its estimates may change as new events occur and additional information emerges, and such changes will be recognized or disclosed in its unaudited condensed consolidated financial statements.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the two-step goodwill impairment test for the Diamond Bar reporting unit. Accordingly, as of September 30, 2022 and December 31, 2021, the Company concluded there was no impairment of goodwill of Diamond Bar.

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

Balance at January 1, 2022	$1,044
Provision for the period	2,376
Balance at September 30, 2022	$3,420

The bad debts provision (reversal) for the nine months ended September 30, 2022 and 2021 was $2,376 and ($3,328), respectively; and $1,316 and $262 for the three months ended September 30, 2022 and 2021, respectively.

Advances to Suppliers

Advances to suppliers represent amounts paid to suppliers in advance for goods that are yet to be delivered and from which future economic benefits are expected to flow to the Company within the normal operating cycle. Based on its historical record and in normal circumstances, the Company receives goods within 4 to 6 months from the date the advance payment is made. Due to the COVID-19 pandemic, freight transportation of products from the Company’s international suppliers has been delayed or suspended during the outbreak.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the nine months and three months ended September 30, 2022 and 2021.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expenses were $10,328 and $110,251 for the nine months ended September 30, 2022 and 2021, respectively; and $660 and $105,460 for the three months ended September 30, 2022 and 2021, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax expense for the nine months and three months ended September 30, 2022 is $0. The income tax expense for the nine months and three months ended September 30, 2021 are $180,593 and $167,532, respectively, and are primarily related to quarter-to-date income generated from foreign operation.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the quarter ended September 30, 2022, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

As of September 30, 2022 and December 31, 2021, the accumulated undistributed earnings generated by its foreign subsidiaries were approximately $26.7 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of September 30, 2022, unrecognized tax benefits were approximately $0. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $0 as of September 30, 2022. As of September 30, 2021, unrecognized tax benefits were approximately $900. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $900 as of September 30, 2021.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the nine months ended September 30, 2022 and 2021, is as follows:

	Gross UTB
	2022	2021

Balance – January 1 and September 30	$-	935

At September 30, 2022 and December 31, 2021, the Company had cumulatively accrued approximately $0, respectively, for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled $0 and $21 for the nine months ended September 30, 2022 and 2021, respectively; and $0 and $7 for the three months ended September 30, 2022 and 2021, respectively. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

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

The Company’s sales policy allows for product returns within the warranty period if the product is defective and the defects are the Company’s fault. As alternatives to the product return option, the customers have the option of requesting a discount from the Company for products with quality issues or of receiving replacement parts from the Company at no cost. The amount for product returns, the discount provided to the Company’s customers, and the costs for replacement parts were immaterial for the nine months and three months ended September 30, 2022 and 2021.

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers and write-downs of inventory.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the nine months ended September 30, 2022 and 2021, shipping and handling costs were $1,398 and $4,524, respectively, and $1,222 and $1,585 for the three months ended September 30, 2022 and 2021, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense was $857,548 and $1,122,959 for the nine months ended September 30, 2022 and 2021, respectively, and $237,875 and $299,012 for the three months ended September 30, 2022 and 2021, respectively.

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

The following table presents a reconciliation of basic and diluted loss per share for the nine months and three months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021

Net loss	$(8,302,546)	$(8,505,696)	$(1,712,992)	$(1,396,632)

Weighted average shares outstanding – Basic and Diluted *	6,885,213	5,870,632	6,932,931	6,399,158

Net loss per share of common stock
Basic and Diluted	$(1.21)	$(1.45)	$(0.25)	$(0.22)

*	Including 56,779 and 44,279 shares that were granted and vested but not yet issued for the nine months ended September 30, 2022 and 2021, respectively.

For the nine months and three months ended September 30, 2022, 1,225,959 shares exercisable under warrants, 142,500 shares of unvested restricted stock and vested stock options to purchase 134,000 shares of the company’s stock were excluded from the EPS calculation, as their effects were anti-dilutive.

For the nine months and three months ended September 30, 2021, 1,225,959 shares purchasable under warrants, 5,000 shares of unvested restricted stock and vested stock options to purchase 340,500 shares of the Company’s stock were excluded from EPS calculation, as their effects were anti-dilutive.

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

No customer accounted for 10% or more of the Company’s sales for the nine and three months ended September 30, 2022. No customer accounted for 10% of the Company’s sales for the nine months ended September 30, 2021, while one customer accounted for 15% of the Company’s sales for the three months ended September 30, 2021. Two customers accounted for 64% and 13%, respectively, of the Company’s gross accounts receivable as of September 30, 2022. Four customers accounted for 22%, 19%, 14% and 14%, respectively, of the Company’s gross accounts receivable as of December 31, 2021.

The Company purchased its products from two and three major vendors during the nine months ended September 30, 2022 and 2021, respectively, accounting for a total of 45% for 2022 (23%, and 22%) and 56% for 2021 (25%, 18%, and 13%) of the Company’s purchases. The Company purchased its products from three major vendors during the three months ended September 30, 2022 and 2021, accounting for a total of 62% for 2022 (25%, 25% and 12%) and 56% for 2021 (21%, 18% and 17%) of the Company’s purchases.

Advances made to these vendors were $8,899 and $307,718 as of September 30, 2022 and December 31, 2021, respectively. Accounts payable to these vendors were $219,097 and $125,636 as of September 30, 2022 and December 31, 2021, respectively.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2022	RM 4.64 to 1
December 31, 2021	RM 4.18 to 1

Income Statement and cash flow items
For the nine months ended September 30, 2022	RM 4.34 to 1
For the nine months ended September 30, 2021	RM 4.13 to 1

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

Management concluded that the Company had one reportable segment under ASC 280 because Diamond Bar is a furniture distributor based in California focusing on customers in the United States, Nova HK was a furniture distributor based in Hong Kong focusing on international customers, and Nova Malaysia is a furniture retailer and distributor focusing on customers primarily in Malaysia. They are all operated under the same senior management of the Company, and management views the operations of Diamond Bar, Nova HK and Nova Malaysia as one entity for making business decisions.

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

The Company recognized no impairment of ROU assets as of September 30, 2022 and December 31, 2021.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the consolidated balance sheets at September 30, 2022 and December 31, 2021.

Reclassification

Certain prior period accounts have been reclassified in conformity with current period’s presentation.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 of the two-step goodwill impairment test, under which a goodwill impairment loss was measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss is measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). Adoption of the ASUs is on a modified retrospective basis. As the Company qualifies as a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact that the adoption of ASU 2017-04 will have on its condensed consolidated financial statement presentation or disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Note 3 - Inventories

The inventories as of September 30, 2022 and December 31, 2021 totaled $12,760,772 and $17,656,175, respectively, and consisted entirely of finished goods.

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the nine months and three months ended September 30, 2022, the Company wrote-down $5,169,347 and $50,293 of slow-moving inventory, respectively. The inventory write-down is included in “Cost of Sales” in the consolidated statements of operations. For the nine months and three months ended September 30, 2021, the Company wrote-down $5,526,307 and $0 of slow-moving inventory, respectively. In light of the current and developing business conditions as a result of COVID-19 pandemic, additional write downs of inventories may be required in subsequent periods.

Note 4 - Plant, Property and Equipment, Net

As of September 30, 2022 and December 31, 2021, plant, property and equipment consisted of the following:

	September 30, 2022	December 31, 2021

Computer and office equipment	$429,215	$474,196
Decoration and renovation	450,401	487,002
	879,616	961,198
Less: accumulated depreciation	(496,208)	(450,518)
	$383,408	$510,680

Depreciation expense was $62,110 and $62,055 for the nine months ended September 30, 2022 and 2021, respectively, and $19,949 and $23,529 for the three months ended September 30, 2022 and 2021, respectively.

Note 5 - Advances to Suppliers

The Company makes advances to certain vendors for inventory purchases. The advances on inventory purchases were $42,802 and $707,264 as of September 30, 2022 and December 31, 2021, respectively.

Note 6 - Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables consisted of the following as of September 30 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Prepaid expenses	$309,359	$406,366
Other receivables	30,245	120,634
	$339,604	$527,000

As of September 30, 2022 and December 31, 2021, prepaid expenses and other receivables mainly represented prepaid insurance, prepaid advertising expense, and Celero and Cardknox account balances.

Note 7 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Other payables	$6,493	$6,893
Salary payable	6,442	6,231
Financed insurance premiums	141,945	134,173
Accrued auditing	20,000	-
Accrued commission	85,221	66,507
Accrued expenses, others	102,255	112,875
	$362,356	$326,679

As of September 30, 2022 and December 31, 2021, other accrued expenses mainly included legal and professional fees, utilities and unpaid operating expenses incurred in Malaysia. Other payables represented other taxes payable and 401(k) payable.

Note 8 - Other Loans

On May 4, 2020, the Company received loan proceeds in the amount of approximately $139,802 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. On June 5, 2020, Congress passed a new law that allowed current PPP borrowers to choose to extend the eight-week period to 24 weeks to use the funds, but which cannot be extended beyond December 31, 2020. The Company had used the loans for eligible purposes and on December 28, 2020, the Company submitted the loan forgiveness application to the bank. On November 15, 2021, the Small Business Administration (SBA) approved the company’s forgiveness application and no interest had been accrued on this loan as of September 30, 2022 and December 31, 2021.

On May 5, 2020, Diamond Bar was granted a loan from Cathay Bank in the aggregate amount of $176,294 (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted on March 27, 2020. The Loan, which was in the form of a Note dated May 5, 2020 matures on May 5, 2022 and bore interest at a rate of 1.00% per annum, payable monthly commencing on May 5, 2020. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. On June 5, 2020, Congress passed a new law that allowed current PPP borrowers to choose to extend the eight-week period to 24 weeks to use the funds but which cannot be extended beyond December 31, 2020. The Company had used all the PPP loan proceeds for qualifying purposes within 24 weeks. On June 15, 2021, the Small Business Administration (SBA) approved the Company’s loan forgiveness application and no interest had been accrued on this loan as of September 30, 2022 and December 31, 2021.

On June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. The Loan, which was in the form of a promissory note dated June 19, 2020, matures on June 18, 2050 and bears interest at a rate of 3.75% per annum, payable monthly beginning 12 months from the date of the promissory note. Funds from the Loan may only be used for working capital. The loan was secured by all tangible and intangible property of Diamond Bar. It has accumulated interest of $4,272 and $4,328 for the nine months ended September 30, 2022 and 2021, respectively; and interest of $1,433 and $1,461 for the three months ended September 30, 2022 and 2021, respectively.

Note 9- Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s President who is currently also the Chief Executive Officer and Chairperson of the Board. The lease is renewable and has been renewed each year since 2011. On April 1, 2022, the Company renewed the lease for an additional one year term at a cost of $34,562. During the nine months ended September 30, 2022 and 2021, the Company recorded rental amounts of $17,281 and $34,561, respectively, which were included in selling expenses; and rental amounts of $8,641 and $17,280 for the three months ended September 30, 2022 and 2021, respectively.

On January 4, 2018, the Company entered into a sales representative agreement with a consulting firm, which is owned by the President, Chief Executive Officer and Chairperson of the Board, for sales representative service for a term of two years. On January 4, 2020, the Company renewed the agreement for an additional two years which was amended in July 2020. If not terminated during the first year, the agreement will continue until one party or the other terminates the agreement with 30 days written notice. The Company agreed to compensate the consulting firm via commission at predetermined rates of the relevant sales amount. During the nine months ended September 30, 2022 and 2021, the Company recorded $314,163 and $304,958 as commission expense to this consulting firm, respectively; and $88,149 and $93,156 for the three months ended September 30, 2022 and 2021, respectively.

In September 2021, Nova Malaysia entered into a consultancy agreement with an I.T. firm whose sole shareholder was a director of Nova Macao to provide E-Commerce Web Application Setup, E-Commerce Essentials Implementation, E-Commerce UIUX and other related services. During the nine and three months ended September 30, 2022, the Company recorded $317,152 and $29,181 as technology service expenses to this I.T. firm, respectively.

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

Shares and Warrants issued through Private Placement

On July 23, 2021, the Company conducted a registered direct offering of 1,114,508 shares of common stock. The shares were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission (the “SEC”) on October 8, 2020 and subsequently declared effective on October 15, 2020. Additionally, the Company issued to the investors unregistered warrants to purchase up to an aggregate of 1,114,508 shares of common stock in a concurrent private placement. The combined purchase price for one share of common stock and a warrant to purchase one share of common stock was $2.80. The warrants have an exercise price of $3.50 per share, are exercisable beginning six-months from the date of issuance, and will expire five and a half years from the date of issuance. The offering gross proceeds were $3,120,622 before deducting placement agent’s commissions and other offering costs, and the net proceeds of the offering were approximately $2,760,000. The offering closed on July 27, 2021.

In conjunction with this offering, the Company issued warrants to purchase 111,451 shares of common stock at an exercise price of $3.50 per share to the placement agent and its designees. The placement agent warrants are exercisable on the six-month anniversary of the issuance date. The placement agent warrants are exercisable for four and a half years from the initial exercise date. The placement agent warrants have piggy-back registration rights and have a termination date of July 23, 2026.

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

Warrants

The following is a summary of the warrant activity for the nine months ended September 30, 2022:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2022	1,225,959	$3.50	5.02
Exercisable at January 1, 2022	-	$-	-
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at September 30, 2022	1,225,959	$3.50	4.27
Exercisable at September 30, 2022	1,225,959	$3.50	4.27

Shares Issued to Consultants

On November 16, 2020, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2020 for a one-year term. The Company agreed to grant the consultant 20,000 shares of the Company’s common stock, vesting 25% on February 15, 2021, 25% on May 15, 2021, 25% on August 15, 2021 and 25% on November 15, 2021. The fair value of the 20,000 shares was $39,600, which was calculated based on the stock price of $1.98 per share on November 16, 2020 and is being amortized over the service term. The shares were issued pursuant to the 2014 Omnibus Long-Term Incentive Plan. During the nine months and three months ended September 30, 2021, the Company charged $29,700 and $9,900, respectively, to operations as consulting expenses.

On November 2, 2021, the Company entered into an information technology consulting agreement with a consultant for analyzing and developing the Company’s information technology infrastructure and system, and related general business advisory services effective on November 2, 2021 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, 50,000 shares issued before the end of November 2021 and remaining 50,000 shares will be issued on the one-year anniversary of the agreement. The fair value of the 100,000 shares was $236,000, which was calculated based on the stock price of $2.36 per share on November 2, 2021 and is being amortized over the service term. The shares were issued pursuant to Nova Lifestyle, Inc. 2021 Omnibus Equity Plan (the “2021 Plan”). During the nine months and three months ended September 30, 2022, the Company charged $176,515 and $59,485, respectively, to operations as consulting expenses.

On November 2, 2021, the Company entered into a marketing consulting agreement with a consultant for developing branding and marketing strategies, analyzing and evaluating consumer data services effective on November 2, 2021 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, 50,000 shares issued before the end of November 2021 and remaining 50,000 shares will be issued on the one-year anniversary of the agreement. The fair value of the 100,000 shares was $236,000, which was calculated based on the stock price of $2.36 per share on November 2, 2021 and is being amortized over the service term. The shares were issued pursuant to the 2021 Plan. During the nine months and three months ended September 30, 2022, the Company charged $176,515 and $59,485, respectively, to operations as consulting expenses.

On November 11, 2021, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2021 for a one-year term. The Company agreed to grant the consultant 20,000 shares of the Company’s common stock, vesting 25% on February 15, 2022, 25% on May 15, 2022, 25% on August 15, 2022 and 25% on November 15, 2022. The fair value of the 20,000 shares was $46,600, which was calculated based on the stock price of $2.33 per share on November 16, 2021 and is being amortized over the service term. The shares were issued pursuant to the 2021 Plan. During the nine months and three months ended September 30, 2022, the Company charged $34,950 and $11,650, respectively, to operations as consulting expenses.

On January 28, 2022, the Company entered into an advisory service agreement with a designer for advising furniture design concept and development effective on February 1, 2022 for twelve months. The Company shall pay the designer $10,000 per month starting from February 1, 2022 for twelve months, in the form of the Company’s Common Stock, calculated based on the closing stock price on the first trading day of the corresponding month. The shares were issued pursuant to the 2021 Plan. During the nine months and three months ended September 30, 2022, the company issued 82,306 and 40,735 shares to the designer and charged $80,000 and $30,000, respectively, to operations as designer fee.

On July 1, 2022, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on July 1, 2022 for a one-year term. The Company agreed to grant the consultant 50,000 shares of the Company’s common stock, vesting 25% on July 1, 2022, 25% on October 1, 2022, 25% on January 1, 2023 and 25% on April 1, 2023. The fair value of the 50,000 shares was $36,000, which was calculated based on the stock price of $0.72 per share on July 1, 2022 and is being amortized over the service term. The shares were issued pursuant to the 2021 Plan. During the nine months and three months ended September 30, 2022, the Company charged $9,000 to operations as consulting expenses.

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

On November 11, 2021, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2021. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2021 Omnibus Equity Plan. The fair value of these shares was $13,200, which was calculated based on the stock price of $2.20 per share on November 11, 2021, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 10, 2021, 25% on March 31, 2022, 25% on June 30, 2022 and 25% on September 30, 2022. During the nine months and three months ended September 30, 2022, the Company amortized $9,900 and $3,300, respectively, to operations as stock compensation expense.

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

As of September 30, 2022, unrecognized share-based compensation expense was $114,159.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2022	340,500	$5.97	1.32
Exercisable at January 1, 2022	340,500	5.97	1.32

Granted	-	-	-
Exercised	-	-	-
Forfeited	206,500	6.87	-
Outstanding at September 30, 2022	134,000	4.58	1.58
Exercisable at September 30, 2022	134,000	5.97	0.82

(1)	The intrinsic value of the stock options at September 30, 2022 is the amount by which the market value of the Company’s common stock of $0.74 as of September 30, 2022 exceeds the average exercise price of the option. As of September 30, 2022, the intrinsic value of the outstanding and exercisable stock options was $0.

Note 11 - Geographical Analysis

Geographical distribution of sales consisted of the following for the nine months and three months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Geographical Areas
North America	$9,863,167	$9,237,435	$2,766,486	$2,850,262
Asia (excluding China)	61,247	248,118	(1,034)	(2,028)
Other countries	570,683	312,601	250,652	68,337
	$10,495,097	$9,798,154	$3,016,104	$2,916,571

Geographical location of identifiable long-lived assets as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Geographical Areas
North America	$2,548,487	$2,986,290
Asia	555,359	683,124
	$3,103,846	$3,669,414

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

On July 15, 2019, Nova Malaysia entered into a sublease agreement for warehouse space with a two-year term, expiring on July 14, 2021. The initial monthly rental payment was 20,000 Malaysia Ringgit ($4,608) and was increased to 35,000 Malaysia Ringgit ($8,065) effective August 1, 2020. On July 15, 2021, Nova Malaysia extended the lease for another two years with an expiration date of July 31, 2023.

On October 29, 2019, Nova Malaysia entered into a lease agreement for a showroom with a two-year term, commencing on December 1, 2019 and expiring on November 30, 2021. On November 26, 2021, Nova Malaysia extended the lease to November 30, 2022 with an option for renewal for another term of 24 months. The monthly rental payment is 9,280 Malaysia Ringgit ($2,138).

On August 20, 2020, Nova Malaysia entered into a sublease agreement for an office and service center with a two-year term, commencing on September 1, 2020 and expiring on August 31, 2022. On July 29, 2022, Nova Malaysia extended the lease for another two years with an expiration date of August 31, 2024. The monthly rental payment is 30,000 Malaysia Ringgit ($6,912).

Operating lease expense for the nine months and three months ended September 30, 2022 and 2021 was as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021

Operating lease cost – straight line	$640,430	$603,764	$213,477	$203,388

The following is a schedule, by years, of maturities of operating lease liabilities as of September 30, 2022:

Operating Leases
2022 (remainder)	$210,874
2023	807,868
2024	754,510
2025	701,142
Thereafter	598,820
Total undiscounted cash flows	3,073,214

Lease Term and Discount Rate

September 30, 2022
Weighted-average remaining lease term - years
Operating leases - USA	4.09
Operating leases - Malaysia	1.63

Weighted-average discount rate (%)
Operating leases - USA	3.25%
Operating leases - Malaysia	4.66%

Supplemental cash flow information related to leases where the Company was the lessee for the nine months ended September 30, 2022 and 2021 was as follows:

	2022	2021

Operating cash outflows from operating leases	$632,766	$210,922

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

On March 8, 2022, the parties to the Barney Action filed a Stipulation of Settlement (“Settlement”) with the Court. Under the terms of the Settlement, and without admitting to any wrongdoing, fault, or liability, the Company agreed to a payment of $750,000 to completely resolve the Barney Action. The $750,000 would be funded by the remainder of any retention under applicable directors and officer liability insurance with the remainder paid by the directors and officer liability insurer. The settlement provided for the class members’ complete release of all claims against the Company and the named defendants with respect to any of the matters alleged in the litigation. The Settlement was subject to various conditions, including preliminary approval by the Court, notice to all class members, an opt-out period, and a final hearing and approval by the Court.

By Memorandum Opinion and Order dated August 29, 2022, the Court denied the Barney plaintiffs’ unopposed Motion to Certify a Settlement Class and to Approve the Settlement. The Court held that plaintiffs had not met their burden of establishing the prerequisites to class certification of adequacy of class counsel, numerosity, and the superiority of class certification in fairly and efficiently adjudicating the controversy. The Court similarly concluded that plaintiffs had failed to make a threshold showing that the settlement was fair and adequate. Finally, the Court rejected plaintiffs’ proposed plan for providing notice of the settlement to putative class members, finding that it was inadequate under the circumstances.

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

Note 14 - Subsequent Events

The Company has evaluated subsequent events through November 18, 2022, the date of the issuance of the condensed consolidated financial statements, and no subsequent event is identified.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The following discussion and analysis are based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”). All references to the third quarter and first nine months of 2022 and 2021 mean the three and nine-month periods ended September 30, 2022 and 2021. In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2021 Form 10-K.

Overview

Nova LifeStyle, Inc. is a distributor of contemporary styled residential and commercial furniture incorporated into a dynamic marketing and sales platform offering retail and wholesale as well as online selection and global purchase fulfillment. We monitor popular trends and products to create design elements that are then integrated into our product lines that can be used as both stand-alone or whole-room and home furnishing solutions. Through our global network of retailers, e-commerce platforms, stagers and hospitality providers, Nova LifeStyle also sells (through an exclusive third-party manufacturing partner) a managed variety of high quality bedding foundation components.

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

Due to the recent imposition of significant trade tariffs on importation from China to the United States and the adverse effect such policies have on our operations, we are actively pursuing alternative product lines with positive growth potential. One such area pertains to the health-oriented furniture segment which continues to experience popularity, particularly in Asia. Since the second quarter of 2019, we have developed a line of high-end physiotherapeutic jade mats with China-based manufacturing partners for use in therapy clinics, hospitality, and real estate projects in Asia. We launched our first flagship showroom/retail store in Kuala Lumpur, Malaysia in late 2019, which, after several COVID-19 related temporary closing, was reopened in October 2021. In April 2022, Malaysia has reopened the border for foreign visitors. However, COVID-19 in Malaysia increased financial vulnerability for those affected households and business, which contributed to significant decrease of sales and risk of continuous sluggish sales. As a result, we further lowered the estimated sales quantities of the inventories during the interim review. During the nine months ended September 30, 2022, we wrote down the inventory of $5.12 million. We will regularly monitor the future demands and jade mats market for impairment consideration. We expect that our flagship showroom/retail store will serve as one of our primary distribution channels in Malaysia. Marketing of jade mats will focus on their premium therapeutic qualities and target health conscious general consumers and professionals. We have limited experience with operations in Southeast Asia and considerable management attention and resources may be required to manage these new markets and product lines. We may be subject to additional risks including credit risk, currency exchange rate fluctuations, foreign exchange controls, import and export requirements, potentially adverse tax consequences and higher costs associated with doing business internationally.

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

Accounts Receivable

Our accounts receivable arises from product sales. We do not adjust receivables for the effects of a significant financing component at contract inception if we expect to collect the receivables in one year or less from the time of sale. We do not expect to collect receivables greater than one year from the time of sale. Our policy is to maintain an allowance for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. We maintained an allowance for bad debt of $3,420 and $1,873 as of September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022 and 2021, bad debts provision (reversal) were $2,376 and ($3,328), respectively; and $1,316 and $262 for the three months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had gross receivable of $393,363 of which no amount was over 90 days past due. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing trade accounts receivable. We determine the allowance based on historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

Advances to Suppliers

Advances to suppliers represent amounts paid to suppliers in advance for goods that are yet to be delivered and from which future economic benefits are expected to flow to the Company within the normal operating cycle. Based on our historical records and in normal circumstances, we generally receive goods within 4 to 6 months from the date the advance payment is made. Due to the COVID-19 pandemic, the freight transportation of the products from our international suppliers have been delayed or suspended during the outbreak.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the quarter ended September 30, 2022, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault. As alternatives for the product return option, the customers have the option of asking us for a discount for products with quality issues, or of receiving replacement parts from us at no cost. The amount of reserves for return of products, the discount provided to the customers, and cost for the replacement parts were immaterial for the nine months and three months ended September 30, 2022 and 2021.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2022	RM 4.64 to 1
December 31, 2021	RM 4.18 to 1

Income statement and cash flow items
For the nine months ended September 30, 2022	RM 4.34 to 1
For the nine months ended September 30, 2021	RM 4.13 to 1

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

Recently Issued But Not Yet Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 is to be adopted on a modified retrospective basis. As a smaller reporting company, ASU 2016-13 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. In March 2022, the FASB issued ASU 2022-02, Topic 326. The ASU eliminates the accounting guidance for trouble debt restructurings by creditors in Subtopic 310-40, and enhances the disclosure requirements for modifications of loans to borrowers experiencing financial difficulty. Additionally, the ASU requires disclosure of gross write offs of receivables by year of origination for receivables within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. This ASU is effective for periods beginning after December 15, 2022. We are currently evaluating the impact that the adoption of ASU 2016-13 and ASU 2022-02 will have on our consolidated financial statement presentations and disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 of the two-step goodwill impairment test, under which a goodwill impairment loss was measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss is measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). Adoption of the ASUs is on a modified retrospective basis. As the Company qualifies as a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. We are currently evaluating the impact that the adoption of ASU 2017-04 will have on our consolidated financial statement presentation or disclosures.

We do not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on our financial statement presentation or disclosures.

Results of Operations

Comparison of Three Months Ended September 30, 2022 and 2021

The following table sets forth the results of our operations for the three months ended September 30, 2022 and 2021. Certain columns may not add due to rounding.

	Three Months Ended September 30,
	2022		2021
	$	% of Sales	$	% of Sales
Net sales	$3,016,104		$2,916,571
Cost of sales	(1,878,361)	(62)%	(1,517,032)	(52)%
Gross Profit	1,137,743	38%	1,399,539	48%
Operating expenses	(2,091,741)	(69)%	(2,546,381)	(87)%
Loss from operations	(953,998)	(32)%	(1,146,842)	(39)%
Other expenses, net	(758,994)	(25)%	(82,258)	(3)%
Income tax expenses	-	0%	(167,532)	(6)%
Net loss	(1,712,992)	(57)%	(1,396,632)	(48)%

Net Sales

Net sales for the three months ended September 30, 2022 were $3.02 million, an increase of 3.4% from $2.92 million for the same period of 2021. This increase in net sales resulted primarily from a 6.1% increase in average selling price, partially offset by a 2.5% decrease in sales volume. Our three largest selling product categories for the three months ended September 30, 2022 were sofas, beds, and chairs, which accounted for approximately 38%, 15% and 12% of sales, respectively. For the three months ended September 30, 2021, the three largest selling categories were sofas, beds, and dining tables, which accounted for approximately 40%, 14% and 8% of sales, respectively.

The $0.10 million increase in net sales for the three months ended September 30, 2022, compared to the same period of 2021, was mainly due to increased sales to other countries. Sales to other countries increased by $182,315 to $250,652 for the three months ended September 30, 2022 from $68,337 for the same period of 2021, primarily due to the increase in direct container sales in other countries. The increase in net sales is partially offset by the decrease in sales to North America of $83,776 to $2.77 million for the three months ended September 30, 2022, compared to $2.85 million for the same period of 2021, such decrease being mainly a result of U.S. tightening monetary policy, reducing the purchasing power of the customers and thus making them less willing to spend in nonfood categories.

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales increased by 23.8% to $1.88 million for the three months ended September 30, 2022, compared to $1.52 million for the same period of 2021. Cost of sales as a percentage of sales increased to 62% for the three months ended September 30, 2022, compared to 52% for the same period of 2021. The increase in cost of sales in dollar term and cost of sales as a percentage of sales is a result of three related factors: (a) our write down of $50,293 of our slow-moving inventory, primarily the products in U.S., to the lower of cost and net realizable value for the three months ended September 30, 2022, compared to no inventory write down for the same period of 2021; (b) the increase in our direct container sales which came with low profit margin; (c) the increase in shipping costs due to global shipping container shortage.

Moreover, total cost of sales excluding our inventory write down of $50,293, increased by 20.5% to $1.83 million for the three months ended September 30, 2022, compared to $1.52 million with no inventory write down for the same period of 2021. Cost of sales as a percentage of sales, excluding our inventory write down of $50,293, increased to 61% for the three months ended September 30, 2022, compared to 52% with no inventory write down for the same period of 2021. This increase primarily resulted from the increase in our direct container sales which came with low profit margin and the increase in shipping costs due to global shipping container shortage.

Gross Profit

Gross profit was $1.14 million for the three months ended September 30, 2022, compared to gross profit of $1.40 million for the same period of 2021, representing a decrease in gross profit of $0.26 million. Our gross profit margin was 38% for the three months ended September 30, 2022, compared to a gross profit margin of 48% for the same period of 2021. The decrease in gross profit margin is a result of two factors: (a) our write down of $50,293 of our slow-moving inventory, primarily the products in U.S., for the three months ended September 30, 2022, compared to no inventory write-down for the same period of 2021; (b) the increase in our direct containers sales which came with low profit margin.

Operating Expenses

Operating expenses consisted of selling and general and administrative expenses. Operating expenses were $2.09 million for the three months ended September 30, 2022, compared to $2.55 million for the same period of 2021. Selling expenses decreased by 51.4%, or $0.68 million, to $0.64 million for the three months ended September 30, 2022, from $1.32 million for the same period of 2021, primarily due to decreased marketing and advertising expenses. In addition, general and administrative expenses increased by 18.5%, or $0.23 million, to $1.45 million for the three months ended September 30, 2022, from $1.22 million for the same period of 2021, primarily due to an increase in travel expense and consulting fee of $0.26 million and $0.13 million, respectively, while the increase was partially offset by a decrease in legal fees and research and development expenses of $0.16 million and $0.10 million, respectively.

Other Expenses, Net

Other expenses, net, was $0.76 million for the three months ended September 30, 2022, compared to other expenses, net of $82,258 for the same period of 2021, representing an increase in other expenses of $676,736. The increase in other expenses was due primarily to the increase in foreign exchange loss of $706,398 to $708,169 for the three months ended September 30, 2022 from foreign exchange loss of $1,771 for the same period of 2021. The increase in foreign exchange loss was mainly a result of the depreciation of Malaysian Ringgit against U.S. dollars on the Company’s assets in Malaysia. However, the increase in other expenses was partially offset by a decrease in interest expense, net of $29,494 to $2,261 for the three months ended September 30, 2022, compared with $31,755 for the same period of 2021. The decrease in interest expense was mainly because, during the three months ended September 30, 2021, we wrote off interest income for the loan of $1.21 million to an unrelated party with 6% annual interest rate which principal has been fully repaid by such third party on August 13, 2021.

Income Tax Expenses

Income tax expense was $0 for the three months ended September 30, 2022, compared to $167,532 for the same period of 2021. The income tax expenses were primarily related to the foreign-sourced earnings from one of our subsidiaries, Nova HK for the three months ended September 30, 2021.

Net Loss

As a result of the foregoing, our net loss was $1.71 million for the three months ended September 30, 2022, compared to net loss of $1.40 million for the same period of 2021.

Comparison of Nine Months Ended September 30, 2022 and 2021

The following table sets forth the results of our operations for the nine months ended September 30, 2022 and 2021. Certain columns may not add due to rounding.

	Nine Months Ended September 30,
	2022		2021
	$	% of Sales	$	% of Sales
Net sales	$10,495,097		$9,798,154
Cost of sales	(11,377,203)	(108)%	(11,025,436)	(113)%
Gross loss	(882,106)	(8)%	(1,227,282)	(13)%
Operating expenses	(6,583,022)	(63)%	(6,964,266)	(71)%
Loss from operations	(7,465,128)	(71)%	(8,191,548)	(84)%
Other expenses, net	(837,418)	(8)%	(133,555)	(1)%
Income tax expenses	-	0%	(180,593)	(2)%
Net loss	(8,302,546)	(79)%	(8,505,696)	(87)%

Net Sales

Net sales for the nine months ended September 30, 2022 were $10.50 million, an increase of 7.1% from $9.80 million for the same period of 2021. This increase in net sales resulted primarily from a 12.8% increase in average selling price, partially offset by a 5.1% decrease in sales volume. Our three largest selling product categories for the nine months ended September 30, 2022 were sofas, beds, and chairs, which accounted for approximately 40%, 14% and 11% of sales, respectively. For the nine months ended September 30, 2021, the three largest selling categories were sofas, beds and coffee tables, which accounted for approximately 47%, 15% and 7% of sales, respectively.

The $0.70 million increase in net sales for the nine months ended September 30, 2022, compared to the same period of 2021, was mainly due to increased sales to North America and other countries. Sales to North America increased by 6.8% to $9.86 million for the nine months ended September 30, 2022, compared to $9.24 million for the same period of 2021. It was primarily due to the increase in direct container sales as we received more sales orders from our existing customers during nine months ended September 30, 2022. Sales to other countries increased by $0.26 million to $570,683 for the nine months ended September 30, 2022 from $312,601 for the same period of 2021, primarily due to the increase in direct container sales in other countries. However, the increase in net sales was partially offset by the decrease in sales to Asia. Sales to Asia decreased by $186,871 to $61,247 for the nine months ended September 30, 2022, compared to $248,118 for the same period of 2021, primarily due to less sales orders from our customers in Malaysia, as Malaysia has tightened its monetary policy to maintain the stability of Ringgit, which reduced the purchasing power of the consumers and thus making them less willing to spend in nonfood categories.

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales increased by $0.35 million to $11.38 million for the nine months ended September 30, 2022, compared to $11.03 million for the same period of 2021. Cost of sales as a percentage of sales decreased to 108% for the nine months ended September 30, 2022, compared to 113% for the same period of 2021. The increase in cost of sales in dollar term primarily resulted from the increase in our direct container sales which came with low profit margin and the increase in shipping costs due to global shipping container shortage. The decrease in cost of sales as a percentage of sales was due to the decrease in our inventory write down of $0.36 million to $5.17 million for the nine months ended September 30, 2022, compared with $5.53 million for the same period of 2021.

Moreover, total cost of sales excluding our inventory write down of $5.17 million, increased by 12.9% to $6.21 million for the nine months ended September 30, 2022, compared to $5.50 million which excluded our inventory write down of $5.53 million for the same period of 2021. Cost of sales as a percentage of sales, excluding our inventory write down of $5.17 million, increased to 59% for the nine months ended September 30, 2022, compared to 56% which excluded our inventory write down of $5.53 million for the same period of 2021. This increase primarily resulted from the increase in our direct container sales which came with low profit margin and the increase in shipping costs due to global shipping container shortage.

Gross Loss

Gross loss was $0.88 million for the nine months ended September 30, 2022, compared to gross loss of $1.23 million for the same period of 2021, representing a decrease in gross loss of $0.35 million. Our gross loss margin was 8% for the nine months ended September 30, 2022, compared to a gross loss margin of 13% for the same period of 2021. The decrease in gross loss margin is mainly a result of our inventory write down of $5.17 million for the nine months ended September 30, 2022, which was less than our inventory write down of $5.53 million for the same period of 2021. We sold more Jade Mats in Malaysia during the nine months ended September 30, 2022, compared to the same period of 2021.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses. Operating expenses were $6.58 million for the nine months ended September 30, 2022, compared to $6.96 million for the same period of 2021. Selling expenses decreased by 26.6%, or $0.79 million, to $2.18 million for the nine months ended September 30, 2022, from $2.97 million for the same period of 2021, primarily due to decreased marketing and advertising expenses. The general and administrative expenses increased by 10.2%, or $0.41 million, to $4.40 million for the nine months ended September 30, 2022, from $3.99 million for the same period of 2021, primarily due to an increase in consulting fee and travel expense of $0.37 million and $0.27 million, respectively, while the increase was partially offset by a decrease in legal fees and research and development expenses of $0.23 million and $0.10 million, respectively.

Other Expenses, Net

Other expenses, net, was $837,418 for the nine months ended September 30, 2022, compared to $133,555 for the same period of 2021, representing an increase in other expenses of $703,863. The increase in other expenses was due primarily to the increase in foreign exchange loss of $677,182 to $644,525 for the nine months ended September 30, 2022 from foreign exchange gain of $32,657 for the same period of 2021. The increase in foreign exchange loss was mainly a result of the depreciation of Malaysian Ringgit against U.S. dollars on the Company’s assets in Malaysia. Besides, the increase in other expenses resulted from a loss on disposal of fixed assets of $36,549 for the nine months ended September 30, 2022, compared to zero loss for the same period of 2021, such loss on disposal of fixed assets being due to the de-registration of our subsidiary Nova HK. However, the increase in other expenses was partially offset by a decrease in financial expense of $12,160 to $148,208 for the nine months ended September 30, 2022, compared with $160,368 for the same period of 2021. The decrease in financial expense was mainly because the Company has stopped accepting PayPal payments from customers since PayPal increased its transaction fees during the nine months ended September 30, 2022.

Income Tax Expenses

Income tax expense was $0 for the nine months ended September 30, 2022, compared to $180,593 for the same period of 2021. The income tax expenses were primarily related to the foreign-sourced earnings from one of our subsidiaries, Nova HK for the nine months ended September 30, 2021.

Net Loss

As a result of the foregoing, our net loss was $8.30 million for the nine months ended September 30, 2022, compared to net loss of $8.51 million for the same period of 2021.

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

We rely primarily on internally generated cash flow and available working capital to support growth. We may seek additional financing in the form of bank loans or other credit facilities or funds raised through offerings of our equity or debt, if and when we determine such offerings are required. As of September 30, 2022, we do not have any credit facilities. We believe that our current cash and cash equivalents and anticipated cash receipts from sales of products will be sufficient to meet our anticipated working capital requirements and capital expenditures for the next 12 months.

We had net working capital of $14,492,833 at September 30, 2022, a decrease of $9,261,723 from net working capital of $23,754,556 at December 31, 2021. The ratio of current assets to current liabilities was 7.55-to-1 at September 30, 2022.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2022 and 2021:

	2022	2021
Cash provided by (used in):
Operating activities	$(3,453,559)	$(3,129,345)
Investing activities	(5,771)	(155,156)
Financing activities	-	2,760,973

Net cash used in operating activities was $3.45 million for the nine months ended September 30, 2022, an increase in cash outflow of $0.32 million from $3.13 million of cash used in operating activities for the same period of 2021. The increase in cash outflow was attributable primarily to an increase in cash outflow of $1.22 million for inventory to $1.71 million cash outflow for the nine months ended September 30, 2022, compared to $0.49 million cash outflow for the same period of 2021, such increase in cash outflow being mainly due to more product purchases made from our suppliers. Also, there was an increase in cash outflow of $0.63 million for accounts receivable to $0.30 million cash outflow for the nine months ended September 30, 2022, compared to $0.33 million cash inflow for the same period of 2021, such increase in cash outflow being mainly a result of more credit sales in the nine months ended September 30, 2022. The increase in operating cash outflow was partially offset by (i) an increase in cash inflow of $0.61 million for advance to suppliers to $0.66 million cash inflow for the nine months ended September 30, 2022, compared to $56,440 cash inflow for the same period of 2021, such increase in cash inflow being mainly due to less deposits paid to our suppliers with more goods being received from them in the nine months ended September 30, 2022 comparing to the same period in 2021; (ii) an increase in cash inflow of $0.60 million for accounts payable to $0.57 million cash inflow for the nine months ended September 30, 2022, compared to $27,270 cash outflow for the same period of 2021, such increase in cash inflow being mainly due to more purchases made on credit in the nine months ended September 30, 2022.

Net cash used in investing activities was $5,771 for the nine months ended September 30, 2022, compared to $155,156 for the same period of 2021. We incurred cash outflow of $5,771 from purchase of office equipment during the nine months ended September 30, 2022. For the same period of 2021, we incurred cash outflow of $155,156 from purchase of office equipment and leasehold improvement.

Net cash provided by financing activities was $0 for the nine months ended September 30, 2022, compared to $2.76 million cash inflow for the same period of 2021. During the nine months ended September 30, 2021, we received $2.76 million from equity financing.

As of September 30, 2022, we had gross accounts receivable of $393,363, of which $52,301 was not yet past due and $341,062 was less than 90 days past due. We had an allowance for bad debt of $3,420. As of November 9, 2022, accounts receivable of $98,819 outstanding as of September 30, 2022 had been collected.

All accounts receivable outstanding at December 31, 2021 had been collected during 2022.

As of September 30, 2022 and December 31, 2021, we had advances to suppliers of $42,802 and $707,264, respectively. These supplier prepayments are made for goods before we actually receive them.

For a new product, the normal lead time from new product R&D, prototype, and mass production to delivery of goods from our suppliers to us is approximately six to nine months after we make advance payments to our suppliers. For other products, the typical time is 4-6 months after our advance payment. Due to the COVID-19 pandemic, freight transportation of products from our international suppliers has been delayed or suspended during the outbreak. As such, no reserve on supplier prepayments had been made or recorded by us. We will consider the need for a reserve when and if a supplier fails to fulfill our orders within the time frame as stipulated in the purchase contracts. As of September 30, 2022 and December 31, 2021, no reserve on supplier prepayments had been made or recorded by us.

As of November 9, 2022, 36% of our advances to suppliers outstanding at September 30, 2022 had been delivered to us in the form of purchases of furniture.

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

Other Long-Term Liabilities

As of September 30, 2022, we recorded long-term taxes payable of $1.16 million, consisting of an income tax payable of $1.16 million, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on our post-1986 foreign unremitted earnings, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2022. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

On March 8, 2022, the parties to the Barney Action filed a Stipulation of Settlement (“Settlement”) with the Court. Under the terms of the Settlement, and without admitting to any wrongdoing, fault, or liability, the Company agreed to a payment of $750,000 to completely resolve the Barney Action. The $750,000 would be funded by the remainder of any retention under applicable directors and officer liability insurance with the remainder paid by the directors and officer liability insurer. The settlement provides for the class members’ complete release of all claims against the Company and the named defendants with respect to any of the matters alleged in the litigation. The Settlement was subject to various conditions, including preliminary approval by the Court, notice to all class members, an opt-out period, and a final hearing and approval by the Court.

By Memorandum Opinion and Order dated August 29, 2022, the Court denied the Barney plaintiffs’ unopposed Motion to Certify a Settlement Class and to Approve the Settlement. The Court held that plaintiffs had not met their burden of establishing the prerequisites to class certification of adequacy of class counsel, numerosity, and the superiority of class certification in fairly and efficiently adjudicating the controversy. The Court similarly concluded that plaintiffs had failed to make a threshold showing that the settlement was fair and adequate. Finally, the Court rejected plaintiffs’ proposed plan for providing notice of the settlement to putative class members, finding that it was inadequate under the circumstances.

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

NOVA LIFESTYLE, INC.
(Registrant)

Date: November 18, 2022	By:	/s/ Thanh H. Lam
Thanh H. Lam
Chairperson and Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2022		/s/ Jeffery Chuang
Jeffery Chuang
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

