Form 10-K
period 2022-12-31
Nova Lifestyle, Inc.
filed 2023-04-17
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of June 30, 2022, the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $3.42 million, based upon the closing price of the Company’s common stock of $0.72 per share as reported on the same date.

As of April 12, 2023, there were 7,194,018 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2022. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

This report contains statistical data we obtained from various publicly available government publications and industry-specific third-party reports. Statistical data in these publications also include projections based on a number of assumptions. The markets for our products may not grow at the rate projected by market data, or at all. The failure of these markets to grow at the projected rates may have a material adverse effect on our business and the market price of our securities. In addition, the rapidly changing nature of our customers’ industries results in significant uncertainties in any projections or estimates relating to the growth prospects or future condition of our markets. Furthermore, if any one or more of the assumptions underlying the market data is later found to be incorrect, actual results may differ from the projections based on these assumptions. You should not place undue reliance on these forward-looking statements.

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

Nova LifeStyle’s family of brands includes Nova LifeStyle, Diamond Sofa (www.diamondsofa.com) and Nova Living.

Our business strength lies in our abilities to quickly adapt to changing market demand and stay ahead of the latest trends in modern furniture designs. Our customers principally consist of designers, distributors and retailers who cater to mid-level and high-end private label home furnishings that have little product overlap within our specific furnishings products or product lines. Nova LifeStyle is constantly seeking to integrate new sources of distribution and manufacturing that are aligned with our growth strategies, allowing us to continually focus on growing our customer base as well as driving the expansion of our overall distribution and manufacturing relationships worldwide, providing our customers with trendy furnishing solutions.

We generate the majority of our sales as a branding and marketing company with vertically integrated third-party manufacturing capabilities for global furniture distributors and large national retailers. We have established long term relationships with our worldwide customers by providing them with high quality, large scale and cost-effective sourcing solutions. Our worldwide logistics and delivery capabilities provide our customers with the flexibility to select from our extensive furniture collections tailored for their respective needs. Our experience marketing products to international customers have enabled us to fully integrate the supply scale, product delivery logistics, marketing efficiency and design expertise to address customer demand from established markets in the North America, Central America, South America, Asia, and the Middle East.

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

Human Capital Resources

We understand that our success depends on our ability to attract, train and retain our employees. We strive to attract, recruit, and retain employees through competitive compensation and benefit programs, learning and development opportunities that support career growth and advancement opportunities, and employee engagement initiatives that foster a strong Company culture. In addition to cash compensation, we offer customary benefits in accordance with local regulatory requirements as well as stock options to our employees. We also recognize the importance of keeping our employees safe. In response to the COVID-19 pandemic, we implemented changes that we determined were in the best interest of our employees and have followed local government orders to prevent the spread of COVID-19. As of December 31, 2022, we had 28 full time employees worldwide. Our U.S. corporate office and operations employed 24 full-time employees, our location in Malaysia and Hong Kong employed 3 and 1 full-time employees, respectively. We believe that relations with our employees are satisfactory. We have no collective bargaining agreements with our employees.

Recent Developments Related to the COVID-19 Outbreak

Beginning in early 2020, a strain of novel coronavirus (“COVID-19”) has spread globally including the U.S. and Malaysia. In March 2020, the World Health Organization declared the COVID-19 a pandemic. In response to the evolving dynamics related to the COVID-19 outbreak, the Company has been following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and retail partners. The Company’s two showrooms and warehouse in Malaysia was closed from March, 2020 to May, 2020. The Los Angeles facility closed on March 16, 2020 and reopened in full operation on June 1, 2020. On May 12, 2020, the Company’s Kuala Lumpur office and warehouse reopened for business. On August 28, 2020, the Malaysia government extended the shutdown order to all business until March 5, 2021. After the re-opening on March 5, 2021, Malaysia government imposed a new nationwide lockdown on May 12, 2021 until early June 2021 which was subsequently extended to early October 2021. In October 2021, the Order was lifted for people who are fully vaccinated and our store has reopened. In April 2022, Malaysia has reopened the border for foreign visitors. The third-party contract manufacturers that the Company utilizes in China were closed from the end of January 2020 through the beginning of March 2020 and have been open for operation. On August 1, 2022, all travelers are allowed to enter Malaysia regardless for their Covid-19 vaccination status and they are not required for pre-departure or on arrival Covid-19 tests. There are no quarantine orders related to Covid-19 by the Malaysian government upon arrival.  In 2022, there have been outbreaks of the Omicron variant of COVID-19 in Hong Kong and many other cities in China, and travel restrictions, mandatory COVID-19 tests, quarantine requirements and/or temporary closure of office buildings and facilities have been imposed by local governments. In December 2022, the Chinese government eased its strict zero COVID-19 policy which resulted in a surge of new COVID-19 cases during December 2022 and January 2023. Although our suppliers in China have not been materially and negatively impacted by such outbreaks, the government authorities may issue new orders of office closure, travel and transportation restrictions in China due to the resurgence of the COVID-19 and outbreak of new variants, which could cause the delay of the delivery from our suppliers in China. Certain of the Company’s new products are being sourced from manufacturers in India starting in 2020. The factories in India suspended their operations as a result of the COVID-19 pandemic during March through early May 2020. Currently, the factories in India are open for operations. Shipping of products from Asia has experienced significant delays since the onset of the pandemic and the costs of shipping from Asia have increased since the onset. In June 2022, all the shipping and related costs from Asia have been back to normal. Finally, the Company expects that the impact of the COVID-19 outbreak on the United States and world economies will continue to have a material adverse impact on the demand for its products. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the future business interruption and the related financial impact cannot be reasonably estimated at this time.

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

On November 5, 2020, Nova LifeStyle, Inc. acquired Nova HK from unrelated third party at cost of $1,290 which was incorporated in Hong Kong on November 6, 2019. Nova HK took over Nova Macao’s business. This company has had minimum operations in 2021. In February 2022, Nova HK also entered a de-registration and liquidation process and was in the process of transferring all its assets and business to Nova Malaysia. All of Nova HK’s inventory was transferred to Nova Malaysia on February 15, 2022. Operations of Nova HK were reported as discontinued operations in the accompanying consolidated financial statements for all periods presented.

2

Our organizational structure as of December 31, 2022 is set forth in the diagram:

Our Products

We design and market modern residential and commercial furniture in diverse markets worldwide. Our products feature urban and contemporary styles, combining comfort and functionality in matching furniture collections and upscale luxury pieces appealing to lifestyle-conscious middle and upper middle-income consumers. We also sell physiotherapeutic jade mats for use in therapy clinics, hospitality, and real estate projects in Malaysia and other regions in Southeast Asia. Many of our products are segments of multi-component furniture collections in distinctive design styles, attractively priced in the medium and upper-medium ranges. Our product lines feature upholstered, wood and metal-based furniture pieces. We classify our products by room, designation or series, such as living room, dining room, bedroom and home office series, and by category or product types such as sofas, chairs, dining tables, beds, entertainment consoles, cabinets and cupboards. Our largest selling product categories for the year ended December 31, 2022 were sofas, beds and chairs, which accounted for approximately 41%, 15% and 11% of sales from continuing operations, respectively. For the year ended December 31, 2021, our largest selling product categories were sofas, beds and coffee tables, which accounted for approximately 47%, 15% and 7% of sales from continuing operations, respectively. Our products are manufactured primarily from medium-density fiberboard, or MDF board, and particleboard covered with veneers or lacquers and combined with other materials, including steel, glass, marble, leather, jade and fabrics.

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

International Markets

We have been selling products to the U.S., Canadian, Honduras, Guatemala, Guam, Puerto Rico, Panama, Costa Rica, Saudi Arabia, Kingdom of Saudi Arabia, Kuwait, Kazakhstan, New Zealand and Middle Eastern markets under the Diamond Sofa brand and selling our Jade Mats to the Malaysia through Nova Malaysia. We believe that discretionary purchases of furniture by middle to upper middle-income consumers will continue to increase in the furniture markets worldwide. We also believe that furniture products that feature contemporary design styles such as ours will continue to attract significant customer demand.

In 2022, our products were sold in 13 countries worldwide, with North America as our principal international market. Sales to North America accounted for 94.2% and 97.9% of our total sales from continuing operations for 2022 and 2021, respectively. Sales to other regions accounted for 5.8% and 2.1% of our total sales from continuing operations for 2022 and 2021, respectively. In 2022, via our subsidiary, Nova Malaysia, we marketed and sold high-end physiotherapeutic jade mats for use in therapy clinics, hospitality, and real estate projects in Malaysia. As we continue to broaden our distribution network, increase direct sales and grow in the emerging markets, we believe that we are well positioned to respond to changing market conditions that will allow us to take advantage of any upturns in the global and local economies of the markets that we serve. That said, the ongoing COVID-19 pandemic could materially and adversely affect the economies of each of the countries in which we market our products, which has adversely affected our ability to generate revenues in 2022. In addition, our ability to market our products in 2022 had been adversely impacted by government imposed quarantines and closures, supply chain and shipping disruptions and our current inability to make sales calls and to attend furniture shows. In June 2022, everything is back to the normal.

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

Our global logistics and delivery capabilities provide our customers with the flexibility to select from our extensive furniture collections to address their respective needs. We design and supply our products under our own brands. We also design and ship products for other major brands as their OEM designer or supplier. We offer a wide selection of stand-alone furniture pieces across a variety of product categories and approximately over 230 products developed exclusively for the international markets. We also sell products under the Diamond Sofa brand to distributors and retailers in North America, South America, Asia and Middle East and to end-user U.S. consumers our own online orders or through third-party shopping portals. Reflecting market demand, our research and development team works closely with customers to timely modify our existing product designs. We also offer custom-designed styles for specific market segments.

Sales and Marketing

Our sales and marketing strategies target middle and upper middle class, urban consumers, including: (1) direct sales to the U.S. and international customers; (2) internet sales and online marketing campaigns; and (3) participation in exhibitions and trade shows.

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

We used to gain new customers by attending many international furniture trade shows throughout the years. During these events, we introduce new product offerings and launch new design collections. We believe this marketing process helps us to develop and detect the latest-trends in the marketplace, allowing us to better understand the challenges and opportunities facing distributors and buyers with whom we have long–standing customer relationships. We usually present new products at the International Famous Furniture Fair (3F) in Dongguan, China and the China International Furniture Exhibition in Shanghai, China, which were suspended in 2020 and 2021 due to COVID-19. We also exhibit new products under the “Diamond Sofa” brand during the Las Vegas Market (U.S.) and the High Point Market (U.S.) trade shows, which were suspended in 2020 due to COVID-19 but were resumed since 2021. Internationally, we participate in trade fairs in collaboration with our customers. We plan to expand our business in the Middle East by attending several furniture exhibitions in those markets, such as trade show in Dubai. To highlight our latest design collections, we maintain year-round showrooms at the Company’s headquarters in California as well as the High Point Market and Las Vegas Market.

In 2021, via our new subsidiary Nova Malaysia, we have marketed and sold high-end physiotherapeutic jade mats to individuals and business companies in Malaysia.

Suppliers and Manufacturers

We source finished goods from third-party manufacturers to fulfill orders placed by customers through Diamond Bar and Nova Malaysia for the U.S. and international markets. Our two principal suppliers of finished goods in 2022 accounted for approximately 42% of our total purchases from continuing operations for 2022. By maintaining relationships with multiple suppliers, generally we benefit from a more stable supply chain and better pricing. Under ordinary circumstances, if a change of suppliers is necessary, we believe that we can quickly fulfill our requirements from other suppliers without interruptions in order fulfillment. We monitor our suppliers’ ability to meet our product needs and we participate in quality assurance activities to reinforce our high-quality standards. Our third-party manufacturing contracts are generally of annual or shorter durations. We issue production orders to manufacturers based on individual purchase orders. Our manufacturing relationships are non-exclusive, and we are permitted to procure products from other sources at our discretion. None of our manufacturing contracts include production volume or purchase commitments on the part of either party. Our third-party manufacturers are responsible for sourcing raw materials, agreeing to produce parts and finished products to our specifications. We hold our suppliers to high quality standards and delivery deadlines. Our quality control procedures may extend to stringent requirements for raw material suppliers.

The third party contract manufacturers that we utilize in China were closed from the beginning of the Lunar New Year Holiday at the end of January 2020 through the beginning of March 2020 due to the COVID-19 outbreak, and recommenced production and shipment in early March 2020. Starting in 2020, certain of the Company’s new products are being sourced from manufacturers in India. The factories in India suspended their operations as a result of the COVID-19 pandemic during March through early May 2020. Currently, the factories in China and India are in their normal operations. Shipping of products from Asia has experienced significant delays since the onset of the pandemic and the costs of shipping from Asia have increased due to the pandemic, supply chain disruption and port congestion. In June 2022, all the shipping and related costs from Asia have been back to normal. It is possible that our overseas’ based manufacturers may experience future suspensions of operations as a result of any resurgence or new variants of COVID-19. The situation remains highly uncertain. It is therefore difficult for the Company to estimate the negative impact on our ability to deliver products during the remainder of 2023.

Customers

Our target end customer is the middle and upper middle-income consumer of residential and commercial furniture. In the U.S. and international markets, our sales principally are to furniture distributors and retailers who in turn offer our products under their own brands or under our Diamond Sofa brand. No customer accounted for greater than 10% of our total sales from continuing operations for 2022 and 2021. Once the COVID-19 pandemic dissipates, we plan to increase direct sales to retailers and chain stores worldwide as we continue to diversify our customer base from global furniture distributors.

We are focusing on establishing and growing long-term relationships with our customers. We believe that the majority of our customers view us as a strategic long-term supplier and value the quality of our products, our timely delivery and design capabilities. We generally negotiate renewable supplier agreements with firm pricing on our products, typically for a term of one year, as is customary in the furniture industry, with individual orders made on standard purchase orders. In 2022, we sold products into approximately 13 countries worldwide, with North America as our principal international market, while we expanded our sales in other regions. Sales to North America accounted for 94.2% and 97.9% of our total sales from continuing operations for 2022 and 2021, respectively. The change was attributed principally to our changing sales and marketing strategy to diversify international sales. Sales to other regions accounted for 5.8% and 2.1% of our total sales from continuing operations for 2022 and 2021, respectively. We expect that a majority of our revenues will continue to come from our sales to the U.S. and international markets. We acquired Diamond Bar in August 2011, which has driven expansion of our sales to the U.S., Mexico, and South America through Diamond Bar’s longstanding customer relationships and distribution capabilities. Diamond Bar’s revenues accounted for 99.5% and 100.0% of our total sales from continuing operations for 2022 and 2021, respectively, and Nova Malaysia’s revenues accounted for 0.5% and 0% of our total sales from continuing operations for 2022 and 2021, respectively. In addition, we anticipate increasing internet sales under the Diamond Sofa brand through third-party shopping portals and Nova Malaysia’s website. We believe that as we expand our broad network of distributors and increase direct sales, we will be better positioned to capitalize on emerging market trends.

We typically used to experience stronger fourth calendar quarters as our product sales are subject to the seasonality and fluctuations typical of the furniture industry. This industry-based seasonality was generally caused by shipping lead-times to international markets combined with the real estate market slowdown and decrease in furniture consumption commonly experienced during the summer months in the Northern Hemisphere markets in which the majority of our customers are located and our products sell at retail. However, due to the shipping backlog, our fourth quarter’s sales were worse than the first three quarters in 2022. We believe that consumer demand for furniture generally reflects sensitivity to overall economic conditions, including, but not limited to, unemployment rates, housing market conditions and consumer confidence. In view of the expected adverse impact of the COVID-19 pandemic on the respective economies of those countries in which we sell our products, and the COVID-19 pandemic-related impact on our supply chains and shipping providers, seasonality and period to period fluctuations in product sales are impossible to predict in 2023.

Competition

The furniture industry is large and highly competitive. The industry consists of many manufacturers, distributors and retailers, none of which dominates the fragmented and diverse market. Our products principally compete in the U.S., Canada, Honduras, Guatemala, Guam, Puerto Rico, Panama, Costa Rica, Saudi Arabia, Kingdom of Saudi Arabia, Kuwait, Kazakhstan, New Zealand, and Malaysia and Middle Eastern markets. The primary competitive factors in these markets for our products and target consumers are price, quality, style, marketing, functionality and availability.

In the U.S. and international markets, we compete against other furniture distributors and wholesalers which are mostly located in China and other Southeast Asian countries. We also compete against traditional distributors in North America and Europe. We believe that we have significant competitive advantages over North American and European distributors due to our superb customer service and a history of prompt delivery of high-quality products. Our contemporary product designs have styles and functionality that are better than, or at least comparable to, those offered by our higher-priced competitors. Our design team closely coordinates with our sales and marketing staff to include customer feedback as part of their ongoing R&D improvement process, thus allows the Company to develop and timely modify products to meet the changing stylistic and functional demands from our worldwide customers. We believe that our decades of product experience and proven performance record offer competitive edges over many other suppliers. In addition to our design and logistical capabilities, we believe that our experience from sourcing custom-made products for distributors presents significant benefits to our customers.

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

We use in-house designers and computer-aided modeling systems to generate design and related development work. We have used independent designers in the past for product design, from which we built prototype furniture pieces for refinement and testing. In 2022 and 2021, we invested $10,917 and $110,287, respectively, on research and development expense. We may increase future investments in R&D based on our growth needs.

Furniture Industry Regulations and Standards

We and our products are subject to U.S. and international regulations related to the furniture industry.

Our products are subject to the mandatory and voluntary furniture test standards of the U.S. and international markets in which our products are distributed to end consumers, including those developed by the American National Standards Institute, or ANSI, Business and Institutional Furniture Manufacturer’s Association, or BIFMA, ASTM International, California Air Resources Board, or CARB, Furniture Industry Research Association, or FIRA, and the International Organization for Standardization, or ISO. These environmental, ecological and formaldehyde emission standards and source of origin labeling requirements are national or international, with the U.S. and European Union typically having the strictest standards for their markets. We source products from third party manufacturers and we rely on them to meet all local manufacturing standards.

Employees

As of December 31, 2022, we had 28 full time employees worldwide. Our U.S. corporate office and operations employed 24 full-time employees, our location in Malaysia and Hong Kong employed 3 and 1 a total of 4 full-time employees, respectively. We believe that relations with our employees are satisfactory. We have no collective bargaining agreements with our employees.

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

In response to the evolving dynamics related to the COVID-19 outbreak, the Company has been following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and retail partners. The Company’s two showrooms and warehouse in Malaysia was closed from March, 2020 to May, 2020. The Los Angeles facility has been closed since March 16, 2020 and reopened in full operation on June 1, 2020. On May 12, 2020, the Company’s Kuala Lumpur office and warehouse reopened for business. However, on August 28, 2020, Malaysia government extended the shutdown order to all business until March 5, 2021. After the re-opening on March 5, 2021, Malaysia government imposed a new nationwide lockdown on May 12, 2021 until early June 2021 which was subsequently extended to early October 2021. In October 2021, the Order was lifted for people who are fully vaccinated and our store has been reopened since. In April 2022, Malaysia has reopened the border for foreign visitors. The third-party contract manufacturers that the Company utilizes in China were closed from the end of January 2020 through the beginning of March 2020 and have been open for operation. In 2022, there have been outbreaks of the Omicron variant of COVID-19 in Hong Kong and many other cities in China, and travel restrictions, mandatory COVID-19 tests, quarantine requirements and/or temporary closure of office buildings and facilities have been imposed by local governments. In December 2022, the Chinese government eased its strict zero COVID-19 policy which resulted in a surge of new COVID-19 cases during December 2022 and January 2023. Although our suppliers in China have not been materially and negatively impacted by such outbreaks, the government authorities may issue new orders of office closure, travel and transportation restrictions in China due to the resurgence of the COVID-19 and outbreak of new variants, which could cause the delay of the delivery from our suppliers in China. Certain of the Company’s new products are being sourced from manufacturers in India starting in 2020. The factories in India suspended their operations as a result of the COVID-19 pandemic during March through early May 2020. Currently, the factories in China and India are open for operations. Shipping of products from Asia has experienced significant delays since the onset of the pandemic and the costs of shipping from Asia have increased since the onset; and we have experienced and may continue to experience shipping disruptions in the future. In June 2022, all the shipping and related costs from Asia have been back to normal. Any further impact to our results will depend on, to a large extent, future developments and new variants that may emerge regarding COVID-19 and the actions taken by governmental authorities and other entities to contain COVID-19 or treat its impact, almost all of which are beyond our control. Potential impacts include, but are not limited to, the following:

●	temporary closure of offices, stores, showrooms, warehouse, travel restrictions, cancellation of marketing and promotion activities and in person meetings or suspension of transportation, which may materially adversely affect our financial condition and operating results;

●	our customers may require additional time to pay us or fail to pay us at all, which could significantly increase the amount of accounts receivable and require us to record additional allowances for doubtful accounts. We have experienced and may experience the delay or cancellation of orders from customers in the future, which has and may continue to adversely affect our financial condition and operating results;

●	our customers that are negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase our products, which may materially adversely impact our revenue;

●	any disruption of our supply chain, logistics providers, customers or our marketing activities could adversely impact our business and results of operations, including causing our suppliers to cease manufacturing products for a period of time or materially delay delivery to us and customers, which may also lead to loss of customers, as well as reputational, competitive and business harm to us;

●	many of our customers, distributors, suppliers and other partners are small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. If the SMEs that we work with cannot weather the COVID-19 outbreak and the resulting economic impact, or cannot resume business as usual after a prolonged outbreak, our revenues and business operations may be materially and adversely impacted.

The situation remains highly uncertain for any further outbreak or new variants of the COVID-19 and effectiveness of any vaccines. It is therefore difficult for the Company to estimate the impact on our business or operating results that might be adversely affected by any further outbreak or new variants of COVID-19. Potential impact to our results of operations will also depend on future developments and new information that may emerge regarding COVID-19 and the actions taken by governmental authorities and other entities to contain COVID-19 and/or mitigate its impact, almost all of which are beyond our control.

Changes in economic conditions in the industries and markets served by our customers could adversely affect demand for our products.

The furniture industry is subject to cyclical variations in the global economy and to uncertainty regarding future economic prospects. Our business is affected by the number of orders we are able to secure from our customers, which is determined by the level of our customers’ business activity. Our customers’ level of business activity is in turn determined by the level of consumer spending in the markets our customers serve. Economic downturns could affect discretionary consumer spending habits by decreasing the overall demand for residential and commercial furniture. Any significant or prolonged decline of the economy or inflation in U.S., Malaysia, China or other international markets in which our products are sold will affect disposable income and spending by consumers in these markets, and may lead to a decrease in demand for our products. To the extent that decrease in demand for consumer products translates into a decline in the demand for residential and commercial furniture, our sales and financial performance could be adversely affected. Any economic downturn also could negatively impact our primary customers, furniture wholesalers, distributors and retailers, possibly resulting in a decrease in our sales or earnings. Changes in interest rates, consumer confidence, new housing starts, existing home sales, inflation, the availability of consumer credit and geopolitical factors could have particularly significant effects on our consolidated financial condition, results of operations and cash flows. Any decline in economic activity and conditions in the industries and markets served by our customers and in which we operate may reduce demand for our products and could adversely affect our financial condition and results of operations. The COVID-19 pandemic has materially adversely impacted the global economy which in turn adversely affected the demand for our products.

We historically have derived a substantial part of our sales from a limited number of customers. If we lose any of these customers, or any of these customers reduce the amount of business they do with us, our sales may be adversely affected.

Historically, a substantial part of our sales was attributed to a limited number of customers. But we had no sales to a customer greater than 10% of our total sales from continuing operations for 2022 and 2021. If the demand for our products decreases in one or more of the markets supplied by our largest customers, or if there are any material social or regulatory changes in these markets, our sales could decline and we could lose market share, any of which could materially harm our business. We do not foresee relying on these same customers for sales generation as we expand our business to increase our internet sales and direct sales to the U.S. and other international markets. We cannot assure you, however, that we will be able to successfully implement these plans.

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

Due to the COVID-19 pandemic, our showrooms and stores were closed and freight transportation of products from our international suppliers has been delayed or suspended, and a substantial portion of our inventory has moved slowly in terms of utilization. As of December 31, 2022, the Company has written-down total of $45.09 million of slow-moving inventory since 2020, mostly Jade Mats in Malaysia due to the extension of Movement Control Order by Malaysia government which prohibits the businesses from opening to public to control the spread of COVID-19. While our showroom and stores in Malaysia reopened since October 2021, though we cannot offer any assurances they will not be closed again if there is any further outbreak or resurgence of COVID-19 and further closure order from local government. If we have to write down more inventory, our cash flow, liquidity and financial results will be materially adversely affected.

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

In 2022, the majority of our products were purchased from foreign suppliers and manufacturers, predominantly in Asia. Our dependence on foreign suppliers means that we may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any upward valuation in the Chinese yuan or any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign suppliers. This, in turn, might cause such foreign vendors to demand higher prices for products in their effort to offset any lost profits associated with any currency devaluation, delay product shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs.

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

In October 2018, the Macao Legislative Assembly has approved a bill revoking the current offshore law, to abolish the relevant legislation on the Macao offshore business regime. Starting on January 1, 2021, the exemptions of stamp duty, professional tax (for individuals) and complementary tax (for corporations) will no longer be available to these offshore institutions. On October 14, 2020, the Macao Trade and Investment Promotion Institute approved that Nova Macao’s offshore license became invalid under the order of Repeal of Legal Regime of the Offshore Services by Macao Special Administrative Region. Nova Macao was de-registered and liquidated in January 2021 and its business was taken over by Nova HK. In February 2022, Nova HK also entered into a de-registration and liquidation process and was in the process of transferring all its assets and business to Nova Malaysia. All of Nova HK’s inventory was transferred to Nova Malaysia on February 15, 2022.

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

We are required to establish and maintain internal controls over financial reporting and disclosure controls and procedures and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2022. See “Item 9A. Controls and Procedures.” However, our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls and procedures will prevent all possible errors. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, measures of control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

We are a holding company that depends on cash flow from our wholly owned subsidiaries to meet our obligations, and any inability of our subsidiaries to pay us dividends or make other payments to us when needed could disrupt or have a negative impact on our business.

We are a holding company with no material assets other than the stock of our wholly owned subsidiaries, Diamond Bar, Nova Furniture, Nova Samoa and Nova Malaysia. We rely on dividends paid by our subsidiaries for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. If our subsidiaries are unable to pay us dividends and make other payments to us when needed because of regulatory restrictions or otherwise, we may be materially and adversely limited in our ability to make investments or acquisitions that could be beneficial to our business, pay dividends or otherwise fund and conduct our business.

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

The audit report included in our Annual Report on Form 10-K for the year ended December 31, 2021 was prepared by auditors who were not inspected fully by the Public Company Accounting Oversight Board (the “PCAOB”), and as such, investors are deprived of the benefits of such inspection.

Our former auditor, Centurion ZD CPA & Co. (“Centurion ZD”), is required to undergo regular inspections by the PCAOB as an auditor of companies that are publicly traded in the United States and a firm registered with the PCAOB. However, because Centurion ZD is based in Hong Kong, a jurisdiction where the PCAOB was unable to conduct inspections before December 2022, Centurion ZD and its audit work were not inspected independently and fully by the PCAOB.

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

The Holding Foreign Companies Accountable Act, or the HFCA Act, was enacted on December 18, 2020. In accordance with the HFCA Act, trading in securities of any registrant on a national securities exchange or in the over-the-counter trading market in the United States may be prohibited if the PCAOB determines that it cannot inspect or fully investigate the registrant’s auditor for three consecutive years beginning in 2021, and, as a result, an exchange may determine to delist the securities of such registrant. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCA Act”), which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. On December 29, 2022, a legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”), was signed into law by President Biden. The Consolidated Appropriations Act contained, among other things, an identical provision to Accelerating Holding Foreign Companies Accountable Act, which reduces the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two, thus reducing the time period before our securities may be prohibited from trading or delisted if our auditor is unable to meet the PCAOB inspection requirement.

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

On December 16, 2021, the PCAOB issued its determinations (the “Determination”) that they are unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong. The Determination includes lists of public accounting firms headquartered in mainland China and Hong Kong that the PCAOB was unable to inspect or investigate completely. Centurion ZD CPA & Co. is headquartered in Hong Kong and was included in the PCAOB Determinations.

As a result, we will be required to comply with the submission or disclosure requirements in our annual report filing covering the fiscal year ended December 31, 2022 and our securities may be prohibited from trading on Nasdaq or another U.S. stock exchange if our auditor is not inspected by the PCAOB for two consecutive years as specified in the HFCA Act and Consolidated Appropriations Act, and this ultimately could result in our shares of common stock being delisted from Nasdaq. The market price of our shares could be materially adversely affected as a result of anticipated negative impacts of these actions upon, as well as negative investor sentiment towards, companies whose auditors are not inspected fully by the PCAOB, regardless of our actual operating performance.

On October 7, 2022, the Company dismissed its independent accountant, Centurion ZD. On October 6, 2022, the Audit Committee of the Board of Directors of the Company and the Board of Directors of the Company, resolved to, and did, cause the Company to engage WWC, P.C. (“WWC”) as the Company’s independent auditor for the fiscal year ending December 31, 2022. WWC is located in the United States and has not been identified by the PCAOB as a firm that the PCAOB is unable to fully inspect and investigate.

On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB Board will consider the need to issue a new determination.

If it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction or any other reasons, the lack of inspection could cause the trading in our securities to be prohibited under HFCA Act and Consolidated Appropriations Act, and as a result Nasdaq may delist our securities. If our shares of common stock are unable to be listed on another securities exchange, such a delisting would substantially impair our shareholders ability to sell or purchase their shares when they wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of our shares of common stock. Further, new laws and regulations or changes in laws and regulations in both the United States, China and Hong Kong could affect our ability to list our shares on Nasdaq, which could materially impair the market for and market price for our shares.

If relations between the U.S. and China worsen, our business could be adversely affected as we have to find new suppliers and manufacturers out of China.

Political tensions between the United States and China have escalated due to, among other things, trade disputes, the COVID-19 outbreak, sanctions imposed by the U.S. Department of Treasury on certain officials of the Hong Kong Special Administrative Region and the central government of the PRC and the executive orders issued by then U.S. President that prohibit certain transactions with certain Chinese companies and their applications. Rising political tensions could reduce levels of trades, investments, technological exchanges and other economic activities between the two major economies, which would have a material adverse effect on global economic conditions and the stability of global financial markets. Any of these factors could have a material adverse effect on our business, prospects, financial condition and results of operations. Controversies may arise in the future between these two countries. These controversies also could make it more difficult for us to provide our products to our customers in the U.S. and China. The international trade policies of China and the U.S. could adversely affect our business, and the imposition of trade sanctions relating to imports, taxes, import duties and other charges on imports from China, including those applied specifically to furniture products, or the imposition of taxes, import duties or other charges on exports to the U.S. could increase our costs and decrease our earnings. Due to an increase in tariffs imposed by the U.S., some customers are seeking alternative resources instead of China, which has negatively affected the purchase orders and our sales as we mainly resource our products from China. In order to avoid these new tariffs, the market has shifted towards an uncertain era. The Company started to source certain of its new products from manufacturers in India in 2020. Sales during this stage may also be impacted by this shift in behavior. The U.S. government currently has increased tariffs from 25%. During this time period our company will continue to seek alternatives and new resources to increase the revenue. If and to the extent we are not able to mitigate the effects of such trade or tariff policies, our operations may be adversely affected.

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

Risks Related to Our Securities

Our shares may be delisted under the HFCA Act and related regulations if the PCAOB is unable to inspect our auditor, and the delisting of our shares, or the threat of their being delisted, may materially and adversely affect the value of your investment.

The Holding Foreign Companies Accountable Act was enacted on December 18, 2020. The HFCA Act states if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit our shares from being traded on a national securities exchange or in the over-the-counter trading market in the United States. On June 22, 2021, the U.S. Senate passed the AHFCA Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. On December 29, 2022, a legislation entitled the Consolidated Appropriations Act, was signed into law by President Biden. The Consolidated Appropriations Act contained, among other things, an identical provision to AHFCA Act, which reduces the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two, thus reducing the time period before our securities may be prohibited from trading or delisted if our auditor is unable to meet the PCAOB inspection requirement.

Our financial statements contained in the annual report on Form 10-K for the year ended December 31, 2021 have been audited by Centurion ZD, an independent registered public accounting firm that is headquartered in Hong Kong. Centurion ZD, is a firm registered with the PCAOB, and is required by the laws of the U.S. to undergo regular inspections by the PCAOB to assess its compliance with the laws of the U.S. and professional standards. However, because Centurion ZD. is based in Hong Kong, a jurisdiction where the PCAOB was unable to conduct inspections without the approval before December 2022, Centurion ZD and its audit work were not inspected independently and fully by the PCAOB.

On December 16, 2021, the PCAOB issued its determinations (the “Determination”) that they are unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong. The Determination includes lists of public accounting firms headquartered in mainland China and Hong Kong that the PCAOB is unable to inspect or investigate completely. Centurion ZD is headquartered in Hong Kong and was included in the PCAOB Determinations.

On October 7, 2022, the Company dismissed its independent accountant, Centurion ZD. On October 6, 2022, the Audit Committee of the Board of Directors of the Company and the Board of Directors of the Company, resolved to, and did, cause the Company to engage WW as the Company’s independent auditor for the fiscal year ending December 31, 2022. WWC is located in the United States and has not been identified by the PCAOB as a firm that the PCAOB is unable to fully inspect and investigate.

On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB Board will consider the need to issue a new determination.

If PCAOB is unable to inspect or investigate completely our auditor, it could cause the trading in our securities to be prohibited under the Holding Foreign Companies Accountable Act and related regulations, and as a result Nasdaq may delist our securities. If our securities are unable to be listed on another securities exchange, such a delisting would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of our ordinary shares. Further, new laws and regulations or changes in laws and regulations could affect our ability to list our securities on Nasdaq, which could materially impair the market for and market price for our securities.

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

On June 24, 2022, the Company received a letter from Nasdaq notifying the Company that, because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company no longer meets the minimum bid price requirement for continued listing on Nasdaq under Nasdaq Marketplace Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). The Company has a period of 180 calendar days from the date of notification, until December 21, 2022 (the “Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. On December 22, 2022, the Company received a written notification from the Nasdaq indicating that the Company has been granted an additional 180 calendar day period or until June 19, 2023, to regain compliance with the $1.00 minimum closing bid price requirement for continued listing on the NASDAQ Capital Market pursuant to NASDAQ Listing Rule. If compliance cannot be demonstrated by June 19, 2023, Nasdaq will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal the Staff’s determination to a Hearings Panel (the “Panel”) of NASDAQ.

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

Future sales of shares of our common stock could adversely affect the prevailing market price of our stock. As of March 15, 2023, Steven Qiang Liu, our largest shareholder and vice president of the Company, owned approximately 27.9% of our outstanding shares of common stock. If Mr. Liu sells a large number of shares, or if we issue a large number of shares, the market price of our stock could decline. Moreover, the perception in the public market that significant shareholders might sell shares of our stock could depress the market for our shares. If such shareholders sell substantial amounts of our common stock in the public market, such sales could create a circumstance commonly referred to as an “overhang,” in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price we deem reasonable or appropriate.

We may issue additional shares of our common stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our shareholders.

Our Articles of Incorporation, as amended, authorize the issuance of up to 15,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2022, there were 7,880,820 authorized and unissued shares of our common stock available for future issuance, based on 7,119,180 shares of our common stock outstanding. Although we have no commitments as of the date of this report to issue our securities, we may issue a substantial number of additional shares of our common stock or debt securities to complete a business combination or to raise capital. On October 8, 2020, we renewed a shelf registration statement on Form S-3 under which we may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000. The shelf registration statement was declared effective as of October 15, 2020. On July 23, 2021, the Company entered into a Securities Purchase Agreement with certain institutional investors for the sale by the Company of 1,114,508 shares of the Company’s common stock (the “Common Stock”), at a purchase price of $2.80 per share. Concurrently with the sale of the Common Shares, the Company also sold warrants to purchase 1,114,508 shares of Common Stock. The Common Shares were offered and sold by the Company pursuant to the shelf registration statement on Form S-3 and the Warrants and the shares issuable upon exercise of the Warrants were sold without registration under the Securities Act of 1933 in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act. The gross proceeds of the offering were $3,120,622 before deducting placement agent’s commissions and other offering costs, and the net proceeds of the offering were approximately $2,760,000. The offering closed on July 27, 2021.

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

As of March 15, 2023, Steven Qiang Liu, our largest shareholder, owned approximately 27.9% of our outstanding shares of common stock. Mr. Liu may exert significant influence over us, giving him the ability, among other things, to exercise significant control over the election of all or a majority of the Board of Directors and to approve significant corporate transactions that require the shareholders’ approval. Such share ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Without the consent of Mr. Liu, we could be prevented from entering into potentially beneficial transactions if such transactions conflict with our principal shareholder’s interests. As an officer of the Company, Mr. Liu owes a fiduciary duty to our shareholders and must act in good faith in a manner he reasonably believes to be in the best interests of our shareholders. As a shareholder, Mr. Liu is entitled to vote his shares in his own interests, which may not always be in the interests of our shareholders.

Provisions in the Nevada Revised Statutes and our Amended and Restated Bylaws could make it very difficult for an investor to bring any legal actions against our directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

Members of our Board of Directors and our officers may have no liability for breaches of their fiduciary duty of care as a director or officer, except in limited circumstances, pursuant to provisions in the Nevada Revised Statutes and our Amended and Restated Bylaws as authorized by the Nevada Revised Statutes. Specifically, Section 78.138 of the Nevada Revised Statutes provides that a director or officer is not individually liable to the company or its shareholders or creditors for any damages as a result of any act or failure to act in his or her capacity as a director or officer unless it is proven that (1) the director’s or officer’s act or failure to act constituted a breach of his or her fiduciary duties as a director or officer and (2) his or her breach of those duties involved intentional misconduct, fraud or a knowing violation of law. This provision is intended to afford directors and officers protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of the duty of care by a director or officer. Accordingly, you may be unable to prevail in a legal action against our directors or officers even if they have breached their duty of care. In addition, our Amended and Restated Bylaws allow us to indemnify our directors and officers from and against any and all costs, charges and expenses resulting from their acting in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood, we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay. Accordingly, our indemnification obligations could divert needed financial resources and may adversely affect our business, financial condition, results of operations and cash flows, and adversely affect prevailing market prices for our common stock.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since January 17, 2014, our common stock has been quoted on The NASDAQ Stock Market under the symbol “NVFY.” On April 14, 2023, the closing price for our common stock as reported on the NASDAQ Stock Market was $0.60 per share.

Holders of Record

On April 12, 2023, there were approximately 47 holders of record based on information provided by our transfer agent. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

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

We are a U.S. holding company with no material assets in the U.S. other than the ownership interests of our wholly owned subsidiaries through which we market, design and sell residential and commercial furniture worldwide: Nova Furniture Limited domiciled in the British Virgin Islands (“Nova Furniture”), Nova Furniture Ltd. domiciled in Samoa (“Nova Samoa”), Diamond Bar Outdoors, Inc. domiciled in California (“Diamond Bar”), Nova Living (M) SDN. BHD. domiciled in Malaysia (“Nova Malaysia”) and Nova Living (HK) Group Limited domiciled in Hong Kong (“Nova HK”). The Company had three former subsidiaries Bright Swallow International Group Limited domiciled in Hong Kong (“Bright Swallow” or “BSI”) which was sold in January 2020, and Nova Furniture Macao Commercial Offshore Limited domiciled in Macao (“Nova Macao”) which was de-registration and liquidation in January 2021. In February 2022, Nova HK entered a de-registration process and transferred all its assets and business to Nova Malaysia. The process of de-registration and liquidation was completed in February 2023.

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

On November 5, 2020, Nova LifeStyle, Inc. acquired Nova Living (HK) Group Limited (“Nova HK”) which was incorporated in Hong Kong on November 6, 2019. This company had minimal operations. In February 2022, Nova HK entered a de-registration process and transferred all its assets and business to Nova Malaysia. The process of de-registration and liquidation was completed in February 2023.

Our experience developing and marketing products for international markets has enabled us to develop the scale, logistics, marketing, manufacturing efficiencies and design expertise that serve as the foundation for us to expand aggressively into the highly attractive U.S., Canada, Honduras, Guatemala, Guam, Puerto Rico, Panama, Costa Rica, Saudi Arabia, Kingdom of Saudi Arabia, Kuwait, Kazakhstan, Malaysia, Asian and Middle Eastern markets.

Due to the imposition of significant trade tariffs on importation from China to the United States and the adverse effect such policies have on our operations, we are actively pursuing alternative product lines with positive growth potential. One such area pertains to the health-oriented furniture segment which continues to experience popularity, particularly in Asia. Since the second quarter of 2019, we have developed a line of high-end physiotherapeutic jade mats with China-based manufacturing partners for use in therapy clinics, hospitality, and real estate projects in Asia. We launched our first flagship showroom/retail store in Kuala Lumpur, Malaysia in late 2019, which, after a COVID-19 related closing, was reopened in May 2020. On August 28, 2020, after few months reopening, Malaysia government extended Movement Control Order to prohibit the businesses to open to public until March 5, 2021 to contain the spread of COVID-19. After the re-opening on March 5, 2021, Malaysia imposed a new nationwide lockdown on May 12, 2021 until early June 2021 which was subsequently extended to early October 2021. In October 2021, the Order was lifted for people who are fully vaccinated and our store has been reopened since. In April 2022, Malaysia has reopened the border for foreign visitors. We have limited experience with operations in Southeast Asia and considerable management attention and resources may be required to manage these new markets and product lines. We may be subject to additional risks including credit risk, currency exchange rate fluctuations, foreign exchange controls, import and export requirements, potentially adverse tax consequences and higher costs associated with doing business internationally.

Beginning in early 2020, a strain of novel coronavirus (“COVID-19”) has spread globally including the U.S. and Malaysia. In March 2020, the World Health Organization declared the COVID-19 a pandemic. In response to the evolving dynamics related to the COVID-19 outbreak, the Company has been following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and retail partners. The Company’s two showrooms and warehouse in Malaysia was closed from March, 2020 to May, 2020. The Los Angeles facility closed on March 16, 2020 and reopened in full operation on June 1, 2020. On May 12, 2020, the Company’s Kuala Lumpur office and warehouse reopened for business. On August 28, 2020, the Malaysia government extended the shutdown order to all business until March 5, 2021. After the re-opening on March 5, 2021, Malaysia government imposed a new nationwide lockdown on May 12, 2021 until early June 2021 which was subsequently extended to early October 2021. In October 2021, the Order was lifted for people who are fully vaccinated and our store has been reopened since. In April 2022, Malaysia has reopened the border for foreign visitors. The third-party contract manufacturers that the Company utilizes in China were closed from the beginning of the Lunar New Year Holiday at the end of January 2020 through the beginning of March 2020. Certain of the Company’s new products are being sourced from manufacturers in India starting in 2020. The factories in India suspended their operations as a result of the COVID-19 pandemic during March through early May 2020. Currently, the factories in India are open for operations. Shipping of products from Asia has experienced significant delays since the onset of the pandemic and the costs of shipping from Asia have increased since the onset. In June 2022, all the shipping and related costs from Asia have been back to normal. Finally, the Company expects that the impact of the COVID-19 outbreak on the United States and world economies will continue to have a material adverse impact on the demand for its products. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the future business interruption and the related financial impact cannot be reasonably estimated at this time.

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

Discontinued Operations

On February 15, 2022, we transferred our entire assets and business of Nova HK to Nova Malaysia, one of our subsidiaries. Operations of Nova HK were reported as discontinued operations in the accompanying consolidated financial statements for all periods presented.

Principal Factors Affecting Our Financial Performance

At the beginning of 2019, we commenced a transition of our business. We began moving away from low margin products. This move was intended to improve our gross profit margin, receivable collections and net profitability, and to increase our return on long-term equity. We decided to terminate sales and marketing efforts to customers that represented a high purchase volume but low profit margin, and we adjusted our product line, which included the launch of our Summer 2019 Collection in the Las Vegas Market, with a view to attracting a higher-end ultimate customer. We believe these new strategies, will provide us with significant long term growth opportunities. The transition has and is expected to continue to adversely impact our revenue and our net profit in the short-term as we roll out new products and market those products to our existing client base and to new potential customers better suited for the higher end products, and as we assess our new products’ market acceptance. Significant factors that we believe could affect our operating results are the (i) prices of our products to our international retailer and wholesaler customers and their markups to end consumers; (ii) general economic conditions in the U.S., Chinese, and other international markets; and (iii) trade tariffs imposed by the United States on certain products manufactured in China; and (iv) the consequences of the COVID-19 outbreak throughout the world; and (v) delays in the receipt of shipments of our products from Asia and increased costs of shipping from Asia. We believe most of our customers are willing to pay for our high quality and stylish products, timely delivery, and strong production capacity at price levels which we expect will allow us to maintain a relatively high gross profit margin for our products. We do not manufacture our products, but instead we utilize third-party manufacturers. In response to the tariffs imposed by the United States on certain products manufactured in China, we are in the process of shifting a portion of our product manufacturing from third-party manufacturers located in China to third-party manufacturers located in other parts of Asia, such as Vietnam, India and/or Malaysia, countries unaffected by the tariffs. Implementation of a relocation of manufacturing (which by necessity includes an assessment of the factory’s ability to deliver the quantity of the product, in accordance with the Company’s specifications, and in accordance with the Company’s quality control requirements) is time-consuming, but a portion of our manufacturing has been transitioned to Malaysia and India starting in 2020 and we expect that more of our manufacturing will be transitioned to one or more of these venues. Some of our manufacturing will continue to be performed in China because the intellectual know-how necessary to manufacture certain products is not generally available in other Asian countries. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites should also allow us at least to maintain our gross profit margins. The markets in North America (excluding the United States) remains challenging because such markets are experiencing a slow-down and may be entering a recession due to the COVID-19 pandemic.

Critical Accounting Policies

While our significant accounting policies are described more fully in Note 2 to our accompanying consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this Management’s Discussion and Analysis.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for Nova LifeStyle and its subsidiaries, Diamond Bar, i Design, Nova Furniture, Nova Samoa, Nova Malaysia, Nova HK and its former subsidiary, Nova Macao.

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

Accounts Receivable

Our accounts receivable arises from product sales. We do not adjust receivables for the effects of a significant financing component at contract inception if we expect to collect the receivables in one year or less from the time of sale. We do not expect to collect receivables greater than one year from the time of sale. Our policy is to maintain an allowance for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. We maintained an allowance for bad debt of $2,914 and $1,044 as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, bad debts provision (reversal) from continuing operations were $1,870 and ($4,157), respectively. During the years ended December 31, 2022 and 2021, bad debt expenses from discontinued operations were $0. As of December 31, 2022, we had gross receivable of $291,392 of which $208,134 was over 90 days past due. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing trade accounts receivable. We determine the allowance based on historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

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

Nova Lifestyle, Inc. and Diamond Bar are subject to U.S. federal and state income taxes. Nova Furniture BVI was incorporated in the BVI, and Nova Samoa was incorporated in Samoa. There is no income tax for companies domiciled in the BVI and Samoa. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to the BVI and Samoa tax jurisdictions where Nova Furniture BVI and Nova Samoa are domiciled. Nova Malaysia was incorporated in Malaysia and is subject to Malaysia income taxes. Nova HK was incorporated in Hong Kong and was subject to Hong Kong income taxes.

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the year ended December 31, 2022, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault. As alternatives for the product return option, the customers have the option of asking us for a discount for products with quality issues, or of receiving replacement parts from us at no cost. The amount of reserves for return of products, the discount provided to the customers, and cost for the replacement parts were immaterial for the years ended December 31, 2022 and 2021.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 2022	RM4.40 to 1
December 31, 2021	RM4.18 to 1

Income statement and cash flow items
For the year ended December 31, 2022	RM4.40 to 1
For the year ended December 31, 2021	RM4.14 to 1

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

We concluded that we had one reportable segment under ASC 280 because Diamond Bar is a furniture distributor based in California focusing on customers in the US, Nova Macao was a furniture distributor based in Macao focusing on international customers, Nova HK is a furniture distributor based in Hong Kong focusing on international customers and Nova Malaysia is a furniture retailer and distributor focusing on customers primarily in Malaysia. Each of our subsidiaries is operated under the same senior management of our company, and we view the operations of Diamond Bar, Bright Swallow, Nova Macao, Nova HK and Nova Malaysia as a whole for making business decisions. Our long-lived assets are mainly property, plant and equipment located in the United States and Malaysia for administrative purposes.

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

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

The following table sets forth the results of our operations for the years ended December 31, 2022 and 2021. Certain columns may not add due to rounding.

	Years Ended December 31,
	2022		2021
	$	% of Sales	$	% of Sales
Net sales	$12,744,871		$12,556,219
Cost of sales	(20,526,484)	161%	(7,034,482)	56%
Gross (loss) profit	(7,781,613)	(61)%	5,521,737	44%
Operating expenses	(8,440,738)	(66)%	(9,382,285)	(75)%
Loss from operations	(16,222,351)	(127)%	(3,860,548)	(31)%
Other expenses, net	(851,166)	(7)%	(200,675)	(2)%
Income tax expenses	(2,400)	-%	(163,893)	(1)%
Loss from continuing operations	(17,075,917)	(134)%	(4,225,116)	(34)%
Loss from discontinued operations	(25,754)	-%	(15,737,377)	(125)%
Net loss	(17,101,671)	(134)%	(19,962,493)	(159)%

Net Sales

Net sales from continuing operations for the year ended December 31, 2022 were $12.74 million, an increase of 2% from $12.56 million in 2021. This increase in net sales resulted primarily from a 13.30% increase in average selling price, partially offset by a 10.41% decrease in sales volume. Our three largest selling product categories for the year ended December 31, 2022 were sofas, beds and chairs, which accounted for approximately 41%, 15% and 11% of sales from continuing operations, respectively. For the year ended December 31, 2021, the three largest selling categories were sofas, beds and coffee tables, which accounted for approximately 46%, 15% and 7% of sales from continuing operations, respectively.

The $188,652 increase in net sales from continuing operations for the year ended December 31, 2022, compared to the year of 2021, was mainly due to increased sales to other countries. Sales to other countries increased by $408,150 to $675,008 for the year ended December 31, 2022 from $266,858 for 2021, primarily due to the increase in direct container sales in other countries. However, the increase in net sales from continuing operations was partially offset by the decrease in sales to North America. Sales to North America decreased by 2.3% to $12.01 million for the year ended December 31, 2022, compared to $12.29 million for 2021, such decrease being mainly a result of inflation, U.S. tightening monetary policy, reducing the purchasing power of the customers and thus making them less willing to spend in nonfood categories.

Cost of Sales

Cost of sales from continuing operations consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales from continuing operations increased by 192% to $20.53 million for the year ended December 31, 2022, compared to $7.03 million for 2021. Cost of sales as a percentage of sales increased to 161% for the year ended December 31, 2022, compared to 56% for 2021. The increase in cost of sales in dollar term and cost of sales as a percentage of sales, was mainly due to our write down of $12.90 million of the slow-moving inventory, primarily the jade mats in Malaysia, to the lower of cost and net realizable value for 2022, compared to no inventory write down for 2021. The substantial difference of the inventory write downs between the years ended December 31, 2022 and 2021, was caused by the ownership transfer of the jade mats in Malaysia from Nova HK to Nova Malaysia on February 15, 2022, as Nova HK entered a de-registration process in February 2022 and its operations were reported as discontinued operations for all periods presented, and thus the write down of $15.96 million of the jade mats in Malaysia was reported from the Company’s discontinued operations for 2021.

Moreover, if total cost of sales from continuing operations excluded our inventory write down of $12.90 million for the year ended December 31, 2022, total cost of sales from continuing operations would increase by 8% to $7.62 million for the year ended December 31, 2022, compared to $7.03 million for 2021, and cost of sales as a percentage of sales would increase to 60% for the year ended December 31, 2022, compared to 56% for 2021. The increase in cost of sales in dollar term and cost of sales as a percentage of sales, was a result of the increase in our direct container sales which came with low profit margin.

Gross (Loss) Profit

Gross loss from continuing operations was $7.78 million for the year ended December 31, 2022, compared to gross profit of $5.52 million for 2021, representing a decrease in gross profit of $13.30 million. Our gross loss margin was 61% for the year ended December 31, 2022, compared to a gross profit margin of 44% for 2021. The decrease in gross profit and gross profit margin, was mainly a result of our inventory write down of $12.90 million for 2022, primarily for the jade mats in Malaysia, compared to no inventory write down for 2021.. The substantial difference of the inventory write downs in 2022 and 2021 mainly resulted from the ownership transfer of the jade mats inventories from Nova HK to Nova Malaysia on February 15, 2022. Since the ownership of the jade mats was with Nova HK for 2021, which operations were reported as discontinued operations for all periods present, the write down of $15.96 million of the jade mats was reported as the Company’s discontinued operations for 2021.

Moreover, if total cost of sales from continuing operations excluded our inventory write down of $12.90 million for the year ended December 31, 2022, gross profit would be $5.12 million for the year ended December 31, 2022, compared to gross profit of $5.52 million for 2021, and our gross profit margin would be 40% for the year ended December 31, 2022, compared to a gross profit margin of 44% for 2021. The decrease in gross profit and gross profit margin, was primarily due to the increasing direct container sales with low profit margin.

Operating Expenses

Operating expenses from continuing operations consisted of selling, general and administrative expenses. Operating expenses from continuing operations were $8.44 million for the year ended December 31, 2022, compared to $9.38 million for 2021. Selling expenses from continuing operations decreased by 23%, or $0.84 million, to $2.89 million for the year ended December 31, 2022, from $3.73 million for 2021, primarily due to decreased marketing and advertising expenses. In addition, general and administrative expenses from continuing operations decreased by 2%, or $0.09 million, to $5.56 million for the year ended December 31, 2022, from $5.65 million for 2021, primarily due to a decrease in legal and professional fees, rent expenses, technology services fees and research and development expenses of $0.26 million, $0.13 million, $0.13 million and $0.10 million, respectively, while the decrease was partially offset by an increase in travel expenses and consulting fees of $0.25 million and $0.22 million, respectively.

Other Expenses, Net

Other expenses, net, from continuing operations were $851,166 for the year ended December 31, 2022, compared to $200,675 for 2021, representing an increase in other expenses of $650,491. The increase in other expenses was due primarily to an increase in foreign exchange loss of $737,507 to $639,432 for the year ended December 31, 2022 from foreign exchange gain of $98,075 for 2021. The increase in foreign exchange loss was mainly a result of the depreciation of Malaysian Ringgit against U.S. dollars on the Company’s assets in Malaysia. However, the increase in other expenses was partially offset by a decrease in interest expenses of $97,928 to $25,216 for the year ended December 31, 2022, compared to $123,144 for 2021.

Income Tax Expenses

Income tax expenses from continuing operations were $2,400 for the year ended December 31, 2022, compared to $163,893 for 2021. The income tax expenses for 2021 were primarily related to payable true up for the one-time transition tax commencing in April 2018 as the result of the tax examination of Internal Revenue Service.

Loss from Continuing Operations

As a result of the foregoing, our loss from continuing operations was $17.08 million for the year ended December 31, 2022, compared to $4.23 million for 2021.

Loss from Discontinued Operations

On February 15, 2022, we transferred our entire assets and business in Nova HK to Nova Malaysia, one of our subsidiaries. Operations of Nova HK were reported as discontinued operations in the accompanying consolidated financial statements for all periods presented. We had loss from discontinued operations of $0.03 million and $15.74 million for the years ended December 31, 2022 and 2021, respectively.

Net Loss

As a result of the foregoing, our net loss was $17.10 million for the year ended December 31, 2022, compared to $19.96 million for 2021.

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

We rely primarily on internally generated cash flow and available working capital to support growth. We may seek additional financing in the form of bank loans or other credit facilities or funds raised through offerings of our equity or debt, if and when we determine such offerings are required. As of December 31, 2022, we do not have any credit facilities. We believe that our current cash and cash equivalents and anticipated cash receipts from sales of products will be sufficient to meet our anticipated working capital requirements and capital expenditures for the next 12 months.

We had net working capital of $6,557,629 at December 31, 2022, a decrease of $17,196,927 from net working capital of $23,754,556 at December 31, 2021. The ratio of current assets to current liabilities was 4.99-to-1 at December 31, 2022.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2022 and 2021:

	2022	2021
Cash (used in) provided by:
Operating activities	$(5,367,650)	$(4,782,354)
Investing activities	(8,772)	(154,820)
Financing activities	-	2,760,974

Net cash used in operating activities was $5.37 million for the year ended December 31, 2022, an increase in cash outflow of $0.59 million from $4.78 million of cash used in operating activities for 2021.

The increase in cash outflow was attributable primarily to (i) an increase in cash outflow of $1.01 million for other current assets to $1.19 million cash outflow for the year ended December 31, 2022, compared to $0.18 million cash outflow for 2021, such increase in cash outflow being mainly due to the increasing prepaid expenses regarding technology services incurred for 2022; (ii) an increase in cash outflow of $0.60 million for accounts receivable to $0.19 million cash outflow for the year ended December 31, 2022, compared to $0.42 million cash inflow for 2021, such increase in cash outflow being mainly a result of more credit sales for 2022; (iii) an increase in cash outflow of $0.36 million for advance from customers to $0.22 million cash outflow for the year ended December 31, 2022, compared to $0.13 million cash inflow for 2021, such increase in cash outflow being mainly due to more goods delivered to our customers with less deposits received from them for 2022. The increase in operating cash outflow was partially offset by (i) an increase in cash inflow of $1.01 million for advance to suppliers to $0.69 million cash inflow for the year ended December 31, 2022, compared to $0.33 million cash outflow for 2021, such increase in cash inflow being mainly due to less deposits paid to our suppliers with more goods received from them for 2022; (ii) an increase in cash inflow of $0.35 million for accounts payable to $0.04 million cash outflow for the year ended December 31, 2022, compared to $0.39 million cash outflow for 2021, such increase in cash inflow being mainly a result of more purchases made on credit for 2022.

Net cash used in investing activities was $8,772 for the year ended December 31, 2022, a decrease in cash outflow of $146,048 from $154,820 of cash used in investing activities for 2021. We incurred cash outflow of $8,772 from purchase of office equipment for the year ended December 31, 2022, while we incurred cash outflow of $154,820 from purchase of office equipment and leasehold improvement for the year ended December 31, 2021.

Net cash provided by financing activities was $0 for the year ended December 31, 2022, compared to $2.76 million of cash provided by financing activities for 2021. During the year ended December 31, 2021, we received $2.76 million from equity financing.

As of December 31, 2022, we had gross accounts receivable of $291,392, of which $63,833 was not yet past due and $19,425 was less than 90 days past due. We had an allowance for bad debt of $2,914. As of March 17, 2023, 28% of accounts receivable outstanding as of December 31, 2022 had been collected.

All accounts receivable outstanding at December 31, 2021 had been collected during 2022.

As of December 31, 2022 and 2021, we had advances to suppliers of $21,173 and $707,264, respectively. These supplier prepayments are made for goods before we actually receive them.

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

As of March 17, 2023, 30% of our advances to suppliers outstanding at December 31, 2022 had been delivered to us in the form of purchases of furniture.

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

Other Long-Term Liabilities

As of December 31, 2022, we recorded long-term taxes payable of $1.16 million, consisting of an income tax payable of $1.16 million, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on our post-1986 foreign unremitted earnings, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2022. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

Not applicable

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

On May 13, 2022, the SEC added us to its conclusive list of issuers identified under the HFCAA following the filing of our annual report on Form 10-K for the year ended December 31, 2021 with the SEC on April 8, 2022, which annual report was audited by Centurion ZD CPA & Co., a registered public accounting firm in Hong Kong that the PCAOB previously was unable to inspect or investigate completely, because of a position taken by an authority in the foreign jurisdiction. As our business, revenues, management and control capabilities mostly in the U.S., the Company dismissed Centurion ZD CPA & Co. as its independent accountant on October 7, 2022, following a review process carried out by the audit committee of the Company. On October 6, 2022, our audit committee engaged WWC, P.C. (“WWC”) as the Company’s independent auditor for the fiscal year ending December 31, 2022. WWC is located in the United States and has not been identified by the PCAOB as a firm that the PCAOB is unable to fully inspect and investigate. Given that WWC now serves as the principal accountant to audit our consolidated financial statements, we expect to be able to comply with the HFCA Act and Consolidated Appropriations Act and certify that we have retained a registered public accounting firm that the PCAOB has determined it is able to inspect or investigate which would preclude a further finding by the SEC that we are a Commission-Identified Issuer.

Furthermore, in August 2022, the PCAOB signed a Statement of Protocol with the CSRC and the Ministry of Finance of the People’s Republic of China, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. PCAOB staff members conducted on-site inspections and investigations from September to November 2022. On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. As a result, SEC will not provisionally or conclusively identify an issuer as a Commission-Identified Issuer if it files an annual report with an audit report issued by a registered public accounting firm headquartered in China or Hong Kong on or after December 15, 2022, until such time as the PCAOB issues a new determination.

To the extent known by the Company, the Company is not aware of and has no reason to believe that: any governmental entity in the foreign jurisdiction in which the Company or any of its subsidiaries is incorporated or otherwise organized owns shares of any capital stock of record of the Company; any official of the Chinese government or Hong Kong is a board member or officer of the Company or its subsidiaries; or that the Company’s articles of incorporation, as amended, contain any provisions known by the Company to include any charter or charter provisions of the Chinese Communist Party. The Company has determined that no governmental entity in mainland China or Hong Kong, directly or indirectly, possesses the power to direct or cause the direction of the management and policies of the Company or has a controlling financial interest. The Company has made this determination based on the fact that as of the date of this annual report, no such governmental entity has filed a Schedule 13D or 13G, there are no material contracts with such a foreign governmental party, and there is no such foreign government representative on the Company’s Board.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to nominees for director of Nova LifeStyle, compliance with Section 16(a) of the Securities Exchange Act of 1934, and the Company’s code of ethics is set forth under the captions “Proposal 1–Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Code of Ethics,” respectively, in the Proxy Statement for the 2023 Annual Meeting of Stockholders. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of or are included in this Annual Report:

1.	Financial statements listed in the Index to Financial Statements, filed as part of this Annual Report beginning on page F-1; and
2.	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and between Stevens Resources, Inc. and Nova LifeStyle, Inc., dated June 14, 2011 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
2.2	Share Exchange Agreement and Plan of Reorganization by and between Nova Furniture Limited and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
2.3	Return to Treasury Agreement by and between Nova LifeStyle, Inc. and Alex Li, dated June 30, 2011 (Incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
3.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-163019) filed on November 10, 2009)
3.2	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
3.3	Certificate of Amendment to Articles of Incorporation filed with the Secretary of the State of Nevada on December 15, 2009, and effective as of September 9, 2009 (Incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
3.4	Articles of Merger between Stevens Resources, Inc. and Nova LifeStyle, Inc. amending the Articles of Incorporation filed with the Secretary of State of the State of Nevada on June 14, 2011, and effective as of June 27, 2011 (Incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
3.5	Articles of Exchange of Nova Furniture Limited and Nova LifeStyle, Inc. filed with the Secretary of State of the State of Nevada on June 30, 2011 (Incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
3.6	First Amendment to the Amended and Restated Bylaws of Nova Lifestyle, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36259) filed on February 28, 2018)
3.7	Certificate of Change to Authorized Shares of Nova Lifestyle, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36259) filed on December 20, 2019)
4.1	Specimen Stock Certificate (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
4.2	Form of Investor Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 26, 2021)
4.3	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 26, 2021)
4.4†	Description of Securities registered under Section 12 of the Securities Exchange Act of 1934, as amended
10.1	Shareholder Agreement by and between Nova Furniture Limited and St. Joyal, dated January 1, 2011 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
10.2#	Form of Director Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 3, 2013)

10.3#	Nova LifeStyle, Inc. 2014 Omnibus Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 333-163019) filed on July 10, 2014)
10.4#	Nova LifeStyle, Inc. Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (File No. 333-163019) filed on July 10, 2014)
10.5#	Employment Agreement by and between Nova Lifestyle Inc. and Thanh H. Lam dated May 8, 2018 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2018)
10.6	Sales Representative Agreement by and between Diamond Bar Outdoors, Inc. and Tawny Lam Consulting, Inc. dated January 4, 2020 (Incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on May 12, 2020)
10.7#	Employment Agreement by and between Nova Lifestyle Inc. and Jeffery Chuang dated August 10, 2020 (Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on March 29, 2021)
10.8	Nova LifeStyle, Inc. 2021 Omnibus Equity Plan (Incorporated herein by reference to Annex A to the Company’s Definitive Proxy on Schedule 14A filed on April 13, 2021)
10.9	Form of Securities Purchase Agreement dated July 23, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2021)
10.10#	Employment Agreement by and between Nova Lifestyle Inc. and Jeffery Chuang dated August 11, 2021 (Incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on April 8, 2022)
10.11#	Amendment to Employment Agreement by and between Nova Lifestyle Inc. and Thanh H. Lam dated December 30, 2021 (Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on April 8, 2022)
10.12#	Amendment to Employment Agreement by and between Nova Lifestyle Inc. and Jeffery Chuang dated December 30, 2021 (Incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on April 8, 2022)
10.13#†	Employment Agreement by and between Nova Lifestyle Inc. and Jeffery Chuang dated August 18, 2022
14.1	Code of Business Conduct and Ethics of Nova Lifestyle, Inc. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 10, 2013)
21.1†	Subsidiaries of the Registrant
23.1†	Consent of Centurion ZD CPA & Co.
23.2†	Consent of WWC, P.C.
24.1†	Power of Attorney (Included on the Signature Page of this Annual Report on Form 10-K)
31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Indicates management contract or compensatory plan, contract or arrangement.

†Filed herewith.

‡Furnished herewith.

NOVA LIFESTYLE, INC.

Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Stockholders and Board of Directors of Nova Lifestyle, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nova Lifestyle, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2022, and the related consolidated statements of loss and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal controls over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Inventory impairment

We assessed the carrying value of inventory as a critical audit matter. As described in Note 4 to the consolidated financial statements, as of December 31, 2022, the Company’s inventories balance was $4,932,642, which was an amount that was quantitatively material to the financial statements as a whole, and the account required challenging, subjective and complex judgment and assumptions in regards the estimation of the net realizable value of those assets to determine that the balance was reasonable, and not materially misstated.

The Company’s inventories are stated at the lower of cost or net realizable value, with cost determined on a weighted-average basis. The write-down of potential obsolete or slow-moving inventories is recorded based on management’s assumptions about future demands derived and market conditions. For the year ended December 31, 2022, the Company wrote down $12,904,676 of slow-moving inventory. Inventories have been written down to the Company’s best estimate of their realizable value, which includes consideration of various factors.

Our principal audit procedures performed to address the net realizable value of the inventories and related the impairment expense included the following:

●	Observing the physical condition of the inventories during inventory counts. Performing independent analysis of significant assumptions provided by management, by researching wholesale and retail market prices, gaining an understanding of demand for the product by searching for comparable products in the market place.

●	Inquired with Company personnel to understand management’s model of estimates on selling price and cost of completion to calculate net realizable value and assess the appropriateness of the methodology applied in developing those estimates.

●	Performed independent inquiry through phone and video conference with the customer contracting to purchase the goods subsequent to the balance sheet date (“buyer”) to understand the sales channel and business relationship. Obtained independent confirmation from the buyer regarding the total value of the sales contract with the buyer.

●	Performed quantitative analysis and recalculation on net realizable value, to test if any impairment exists, and developed a range of independent estimates for assumptions for the valuation models and compared those estimates with those employed by management.

The accounts relevant to this critical audit matter include the inventories and cost of sales, and the related disclosure in the accompanying notes 4 to the financial statements.

/s/ WWC, P.C.

Certified Public Accountants

PCAOB ID No.1171

We have served as the Company’s auditor since 2022.

San Mateo, California

April 17, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Nova Lifestyle, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nova Lifestyle, Inc. and subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of comprehensive (loss) income, changes in stockholders’ equity and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Centurion ZD CPA & Co.

We served as the Company’s auditor from 2016 to 2022.

Hong Kong, China

April 8, 2022

PCAOB ID: 2769

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

	2022	2021

Assets

Current Assets
Cash and cash equivalents	$1,374,167	$6,276,106
Accounts receivable, net	288,478	103,397
Advance to suppliers	21,173	707,264
Inventories	4,932,642	2,626,451
Prepaid expenses	1,504,671	406,366
Other receivables	79,175	—
Tax receivable	—	299,011
Current assets of discontinued operations	—	15,150,358

Total Current Assets	8,200,306	25,568,953

Noncurrent Assets
Plant, property and equipment, net	368,624	453,817
Operating lease right-of-use assets, net	2,660,977	3,158,734
Intangible assets, net	13,837	19,207
Lease deposit	71,146	72,651
Goodwill	218,606	218,606
Noncurrent assets of discontinued operations	—	37,656

Total Noncurrent Assets	3,333,190	3,960,671

Total Assets	$11,533,496	$29,529,624

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF DECEMBER 31, 2022 AND 2021

	2022	2021

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$321,261	$358,362
Operating lease liability, current	736,428	731,284
Advance from customers	170,139	394,376
Accrued liabilities and other payables	413,599	322,384
Income tax payable	629	—
Other loan interest payable	621	3,696
Current liabilities of discontinued operations	—	4,295

Total Current Liabilities	1,642,677	1,814,397

Noncurrent Liabilities
Other Loan	150,000	150,000
Operating lease liability, non-current	1,971,386	2,577,567
Income tax payable	1,157,603	1,543,472

Total Noncurrent Liabilities	3,278,989	4,271,039

Total Liabilities	4,921,666	6,085,436

Contingencies and Commitments

Stockholders’ Equity
Common stock, $0.001 par value; 15,000,000 shares authorized, 7,119,180 and 6,836,742 shares issued and outstanding; as of December 31, 2022 and 2021, respectively	7,199	6,837
Additional paid-in capital	43,233,942	42,660,383
Accumulated other comprehensive income	77,242	381,850
Accumulated deficits	(36,706,553)	(19,604,882)

Total Stockholders’ Equity	6,611,830	23,444,188

Total Liabilities and Stockholders’ Equity	$11,533,496	$29,529,624

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021

Net Sales	$12,744,871	$12,556,219

Cost of Sales	20,526,484	7,034,482

Gross (Loss) Profit	(7,781,613)	5,521,737

Operating Expenses
Selling expenses	2,885,249	3,728,810
General and administrative expenses	5,555,489	5,653,475

Total Operating Expenses	8,440,738	9,382,285

Loss From Operations	(16,222,351)	(3,860,548)

Other Income (Expenses)
Non-operating income	550	31,668
Foreign exchange transaction (loss) income	(639,432)	98,075
Interest expense, net	(25,216)	(123,144)
Financial expense	(187,068)	(207,274)

Total Other Expenses, Net	(851,166)	(200,675)

Loss Before Income Taxes and Discontinued Operations	(17,073,517)	(4,061,223)

Income Tax Expense	(2,400)	(163,893)

Loss From Continuing Operations	(17,075,917)	(4,225,116)

Loss From Discontinued Operations	(25,754)	(15,737,377)

Net Loss	(17,101,671)	(19,962,493)

Other Comprehensive Loss
Foreign currency translation	(304,608)	(416,440)

Net Loss and Comprehensive Loss	(17,406,279)	(20,378,933)

Weighted average shares outstanding - Basic and Diluted	6,929,565	6,096,629

Loss from continuing operations per share of common stock
Basic and Diluted	$(2.46)	$(0.69)

Loss from discontinued operations per share of common stock
Basic and Diluted	$(0.00)	$(2.58)

Net loss per share of common stock
Basic and Diluted	$(2.47)	$(3.27)

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

				Accumulated		Retained
			Additional	Other		Earnings	Total
	Common stock		Paid-in	Comprehensive	Statutory	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Reserve	Deficits)	Equity

Balance at January 1, 2021	5,596,234	$5,596	$39,766,978	$798,290	$6,241	$351,370	$40,928,475

Stock issued to employees	6,000	6	10,604	-	-	-	10,610

Stock issued to consultants	120,000	120	122,942	-	-	-	123,062

Issuance of common stock	1,114,508	1,115	2,759,859	-	-	-	2,760,974

De-registration and liquidation of Nova Macau	-	-	-	-	(6,241)	6,241	-

Foreign currency translation loss	-	-	-	(416,440)	-	-	(416,440)

Net loss	-	-	-	-	-	(19,962,493)	(19,962,493)

Balance at December 31, 2021	6,836,742	$6,837	$42,660,383	$381,850	$-	$(19,604,882)	$23,444,188

Stock issued to employees	10,500	11	13,429	-	-	-	13,440

Stock issued to consultants	207,500	207	450,274	-	-	-	450,481

Stock issued to designer	143,938	144	109,856				110,000

Foreign currency translation loss	-	-	-	(304,608)	-	-	(304,608)

Net loss	-	-	-	-	-	(17,101,671)	(17,101,671)

Balance at December 31, 2022	7,198,680	$7,199	$43,233,942	$77,242	$-	$(36,706,553)	$6,611,830

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021

Cash Flows From Operating Activities
Net loss	$(17,101,671)	$(19,962,493)
Net loss from discontinued operations	(25,754)	(15,737,377)
Net loss from continuing operations	(17,075,917)	(4,225,116)

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	88,285	78,655
Amortization of operating lease right-of-use assets	483,563	767,869
Loss on disposal of fixed assets	—	—
Write down of inventories	12,904,676	—
Stock based compensation expense	573,923	130,089
Changes in bad debt allowance	1,870	(4,157)
Changes in operating assets and liabilities:
Accounts receivable	(186,951)	415,699
Advance to suppliers	686,091	(325,370)
Inventories	(879,527)	(803,012)
Other current assets	(1,186,439)	(179,895)
Operating lease liabilities	(586,733)	(732,088)
Accounts payable	(37,101)	(385,423)
Advance from customers	(224,237)	133,628
Accrued liabilities and other payables	35,305	128,976
Taxes payable	(86,229)	112,581

Net Cash Used in Continuing Operations	(5,489,421)	(4,887,564)
Net Cash Provided by Discontinued Operations	121,771	105,210
Net Cash Used in Operating Activities	(5,367,650)	(4,782,354)

Cash Flows From Investing Activities
Purchase of property and equipment	(8,772)	(110,519)

Net Cash Used in Continuing Operations	(8,772)	(110,519)
Net Cash Used in Discontinued Operations	—	(44,301)
Net Cash Used in Investing Activities	(8,772)	(154,820)

Cash Flows From Financing Activities
Proceeds from equity financing, net	—	2,760,974

Net Cash Provided by Continuing Operations	—	2,760,974
Net Cash Provided by Discontinued Operations	—	—
Net Cash Provided by Financing Activities	—	2,760,974

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$474,483	$(292,478)

Net Decrease in Cash and Cash Equivalents	(4,901,939)	(2,468,678)

Cash and Cash Equivalents, Beginning of Year	6,276,106	8,744,784

Cash and Cash Equivalents, Ending of Year	$1,374,167	$6,276,106

Supplemental Disclosure of Cash Flow Information

Continuing operations:
Cash paid during period for:
Income tax payments	$248,720	$59,107
Interest expense	$5,697	$11,809

Discontinued operations:
Cash paid during period for:
Income tax payments	$—	$—
Interest expense	$—	$—

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 1 - Organization and Description of Business

Organization and Business

Nova LifeStyle, Inc. (“Nova LifeStyle” or the “Company”), formerly known as Stevens Resources, Inc., was incorporated in the State of Nevada on September 9, 2009.

The Company is a U.S. holding company with no material assets other than the ownership interests of its subsidiaries through which it markets, designs and sells furniture worldwide: Nova Furniture Limited domiciled in the British Virgin Islands (“Nova Furniture”), Nova Furniture Ltd. domiciled in Samoa (“Nova Samoa”), Diamond Bar Outdoors, Inc. domiciled in California (“Diamond Bar”), Nova Living (M) SDN. BHD. domiciled in Malaysia (“Nova Malaysia”) and Nova Living (HK) Group Limited domiciled in Hong Kong (“Nova HK”). The Company had three former subsidiaries Bright Swallow International Group Limited domiciled in Hong Kong (“Bright Swallow” or “BSI”) which was sold in January 2020 and Nova Furniture Macao Commercial Offshore Limited domiciled in Macao (“Nova Macao”) which was de-registered and liquidated in January 2021. In February 2022, Nova HK entered a de-registration process and transferred all its assets and business to Nova Malaysia. In February 2023, Nova HK was completed the process of de-registration and liquidation.

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

On December 7, 2017, Nova LifeStyle incorporated i Design Blockchain Technology, Inc. (“i Design”) under the laws of the State of California. The purpose of i Design is to build the Company’s own blockchain technology team. This new company will focus on the application of blockchain technology in the furniture industry, including encouraging and facilitating interactions among designers and customers, and building a blockchain-powered platform that enables designers to showcase their products, including current and future furniture designs. This company is in the planning stage and has had minimal operations through December 31, 2022.

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

On November 5, 2020, Nova LifeStyle acquired Nova HK at cost of $1,290 which was incorporated in Hong Kong on November 6, 2019. This company had minimal operations. In February 2022, Nova HK entered a de-registration process and transferred all its assets and business to Nova Malaysia. In February 2023, Nova HK was completed the process of de-registration and liquidation.

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

In 2022, there have been outbreaks of the Omicron variant of the COVID-19 in Hong Kong and many other cities in China, along with travel restrictions, mandatory COVID-19 tests, quarantine requirements and/or temporary closure of office buildings and facilities imposed by local governments. In December 2022, the Chinese government eased its strict zero COVID-19 policy which resulted in a surge of new COVID-19 cases during December 2022 and January 2023. Although our suppliers in China have not been materially and negatively impacted by such outbreaks, the government authorities may issue new orders of office closure, travel and transportation restrictions in China due to the resurgence of the COVID-19 and outbreak of new variants, which could cause the delay of the delivery from our suppliers in China.

The extent of the impact of the COVID-19 pandemic that will continue to have on the Company’s business is highly uncertain and difficult to predict and quantify, as the actions that the Company, other businesses and governments may take to contain the spread of COVID-19 continue to evolve. Shipping of products from Asia has experienced significant delays since the onset of the pandemic and the costs of shipping from Asia have increased since the onset although the shipping cost has been back to normal since June 2022; and we have experienced and may continue to experience shipping disruptions in the future. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the future business interruption and the related financial impact cannot be reasonably estimated at this time.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the two-step goodwill impairment test for the Diamond Bar reporting unit. Accordingly, as of December 31, 2022 and December 31, 2021, the Company concluded there was no impairment of goodwill of Diamond Bar.

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

Balance at January 1, 2022	$1,044
Provision for the year	1,870
Balance at December 31, 2022	$2,914

The bad debts provision (reversal) for the years ended December 31, 2022 and 2021 was $1,870 and ($4,157), respectively. During the years ended December 31, 2022 and 2021, bad debt provision and written off from discontinued operations were $0.

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

Inventories

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the year ended December 31, 2022, the Company wrote-down $12.90 million of slow-moving inventory. The inventory write-down is included in “Cost of Sales” from continuing operations in the consolidated statements of comprehensive income. For the year ended December 31, 2021, the Company wrote-down $15.96 million of slow-moving inventory from the Company’s discontinued operations.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the years ended December 31, 2022 and 2021.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expenses were $10,917 and $110,287 for the years ended December 31 2022 and 2021, respectively.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the year ended December 31, 2022, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

As of December 31, 2022, the accumulated undistributed earnings generated by its foreign subsidiaries were approximately $25.7 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of December 31, 2022 and 2021, unrecognized tax benefits were approximately $0. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $0 as of December 31, 2022 and 2021.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the years ended December 31, 2022 and 2021, is as follows:

	Gross UTB
	2022	2021

Balance – January 1	$-	$935
Foreign exchange adjustment	-	(935)
Balance – December 31	$-	-

At December 31, 2022 and December 31, 2021, the Company had cumulatively accrued approximately $0 for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled $0 and $131 for the years ended December 31, 2022 and 2021, respectively. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

Nova Lifestyle and Diamond Bar are subject to U.S. federal and state income taxes and tax years 2019-2022 remain open to examination by tax authorities in the U.S.

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

The Company’s sales policy allows for product returns within the warranty period if the product is defective and the defects are the Company’s fault. As alternatives to the product return option, the customers have the option of requesting a discount from the Company for products with quality issues or of receiving replacement parts from the Company at no cost. The amount for product returns, the discount provided to the Company’s customers, and the costs for replacement parts were immaterial for the years ended December 31, 2022 and 2021

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers and write-downs of inventory.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the years ended December 31, 2022 and 2021, shipping and handling costs were $2,096 and $4,700, respectively. During the years ended December 31, 2022 and 2021, shipping and handling costs from discontinued operations were $0.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense was $1,213,836 and $2,188,385 for the years ended December31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, advertising expense from discontinued operations were $0.

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

The following table presents a reconciliation of basic and diluted loss per share for the years ended December31, 2022 and 2021:

	2022	2021

Net loss from continuing operations	$(17,075,917)	$(4,225,116)
Net loss from discontinued operations	(25,754)	(15,737,377)
Net loss	$(17,101,671)	$(19,962,493)

Weighted average shares outstanding – Basic and Diluted *	6,929,565	6,096,629

Net loss from continuing operations per share of common stock
Basic and Diluted	(2.46)	(0.69)

Net loss from discontinued operations income per share of common stock
Basic and Diluted	(0.00)	(2.58)

Net loss per share of common stock
Basic and Diluted	$(2.47)	$(3.27)

*	Including 0 and 34,807 shares that were granted and vested but not yet issued for the years ended December 31, 2022 and 2021, respectively.

For the year ended December 31, 2022, 4,500 shares of unvested restricted stock, vested stock options to purchase 134,000 shares of the Company’s stock, and 1,225,959 shares exercisable under warrants were excluded from the EPS calculation, as their effect were anti-dilutive.

For the year ended December 31, 2021, 124,500 shares of unvested restricted stock, vested stock options to purchase 340,500 shares of the Company’s stock, and 1,225,959 shares exercisable under warrants were excluded from EPS calculation, as their effects were anti-dilutive.

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

No customer accounted for 10% or more of the Company’s sales from continuing operations for the year ended December 31, 2022 and 2021. Two customers accounted for 66% and 13%, respectively, of the Company’s gross accounts receivable as of December 31, 2022. Four customers accounted for 22%, 19%, 14% and 14%, respectively, of the Company’s gross accounts receivable as of December 31, 2021.

No customer accounted for 10% of the Company’s sales from discontinued operations for the years ended December 31, 2022, while four customers accounted for 96% (33%, 28%, 19% and 16% each) of the Company’s sales from discontinued operations for the year ended December 31, 2021.

The Company purchased its products from two and three major vendors during the years ended December 31, 2022 and 2021, respectively, accounting for a total of 42% for 2022 (21%, and 21%) and 60% for 2021 (30%, 18%, and 12%) of the Company’s purchases from continuing operations, respectively.

Advances made to these vendors were $0 and $307,718 as of December 31, 2022 and 2021, respectively. Accounts payable to these vendors were $62,251 and $125,636 as of December 31, 2022 and 2021, respectively.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 2022	RM 4.40 to 1
December 31, 2021	RM 4.18 to 1

Income Statement and cash flow items
For the year ended December 31, 2022	RM 4.39 to 1
For the year ended December 31, 2021	RM 4.14 to 1

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

The Company recognized no impairment of ROU assets as of December 31, 2022 and December 31, 2021.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the consolidated balance sheets at December 31, 2022 and December 31, 2021.

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

Note 3 - Discontinued Operations

On February 15, 2022, the Company transferred its entire interest in Nova HK to Nova Malaysia, a subsidiary of the Company.

As of December 31, 2021 and subsequently, operations of Nova HK have been reported as discontinued operations in the Company’s consolidated financial statements. Accordingly, assets, liabilities, revenues, expenses and cash flows related to Nova HK have been reclassified in the consolidated financial statements as discontinued operations for all periods presented.

The following table summarizes the net assets of Nova HK at the date of disposal (February 15, 2022):

Inventory	$15,029,724
Equipment, net	36,549

Net assets of Nova HK upon disposal	15,066,273
Interest transferred to Nova Malaysia	(15,092,027)
Loss from discontinued operations of subsidiary	$(25,754)

The following table presents the components of discontinued operations in relation to Nova HK reported in the consolidated statements of operations:

	2022	2021

Sales	$-	$257,004
Cost of sales	-	(16,096,106)
Operating expenses	(3,671)	(95,974)
Other (expense) income, net	(22,083)	197,699
Loss before income taxes	(25,754)	(15,737,377)
Income tax benefit	-	-
Loss from discontinued operations	$(25,754)	$(15,737,377)

For the year ended December 31, 2021, the Company wrote-down $15,961,357 of slow-moving inventory from the Company’s discontinued operations.

Note 4 - Inventories

The inventories as of December 31, 2022 and December 31, 2021 totaled $4,932,642 and $2,626,451, respectively, and consisted entirely of finished goods.

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the year ended December 31, 2022 , the Company wrote-down $12,904,676 of slow-moving inventory. The inventory write-down is included in “Cost of Sales” in the consolidated statements of operations. For the year ended December 31, 2021, the Company wrote-down $15.96 million of slow-moving inventory from the Company’s discontinued operations.

Note 5 - Plant, Property and Equipment, Net

As of December 31, 2022 and December 31, 2021, plant, property and equipment consisted of the following:

	December 31, 2022	December 31, 2021
Computer and office equipment	$276,567	$403,095
Decoration and renovation	392,703	487,002
	669,270	890,097
Less: accumulated depreciation	(300,646)	(436,280)
	$368,624	$453,817

Depreciation expense was $63,218 and $73,285 for the years ended December 31, 2022 and 2021, respectively. Depreciation expense from discontinued operations was $1,107 and $6,645 for the years ended December 31, 2022 and 2021, respectively.

During 2022, the company disposed of $207,479 of office equipment and decoration and renovation.

Note 6 – Intangible Assets

As of December 31, 2022 and December 31, 2021, intangible assets consisted of the following:

	December 31, 2022	December 31, 2021
Accounting software	$26,800	$26,800
	26,800	26,800
Less: accumulated depreciation	(12,963)	(7,593)
	$13,837	$19,207

Amortization expense was $5,370 for the years ended December 31, 2022 and 2021. Amortization of intangible assets from discontinued operations was $0 for the years ended December 31, 2022 and 2021, respectively.

Note 7 - Advances to Suppliers

The Company makes advances to certain vendors for inventory purchases. The advances on inventory purchases were $21,173 and $707,264 as of December 31, 2022 and December 31, 2021, respectively.

Note 8 - Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables consisted of the following as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021

Prepaid expenses	$1,504,671	$406,366
Other receivables	79,175	-
	$1,583,846	$406,366

As of December 31, 2022 and December 31, 2021, prepaid expenses and other receivables mainly represented prepaid insurance, prepaid advertising expense, and Celero and Cardknox account balances. In October 2022, Nova Malaysia entered into a business agreement with an I.T. firm to develop a virtual reality and augmented reality development project and related works. Nova Malaysia agreed to pay 10,000,000 Malaysia Ringgit ($2,110,640) for developing the project. The payment would be paid as first phase for 40% of total payment, second phase for 20% of total payment, third phase for 20% of total payment and fourth phase for 20% of total payment. As of December 31, 2022, the Nova Malaysia paid and recorded prepayment of 6,000,000 Malyaia Ringgit ($1,364,194) due to the project was completed its second phase.

Note 9 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021

Other payables	$15,225	$6,893
Salary payable	6,612	6,231
Financed insurance premiums	71,415	134,173
Auditing fee	85,000	-
Warranty liability	38,349	-
Accrued commission	69,592	66,507
Accrued expenses, others	127,406	108,580
	$413,599	$322,384

As of December 31, 2022 and December 31, 2021, other accrued expenses mainly included legal and professional fees, utilities and unpaid operating expenses incurred in Malaysia. Other payables represented other taxes payable and 401(k) payable.

Note 10 - Other Loans

On May 4, 2020, the Company received loan proceeds in the amount of approximately $139,802 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. On June 5, 2020, Congress passed a new law that allowed current PPP borrowers to choose to extend the eight-week period to 24 weeks to use the funds, but which cannot be extended beyond December 31, 2020. The Company had used the loans for eligible purposes and on December 28, 2020, the Company submitted the loan forgiveness application to the bank. On November 15, 2021, the Small Business Administration (SBA) approved the company’s forgiveness application and no interest had been accrued on this loan as of December 31, 2022 and December 31, 2021.

On May 5, 2020, Diamond Bar was granted a loan from Cathay Bank in the aggregate amount of $176,294 (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted on March 27, 2020. The Loan, which was in the form of a Note dated May 5, 2020 matures on May 5, 2022 and bore interest at a rate of 1.00% per annum, payable monthly commencing on May 5, 2020. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. On June 5, 2020, Congress passed a new law that allowed current PPP borrowers to choose to extend the eight-week period to 24 weeks to use the funds but which cannot be extended beyond December 31, 2020. The Company had used all the PPP loan proceeds for qualifying purposes within 24 weeks. On June 15, 2021, the Small Business Administration (SBA) approved the Company’s loan forgiveness application for such loan and no interest had been accrued on this loan as of December 31, 2022 and December 31, 2021.

On June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. The Loan, which was in the form of a promissory note dated June 19, 2020, matures on June 18, 2050 and bears interest at a rate of 3.75% per annum, payable monthly beginning 12 months from the date of the promissory note. Funds from the Loan may only be used for working capital. The loan was secured by all tangible and intangible property of Diamond Bar. It has accumulated interest of $5,697 and $5,782 for the years ended December 31, 2022 and 2021, respectively.

Note 11 - Income Taxes

Taxes recoverable (payable) consisted of the following at December 31, 2022 and 2021:

	2022	2021
Income tax recoverable - current	$-	$299,011
Income tax payable – noncurrent	$(1,157,603)	$(1,543,472)

As of December 31, 2022 and 2021, noncurrent tax payable were $1.16 million and $1.54 million, respectively, arising from a one-time transition tax recognized in the fourth quarter of 2017 on post-1986 foreign unremitted earnings (see below).

The (benefit) provision for income taxes on loss from continuing operations consisted of the following:

	2022	2021
Current:
Federal	$-	$161,493
State	2,400	2,400
Hong Kong	-	-
	2,400	163,893

Deferred:
Federal	-	-
State	-	-
Total provision (benefit) for income taxes	$2,400	$163,893

The following is a reconciliation of the difference between the actual (benefit) provision for income taxes and the (benefit) provision computed by applying the federal statutory rate on income before income taxes from continuing operations:

	2022	2021
Tax at federal statutory rate	$(3,585,770)	$(4,157,706)
Foreign rate differential	(525,735)	654,479
ASC 740-10 uncertain tax position	-	(1,066)
Tax exemption	-	-
Global Intangible Low-Taxed Income	-	-
Stock based compensation	90,645	(36,617)
Covid Relief Benefit		(38,421)
Others	(85,279)	(6,482)
Valuation allowance	4,108,539	3,749,706
Total provision (benefit) for income taxes	$2,400	$163,893

The following presents the aggregate dollar effects of the Company’s tax exemption from its continuing operations:

	2022	2021
Aggregate dollar effect of tax holiday	$-	$-

Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	2022	2021
Non-Current Deferred Tax Assets:
Accrued liabilities	$28,130	$24,903
Fed & CA amortization	13,511	17,242
Stock compensation	155,111	158,093
ASC 842 – lease liability	685,136	839,318
Inventory	6,898,892	3,632,745
U.S. NOL	4,323,465	2,273,506
Capital loss	733,461	730,261
Charitable Contribution	1,332	-
R&D Capitalization	2,063	-
Interest	5,058	2,565

Non-Current Deferred Tax Liabilities:
Prepaid expenses	-	(443)
Fed & CA depreciation	(3,405)	(16,054)
ASC 842- ROU Asset	(673,292)	(798,314)

Net Non-Current Deferred Tax Assets before Valuation Allowance	12,169,462	6,863,822
Less: Valuation Allowance	(12,169,462)	(6,863,822)
Non-Current Deferred Tax Assets, Net:	-	-
Total Deferred Assets, Net:	$-	$-

Nova LifeStyle, Inc. and Diamond Bar are subject to U.S. federal and state income taxes. Nova Furniture BVI is incorporated in the BVI. There is no income tax for a company domiciled in the BVI. Accordingly, the Company’s consolidated financial statements do not present any income tax provision related to the BVI tax jurisdiction where Nova Furniture BVI is domiciled.

For U.S. Federal income tax purpose, the Company has net operating loss, or NOL carryforwards of approximately $10.4 million and $4.9 million at December 31, 2022 and 2021, respectively.

For U.S. California income tax purpose, the Company has net operating loss, or NOL carryforwards of approximately $16.2 million and $10.8 million, at December 31, 2022 and 2021, respectively.

Malaysia has net operating loss, or NOL carryforwards of approximately $4.0 million at December 31, 2022. The Company has recorded full valuation allowance against the Malaysia NOL carryforwards.

Nova Macao was an income tax-exempt entity incorporated and domiciled in Macao.

Corporate income tax in Malaysia is calculated at the statutory rate of 24% of the estimated taxable profit for the year ended December 31, 2022.

Nova HK has net operating loss, or NOL carryforward of approximately $0.03 million at December 31, 2022. The Company has recorded full valuation allowance against the Nova HK NOL carryforards. Nova HK is incorporated in Hong Kong and is subject to Hong Kong income taxes at the statutory rate of 16.5%.

Note 12 - Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s President who is currently also the Chief Executive Officer and Chairperson of the Board. The lease is renewable and has been renewed each year since 2011. On April 1, 2022, the Company renewed the lease for an additional one year term at a cost of $34,562. During the years ended December 31, 2022 and 2021, the Company recorded rental amounts of $25,921 and $34,561, respectively, which were included in selling expenses.

On January 4, 2018, the Company entered into a sales representative agreement with a consulting firm, which is owned by the President, Chief Executive Officer and Chairperson of the Board, for sales representative service for a term of two years. On January 4, 2020, the Company renewed the agreement for an additional two years which was amended in July 2020. If not terminated during the first year, the agreement will continue until one party or the other terminates the agreement with 30 days written notice. The Company agreed to compensate the consulting firm via commission at predetermined rates of the relevant sales amount. During the years ended December 31, 2022 and 2021, the Company recorded $392,755 and $399,249 as commission expense to this consulting firm, respectively.

In September 2021, Nova Malaysia entered into a consultancy agreement with an I.T. firm whose sole shareholder was a director of Nova Macao to provide E-Commerce Web Application Setup, E-Commerce Essentials Implementation, E-Commerce UIUX and other related services. During the years ended December 31, 2022 and 2021, the Company recorded $319,100 and $300,000 as technology service expenses to this I.T. firm, respectively.

Note 13 - Stockholders’ Equity

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

The warrants issued in the private placement described above are exercisable for a fixed number of shares, and are classified as equity instruments under ASC 815-40-25-10. The Company accounted for the warrants issued in the private placement based on the fair value method under ASC Topic 505, and the fair value of the warrants was calculated using the Black-Scholes model under the following assumptions: estimated life of 5.5 years, volatility of 107%, risk-free interest rate of 0.71% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The fair value of the warrants issued to investors and placement agent at grant date was $2,018,597.

Warrants

The following is a summary of the warrant activity for the year ended December 31, 2022:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2022	1,225,959	$3.50	5.02
Exercisable at January 1, 2022	-	$-	-
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at December 31, 2022	1,225,959	$3.50	4.02
Exercisable at December 31, 2022	1,225,959	$3.50	4.02

Shares Issued to Consultants

On November 16, 2020, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2020 for a one-year term. The Company agreed to grant the consultant 20,000 shares of the Company’s common stock, vesting 25% on February 15, 2021, 25% on May 15, 2021, 25% on August 15, 2021 and 25% on November 15, 2021. The fair value of the 20,000 shares was $39,600, which was calculated based on the stock price of $1.98 per share on November 16, 2020 and is being amortized over the service term. The shares were issued pursuant to the 2014 Omnibus Long-Term Incentive Plan. During the year ended December 31, 2021, the Company charged $34,609 to operations as consulting expenses.

On November 2, 2021, the Company entered into an information technology consulting agreement with a consultant for analyzing and developing the Company’s information technology infrastructure and system, and related general business advisory services effective on November 2, 2021 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, 50,000 shares issued before the end of November 2021 and remaining 50,000 shares will be issued on the one-year anniversary of the agreement. The fair value of the 100,000 shares was $236,000, which was calculated based on the stock price of $2.36 per share on November 2, 2021 and is being amortized over the service term. The shares were issued pursuant to Nova Lifestyle, Inc. 2021 Omnibus Equity Plan (the “2021 Plan”). During the years ended December 31, 2022 and 2021, the Company charged $197,205 and $38,795, respectively, to operations as consulting expenses.

On November 2, 2021, the Company entered into a marketing consulting agreement with a consultant for developing branding and marketing strategies, analyzing and evaluating consumer data services effective on November 2, 2021 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, 50,000 shares issued before the end of November 2021 and remaining 50,000 shares will be issued on the one-year anniversary of the agreement. The fair value of the 100,000 shares was $236,000, which was calculated based on the stock price of $2.36 per share on November 2, 2021 and is being amortized over the service term. The shares were issued pursuant to the 2021 Plan. During the years ended December 31, 2022 and 2021, the Company charged $197,205 and $38,795, respectively, to operations as consulting expenses.

On November 11, 2021, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2021 for a one-year term. The Company agreed to grant the consultant 20,000 shares of the Company’s common stock, vesting 25% on February 15, 2022, 25% on May 15, 2022, 25% on August 15, 2022 and 25% on November 15, 2022. The fair value of the 20,000 shares was $46,600, which was calculated based on the stock price of $2.33 per share on November 16, 2021 and is being amortized over the service term. The shares were issued pursuant to the 2021 Plan. During the years ended December31, 2022 and 2021, the Company charged $40,727 and $5,873, respectively, to operations as consulting expenses.

On January 28, 2022, the Company entered into an advisory service agreement with a designer for advising furniture design concept and development effective on February 1, 2022 for twelve months. The Company shall pay the designer $10,000 per month starting from February 1, 2022 for twelve months, in the form of the Company’s Common Stock, calculated based on the closing stock price on the first trading day of the corresponding month. The shares were issued pursuant to the 2021 Plan. During the year ended December 31, 2022, the company issued 131,444 shares to the designer and charged $110,000 to operations as designer fee.

On July 1, 2022, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on July 1, 2022 for a one-year term. The Company agreed to grant the consultant 50,000 shares of the Company’s common stock, vesting 25% on July 1, 2022, 25% on October 1, 2022, 25% on January 1, 2023 and 25% on April 1, 2023. The fair value of the 50,000 shares was $36,000, which was calculated based on the stock price of $0.72 per share on July 1, 2022 and is being amortized over the service term. The shares were issued pursuant to the 2021 Plan. During the year ended December 31, 2022, the Company charged $18,000 to operations as consulting expenses.

On November 16, 2022, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2022 for a one-year term. The Company agreed to grant the consultant 50,000 shares of the Company’s common stock, vesting 25% on February 15, 2023, 25% on May 15, 2023, 25% on August 15, 2023 and 25% on November 15, 2023. The fair value of the 50,000 shares was $28,000, which was calculated based on the stock price of $0.56 per share on November 16, 2022. The shares were issued pursuant to the 2021 Plan. During the year ended December 31, 2022, the Company charged $0 to operations as consulting expenses.

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

Shares Issued to Employees

On November 10, 2020, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2020. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. The fair value of these shares was $11,880, which was calculated based on the stock price of $1.98 per share on November 10, 2020, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 10, 2020, 25% on March 31, 2021, 25% on June 30, 2021 and 25% on September 30, 2021. During the year ended December 31, 2021, the Company amortized $10,318 to operations as stock compensation expense.

On November 11, 2021, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2021. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2021 Omnibus Equity Plan. The fair value of these shares was $13,200, which was calculated based on the stock price of $2.20 per share on November 11, 2021, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 10, 2021, 25% on March 31, 2022, 25% on June 30, 2022 and 25% on September 30, 2022. During the years ended December 31, 2022 and 2021, the Company amortized $11,501 and $1,700, respectively, to operations as stock compensation expense.

On November 11, 2022, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2021. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2021 Omnibus Equity Plan. The fair value of these shares was $3,540, which was calculated based on the stock price of $0.59 per share on November 11, 2022, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 10, 2022, 25% on March 31, 2023, 25% on June 30, 2023 and 25% on September 30, 2023. During the year ended December 31, 2022, the Company record $885 to operations as stock compensation expense.

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

As of December 31, 2022, unrecognized share-based compensation expense was $58,656.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2022	340,500	$5.97	1.32
Exercisable at January 1, 2022	340,500	5.97	1.32

Granted	-	-	-
Exercised	-	-	-
Forfeited	206,500	6.87	-
Outstanding at December 31, 2022	134,000	4.58	1.33
Exercisable at December 31, 2022	134,000	4.58	1.33

(1)

The intrinsic value of the stock options at December 31, 2022 is the amount by which the market value of the Company’s common stock of $0.43 as of December 31, 2022 exceeds the average exercise price of the option. As of December 31, 2022, the intrinsic value of the outstanding and exercisable stock options was $0.

Note 14 - Geographical Analysis

Geographical distribution of sales consisted of the following for the years ended December 31, 2022 and 2021:

	2022	2021
Geographical Areas
North America	$12,009,384	$12,289,361
Asia (excluding China)	60,479	-
Other countries	675,008	266,858
	$12,744,871	$12,556,219

Geographical location of identifiable long-lived assets as of December 31, 2022 and December 31, 2021:

	2022	2021
Geographical Areas
North America	$2,545,270	$3,010,343
Asia	555,477	674,859
	$3,100,747	$3,685,202

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

On July 15, 2019, Nova Malaysia entered into a sublease agreement for warehouse space with a two-year term, expiring on July 14, 2021. The initial monthly rental payment was 20,000 Malaysia Ringgit ($4,547) and was increased to 35,000 Malaysia Ringgit ($7,958) effective August 1, 2020. On July 15, 2021, Nova Malaysia extended the lease for another two years with an expiration date of July 31, 2023.

On October 29, 2019, Nova Malaysia entered into a lease agreement for a showroom with a two-year term, commencing on December 1, 2019 and expiring on November 30, 2021. On November 26, 2021, Nova Malaysia extended the lease to November 30, 2022 with an option for renewal for another term of 24 months. On October 4, 2022, Nova Malaysia renewed the lease for one year to November 30, 2023. The monthly rental payment is 9,280 Malaysia Ringgit ($2,110).

On August 20, 2020, Nova Malaysia entered into a sublease agreement for an office and service center with a two-year term, commencing on September 1, 2020 and expiring on August 31, 2022. On July 29, 2022, Nova Malaysia extended the lease for another two years with an expiration date of August 31, 2024. The monthly rental payment is 30,000 Malaysia Ringgit ($6,821).

Operating lease expense for the years ended December 31, 2022 and 2021 was as follows:

	2022	2021

Operating lease cost – straight line	$880,590	$846,874

The following is a schedule, by years, of maturities of operating lease liabilities as of December 31, 2022:

Operating Leases
2023	$815,741
2024	758,462
2025	701,142
Thereafter	598,820
Total undiscounted cash flows	2,874,165
Less: imputed interest	(170,328)
Present value of lease liabilities	2,703,837

Lease Term and Discount Rate

December 31, 2022
Weighted-average remaining lease term - years
Operating leases - USA	3.84
Operating leases - Malaysia	1.43

Weighted-average discount rate (%)
Operating leases - USA	3.36%
Operating leases - Malaysia	4.78%

Supplemental cash flow information related to leases where the Company was the lessee for the years ended December 31, 2022 and 2021 was as follows:

	2022	2021

Operating cash outflows from operating leases	$844,309	$834,232

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

Note 17 - Subsequent Events

The Company has evaluated subsequent events through April 17, 2023, the date of the issuance of the consolidated financial statements, and the following subsequent event has been identified.

In February 2023, the company has engaged a sales contract to transfer its entire inventory of Jade Mats, with the net realized value of $1.55 million to Shopants Sdn Bhd, an unrelated third party, for cash consideration of $2.00 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA LIFESTYLE, INC.
(Registrant)

Date: April 17, 2023	By:	/s/ Thanh H. Lam
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

Signature	Title	Date

/s/ Thanh H. Lam	Chief Executive Officer, President, Director and Chairperson	April 17, 2023
Thanh H. Lam	(Principal Executive Officer)

/s/ Jeffery Chuang	Chief Financial Officer	April 17, 2023
Jeffery Chuang	(Principal Financial and Accounting Officer)

/s/ Min Su	Director	April 17, 2023
Min Su

/s/ Ming-Cherng Sky Tsai	Director	April 17, 2023
Ming-Cherng Sky Tsai

/s/ Umesh Patel	Director	April 17, 2023
Umesh Patel

/s/ Huy P. La	Director	April 17, 2023
Huy P. La

39