Form 10-Q
period 2023-03-31
Nova Lifestyle, Inc.
filed 2023-05-15
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36259

NOVA LIFESTYLE, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6565 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

(323) 888-9999
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NVFY	Nasdaq Stock Market

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

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,238,375 shares of common stock outstanding as of May 12, 2023.

Nova LifeStyle, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 (UNAUDITED) AND DECEMBER 31, 2022

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$649,400	$1,374,167
Accounts receivable, net	262,641	288,478
Advance to suppliers	62,880	21,173
Inventories	4,165,449	4,932,642
Prepaid expenses	1,873,600	1,504,671
Other receivables	34,858	79,175

Total Current Assets	7,048,828	8,200,306

Noncurrent Assets
Plant, property and equipment, net	349,396	368,624
Operating lease right-of-use assets, net	2,466,645	2,660,977
Intangible assets, net	12,496	13,837
Lease deposit	71,066	71,146
Goodwill	218,606	218,606

Total Noncurrent Assets	3,118,209	3,333,190

Total Assets	$10,167,037	$11,533,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF MARCH 31, 2023 (UNAUDITED) AND DECEMBER 31, 2022

	March 31, 2023	December 31, 2022

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$416,184	$321,261
Operating lease liability, current	723,732	736,428
Advance from customers	185,945	170,139
Accrued liabilities and other payables	314,230	413,599
Income tax payable	629	629
Other loan interest payable	—	621
Current liabilities of discontinued operations	—	—

Total Current Liabilities	1,640,720	1,642,677

Noncurrent Liabilities
Other Loan	149,815	150,000
Operating lease liability, non-current	1,786,888	1,971,386
Income tax payable	1,157,603	1,157,603

Total Noncurrent Liabilities	3,094,306	3,278,989

Total Liabilities	4,735,026	4,921,666

Contingencies and Commitments

Stockholders’ Equity
Common stock, $0.001 par value; 15,000,000 shares authorized, 7,245,393 and 7,119,180 shares issued and outstanding; as of March 31, 2023 and December 31, 2022, respectively	7,245	7,199
Additional paid-in capital	43,279,499	43,233,942
Accumulated other comprehensive income	74,135	77,242
Accumulated deficits	(37,928,868)	(36,706,553)

Total Stockholders’ Equity	5,432,011	6,611,830

Total Liabilities and Stockholders’ Equity	$10,167,037	$11,533,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

	Three Months Ended March 31,
	2023	2022

Net Sales	$1,874,565	$3,665,946

Cost of Sales	1,213,263	2,137,618

Gross (Loss) Profit	661,302	1,528,328

Operating Expenses
Selling expenses	714,514	768,333
General and administrative expenses	1,130,398	1,584,738

Total Operating Expenses	1,844,912	2,353,071

Loss From Operations	(1,183,610)	(824,743)

Other Income (Expenses)
Non-operating income	1,719	—
Foreign exchange transaction income (loss)	(5,383)	17,763
Interest (expense) income, net	(1,909)	(17,567)
Financial expense	(33,132)	(47,746)

Total Other Expenses, Net	(38,705)	(47,550)

Loss Before Income Taxes and Discontinued Operations	(1,222,315)	(872,293)

Income Tax Expense	—	—

Loss From Continuing Operations	(1,222,315)	(872,293)

Loss From Discontinued Operations	—	(25,754)

Net Loss	(1,222,315)	(898,047)

Other Comprehensive Loss
Foreign currency translation	(3,107)	(54,873)

Net Loss and Comprehensive Loss	(1,225,422)	(952,920)

Weighted average shares outstanding - Basic and Diluted	7,170,060	6,845,683

Loss from continuing operations per share of common stock
Basic and Diluted	$(0.17)	$(0.13)

Loss from discontinued operations per share of common stock
Basic and Diluted	$—	$(0.00)

Net loss per share of common stock
Basic and Diluted	$(0.17)	$(0.13)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

Three Months Ended March 31, 2023

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits)	Equity

Balance at beginning of period	7,198,680	$7,199	$43,233,942	$77,242	$(36,706,553)	$6,611,830

Stock issued to employees	-	-	885	-	-	885

Stock issued to consultants	-	-	16,000			16,000

Stock issued to designer	46,713	46	28,672			28,718

Foreign currency translation loss	-	-	-	(3,107)		(3,107)

Net loss	-	-	-		(1,222,315)	(1,222,315)

Balance at end of period	7,245,393	$7,245	$43,279,499	$74,135	$(37,928,868)	$5,432,011

Three Months Ended March 31, 2022

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits)	Equity

Balance at beginning of period	6,836,742	$6,837	$42,660,383	$381,850	$(19,604,882)	$23,444,188

Stock issued to employees	1,500	1	3,299	-	-	3,300

Stock issued to consultants	18,657	19	148,013	-	-	148,032

Foreign currency translation loss	-	-	-	(54,873)	-	(54,873)

Net loss	-	-	-	-	(898,047)	(898,047)

Balance at end of period	6,856,899	$6,857	$42,811,695	$326,977	$(20,502,929)	$22,642,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

	Three Months Ended March 31,
	2023	2022

Cash Flows From Operating Activities
Net loss	$(1,222,315)	$(898,047)
Net loss from discontinued operations	-	(25,754)
Net loss from continuing operations	(1,222,315)	(872,293)

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	19,759	20,748
Amortization of operating lease right-of-use assets	193,941	189,606
Write down of inventories	85,672	—
Stock based compensation expense	46,885	151,332
Changes in bad debt allowance	(261)	1,880
Changes in operating assets and liabilities:
Accounts receivable	26,098	(187,957)
Advance to suppliers	(41,707)	439,344
Inventories	677,033	(1,036,598)
Other current assets	(331,233)	125,732
Operating lease liabilities	(196,838)	(186,835)
Accounts payable	94,923	323,498
Advance from customers	15,806	(24,953)
Accrued liabilities and other payables	(100,184)	76,468

Net Cash Used in Continuing Operations	(732,421)	(980,028)
Net Cash Provided by Discontinued Operations	—	123,433
Net Cash Used in Operating Activities	(732,421)	(856,595)

Cash Flows From Investing Activities

Net Cash Used in Continuing Operations	-	-
Net Cash Used in Discontinued Operations	-	-
Net Cash Used in Investing Activities	-	-

Cash Flows From Financing Activities

Net Cash Provided by Continuing Operations	-	-
Net Cash Provided by Discontinued Operations	-	-
Net Cash Provided by Financing Activities	-	-

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$7,654	$(51,501)

Net Decrease in Cash and Cash Equivalents	(724,767)	(908,096)

Cash and Cash Equivalents, Beginning of Year	1,374,167	6,276,106

Cash and Cash Equivalents, Ending of Year	$649,400	$5,368,010

Supplemental Disclosure of Cash Flow Information

Continuing operations:
Cash paid during period for:
Income tax payments	$197,488	$—
Interest expense	$1,951	$4,048

Discontinued operations:
Cash paid during period for:
Income tax payments	$-	$-
Interest expense	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

Note 1 - Organization and Description of Business

Organization and Business

Nova LifeStyle, Inc. (“Nova LifeStyle” or the “Company”), formerly known as Stevens Resources, Inc., was incorporated in the State of Nevada on September 9, 2009.

The Company is a U.S. holding company with no material assets other than the ownership interests of its subsidiaries through which it markets, designs and sells furniture worldwide: Nova Furniture Limited domiciled in the British Virgin Islands (“Nova Furniture”), Nova Furniture Ltd. domiciled in Samoa (“Nova Samoa”), Diamond Bar Outdoors, Inc. domiciled in California (“Diamond Bar”) and Nova Living (M) SDN. BHD. domiciled in Malaysia (“Nova Malaysia”). The Company had three former subsidiaries Bright Swallow International Group Limited domiciled in Hong Kong (“Bright Swallow” or “BSI”) which was sold in January 2020, Nova Furniture Macao Commercial Offshore Limited domiciled in Macao (“Nova Macao”) which was de-registered and liquidated in January 2021 and Nova Living (HK) Group Limited domiciled in Hong Kong (“Nova HK”) which was de-registered and liquidated in February 2023.

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

On December 7, 2017, Nova LifeStyle incorporated i Design Blockchain Technology, Inc. (“i Design”) under the laws of the State of California. The purpose of i Design is to build the Company’s own blockchain technology team. This company will focus on the application of blockchain technology in the furniture industry, including encouraging and facilitating interactions among designers and customers, and building a blockchain-powered platform that enables designers to showcase their products, including current and future furniture designs. This company is in the planning stage and has had minimal operations through March 31, 2023.

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

The interim condensed consolidated financial information as of March 31, 2023 and for the three month periods ended March 31, 2023 and 2022 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, previously filed with the SEC on April 17, 2023.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of March 31, 2023, its interim condensed consolidated results of operations and cash flows for the three month periods ended March 31, 2023 and 2022, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the two-step goodwill impairment test for the Diamond Bar reporting unit. Accordingly, as of March 31, 2023 and December 31, 2022, the Company concluded there was no impairment of goodwill of Diamond Bar.

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

Balance at January 1, 2023	$2,914
Provision for the period	(261)
Balance at March 31, 2023	$2,653

The bad debts (reversal) provision from continuing operations was ($261) and $1,880 for the three months ended March 31, 2023 and 2022, respectively. Bad debt provision and written off from discontinued operations were $0 for the three months ended March 31, 2023 and 2022.

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

Inventories

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. The Company wrote down $85,672 and $0 of slow-moving inventory from continuing operations for the three months ended March 31, 2023 and 2022, respectively. The inventory write-down is included in “Cost of Sales” in the condensed consolidated statements of operations. There were no write-downs of inventories from the Company’s discontinued operations for the three months ended March 31, 2023 and 2022.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the three months ended March 31, 2023 and 2022.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expenses from continuing operations were $118 and $8,663 for the three months ended March 31, 2023 and 2022, respectively. Research and development expenses from discontinued operations were $0 for the three months ended March 31, 2023 and 2022, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax expense for the three months ended March 31, 2023 and 2022 are $0, and are primarily related to quarter-to-date income generated from foreign operation.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the three months ended March 31, 2023, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

As of March 31, 2023 and December 31, 2022, the accumulated undistributed earnings generated by its foreign subsidiaries were approximately $25.6 million and $25.7 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of March 31, 2023 and 2022, unrecognized tax benefits were approximately $0. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $0 as of March 31, 2023 and 2022.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the years ended March 31, 2023 and 2022, is as follows:

	Gross UTB
	2023	2022

Balance – January 1 and March 31	$-	$-

As of March 31, 2023 and December 31, 2022, the Company had cumulatively accrued approximately $0 for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled $0 for the three months ended March 31, 2023 and 2022, respectively, related to the Company’s continuing operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

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

The Company’s sales policy allows for product returns within the warranty period if the product is defective and the defects are the Company’s fault. As alternatives to the product return option, the customers have the option of requesting a discount from the Company for products with quality issues or of receiving replacement parts from the Company at no cost. The amount for product returns, the discount provided to the Company’s customers, and the costs for replacement parts were immaterial for the three months ended March 31, 2023 and 2022

In February 2023, the Company entered into a sales contract to transfer its entire inventory of Jade Mats, with the net realized value of $1.54 million to Shopants Sdn Bhd, an unrelated third party, for cash consideration of $2.00 million. The Company agreed to deliver the Jade Mats on May 20, 2023, May 31, 2023 and June 15, 2023. The Company will recognize the sales when Jade Mats are delivered in the second quarter of 2023.

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers and write-downs of inventory.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the three months ended March 31, 2023 and 2022, shipping and handling credits from continuing operations were ($361) and ($492), respectively. During the three months ended March 31, 2023 and 2022, shipping and handling costs from discontinued operations were $0.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense from continuing operations was $411,575 and $298,132 for the three months ended March 31, 2023 and 2022, respectively. Advertising expense from discontinued operations was $0 for the three months ended March 31, 2023 and 2022.

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

The following table presents a reconciliation of basic and diluted loss per share for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022

Net loss from continuing operations	$(1,222,315)	$(872,293)
Net loss from discontinued operations	-	(25,754)
Net loss	$(1,222,315)	$(898,047)

Weighted average shares outstanding – Basic and Diluted *	7,170,060	6,845,683

Net loss from continuing operations per share of common stock
Basic and Diluted	(0.17)	(0.13)

Net loss from discontinued operations income per share of common stock
Basic and Diluted	-	(0.00)

Net loss per share of common stock
Basic and Diluted	$(0.17)	$(0.13)

*	Including 14,000 and 36,307 shares that were granted and vested but not yet issued for the three months ended March 31, 2023 and 2022, respectively.

For the three months ended March 31, 2023, 3,000 shares of unvested restricted stock, vested stock options to purchase 134,000 shares of the Company’s stock, and 1,225,959 shares exercisable under warrants were excluded from the EPS calculation, as their effect were anti-dilutive.

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

No customer accounted for 10% or more of the Company’s sales from continuing operations for the three months ended March 31, 2023 and 2022.

No customer accounted for 10% of the Company’s sales from discontinued operations for the three months ended March 31, 2022.

The Company purchased its products from three and four major vendors during the three months ended March 31, 2023 and 2022, respectively, accounting for a total of 68% for 2023 (35%, 19%, and 14%) and 69% for 2022 (26%, 17%, 14%, and 12%) of the Company’s purchases from continuing operations, respectively.

Advances made to these vendors were $0 as of March 31, 2023 and December 31, 2022. Accounts payable to these vendors were $28,570 and $62,251 as of March 31, 2023 and December 31, 2022, respectively.

No vendor accounted for 10% of the Company’s purchases from discontinued operations for the three months ended March 31, 2022.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2023	RM 4.41 to 1
December 31, 2022	RM 4.40 to 1

Income Statement and cash flow items
For the three months ended March 31, 2023	RM 4.39 to 1
For the three months ended March 31, 2022	RM 4.19 to 1

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

The Company recognized no impairment of ROU assets as of March 31, 2023 and December 31, 2022.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the consolidated balance sheets at March 31, 2023 and December 31, 2022.

Reclassification

Certain prior period accounts have been reclassified in conformity with current period’s presentation.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the probable, incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost basis. Am entity should apply ASU 2016-13 on a modified-retrospective transition approach that would require a cumulative-effect adjustment to the opening retained earnings in the balance sheets as of the date of adoption. In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for trouble debt restructurings by creditors and enhances the disclosure requirements for modifications of loans to borrowers experiencing financial difficulty. Additionally, ASU 2022-02 requires disclosure of gross writeoffs by year of origination for receivables within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost, which should be applied prospectively. Both ASU 2016-13 and ASU 2022-02 are effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 and ASU 2022-02 beginning January 1, 2023. The adoption of ASU 2016-13 and ASU 2022-02 did not have any impact on our condensed consolidated financial statement presentation or disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 of the two-step goodwill impairment test, under which a goodwill impairment loss was measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss is measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). This Update is effective for smaller reporting companies for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2022, which is required to be applied prospectively from the date of adoption. The Company adopted ASU 2017-04 for its interim and annual goodwill impairment tests beginning January 1, 2023. The adoption of ASU 2017-04 did not have any impact on our condensed consolidated financial statements.

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

Recently Issued But Not Yet Adopted Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01, Lease (Topic 842): Common Control Arrangements, which clarifies the accounting for leasehold improvements associated with leases between entities under common control (hereinafter referred to as common control lease). ASU 2023-01 requires entities to amortize leasehold improvements associated with common control lease over the useful life to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset through a lease, and to account for any remaining leasehold improvements as a transfer between entities under common control through an adjustment to equity when the lessee no longer controls the underlying asset. This ASU will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. An entity may apply ASU 2023-01 either prospectively or retrospectively. The Company is currently evaluating the impact that the adoption of ASU 2023-01 will have on our consolidated financial statement presentations and disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Note 3 - Discontinued Operations

On February 15, 2022, the Company transferred its entire assets and business in Nova HK to Nova Malaysia, a subsidiary of the Company.

As of December 31, 2021 and subsequently, operations of Nova HK have been reported as discontinued operations in the Company’s consolidated financial statements. Accordingly, assets, liabilities, revenues, expenses and cash flows related to Nova HK have been reclassified in the consolidated financial statements as discontinued operations for all periods presented.

The following table summarizes the net assets of Nova HK at the date of disposal (February 15, 2022):

Inventory	$15,029,724
Equipment, net	36,549

Net assets of Nova HK upon disposal	15,066,273
Interest transferred to Nova Malaysia	(15,092,027)
Loss from discontinued operations of subsidiary	$(25,754)

The following table presents the components of discontinued operations in relation to Nova HK reported in the consolidated statements of operations:

March 31, 2022

Sales	$-
Cost of sales	-
Operating expenses	(3,671)
Other (expense) income, net	(22,083)
Loss before income taxes	(25,754)
Income tax benefit	-
Loss from discontinued operations	$(25,754)

Note 4 - Inventories

The inventories as of March 31, 2023 and December 31, 2022 totaled $4,165,449 and $4,932,642, respectively, and consisted entirely of finished goods.

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. The Company wrote down $85,672 and $0 of slow-moving inventory from continuing operations for the three months ended March 31, 2023 and 2022, respectively. The inventory write-down is included in “Cost of Sales” in the condensed consolidated statements of operations. For the three months ended March 31, 2023 and 2022, there was no write-downs of inventories from the Company’s discontinued operations.

Note 5 - Plant, Property and Equipment, Net

As of March 31, 2023 and December 31, 2022, plant, property and equipment consisted of the following:

	March 31, 2023	December 31, 2022
Computer and office equipment	$276,387	$276,567
Decoration and renovation	391,689	392,703
	668,076	669,270
Less: accumulated depreciation	(318,680)	(300,646)
	$349,396	$368,624

Depreciation expense was $18,418 and $20,748 for the three months ended March 31, 2023 and 2022, respectively. Depreciation expense from discontinued operations was $1,107 for the three months ended March 31, 2022.

Note 6 – Intangible Assets

As of March 31, 2023 and December 31, 2022, intangible assets consisted of the following:

	March 31, 2023	December 31, 2022
Accounting software	$26,800	$26,800
	26,800	26,800
Less: accumulated depreciation	(14,304)	(12,963)
	$12,496	$13,837

Amortization expense was $1,341 for the three months ended March 31, 2023 and 2022. Amortization of intangible assets from discontinued operations was $0 for the three months ended March 31, 2023 and 2022, respectively.

Note 7 - Advances to Suppliers

The Company makes advances to certain vendors for inventory purchases. The advances on inventory purchases were $62,880 and $21,173 as of March 31, 2023 and December 31, 2022, respectively.

Note 8 - Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Prepaid expenses	$1,873,600	$1,504,671
Other receivables	34,858	79,175
	$1,908,458	$1,583,846

As of March 31, 2023 and December 31, 2022, prepaid expenses and other receivables mainly represented prepaid insurance, prepaid advertising expense, and Celero and Cardknox account balances. In October 2022, Nova Malaysia entered into a business agreement with an I.T. firm to develop a virtual reality and augmented reality development project and related works. Nova Malaysia agreed to pay 10,000,000 Malaysia Ringgit ($2,110,640) for developing the project. The payment would be paid as first phase for 40% of total payment, second phase for 20% of total payment, third phase for 20% of total payment and fourth phase for 20% of total payment. As of March 31, 2023, the Nova Malaysia paid and recorded prepayment of 8,000,000 Malyaia Ringgit ($1,812,826) due to the project was completed its third phase.

Note 9 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Other payables	$5,310	$15,225
Salary payable	6,612	6,612
Financed insurance premiums	-	71,415
Auditing fee	20,000	85,000
Warranty liability	23,296	38,349
Accrued commission	56,901	69,592
Accrued expenses, others	202,111	127,406
	$314,230	$413,599

As of March 31, 2023 and December 31, 2022, other accrued expenses mainly included legal and professional fees, utilities and unpaid operating expenses incurred in Malaysia. Other payables represented other taxes payable and 401(k) payable.

Note 10 - Other Loans

On June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. The Loan, which was in the form of a promissory note dated June 19, 2020, matures on June 18, 2050 and bears interest at a rate of 3.75% per annum, payable monthly beginning 12 months from the date of the promissory note. Funds from the Loan may only be used for working capital. The loan was secured by all tangible and intangible property of Diamond Bar. Interest of $1,387 and $2,918 had been accrued for this loan for the three months ended March 31, 2023 and 2022, respectively.

Note 11 - Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s President who is currently also the Chief Executive Officer and Chairperson of the Board. The lease is renewable and has been renewed each year since 2011. On April 3, 2023, the Company renewed the lease for an additional one year term at a cost of $34,561. During the three months ended March 31, 2023 and 2022, the Company recorded rental amounts of $8,640 and $17,281, respectively, which were included in selling expenses.

On January 4, 2018, the Company entered into a sales representative agreement with a consulting firm, which is owned by the President, Chief Executive Officer and Chairperson of the Board, for sales representative service for a term of two years. On January 4, 2020, the Company renewed the agreement for an additional two years which was amended in July 2020. If not terminated during the first year, the agreement will continue until one party or the other terminates the agreement with 30 days written notice. The Company agreed to compensate the consulting firm via commission at predetermined rates of the relevant sales amount. During the three months ended March 31, 2023 and 2022, the Company recorded $65,530 and $111,194 as commission expense to this consulting firm, respectively.

In September 2021, Nova Malaysia entered into a consultancy agreement with an I.T. firm whose sole shareholder was a director of Nova Macao to provide E-Commerce Web Application Setup, E-Commerce Essentials Implementation, E-Commerce UIUX and other related services. During the three months ended March 31, 2023 and 2022, the Company recorded $0 and $153,894 as technology service expenses to this I.T. firm, respectively.

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

Warrants

The following is a summary of the warrant activity for the three months ended March 31, 2023:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2023	1,225,959	$3.50	4.02
Exercisable at January 1, 2023	-	$-	-
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at March 31, 2023	1,225,959	$3.50	3.77
Exercisable at March 31, 2023	1,225,959	$3.50	3.77

Shares Issued to Consultants

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

On November 2, 2021, the Company entered into a marketing consulting agreement with a consultant for developing branding and marketing strategies, analyzing and evaluating consumer data services effective on November 2, 2021 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, 50,000 shares issued before the end of November 2021 and remaining 50,000 shares were issued on the one-year anniversary of the agreement. The fair value of the 100,000 shares was $236,000, which was calculated based on the stock price of $2.36 per share on November 2, 2021 and is being amortized over the service term. The shares were issued pursuant to the 2021 Plan. During the three months ended March 31, 2022, the Company charged $58,191 to operations as consulting expenses.

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

On January 28, 2022, the Company entered into an advisory service agreement with a designer for advising furniture design concept and development effective on February 1, 2022 for twelve months. The Company shall pay the designer $10,000 per month starting from February 1, 2022 for twelve months, in the form of the Company’s Common Stock, calculated based on the closing stock price on the first trading day of the corresponding month. The shares were issued pursuant to the 2021 Plan. During the three months ended March 31, 2023 and 2022, the company issued 21,739 and 13,657 shares to the designer and charged $10,000 and $20,000, respectively, to operations as designer fee.

On July 1, 2022, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on July 1, 2022 for a one-year term. The Company agreed to grant the consultant 50,000 shares of the Company’s common stock, vesting 25% on July 1, 2022, 25% on October 1, 2022, 25% on January 1, 2023 and 25% on April 1, 2023. The fair value of the 50,000 shares was $36,000, which was calculated based on the stock price of $0.72 per share on July 1, 2022 and is being amortized over the service term. The shares were issued pursuant to the 2021 Plan. During the three months ended March 31, 2023 and 2022, the Company charged $9,000 and $0, respectively, to operations as consulting expenses.

On November 16, 2022, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2022 for a one-year term. The Company agreed to grant the consultant 50,000 shares of the Company’s common stock, vesting 25% on February 15, 2023, 25% on May 15, 2023, 25% on August 15, 2023 and 25% on November 15, 2023. The fair value of the 50,000 shares was $28,000, which was calculated based on the stock price of $0.56 per share on November 16, 2022. The shares were issued pursuant to the 2021 Plan. During the three months ended March 31, 2023 and 2022, the Company charged $7,000 and $0, respectively, to operations as consulting expenses.

On January 28, 2023, the Company entered into an advisory service agreement with a designer for advising furniture design concept and development effective on February 1, 2023 for twelve months. The Company shall pay the designer $10,000 per month starting from February 1, 2023 for twelve months, in the form of the Company’s Common Stock, calculated based on the closing stock price on the first trading day of the corresponding month. The shares were issued pursuant to the 2021 Plan. During the three months ended March 31, 2023, the company issued 23,927 shares to the designer and charged $20,000 to operations as designer fee.

Shares and Options Issued to Independent Directors

On November 7, 2018 (the “Grant Date”), the Company entered into stock option agreements under the 2014 Omnibus Long-Term Incentive Plan with the three independent members of the board of directors. The Company agreed to grant the Company’s three independent directors’ options to purchase an aggregate of 60,000 shares of the Company’s common stock at an exercise price of $5.9 per shares, with a term of 5 years. Twenty-five percent (25%) of those stock options vested on November 30, 2018, 25% on will vest on February 28, 2019, 25% on May 31, 2019, and the remaining 25% will vest on August 31, 2019. The fair value of the stock options granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”) as described above. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 84%, risk free interest rate of 3.07%, and dividend yield of 0%. The fair value of 60,000 stock options was $240,105 at the grant date.

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

On November 11, 2022, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2022. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2021 Omnibus Equity Plan. The fair value of these shares was $3,540, which was calculated based on the stock price of $0.59 per share on November 11, 2022, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 11, 2022, 25% on March 31, 2023, 25% on June 30, 2023 and 25% on September 30, 2023. During the three months March 31, 2023, the Company record $885 to operations as stock compensation expense.

Options Issued to Employees

On August 24, 2018, the compensation committee of the Board approved an option grant to the Company’s Chief Financial Officer to purchase an aggregate of 7,000 shares of the Company’s common stock at an exercise price of $9.25 per share, with a term of 5 years, pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. Fifty percent (50%) of those stock options vested immediately, and the remaining 50% vested on the six-month anniversary of the grant date.

The fair value of the option granted to the Chief Financial Officer in 2018 was recognized as compensation expense over the vesting period of the stock option award. The fair value of the option was calculated using the following assumptions: estimated life of five years, volatility of 84%, risk free interest rate of 2.72%, and dividend yield of 0%. The fair value of the 7,000 stock options was $43,680 at the grant date.

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

As of March 31, 2023, unrecognized share-based compensation expense was $131,770.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2023	134,000	$4.58	1.33
Exercisable at January 1, 2023	134,000	4.58	1.33

Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2023	134,000	4.58	1.08
Exercisable at March 31, 2023	134,000	4.58	1.08

(1)	The intrinsic value of the stock options at March 31, 2023 is the amount by which the market value of the Company’s common stock of $0.60 as of March 31, 2023 exceeds the average exercise price of the option. As of March 31, 2023, the intrinsic value of the outstanding and exercisable stock options was $0.

Note 13 - Geographical Analysis

Geographical distribution of sales consisted of the following for the three months ended March 31, 2023 and 2022:

	2023	2022
Geographical Areas
North America	$1,756,665	$3,612,012
Other countries	117,900	53,934
	$1,874,565	$3,665,946

Geographical location of identifiable long-lived assets as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Geographical Areas
North America	$2,389,221	$2,545,270
Asia	497,886	555,477
	$2,887,107	$3,100,747

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

On July 15, 2019, Nova Malaysia entered into a sublease agreement for warehouse space with a two-year term, expiring on July 14, 2021. The initial monthly rental payment was 20,000 Malaysia Ringgit ($4,506) and was increased to 35,000 Malaysia Ringgit ($7,885) effective August 1, 2020. On July 15, 2021, Nova Malaysia extended the lease for another two years with an expiration date of July 31, 2023.

On October 29, 2019, Nova Malaysia entered into a lease agreement for a showroom with a two-year term, commencing on December 1, 2019 and expiring on November 30, 2021. On November 26, 2021, Nova Malaysia extended the lease to November 30, 2022 with an option for renewal for another term of 24 months. On October 4, 2022, Nova Malaysia renewed the lease for one year to November 30, 2023. The monthly rental payment is 9,280 Malaysia Ringgit ($2,091).

On August 20, 2020, Nova Malaysia entered into a sublease agreement for an office and service center with a two-year term, commencing on September 1, 2020 and expiring on August 31, 2022. On July 29, 2022, Nova Malaysia extended the lease for another two years with an expiration date of August 31, 2024. The monthly rental payment is 30,000 Malaysia Ringgit ($6,759).

Operating lease expense for the three months ended March 31, 2023 and 2022 was as follows:

	2023	2022

Operating lease cost – straight line	$219,685	$215,542

The following is a schedule, by years, of maturities of operating lease liabilities as of March 31, 2023:

Operating Leases
2023	$600,394
2024	758,237
2025	701,142
Thereafter	598,820
Total undiscounted cash flows	2,658,593
Less: imputed interest	(147,973)
Present value of lease liabilities	2,510,620

Lease Term and Discount Rate

March 31, 2023
Weighted-average remaining lease term - years
Operating leases - USA	3.59
Operating leases - Malaysia	1.28

Weighted-average discount rate (%)
Operating leases - USA	3.36%
Operating leases - Malaysia	4.97%

Supplemental cash flow information related to leases where the Company was the lessee for the three months ended March 31, 2023 and 2022 was as follows:

	2023	2022

Operating cash outflows from operating leases	$215,193	$212,771

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

On March 31, 2023, the Barney plaintiffs filed a Renewed Motion for Preliminary Approval of Class Action Settlement, Renewed Stipulation of Settlement (“Renewed Settlement”), and accompanying Memorandum of Points and Authorities, which sought to address the Court’s concerns in the August 29, 2022, ruling. The Revised Settlement contains the same essential terms as the Settlement and is subject to the same conditions, including preliminary approval by the Court, notice to all class members, an opt-out period, and a final hearing and approval by the Court. The Renewed Motion for Preliminary Approval of Class Action Settlement is pending before the Court.

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

Note 16 - Subsequent Events

The Company has evaluated subsequent events through May 15, 2023, the date of the issuance of the condensed consolidated financial statements, and no subsequent event is identified.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” the negatives of such terms and other terms of similar meaning typically identify forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10K). The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2022 Form 10-K. Unless the context otherwise requires, references in this report to “we,” “us,” “Nova,” “Nova Lifestyle” or the “Company” refer to Nova Lifestyle, Inc. and its subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The following discussion and analysis are based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”). All references to the first quarter and first three months of 2023 and 2022 mean the three-month periods ended March 31, 2023 and 2022. In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2022 Form 10-K.

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

We do not have access to a revolving credit facility. On May 4, 2020, the Company received loan proceeds in the amount of approximately $139,802 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. On May 5, 2020, Diamond Bar Outdoors Inc. (“Diamond Bar”) was granted a loan from Cathay Bank in the aggregate amount of $176,294, pursuant to the Paycheck Protection Program. In June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. In July 2021, we completed a registered direct offering of our shares of common stock and received offering gross proceeds of $3,120,622. We currently believe that our financial resources will be adequate to finance our operations in the next 12 months. However, in the event that we do need to raise capital in the future, the instability in the securities markets could adversely affect our ability to raise additional capital.

While there can be no assurance, at the present time we expect the outbreak-related circumstances to result in material impairments of our inventory of Jade Mattress in Malaysia that significantly affect management’s judgements in assessing the fair value of our assets.

Discontinued Operations

On February 15, 2022, we transferred our entire assets and business of Nova HK to Nova Malaysia, one of our subsidiaries. Operations of Nova HK were reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented.

Principal Factors Affecting Our Financial Performance

At the beginning of 2019, we commenced a transition of our business. We began moving away from low margin products. This move was intended to improve our gross profit margin, receivable collections and net profitability, and to increase our return on long-term equity. We decided to terminate sales and marketing efforts to customers that represented a high purchase volume but low profit margin, and we adjusted our product line, which included the launch of our Summer 2019 Collection in the Las Vegas Market, with a view to attracting a higher-end ultimate customer. We believe these new strategies, will provide us with significant long term growth opportunities. The transition has and is expected to continue to adversely impact our revenue and our net profit in the short-term as we roll out new products and market those products to our existing client base and to new potential customers better suited for the higher end products, and as we assess our new products’ market acceptance. Significant factors that we believe could affect our operating results are the (i) prices of our products to our domestic and international retailer and wholesaler customers and their markups to end consumers; (ii) general economic conditions in the U.S., Chinese, and other international markets; and (iii) trade tariffs imposed by the United States on certain products manufactured in China; and (iv) the consequences of the COVID-19 outbreak throughout the world; and (v) high interest rate, inflation and slow- down in real estate market. We believe most of our customers are willing to pay for our high quality and stylish products, timely delivery, and strong production capacity at price levels which we expect will allow us to maintain a relatively high gross profit margin for our products. We do not manufacture our products, but instead we utilize third-party manufacturers. In response to the tariffs imposed by the United States on certain products manufactured in China, we are in the process of shifting a portion of our product manufacturing from third-party manufacturers located in China to third-party manufacturers located in other parts of Asia, such as Vietnam, India and/or Malaysia, countries unaffected by the tariffs. Implementation of a relocation of manufacturing (which by necessity includes an assessment of the factory’s ability to deliver the quantity of the product, in accordance with the Company’s specifications, and in accordance with the Company’s quality control requirements) is time-consuming, but a portion of our manufacturing has been transitioned to Malaysia and India starting in 2020 and we expect that more of our manufacturing will be transitioned to one or more of these venues. Some of our manufacturing will continue to be performed in China because the intellectual know-how necessary to manufacture certain products is not generally available in other Asian countries. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites should also allow us at least to maintain our gross profit margins. The markets in North America (excluding the United States) remains challenging because such markets are experiencing a slow-down and may be entering a recession due to the COVID-19 pandemic, high interest rate and inflation.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for Nova LifeStyle and its subsidiaries, Diamond Bar, i Design, Nova Furniture, Nova Samoa, Nova Malaysia and its former subsidiary, Nova HK.

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

Accounts Receivable

Our accounts receivable arises from product sales. We do not adjust receivables for the effects of a significant financing component at contract inception if we expect to collect the receivables in one year or less from the time of sale. We do not expect to collect receivables greater than one year from the time of sale. Our policy is to maintain an allowance for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. We maintained an allowance for bad debt of $2,653 and $2,924 as of March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 and 2022, bad debts (reversal) provision from continuing operations were ($261) and $1,880, respectively. During the three months ended March 31, 2023 and 2022, bad debt expenses from discontinued operations were $0. As of March 31, 2023, we had gross receivable of $265,294 of which $208,478 was over 90 days past due. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing trade accounts receivable. We determine the allowance based on historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

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

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax expense for the three months ended March 31, 2023 and 2022 are $0, and are primarily related to quarter-to-date income generated from foreign operation.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the three months ended March 31, 2023, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

As of March 31, 2023 and December 31, 2022, the accumulated undistributed earnings generated by its foreign subsidiaries were approximately $25.6 million and $25.7 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of March 31, 2023 and 2022, unrecognized tax benefits were approximately $0. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $0 as of March 31, 2023 and 2022.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the years ended March 31, 2023 and 2022, is as follows:

	Gross UTB
	2023	2022

Balance – January 1 and March 31	$-	$-

As of March 31, 2023 and December 31, 2022, the Company had cumulatively accrued approximately $0 for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled $0 for the three months ended March 31, 2023 and 2022, respectively, related to the Company’s continuing operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault. As alternatives for the product return option, the customers have the option of asking us for a discount for products with quality issues, or of receiving replacement parts from us at no cost. The amount of reserves for return of products, the discount provided to the customers, and cost for the replacement parts were immaterial for the three months ended March 31, 2023 and 2022.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2023	RM4.41 to 1
December 31, 2022	RM4.40 to 1

Income statement and cash flow items
For the three months ended March 31, 2023	RM4.39 to 1
For the three months ended March 31, 2022	RM4.19 to 1

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

New Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the probable, incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost basis. Am entity should apply ASU 2016-13 on a modified-retrospective transition approach that would require a cumulative-effect adjustment to the opening retained earnings in the balance sheets as of the date of adoption. In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for trouble debt restructurings by creditors and enhances the disclosure requirements for modifications of loans to borrowers experiencing financial difficulty. Additionally, ASU 2022-02 requires disclosure of gross writeoffs by year of origination for receivables within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost, which should be applied prospectively. Both ASU 2016-13 and ASU 2022-02 are effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 and ASU 2022-02 beginning January 1, 2023. The adoption of ASU 2016-13 and ASU 2022-02 did not have any impact on our condensed consolidated financial statement presentation or disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 of the two-step goodwill impairment test, under which a goodwill impairment loss was measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss is measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). This Update is effective for smaller reporting companies for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2022, which is required to be applied prospectively from the date of adoption. The Company adopted ASU 2017-04 for its interim and annual goodwill impairment tests beginning January 1, 2023. The adoption of ASU 2017-04 did not have any impact on our condensed consolidated financial statements.

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

Recently Issued But Not Yet Adopted Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01, Lease (Topic 842): Common Control Arrangements, which clarifies the accounting for leasehold improvements associated with leases between entities under common control (hereinafter referred to as common control lease). ASU 2023-01 requires entities to amortize leasehold improvements associated with common control lease over the useful life to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset through a lease, and to account for any remaining leasehold improvements as a transfer between entities under common control through an adjustment to equity when the lessee no longer controls the underlying asset. This ASU will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. An entity may apply ASU 2023-01 either prospectively or retrospectively. The Company is currently evaluating the impact that the adoption of ASU 2023-01 will have on our consolidated financial statement presentations and disclosures.

We do not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on our financial statement presentation or disclosures.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

The following table sets forth the results of our operations for the three months ended March 31, 2023 and 2022. Certain columns may not add due to rounding.

	Three Months Ended March 31,
	2023		2022
	$	% of Sales	$	% of Sales
Net sales	$1,874,565		$3,665,946
Cost of sales	(1,213,263)	(65)%	(2,137,618)	(58)%
Gross profit	661,302	35%	1,528,328	42%
Operating expenses	(1,844,912)	(98)%	(2,353,071)	(64)%
Loss from operations	(1,183,610)	(63)%	(824,743)	(22)%
Other expenses, net	(38,705)	(2)%	(47,550)	(1)%
Income tax expenses	-	-%	-	-%
Loss from continuing operations	(1,222,315)	(65)%	(872,293)	(23)%
Loss from discontinued operations	-	-%	(25,754)	(1)%
Net loss	(1,222,315)	(65)%	(898,047)	(24)%

Net Sales

Net sales from continuing operations for the three months ended March 31, 2023 were $1.87 million, a decrease of 49% from $3.67 million for the same period of 2022. This decrease in net sales resulted primarily from a 42.61% decrease in sales volume along with a 10.90% decrease in average selling price. Our three largest selling product categories for the three months ended March 31, 2023 were sofas, beds and chairs, which accounted for approximately 42%, 19% and 13% of sales from continuing operations, respectively. For the three months ended March 31, 2022, the three largest selling categories were sofas, beds and chairs, which accounted for approximately 45%, 14% and 10% of sales from continuing operations, respectively.

The $1.79 million decrease in net sales from continuing operations for the three months ended March 31, 2023, compared to the same period of 2022, was mainly due to decreased sales to North America. Sales to North America decreased by 51.4% to $1.76 million for the three months ended March 31, 2023, compared to $3.61 million for the same period of 2022, such decrease mainly due to inflation, U.S. tightening monetary policy, reducing the purchasing power of the customers and thus making them less willing to spend in nonfood categories. However, the decrease in net sales from continuing operations was partially offset by the increase in sales to other countries. Sales to other countries increased by $63,966 to $117,900 for the three months ended March 31, 2023 from $53,934 for the same period of 2022, primarily due to the increase in direct container sales in other countries.

Cost of Sales

Cost of sales from continuing operations consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales from continuing operations decreased by 43% to $1.21 million for the three months ended March 31, 2023, compared to $2.14 million for the same period of 2022. Cost of sales as a percentage of sales increased to 65% for the three months ended March 31, 2023, compared to 58% for the same period of 2022. The decrease in cost of sales in dollar term was mainly due to decreased sales volume. The increase in cost of sales as a percentage of sales was a result of two factors: (a) our write down of $85,672 of our slow-moving inventory, primarily products in U.S., to the lower of cost and net realizable value for the three months ended March 31, 2023, compared to no inventory write down for the same period of 2022; (b) the increase in our direct container sales which came with low profit margin.

Moreover, if total cost of sales from continuing operations excluded our inventory write down of $85,672 for the three months ended March 31, 2023, total cost of sales from continuing operations would decrease by 47% to $1.13 million for the three months ended March 31, 2023, compared to $2.14 million for the same period of 2022, and cost of sales as a percentage of sales would increase to 60% for the three months ended March 31, 2023, compared to 58% for the same period of 2022. The decrease in cost of sales in dollar term was mainly due to decreased sales volume, while the increase in cost of sales as a percentage of sales was a result of the increase in our direct container sales which came with low profit margin.

Gross Profit

Gross profit from continuing operations was $0.66 million for the three months ended March 31, 2023, compared to $1.53 million for the same period of 2022, representing a decrease in gross profit of $0.87 million. Our gross profit margin was 35% for the three months ended March 31, 2023, compared to 42% for the same period of 2022. The decrease in gross profit and gross profit margin was mainly a result of three factors: (a) the decrease in our net sales; (b) our inventory write down of $85,672 for the three months ended March 31, 2023, compared to no inventory write down for the same period of 2022; (c) the increase in our direct container sales which came with low profit margin.

Moreover, if total cost of sales from continuing operations excluded our inventory write down of $85,672 for the three months ended March 31, 2023, gross profit would be $0.75 million for the three months ended March 31, 2023, compared to $1.53 million for the same period of 2022, and our gross profit margin would be 40% for the three months ended March 31, 2023, compared to 42% for the same period of 2022. The decrease in gross profit and gross profit margin was mainly due to the decrease in our net sales along with the increase in our direct container sales which came with low profit margin.

Operating Expenses

Operating expenses from continuing operations consisted of selling, general and administrative expenses. Operating expenses from continuing operations were $1.84 million for the three months ended March 31, 2023, compared to $2.35 million for the same period of 2022. Selling expenses from continuing operations decreased by 7%, or $0.05 million, to $0.71 million for the three months ended March 31, 2023, from $0.77 million for the same period of 2022, primarily due to decreased marketing and advertising expenses. In addition, general and administrative expenses from continuing operations decreased by 29%, or $0.45 million, to $1.13 million for the three months ended March 31, 2023, from $1.58 million for the same period of 2022, primarily due to a decrease in technology services fees and audit fees of $0.15 million and $0.17 million, respectively.

Other Expenses, Net

Other expenses, net, from continuing operations were $38,705 for the three months ended March 31, 2023, compared to $47,550 for the same period of 2022, representing a decrease in other expenses of $8,845. The decrease in other expenses was due primarily to a decrease in interest expenses and financial expenses of $15,658 and $14,614, respectively, for the three months ended March 31, 2023, compared to the same period of 2022. The decrease in financial expenses was mainly a result of the decrease in credit card transaction charges due to decreased sales for the three months ended March 31, 2023. However, the decrease in other expenses was partially offset by an increase in foreign exchange loss of $23,146 to $5,383 for the three months ended March 31, 2023, from foreign exchange gain of $17,763 for the same period of 2022. The increase in foreign exchange loss was mainly a result of the depreciation of Malaysian Ringgit against U.S. dollars on the Company’s assets in Malaysia.

Income Tax Expenses

Income tax expenses from continuing operations were $0 for the three months ended March 31, 2023 and 2022, due to net loss incurred from continuing operations.

Loss from Continuing Operations

As a result of the foregoing, our loss from continuing operations was $1.22 million for the three months ended March 31, 2023, compared to $0.87 million for the same period of 2022.

Loss from Discontinued Operations

On February 15, 2022, we transferred our entire assets and business in Nova HK to Nova Malaysia, one of our subsidiaries. Operations of Nova HK were reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. We had loss from discontinued operations of $0 and $0.03 million for the three months ended March 31, 2023 and 2022, respectively.

Net Loss

As a result of the foregoing, our net loss was $1.22 million for the three months ended March 31, 2023, compared to $0.90 million for the same period of 2022.

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

We rely primarily on internally generated cash flow and available working capital to support growth. We may seek additional financing in the form of bank loans or other credit facilities or funds raised through offerings of our equity or debt, if and when we determine such offerings are required. As of March 31, 2023, we do not have any credit facilities. We believe that our current cash and cash equivalents and anticipated cash receipts from sales of products will be sufficient to meet our anticipated working capital requirements and capital expenditures for the next 12 months.

We had net working capital of $5,408,108 at March 31, 2023, a decrease of $1,149,521 from net working capital of $6,557,629 at December 31, 2022. The ratio of current assets to current liabilities was 4.30-to-1 at March 31, 2023.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2023 and 2022:

	2023	2022
Cash (used in) provided by:
Operating activities	$(732,421)	$(856,595)
Investing activities	-	-
Financing activities	-	-

Net cash used in operating activities was $0.73 million for the three months ended March 31, 2023, a decrease in cash outflow of $0.12 million from $0.86 million of cash used in operating activities for the same period of 2022.

The decrease in cash outflow was attributable primarily to (i) an increase in cash inflow of $1.71 million for inventories to $0.68 million cash inflow for the three months ended March 31, 2023, from $1.04 million cash outflow for the same period of 2022, such increase in cash inflow being mainly due to less purchases made from our suppliers for the three months ended March 31, 2023; and (ii) an increase in cash inflow of $0.21 million for accounts receivable to $0.03 million cash inflow for the three months ended March 31, 2023, from $0.19 million cash outflow for the same period of 2022, such increase in cash inflow being mainly a result of less credit sales for the three months ended March 31, 2023. The decrease in operating cash outflow was partially offset by (i) an increase in cash outflow of $0.48 million for advance to supplier to $0.04 million cash outflow for the three months ended March 31, 2023, from $0.44 million cash inflow for the same period of 2022, such increase in cash outflow being mainly due to more deposits paid to our suppliers with less goods received from them for the three months ended March 31, 2023; and (ii) an increase in cash outflow of $0.46 million for other current assets to $0.33 million cash outflow for the three months ended March 31, 2023, from $0.13 million cash inflow for the same period of 2022, such increase in cash outflow being mainly due to the increasing prepaid expenses regarding technology services incurred for the three months ended March 31, 2023.

Net cash provided by investing activities was $0 for the three months ended March 31, 2023 and 2022.

Net cash provided by financing activities was $0 for the three months ended March 31, 2023 and 2022.

As of March 31, 2023, we had gross accounts receivable of $265,294, of which $44,923 was not yet past due and $11,893 was less than 90 days past due. We had an allowance for bad debt of $2,653. As of May 8, 2023, 21% of accounts receivable outstanding as of March 31, 2023 had been collected.

29% of our accounts receivable outstanding at December 31, 2022 had been collected during 2023.

As of March 31, 2023 and December 31, 2022, we had advances to suppliers of $62,880 and $21,173, respectively. These supplier prepayments are made for goods before we actually receive them.

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

As of May 8, 2023, none of our advances to suppliers outstanding at March 31, 2023 had been delivered to us in the form of purchases of furniture.

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

Other Long-Term Liabilities

As of March 31, 2023, we recorded long-term taxes payable of $1.16 million, consisting of an income tax payable of $1.16 million, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on our post-1986 foreign unremitted earnings, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2023. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

On March 31, 2023, the Barney plaintiffs filed a Renewed Motion for Preliminary Approval of Class Action Settlement, Renewed Stipulation of Settlement (“Renewed Settlement”), and accompanying Memorandum of Points and Authorities, which sought to address the Court’s concerns in the August 29, 2022, ruling. The Revised Settlement contains the same essential terms as the Settlement and is subject to the same conditions, including preliminary approval by the Court, notice to all class members, an opt-out period, and a final hearing and approval by the Court. The Renewed Motion for Preliminary Approval of Class Action Settlement is pending before the Court.

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

NOVA LIFESTYLE, INC.
(Registrant)

Date: May 15, 2023	By:	/s/ Thanh H. Lam
Thanh H. Lam Chairperson and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023		/s/ Jeffery Chuang
Jeffery Chuang Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

