Form 10-Q
period 2023-06-30
Nova Lifestyle, Inc.
filed 2023-08-14
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,469,506 shares of common stock outstanding as of August 11, 2023.

Nova LifeStyle, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$442,098	$1,374,167
Accounts receivable, net	1,203,312	288,478
Advance to suppliers	57,889	21,173
Inventories	2,384,014	4,932,642
Prepaid expenses	318,378	1,504,671
Other receivables	82,996	79,175

Total Current Assets	4,488,687	8,200,306

Noncurrent Assets
Plant, property and equipment, net	316,211	368,624
Operating lease right-of-use assets, net	2,260,203	2,660,977
Intangible assets, net	2,342,518	13,837
Lease deposit	69,564	71,146
Goodwill	218,606	218,606

Total Noncurrent Assets	5,207,102	3,333,190

Total Assets	$9,695,789	$11,533,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF JUNE 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022

	June 30, 2023	December 31, 2022

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$583,144	$321,261
Operating lease liability, current	705,835	736,428
Advance from customers	191,044	170,139
Accrued liabilities and other payables	548,072	413,599
Income tax payable	427,798	629
Other loan interest payable	-	621
Current liabilities of discontinued operations	-	-

Total Current Liabilities	2,455,893	1,642,677

Noncurrent Liabilities
Other Loan	149,016	150,000
Operating lease liability, non-current	1,603,637	1,971,386
Income tax payable	643,112	1,157,603

Total Noncurrent Liabilities	2,395,765	3,278,989

Total Liabilities	4,851,658	4,921,666

Contingencies and Commitments

Stockholders’ Equity
Common stock, $0.001 par value; 15,000,000 shares authorized, 1,465,090 and 1,434,815 shares issued and outstanding; as of June 30, 2023 and December 31, 2022, respectively	1,470	1,440
Additional paid-in capital	43,332,158	43,239,701
Accumulated other comprehensive (loss) income	(22,048)	77,242
Accumulated deficits	(38,467,449)	(36,706,553)

Total Stockholders’ Equity	4,844,131	6,611,830

Total Liabilities and Stockholders’ Equity	$9,695,789	$11,533,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022

Net Sales	$6,336,994	$7,478,993	$4,462,429	$3,813,047

Cost of Sales	4,228,352	9,498,842	3,015,089	7,361,224

Gross (Loss) Profit	2,108,642	(2,019,849)	1,447,340	(3,548,177)

Operating Expenses
Selling expenses	1,279,607	1,538,544	565,093	770,211
General and administrative expenses	2,390,882	2,938,681	1,260,484	1,364,328
Loss on disposal of fixed assets	-	-	-	-

Total Operating Expenses	3,670,489	4,477,225	1,825,577	2,134,539

Loss From Operations	(1,561,847)	(6,497,074)	(378,237)	(5,682,716)

Other Income (Expenses)
Non-operating income	17,892	(10,385)	16,173	-
Foreign exchange transaction (loss) income	(133,661)	63,644	(128,278)	45,881
Interest (expense) income, net	(3,231)	(20,452)	(1,322)	(2,885)
Financial expense	(77,649)	(99,533)	(44,517)	(51,787)

Total Other Expenses, Net	(196,649)	(66,726)	(157,944)	(8,791)

Loss Before Income Taxes and Discontinued Operations	(1,758,496)	(6,563,800)	(536,181)	(5,691,507)

Income Tax Expense	(2,400)	-	(2,400)	-

Loss From Continuing Operations	(1,760,896)	(6,563,800)	(538,581)	(5,691,507)

Loss From Discontinued Operations	-	(25,754)	-	-

Net Loss	(1,760,896)	(6,589,554)	(538,581)	(5,691,507)

Other Comprehensive Loss
Foreign currency translation	(99,290)	(294,592)	(96,183)	(239,719)

Net Loss and Comprehensive Loss	(1,860,186)	(6,884,146)	(634,764)	(5,931,226)

Weighted average shares outstanding - Basic and Diluted	1,452,303	1,372,181	1,459,655	1,375,393

Loss from continuing operations per share of common stock
Basic and Diluted	$(1.21)	$(4.78)	$(0.37)	$(4.14)

Loss from discontinued operations per share of common stock
Basic and Diluted	$-	$(0.02)	$-	$-

Net loss per share of common stock
Basic and Diluted	$(1.21)	$(4.80)	$(0.37)	$(4.14)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

Three Months Ended June 30, 2023

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits)	Equity

Balance at beginning of period	1,438,268	$1,449	$43,285,295	$74,135	$(37,928,868)	$5,432,011

Stock issued to employees	300	-	885	-	-	885

Stock issued to consultants	5,000	-	16,000	-	-	16,000

Stock issued to designer	10,543	11	29,978	-	-	29,989

Fractional shares due to 1:5 stock split	10,979	10	-	-	-	10

Foreign currency translation loss	-	-	-	(96,183)	-	(96,183)

Net loss	-	-	-	-	(538,581)	(538,581)

Balance at end of period	1,465,090	$1,470	$43,332,158	$(22,048)	$(38,467,449)	$4,844,131

Three Months Ended June 30, 2022

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits)	Equity

Balance at beginning of period	1,371,380	$1,371	$42,817,181	$326,977	$(20,502,929)	$22,642,600

Stock issued to employees	300	-	3,300	-	-	3,300

Stock issued to consultants	6,583	7	159,321	-	-	159,328

Foreign currency translation loss	-	-	-	(239,719)	-	(239,719)

Net loss	-	-	-	-	(5,691,507)	(5,691,507)

Balance at end of period	1,378,263	$1,378	$42,979,802	$87,258	$(26,194,436)	$16,874,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

Six Months Ended June 30, 2023

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits)	Equity

Balance at beginning of period	1,423,836	$1,440	$43,239,701	$77,242	$(36,706,553)	$6,611,830

Stock issued to employees	600		1,770	-	-	1,770

Stock issued to consultants	10,000	-	32,000	-	-	32,000

Stock issued to designer	19,676	20	58,687	-	-	58,707

Fractional shares due to 1:5 stock split	10,979	10	-	-	-	10

Foreign currency translation loss	-	-	-	(99,290)	-	(99,290)

Net loss	-	-	-		(1,760,896)	(1,760,896)

Balance at end of period	1,465,090	$1,470	$43,332,158	$(22,048)	$(38,467,449)	$4,844,131

Six Months Ended June 30, 2022

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits)	Equity

Balance at beginning of period	1,367,348	$1,367	$42,665,853	$381,850	$(19,604,882)	$23,444,188

Stock issued to employees	600	1	6,599	-	-	6,600

Stock issued to consultants	10,315	10	307,350	-	-	307,360

Foreign currency translation loss	-	-	-	(294,592)	-	(294,592)

Net loss	-	-	-	-	(6,589,554)	(6,589,554)

Balance at end of period	1,378,263	$1,378	$42,979,802	$87,258	$(26,194,436)	$16,874,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

	Six Months Ended June 30,
	2023	2022

Cash Flows From Operating Activities
Net loss	$(1,760,896)	$(6,589,554)
Net loss from discontinued operations	-	(25,754)
Net loss from continuing operations	(1,760,896)	(6,563,800)

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	66,812	48,806
Amortization of operating lease right-of-use assets	392,146	378,403
Write down of inventories	108,785	5,119,054
Stock based compensation expense	93,770	313,960
Changes in bad debt allowance	(196)	1,060
Changes in operating assets and liabilities:
Accounts receivable	(958,457)	(105,918)
Advance to suppliers	(36,716)	404,543
Inventories	2,420,468	(932,766)
Other current assets	1,165,396	(18,003)
Operating lease liabilities	(389,840)	(370,841)
Accounts payable	261,883	(50,237)
Advance from customers	20,905	209,791
Accrued liabilities and other payables	132,908	122,285
Taxes payable	(87,322)	-

Net Cash Provided by (Used in) Continuing Operations	1,429,646	(1,443,663)
Net Cash Provided by Discontinued Operations	-	121,771
Net Cash Used in Operating Activities	1,429,646	(1,321,892)

Cash Flows From Investing Activities
Purchase of property and equipment	-	(1,487)
Purchase of intangible assets	(2,468,582)	-

Net Cash Used in Continuing Operations	(2,468,582)	(1,487)
Net Cash Used in Discontinued Operations	-	-
Net Cash Used in Investing Activities	(2,468,582)	(1,487)

Cash Flows From Financing Activities

Net Cash Provided by Continuing Operations	-	-
Net Cash Provided by Discontinued Operations	-	-
Net Cash Provided by Financing Activities	-	-

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$106,867	$(270,029)

Net Decrease in Cash and Cash Equivalents	(932,069)	(1,593,408)

Cash and Cash Equivalents, Beginning of Period	1,374,167	6,276,106

Cash and Cash Equivalents, Ending of Period	$442,098	$4,682,698

Supplemental Disclosure of Cash Flow Information

Continuing operations:
Cash paid during period for:
Income tax payments	$202,288	$42,102
Interest expense	$3,400	$8,013

Discontinued operations:
Cash paid during period for:
Income tax payments	$-	$-
Interest expense	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

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

On December 7, 2017, Nova LifeStyle incorporated i Design Blockchain Technology, Inc. (“i Design”) under the laws of the State of California. The purpose of i Design is to build the Company’s own blockchain technology team. This company will focus on the application of blockchain technology in the furniture industry, including encouraging and facilitating interactions among designers and customers, and building a blockchain-powered platform that enables designers to showcase their products, including current and future furniture designs. This company is in the planning stage and has had minimal operations through June 30, 2023.

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

COVID-19

Beginning in 2020, a strain of novel coronavirus (“COVID-19”) has spread globally and the Company’s operations has been adversely impacted by the COVID-19 pandemic. In particular, Nova Malaysia had not been able to operate in normal condition due to Malaysian government’s shut down orders which resulted in sales lagging and slow-moving inventories. The Company’s two showrooms in Kuala Lumpur were closed from March 2020 to May 2020 and closed again from August 2020 to March 5, 2021. Malaysia government imposed a new nationwide lockdown on May 12, 2021 until early June 2021, then the lockdown was extended to early October 2021. In October 2021, Malaysia government lifted lockdown order for people fully vaccinated against COVID-19 and our store has been reopened since then. In April 2022, Malaysia has also reopened the border for foreign visitors. However, COVID-19 in Malaysia increased financial vulnerability for those affected households and business, which contributed to significant decrease of sales and risk of continuous sluggish sales. The Company expects that the impact of the COVID-19 outbreak on the United States, Malaysia and world economies will also continue to have a material adverse impact on the demand for its products.

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

The extent of the impact of the COVID-19 pandemic that will continue to have on the Company’s business is highly uncertain and difficult to predict and quantify, as the actions that the Company, other businesses and governments may take to contain the spread of any COVID-19 outbreaks continue to evolve. Shipping of products from Asia has experienced significant delays since the onset of the pandemic and the costs of shipping from Asia have increased since the onset although the shipping cost has been back to normal since June 2022; and we have experienced and may continue to experience shipping disruptions in the future if there is any new outbreak of COVID-19. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the future business interruption and the related financial impact cannot be reasonably estimated at this time.

The severity of the impact of the COVID-19 pandemic on the Company’s business will continue to depend on a number of factors, including, but not limited to, the new variants of COVID-19, the efficacy and distribution of COVID-19 vaccines and the extent and severity of the impact on the global supply chain and the Company’s customers, service providers and suppliers, all of which are uncertain and cannot be reasonably predicted at this time. As of the date of issuance of the Company’s financial statements, the extent to which the COVID-19 pandemic may in the future materially impact the Company’s financial condition, liquidity or results of operations is uncertain. The Company is monitoring and assessing the evolving situation closely and evaluating its potential exposure.

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

The interim condensed consolidated financial information as of June 30, 2023 and for the six months and three months periods ended June 30, 2023 and 2022 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, previously filed with the SEC on April 17, 2023.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of June 30, 2023, its interim condensed consolidated results of operations and cash flows for the six months and three months ended June 30, 2023 and 2022, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Reverse split

On May 22, 2023, the Company filed a Certificate of Change with the Secretary of State of Nevada with an effective date of May 22, 2023, at which time a 1-for-5 reverse stock split of the Company’s authorized shares of common stock, par value $0.001, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”), shall be effected. All references to shares and per share data have been retroactively restated to reflect such split.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the two-step goodwill impairment test for the Diamond Bar reporting unit. Accordingly, as of June 30, 2023 and December 31, 2022, the Company concluded there was no impairment of goodwill of Diamond Bar.

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

Balance at January 1, 2023	$2,914
Provision for the period	(196)
Balance at June 30, 2023	$2,718

The bad debts (reversal) provision from continuing operations was ($196) and $1,060 for the six months ended June 30, 2023 and 2022, respectively; $65 and ($820) for the three months ended June 30, 2023 and 2022, respectively. Bad debt provision and written off from discontinued operations were $0 for the six and three months ended June 30, 2023 and 2022.

Advances to Suppliers

Advances to suppliers represent amounts paid to suppliers in advance for goods that are yet to be delivered and from which future economic benefits are expected to flow to the Company within the normal operating cycle. Based on its historical record and in normal circumstances, the Company receives goods within 4 to 6 months from the date the advance payment is made. Due to the COVID-19 pandemic, freight transportation of products from the Company’s international suppliers has been delayed or suspended during the outbreak. Any provisions for allowance for advances to suppliers, if deemed necessary, are included in general and administrative expenses in the condensed consolidated statements of operations. During the six months and three months ended June 30, 2023 and 2022, no provision was made on advances to suppliers.

Inventories

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. The Company wrote down $108,785 and $5.12 million of slow-moving inventory from continuing operations for the six months ended June 30, 2023 and 2022, respectively and $23,113 and $5.12 million from continuing operations for the three months ended June 30, 2023 and 2022, respectively. The inventory write-down is included in “Cost of Sales” in the condensed consolidated statements of operations. There were no write-downs of inventories from the Company’s discontinued operations for the six and three months ended June 30, 2023 and 2022.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the six and three months ended June 30, 2023 and 2022.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expenses from continuing operations were $10,144 and $9,668 for the six months ended June 30, 2023 and 2022, respectively; and $10,026 and $1,005 for the three months ended June 30, 2023 and 2022, respectively. Research and development expenses from discontinued operations were $0 for the six and three months ended June 30, 2023 and 2022, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax expense for the six and three months ended June 30, 2023 are $2,400, and are primarily related to California state minimum tax from U.S. domestic operation. The income tax expense for the six and three months ended June 30, 2022 are $0, and are primarily related to quarter-to-date net loss generated from foreign operation.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the six months ended June 30, 2023, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

As of June 30, 2023 and December 31, 2022, the accumulated undistributed earnings generated by its foreign subsidiaries were approximately $25.3 million and $25.6 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of June 30, 2023 and 2022, unrecognized tax benefits were approximately $0. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $0 as of June 30, 2023 and 2022.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the six months ended June 30, 2023 and 2022, is as follows:

	Gross UTB
	2023	2022

Balance – January 1 and June 30	$-	$-

As of June 30, 2023 and December 31, 2022, the Company had cumulatively accrued approximately $0 for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled $0 for the six and three months ended June 30, 2023 and 2022, respectively, related to the Company’s continuing operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

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

The Company’s sales policy allows for product returns within the warranty period if the product is defective and the defects are the Company’s fault. As alternatives to the product return option, the customers have the option of requesting a discount from the Company for products with quality issues or of receiving replacement parts from the Company at no cost. The amount for product returns, the discount provided to the Company’s customers, and the costs for replacement parts were immaterial for the six months and three months ended June 31, 2023 and 2022.

In February 2023, the Company entered into a sales contract to transfer its entire inventory of Jade Mats, with the net realized value of $1.54 million to Shopants Sdn Bhd, an unrelated third party, for cash consideration of $2.00 million. The Company agreed to deliver the Jade Mats on May 20, 2023, May 31, 2023 and June 15, 2023. On June 30, 2023, the Company delivered all the Jade Mats to Shopants Sdn Bhd and recorded as revenue accordingly.

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers and write-downs of inventory.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the six months ended June 30, 2023 and 2022, shipping and handling credits from continuing operations were ($555) and $176, respectively; and ($194) and $668 for the three months ended June 30, 2023 and 2022, respectively. During the six and three months ended June 30, 2023 and 2022, shipping and handling costs from discontinued operations were $0.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense from continuing operations was $619,465 and $619,673 for the six months ended June 30, 2023 and 2022, respectively; and $207,890 and 321,541 for the three months ended June 30, 2023 and 2022. Advertising expense from discontinued operations was $0 for the six and three months ended June 30, 2023 and 2022.

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

The following table presents a reconciliation of basic and diluted loss per share for the six and three months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022

Net loss from continuing operations	$(1,760,896)	$(6,563,800)	$(538,581)	(5,691,507)
Net loss from discontinued operations	-	(25,754)	-	-
Net loss	$(1,760,896)	$(6,589,554)	(538,581)	(5,691,507)

Weighted average shares outstanding – Basic and Diluted *	1,452,303	1,372,181	1,459,655	1,375,393

Net loss from continuing operations per share of common stock
Basic and Diluted	(1.21)	(4.78)	(0.37)	(4.14)

Net loss from discontinued operations income per share of common stock
Basic and Diluted	-	(0.02)	-	-

Net loss per share of common stock
Basic and Diluted	$(1.21)	$(4.80)	(0.37)	(4.14)

*	Including 300 and 7,261 shares that were granted and vested but not yet issued for the six months ended June 30, 2023 and 2022, respectively.

For the six and three months ended June 30, 2023, 300 shares of unvested restricted stock, vested stock options to purchase 26,800 shares of the Company’s common stock, and 245,192 shares exercisable under warrants were excluded from the EPS calculation, as their effect were anti-dilutive.

For the six months and three months ended June 30, 2022, 23,000 shares of unvested restricted stock, vested stock options to purchase 68,100 shares of common stock of the Company, and 245,192 shares exercisable under warrants were excluded from the EPS calculation, as their effects were anti-dilutive.

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

One customer accounted for 31% and 45% of the Company’s sales from continuing operations for the six and three months ended June 30, 2023. No customer accounted for 10% or more of the Company’s sales from continuing operations for the six and three months ended June 30, 2022. Two customers accounted for 77% and 16%, respectively of the Company’s gross accounts receivable as of June 30, 2023. Three customers accounted for 36%, 23% and 17%, respectively, of the Company’s gross accounts receivable as of June 30, 2022.

No customer accounted for 10% of the Company’s sales from discontinued operations for the six and three months ended June 30, 2023 and 2022.

The Company purchased its products from two major vendors during the six and three months ended June 30, 2023, respectively, accounting for a total of 36% for 2023 (22% and 14%) and 39% for 2022 (27% and 12%) of the Company’s purchases from continuing operations, respectively.

The Company purchased its products from three and two major vendors during six and three months ended June 30, 2022, respectively, accounting for a total of 53% (22%, 21%, and 10%) and 41% (26% and 15%) of the Company’s purchases.

Advances made to these major vendors were $0 as of June 30, 2023 and December 31, 2022. Accounts payable to these major vendors were $141,849 and $62,251 as of June 30, 2023 and December 31, 2022, respectively.

No vendor accounted for 10% of the Company’s purchases from discontinued operations for the six and three months ended June 30, 2022.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2023	RM 4.67 to 1
December 31, 2022	RM 4.40 to 1

Income Statement and cash flow items
For the six months ended June 30, 2023	RM 4.46 to 1
For the six months ended June 30, 2022	RM 4.27 to 1

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

The Company recognized no impairment of ROU assets as of June 30, 2023 and December 31, 2022.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the consolidated balance sheets at June 30, 2023 and December 31, 2022.

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

Note 3 - Discontinued Operations

On February 15, 2022, the Company transferred its entire assets and business in Nova HK to Nova Malaysia, a subsidiary of the Company. In February 2023, Nova HK was officially completed deregistration in Hong Kong.

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

June 30, 2022

Sales	$-
Cost of sales	-
Operating expenses	(3,671)
Other (expense) income, net	(22,083)
Loss before income taxes	(25,754)
Income tax benefit	-
Loss from discontinued operations	$(25,754)

Note 4 - Inventories

The inventories as of June 30, 2023 and December 31, 2022 totaled $2,384,014 and $4,932,642, respectively, and consisted entirely of finished goods.

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. The Company wrote down $108,785 and $5.12 million of slow-moving inventory from continuing operations for the six months ended June 30, 2023 and 2022, respectively; and $23,113 and $5.12 million for the three months ended June 30, 2023 and 2022, respectively. The inventory write-down is included in “Cost of Sales” in the condensed consolidated statements of operations. For the six and three months ended June 30, 2023 and 2022, there was no write-downs of inventories from the Company’s discontinued operations.

Note 5 - Plant, Property and Equipment, Net

As of June 30, 2023 and December 31, 2022, plant, property and equipment consisted of the following:

	June 30, 2023	December 31, 2022
Computer and office equipment	$273,043	$276,567
Decoration and renovation	372,875	392,703
	645,918	669,270
Less: accumulated depreciation	(329,707)	(300,646)
	$316,211	$368,624

Depreciation expense was $36,258 and $42,161 for the six months ended June 30, 2023 and 2022, respectively, and $17,840 and $20,306 for the three months ended June 30, 2023 and 2022. Depreciation expense from discontinued operations was $1,107 and $0 for the six and three months ended June 30 2022.

Note 6 – Intangible Assets

As of June 30, 2023 and December 31, 2022, intangible assets consisted of the following:

	June 30, 2023	December 31, 2022
Accounting software	$26,800	$26,800
Virtual and augmented reality software	2,357,985	-
	2,384,785	26,800
Less: accumulated depreciation	(42,267)	(12,963)
	$2,342,518	$13,837

Amortization expense was $30,553 and $2,682 for the six months ended June 30, 2023 and 2022; and $29,212 and $1,341 for the three months ended June 30, 2023 and 2022. Amortization of intangible assets from discontinued operations was $0 for the six months ended June 30, 2023 and 2022, respectively.

On May 10, 2023, the virtual reality and augmented reality development project was completed and put it in use. The total payment to IT firm was 11,000,000 Malyaia Ringgit ($2,357,985) and was recorded as intangible asset. (see Note 8)

Note 7 - Advances to Suppliers

The Company makes advances to certain vendors for inventory purchases. The advances on inventory purchases were $57,889 and $21,173 as of June 30, 2023 and December 31, 2022, respectively. No impairment charges were made on advances to suppliers for the six months and three months ended June 30, 2023 and 2022.

Note 8 - Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Prepaid expenses	$318,378	$1,504,671
Other receivables	82,996	79,175
	$401,374	$1,583,846

As of June 30, 2023 and December 31, 2022, prepaid expenses and other receivables mainly represented prepaid insurance, prepaid advertising expense, and Celero and Cardknox account balances. In October 2022, Nova Malaysia entered into a business agreement with an I.T. firm to develop a virtual reality and augmented reality development project and related works. Nova Malaysia agreed to pay 10,000,000 Malaysia Ringgit ($2,110,640) for developing the project. The payment would be paid as first phase for 40% of total payment, second phase for 20% of total payment, third phase for 20% of total payment and fourth phase for 20% of total payment. On May 10, 2023, the virtual reality and augmented reality development project was completed and put it in use. The total payment to IT firm was 11,000,000 Malyaia Ringgit ($2,357,985) and was recorded as intangible asset. (see Note 6)

Note 9 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Other payables	$100,858	$15,225
Salary payable	6,612	6,612
Financed insurance premiums	204,690	71,415
Auditing fee	20,000	85,000
Warranty liability	32,373	38,349
Accrued commission	74,622	69,592
Accrued expenses, others	108,917	127,406
	$548,072	$413,599

As of June 30, 2023 and December 31, 2022, other accrued expenses mainly included legal and professional fees, utilities and unpaid operating expenses incurred in Malaysia. Other payables represented balance on credit card, other taxes payable and 401(k) payable.

Note 10 - Other Loans

On June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. The Loan, which was in the form of a promissory note dated June 19, 2020, matures on June 19, 2050 and bears interest at a rate of 3.75% per annum, payable monthly beginning 12 months from the date of the promissory note. Funds from the Loan may only be used for working capital. The loan was secured by all tangible and intangible property of Diamond Bar. Interest of $4,386 and $2,839 had been accrued for this loan for the six months ended June 30, 2023 and 2022, respectively; and $2,193 and $1,424 for the three months ended June 30, 2023 and 2022.

Note 11 - Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s President who is currently also the Chief Executive Officer and Chairperson of the Board. The lease is renewable and has been renewed each year since 2011. On April 3, 2023, the Company renewed the lease for an additional one year term at a cost of $34,561. During the six and three months ended June 30, 2023, the Company recorded rental amounts of $17,280 and $8,640, respectively, which were included in selling expenses. During the six months and three months ended June 30, 2022, the Company paid rental amounts of $17,281 and $nil, respectively that are included in selling expenses.

On January 4, 2018, the Company entered into a sales representative agreement with a consulting firm, which is owned by the President, Chief Executive Officer and Chairperson of the Board, for sales representative service for a term of two years. On January 4, 2020, the Company renewed the agreement for an additional two years which was amended in July 2020. If not terminated during the first year, the agreement will continue until one party or the other terminates the agreement with 30 days written notice. The Company agreed to compensate the consulting firm via commission at predetermined rates of the relevant sales amount. During the six and three months ended June 30, 2023 , the Company recorded $151,911 and $86,381 as commission expense to this consulting firm, respectively. During the six and three months ended June 30, 2022, the Company recorded $226,014 and $114,820 as commission expense to this consulting firm, respectively.

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

Note 12 - Stockholders’ Equity

On May 28, 2021, the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) at its annual meeting. The 2021 Plan was approved by the Board of Directors of the Company on April 12, 2021 and has a total of 600,000 shares of the Company’s common stock which may be granted as stock reward to attract and retain personnel, provide additional incentives to employees, directors and consultants and promote the success of the Company’s business. On June 16, 2021, the Company filed Form S-8 to register the 600,000 shares of the Company’s common stock under the 2021 Plan.

Shares and Warrants issued through Private Placement

On July 23, 2021, the Company conducted a registered direct offering of 222,902 shares of common stock. The shares were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission (the “SEC”) on October 8, 2020 and subsequently declared effective on October 15, 2020. Additionally, the Company issued to the investors unregistered warrants to purchase up to an aggregate of 222,902 shares of common stock in a concurrent private placement. The combined purchase price for one share of common stock and a warrant to purchase one share of common stock was $14.00. The warrants have an exercise price of $17.50 per share, are exercisable beginning six-months from the date of issuance, and will expire five and a half years from the date of issuance. The offering gross proceeds were $3,120,622 before deducting placement agent’s commissions and other offering costs, and the net proceeds of the offering were approximately $2,760,000. The offering closed on July 27, 2021.

In conjunction with this offering, the Company issued warrants to purchase 22,290 shares of common stock at an exercise price of $17.50 per share to the placement agent and its designees. The placement agent warrants are exercisable on the six-month anniversary of the issuance date. The placement agent warrants are exercisable for four and a half years from the initial exercise date. The placement agent warrants have piggy-back registration rights and have a termination date of July 23, 2026.

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

Warrants

The following is a summary of the warrant activity for the six months ended June 30, 2023:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2023	245,192	$17.50	4.02
Exercisable at January 1, 2023	-	$-	-
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at June 30, 2023	245,192	$17.50	3.52
Exercisable at June 30, 2023	245,192	$17.50	3.52

Shares Issued to Consultants

On November 2, 2021, the Company entered into an information technology consulting agreement with a consultant for analyzing and developing the Company’s information technology infrastructure and system, and related general business advisory services effective on November 2, 2021 for a one-year term. The Company agreed to grant the consultant 20,000 shares of the Company’s common stock, 10,000 shares issued before the end of November 2021 and remaining 10,000 shares will be issued on the one-year anniversary of the agreement. The fair value of the 20,000 shares was $236,000, which was calculated based on the stock price of $11.80 per share on November 2, 2021 and is being amortized over the service term. The shares were issued pursuant to Nova Lifestyle, Inc. 2021 Omnibus Equity Plan (the “2021 Plan”). During the six and three months ended June30, 2022, the Company charged $117,030 and $58,839 to operations as consulting expenses.

On November 2, 2021, the Company entered into a marketing consulting agreement with a consultant for developing branding and marketing strategies, analyzing and evaluating consumer data services effective on November 2, 2021 for a one-year term. The Company agreed to grant the consultant 20,000 shares of the Company’s common stock, 10,000 shares issued before the end of November 2021 and remaining 10,000 shares were issued on the one-year anniversary of the agreement. The fair value of the 20,000 shares was $236,000, which was calculated based on the stock price of $11.80 per share on November 2, 2021 and is being amortized over the service term. The shares were issued pursuant to the 2021 Plan. During the six and three months ended June 30, 2022, the Company charged $117,030 and $58,839 to operations as consulting expenses.

On November 11, 2021, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2021 for a one-year term. The Company agreed to grant the consultant 4,000 shares of the Company’s common stock, vesting 25% on February 15, 2022, 25% on May 15, 2022, 25% on August 15, 2022 and 25% on November 15, 2022. The fair value of the 4,000 shares was $46,600, which was calculated based on the stock price of $11.65 per share on November 16, 2021 and is being amortized over the service term. The shares were issued pursuant to the 2021 Plan. During the six and three months ended June 30, 2022, the Company charged $23,300 and $11,650 to operations as consulting expenses.

On January 28, 2022, the Company entered into an advisory service agreement with a designer for advising furniture design concept and development effective on February 1, 2022 for twelve months. The Company shall pay the designer $10,000 per month starting from February 1, 2022 for twelve months, in the form of the Company’s Common Stock, calculated based on the closing stock price on the first trading day of the corresponding month. The shares were issued pursuant to the 2021 Plan. During the six months ended June 30, 2023 and 2022, the Company issued 4,348 and 8,314 shares to the designer and charged $10,000 and $50,000, respectively, to operations as designer fee. During the three months ended June 30, 2023 and 2022, the Company issued 0 and 5,583 shares to the designer, respectively, and charged $0 and $30,000, respectively to operations as designer fee.

On July 1, 2022, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on July 1, 2022 for a one-year term. The Company agreed to grant the consultant 10,000 shares of the Company’s common stock, vesting 25% on July 1, 2022, 25% on October 1, 2022, 25% on January 1, 2023 and 25% on April 1, 2023. The fair value of the 10,000 shares was $36,000, which was calculated based on the stock price of $3.60 per share on July 1, 2022 and is being amortized over the service term. The shares were issued pursuant to the 2021 Plan. During the six and three months ended June 30, 2023, the Company charged $18,000 and $9,000, respectively, to operations as consulting expenses.

On November 16, 2022, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2022 for a one-year term. The Company agreed to grant the consultant 10,000 shares of the Company’s common stock, vesting 25% on February 15, 2023, 25% on May 15, 2023, 25% on August 15, 2023 and 25% on November 15, 2023. The fair value of the 10,000 shares was $28,000, which was calculated based on the stock price of $2.8 per share on November 16, 2022. The shares were issued pursuant to the 2021 Plan. During the six and three months ended June 30, 2023, the Company charged $14,000 and $7,000, respectively, to operations as consulting expenses.

On January 28, 2023, the Company entered into an advisory service agreement with a designer for advising furniture design concept and development effective on February 1, 2023 for twelve months. The Company shall pay the designer $10,000 per month starting from February 1, 2023 for twelve months, in the form of the Company’s Common Stock, calculated based on the closing stock price on the first trading day of the corresponding month. The shares were issued pursuant to the 2021 Plan. During the six and three months ended June 30, 2023, the company issued 15,328 shares and 10,543 to the designer and charged $50,000 and $30,000 to operations as designer fee.

Shares and Options Issued to Independent Directors

On November 7, 2018 (the “Grant Date”), the Company entered into stock option agreements under the 2014 Omnibus Long-Term Incentive Plan with the three independent members of the board of directors. The Company agreed to grant the Company’s three independent directors’ options to purchase an aggregate of 12,000 shares of the Company’s common stock at an exercise price of $29.50 per shares, with a term of 5 years. Twenty-five percent (25%) of those stock options vested on November 30, 2018, 25% on will vest on February 28, 2019, 25% on May 31, 2019, and the remaining 25% will vest on August 31, 2019. The fair value of the stock options granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”) as described above. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 84%, risk free interest rate of 3.07%, and dividend yield of 0%. The fair value of 60,000 stock options was $240,105 at the grant date.

On November 4, 2019, the Company entered into stock option agreements under the 2014 Omnibus Long-Term Incentive Plan with the three independent members of the board of directors. The Company agreed to grant the Company’s three independent directors options to purchase an aggregate of 12,000 shares of the Company’s common stock at an exercise price of $14.00 per share, with a term of 5 years, vesting 25% on November 30, 2019, 25% on February 28, 2020, 25% on May 31, 2020, and 25% on August 31, 2020. The fair value of the stock options granted was estimated on the date of the grant using the Black-Scholes option pricing model. The fair value of the options was calculated using the following assumptions: estimated life of ten years, volatility of 87%, risk free interest rate of 1.60%, and dividend yield of 0%. The fair value of the 12,000 stock options was $114,740 at the grant date.

Shares Issued to Employees

On November 11, 2021, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2021. The Company agreed to grant an award of 1,200 restricted Stock Units to the officer pursuant to the Company’s 2021 Omnibus Equity Plan. The fair value of these shares was $13,200, which was calculated based on the stock price of $11.00 per share on November 11, 2021, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 10, 2021, 25% on March 31, 2022, 25% on June 30, 2022 and 25% on September 30, 2022. During the six and three months ended June 30, 2022, the Company amortized $6,600 and $3,300 to operations as stock compensation expense.

On November 11, 2022, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2022. The Company agreed to grant an award of 1,200 restricted Stock Units to the officer pursuant to the Company’s 2021 Omnibus Equity Plan. The fair value of these shares was $3,540, which was calculated based on the stock price of $2.95 per share on November 11, 2022, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 11, 2022, 25% on March 31, 2023, 25% on June 30, 2023 and 25% on September 30, 2023. During the six and three months June 30, 2023, the Company record $1,770 and $885 to operations as stock compensation expense.

Options Issued to Employees

On August 24, 2018, the compensation committee of the Board approved an option grant to the Company’s Chief Financial Officer to purchase an aggregate of 1,400 shares of the Company’s common stock at an exercise price of $46.25 per share, with a term of 5 years, pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. Fifty percent (50%) of those stock options vested immediately, and the remaining 50% vested on the six-month anniversary of the grant date.

The fair value of the option granted to the Chief Financial Officer in 2018 was recognized as compensation expense over the vesting period of the stock option award. The fair value of the option was calculated using the following assumptions: estimated life of five years, volatility of 84%, risk free interest rate of 2.72%, and dividend yield of 0%. The fair value of the 1,400 stock options was $43,680 at the grant date.

On August 12, 2019, the compensation committee of the Board approved an option grant to the Company’s Chief Financial Officer to purchase an aggregate of 1,400 shares of the Company’s common stock at an exercise price of $19.25 per share, with a term of 5 years, pursuant to the Company’s 2014 Omnibus Long-Term Incentive Plan. Fifty percent (50%) of those stock options vested immediately, and the remaining 50% vested on the six-month anniversary of the grant date.

The fair value of the option granted to the Chief Financial Officer in 2019 was recognized as compensation expense over the vesting period of the stock option award. The fair value of the option was calculated using the following assumptions: estimated life of five years, volatility of 87%, risk free interest rate of 1.49%, and dividend yield of 0%. The fair value of the 1,400 stock options was $18,318 at the grant date.

As of June 30, 2023, unrecognized share-based compensation expense was $84,885.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2023	26,800	$22.90	1.33
Exercisable at January 1, 2023	26,800	22.90	1.33

Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2023	26,800	22.90	0.83
Exercisable at June 30, 2023	26,800	22.90	0.83

(1)	The intrinsic value of the stock options at June 30, 2023 is the amount by which the market value of the Company’s common stock of $2.15 as of June 29, 2023 exceeds the average exercise price of the option. As of June 30, 2023, the intrinsic value of the outstanding and exercisable stock options was $0.

Note 13 - Geographical Analysis

Geographical distribution of sales consisted of the following for the six and three months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Three Months ended June 30,
	2023	2022	2023	2022
Geographical Areas
North America	$4,192,106	$7,096,682	$2,435,441	$3,484,670
Asia	1,993,671	62,280	1,993,671	62,280
Other countries	151,217	320,031	33,317	266,097
	$6,336,994	$7,478,993	$4,462,429	$3,813,047

Geographical location of identifiable long-lived assets as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Geographical Areas
North America	$2,232,164	$2,545,270
Asia	413,814	555,477
	$2,645,978	$3,100,747

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

On July 15, 2019, Nova Malaysia entered into a sublease agreement for warehouse space with a two-year term, expiring on July 14, 2021. The initial monthly rental payment was 20,000 Malaysia Ringgit ($4,488) and was increased to 35,000 Malaysia Ringgit ($7,855) effective August 1, 2020. On July 15, 2021, Nova Malaysia extended the lease for another two years with an expiration date of July 31, 2023. Nova Malaysia did not extend this lease after July 31, 2023.

On October 29, 2019, Nova Malaysia entered into a lease agreement for a showroom with a two-year term, commencing on December 1, 2019 and expiring on November 30, 2021. On November 26, 2021, Nova Malaysia extended the lease to November 30, 2022 with an option for renewal for another term of 24 months. On October 4, 2022, Nova Malaysia renewed the lease for one year to November 30, 2023. The monthly rental payment is 9,280 Malaysia Ringgit ($2,083).

On August 20, 2020, Nova Malaysia entered into a sublease agreement for an office and service center with a two-year term, commencing on September 1, 2020 and expiring on August 31, 2022. On July 29, 2022, Nova Malaysia extended the lease for another two years with an expiration date of August 31, 2024. The monthly rental payment is 30,000 Malaysia Ringgit ($6,732).

Operating lease expense for the six and three months ended June 30, 2023 and 2022 was as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022

Operating lease cost – straight line	$438,981	$428,759	219,296	213,217

The following is a schedule, by years, of maturities of operating lease liabilities as of June 30, 2023:

Operating Leases
2023	$382,612
2024	754,050
2025	701,142
Thereafter	598,820
Total undiscounted cash flows	2,658,593
Less: imputed interest	(145,900)
Present value of lease liabilities	2,290,723

Lease Term and Discount Rate

June 30, 2023
Weighted-average remaining lease term - years
Operating leases - USA	3.34
Operating leases - Malaysia	1.18

Weighted-average discount rate (%)
Operating leases - USA	3.36%
Operating leases - Malaysia	5.297%

Supplemental cash flow information related to leases where the Company was the lessee for the six months ended June30, 2023 and 2022 was as follows:

	2023	2022

Operating cash outflows from operating leases	$428,818	$423,576

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

On March 31, 2023, the Barney plaintiffs filed a Renewed Motion for Preliminary Approval of Class Action Settlement, Renewed Stipulation of Settlement (“Settlement”), and accompanying Memorandum of Points and Authorities. An initial Motion to Approve a Settlement Class and Proposed Settlement had been denied Under the terms of the Settlement, and without admitting to any wrongdoing, fault, or liability, the Company agrees to a payment of $750,000 to completely resolve the Barney Action. The $750,000 would be funded by the remainder of any retention under applicable directors and officer liability insurance with the remainder paid by the directors and officer liability insurer. The Settlement provides for the class members’ complete release of all claims against the Company and the named defendants with respect to any of the matters alleged in the litigation. The Settlement is subject to various conditions, including preliminary approval by the Court, notice to all class members, an opt-out period, and a final hearing and approval by the Court.

On July 10, 2023, the Court granted the Motion for Preliminary Approval of Class Action Settlement. The Court set a Final Settlement hearing on November 6, 2023, wherein it will determine whether: (a) all procedural requirements for the settlement are met; and (b) the Settlement is fair, reasonable, adequate, and should be finally approved by the Court.

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

Note 16 - Subsequent Events

The Company has evaluated subsequent events through August 14, 2023, the date of the issuance of the condensed consolidated financial statements, and no subsequent event is identified.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The following discussion and analysis are based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”). All references to the second quarter and first six months of 2023 and 2022 mean the three and six-month periods ended June 30, 2023 and 2022. In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2022 Form 10-K.

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

Our experience developing and marketing products for international markets has enabled us to develop the scale, logistics, marketing, manufacturing efficiencies and design expertise that serve as the foundation for us to expand aggressively into the highly attractive U.S., Canada, South America, Asia and Middle Easter markets.

Due to the imposition of significant trade tariffs on importation from China to the United States and the adverse effect such policies have on our operations, we are actively pursuing alternative product lines with positive growth potential. One such area pertains to the health-oriented furniture segment which continues to experience popularity, particularly in Asia. Since the second quarter of 2019, we have developed a line of high-end physiotherapeutic jade mats with China-based manufacturing partners for use in therapy clinics, hospitality, and real estate projects in Asia. We launched our first flagship showroom/retail store in Kuala Lumpur, Malaysia in late 2019, which, after a COVID-19 related closing, was reopened in May 2020. On August 28, 2020, after few months reopening, Malaysia government extended Movement Control Order to prohibit the businesses to open to public until March 5, 2021 to contain the spread of COVID-19. After the re-opening on March 5, 2021, Malaysia imposed a new nationwide lockdown on May 12, 2021 until early June 2021 which was subsequently extended to early October 2021. In October 2021, the Order was lifted for people who are fully vaccinated and our store has been reopened since. In April 2022, Malaysia has reopened the border for foreign visitors. We have limited experience with operations in Southeast Asia and considerable management attention and resources may be required to manage these new markets and product lines. We may be subject to additional risks including credit risk, inflation, currency exchange rate fluctuations, foreign exchange controls, import and export requirements, potentially adverse tax consequences and higher costs associated with doing business internationally.

Beginning in early 2020, a strain of novel coronavirus (“COVID-19”) has spread globally including the U.S. and Malaysia. In March 2020, the World Health Organization declared the COVID-19 a pandemic. In response to the evolving dynamics related to the COVID-19 outbreak, the Company has been following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and retail partners. The Company’s two showrooms and warehouse in Malaysia was closed from March, 2020 to May, 2020. The Los Angeles facility closed on March 16, 2020 and reopened in full operation on June 1, 2020. On May 12, 2020, the Company’s Kuala Lumpur office and warehouse reopened for business. On August 28, 2020, the Malaysia government extended the shutdown order to all business until March 5, 2021. After the re-opening on March 5, 2021, Malaysia government imposed a new nationwide lockdown on May 12, 2021 until early June 2021 which was subsequently extended to early October 2021. In October 2021, the Order was lifted for people who are fully vaccinated and our store has been reopened since. In April 2022, Malaysia has reopened the border for foreign visitors. The third-party contract manufacturers that the Company utilizes in China were closed from the beginning of the Lunar New Year Holiday at the end of January 2020 through the beginning of March 2020. Certain of the Company’s new products are being sourced from manufacturers in India starting in 2020. The factories in India suspended their operations as a result of the COVID-19 pandemic during March through early May 2020. Currently, the factories in India are open for operations. Shipping of products from Asia has experienced significant delays since the onset of the pandemic and the costs of shipping from Asia have increased since the onset. In June 2022, all the shipping and related costs from Asia have been back to normal. Any new COVID-19 outbreaks will have a material adverse impact on the demand for its products. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the future business interruption and the related financial impact cannot be reasonably estimated at this time.

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

Reverse split

On May 22, 2023, the Company filed a Certificate of Change with the Secretary of State of Nevada with an effective date of May 22, 2023, at which time a 1-for-5 reverse stock split of the Company’s authorized shares of common stock, par value $0.001, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”), shall be effected. All references to shares and per share data have been retroactively restated to reflect such split.

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

Accounts Receivable

Our accounts receivable arises from product sales. We do not adjust receivables for the effects of a significant financing component at contract inception if we expect to collect the receivables in one year or less from the time of sale. We do not expect to collect receivables greater than one year from the time of sale. Our policy is to maintain an allowance for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. We maintained an allowance for bad debt of $2,718 and $2,104 as of June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, bad debts (reversal) provision from continuing operations was ($196) and $1,060, respectively; $65 and ($820) for the three months ended June 30, 2023 and 2022, respectively. During the six and three months ended June 30, 2023 and 2022, bad debt expenses from discontinued operations were $0. As of June 30, 2023, we had gross receivable of $1,206,030 of which $208,478 was over 90 days past due. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing trade accounts receivable. We determine the allowance based on historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

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

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax expense for the six and three months ended June 30, 2023 and 2022 are $0, and are primarily related to quarter-to-date income generated from foreign operation.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the six months ended June 30, 2023, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

As of June 30, 2023 and December 31, 2022, the accumulated undistributed earnings generated by its foreign subsidiaries were approximately $25.3 million and $25.6 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of June 30, 2023 and 2022, unrecognized tax benefits were approximately $0. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $0 as of June 30, 2023 and 2022.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the six months ended June 30, 2023 and 2022, is as follows:

	Gross UTB
	2023	2022

Balance – January 1 and June 30	$-	$-

As of June 30, 2023 and December 31, 2022, the Company had cumulatively accrued approximately $0 for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled $0 for the six and three months ended June 30, 2023 and 2022, respectively, related to the Company’s continuing operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault. As alternatives for the product return option, the customers have the option of asking us for a discount for products with quality issues, or of receiving replacement parts from us at no cost. The amount of reserves for return of products, the discount provided to the customers, and cost for the replacement parts were immaterial for the six months and three months ended June 30, 2023 and 2022.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2023	RM4.67 to 1
December 31, 2022	RM4.40 to 1

Income statement and cash flow items
For the six months ended June 30, 2023	RM4.46 to 1
For the six months ended June 30, 2022	RM4.27 to 1

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

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

The following table sets forth the results of our operations for the three months ended June 30, 2023 and 2022. Certain columns may not add due to rounding.

	Three Months Ended June 30,
	2023		2022
	$	% of Sales	$	% of Sales
Net sales	$4,462,429		$3,813,047
Cost of sales	3,015,089	68%	(7,361,224)	(193)%
Gross profit	1,447,340	32%	(3,548,177)	(93)%
Operating expenses	(1,825,577)	(41)%	(2,134,539)	(56)%
Loss from operations	(378,237)	(8)%	(5,682,716)	(149)%
Other expenses, net	(157,944)	(4)%	(8,791)	0%
Income tax expenses	(2,400)	0%	-	-%
Loss from continuing operations	(538,581)	(12)%	(5,691,507)	(149)%
Loss from discontinued operations	-	-%	-	-%
Net loss	(538,581)	(12)%	(5,691,507)	(149)%

Net Sales

Net sales from continuing operations for the three months ended June 30, 2023 were $4.46 million, an increase of 17% from $3.81 million for the same period of 2022. This increase in net sales resulted primarily from a 149% increase in sales volume, partially offset by a 53% decrease in average selling price. Our three largest selling product categories for the three months ended June 30, 2023 were jade mats, sofas and beds, which accounted for approximately 45%, 25% and 8% of sales from continuing operations, respectively. For the three months ended June 30, 2022, the three largest selling categories were sofas, beds and chairs, which accounted for approximately 37%, 14% and 11% of sales from continuing operations, respectively.

The $0.65 million increase in net sales from continuing operations for the three months ended June 30, 2023, compared to the same period of 2022, was mainly due to increased sales to Asia. Sales to Asia increased by $1.93 million to $1.99 million for the three months ended June 30, 2023, compared to $0.06 million for the same period of 2022, such increase mainly due to our liquidation sales of the entire inventory of jade mats in Nova Malaysia for $1.99 million. However, the increase in net sales from continuing operations was partially offset by the decrease in sales to North America and other countries. Sales to North America decreased by 30% to $2.44 million for the three months ended June 30, 2023, compared to $3.48 million for the same period of 2022, such decrease mainly due to inflation, U.S. tightening monetary policy, reducing the purchasing power of the customers and thus making them less willing to spend in nonfood categories. Sales to other countries decreased by $232,780 to $33,317 for the three months ended June 30, 2023, from $266,097 for the same period of 2022, primarily due to less direct container sales in other countries.

Cost of Sales

Cost of sales from continuing operations consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales from continuing operations decreased by 59% to $3.02 million for the three months ended June 30, 2023, compared to $7.36 million for the same period of 2022. Cost of sales as a percentage of sales decreased to 68% for the three months ended June 30, 2023, compared to 193% for the same period of 2022. The decrease in cost of sales in dollar term and cost of sales as a percentage of sales were mainly a result of our decreased inventory write down of $23,113, primarily for the products in U.S., for the three months ended June 30, 2023, compared to $5.12 million of inventory write down, primarily for the jade mats in Malaysia, for the same period of 2022.

Moreover, if total cost of sales from continuing operations excluded our inventory write down of $23,113 and $5.12 million for the three months ended June 30, 2023 and 2022, respectively, total cost of sales from continuing operations would increase by 33% to $2.99 million for the three months ended June 30, 2023, compared to $2.24 million for the same period of 2022, and cost of sales as a percentage of sales would increase to 67% for the three months ended June 30, 2023, compared to 59% for the same period of 2022. The increase in cost of sales in dollar term and cost of sales as a percentage were due to the increased net sales, including the liquidation sales of the jade mats in Malaysia which came with low profit margin for the three months ended June 30, 2023.

Gross Profit

Gross profit from continuing operations was $1.45 million for the three months ended June 30, 2023, compared to gross loss of $3.55 million for the same period of 2022, representing an increase in gross profit of $5.00 million. Our gross profit margin was 32% for the three months ended June 30, 2023, compared to a gross loss margin of 93% for the same period of 2022. The increase in gross profit and gross profit margin was mainly a result of two factors: (a) the increase in our net sales for the three months ended June 30, 2023, compared to the same period of 2022; (b) our decreased inventory write down of $23,113 for the three months ended June 30, 2023, compared to $5.12 million of inventory write down for the same period of 2022.

Moreover, if total cost of sales from continuing operations excluded our inventory write down of $23,113 and $5.12 million for the three months ended June 30, 2023 and 2022, respectively, gross profit would be $1.47 million for the three months ended June 30, 2023, compared to gross profit of $1.57 million for the same period of 2022, and our gross profit margin would be 33% for the three months ended June 30, 2023, compared to a gross profit margin of 41% for the same period of 2022. The decrease in gross profit and gross profit margin was mainly due to the liquidation sales of the jade mats in Malaysia which came with low profit margin during the three months ended June 30, 2023.

Operating Expenses

Operating expenses from continuing operations consisted of selling, general and administrative expenses. Operating expenses from continuing operations were $1.83 million for the three months ended June 30, 2023, compared to $2.13 million for the same period of 2022. Selling expenses from continuing operations decreased by 27%, or $0.21 million, to $0.57 million for the three months ended June 30, 2023, from $0.77 million for the same period of 2022, primarily due to decreased marketing and advertising expenses. In addition, general and administrative expenses from continuing operations decreased by 8%, or $0.10 million, to $1.26 million for the three months ended June 30, 2023, from $1.36 million for the same period of 2022, primarily due to a decrease in technology services fees of $0.13 million.

Other Expenses, Net

Other expenses, net, from continuing operations were $157,944 for the three months ended June 30, 2023, compared to $8,791 for the same period of 2022, representing an increase in other expenses of $149,153. The increase in other expenses was due primarily to an increase in foreign exchange loss of $174,159 to $128,278 for the three months ended June 30, 2023, from foreign exchange gain of $45,881 for the same period of 2022. The increase in foreign exchange loss was mainly a result of the depreciation of Malaysian Ringgit against U.S. dollars on the liquidation sales of jade mats in Malaysia. However, the increase in other expenses was partially offset by an increase in non-operating income of $16,173 for the three months ended June 30, 2023, compared to the same period of 2022. The increase in non-operating income mainly resulted from the sales orders cancelled by the customers who agreed not to have credit back from us.

Income Tax Expenses

Income tax expenses from continuing operations were $2,400 for the three months ended June 30, 2023, compared to $0 for the same period of 2022. The income tax expenses were primarily related to minimum California state tax incurred from continuing operations.

Loss from Continuing Operations

As a result of the foregoing, our loss from continuing operations was $0.54 million for the three months ended June 30, 2023, compared to $5.69 million for the same period of 2022.

Loss from Discontinued Operations

On February 15, 2022, we transferred our entire assets and business in Nova HK to Nova Malaysia, one of our subsidiaries. Operations of Nova HK were reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. We had no loss from discontinued operations for the three months ended June 30, 2023 and 2022, respectively.

Net Loss

As a result of the foregoing, our net loss was $0.54 million for the three months ended June 30, 2023, compared to $5.69 million for the same period of 2022.

Comparison of Six Months Ended June 30, 2023 and 2022

The following table sets forth the results of our operations for the six months ended June 30, 2023 and 2022. Certain columns may not add due to rounding.

	Six Months Ended June 30,
	2023		2022
	$	% of Sales	$	% of Sales
Net sales	$6,336,994		$7,478,993
Cost of sales	(4,228,352)	(67)%	(9,498,842)	(127)%
Gross profit	2,108,642	33%	(2,019,849)	(27)%
Operating expenses	(3,670,489)	(58)%	(4,477,225)	(60)%
Loss from operations	(1,561,847)	(25)%	(6,497,074)	(87)%
Other expenses, net	(196,649)	(3)%	(66,726)	(1)%
Income tax expenses	(2,400)	0%	-	-%
Loss from continuing operations	(1,760,896)	(28)%	(6,563,800)	(88)%
Loss from discontinued operations	-	-%	(25,754)	0%
Net loss	(1,760,896)	(28)%	(6,589,554)	(88)%

Net Sales

Net sales from continuing operations for the six months ended June 30, 2023 were $6.34 million, a decrease of 15% from $7.48 million for the same period of 2022. This decrease in net sales resulted primarily from a 46% decrease in average selling price, partially offset by a 56% increase in sales volume. Our three largest selling product categories for the six months ended June 30, 2023 were jade mats, sofas and beds, which accounted for approximately 31%, 30% and 11% of sales from continuing operations, respectively. For the six months ended June 30, 2022, the three largest selling categories were sofas, beds and chairs, which accounted for approximately 41%, 14% and 10% of sales from continuing operations, respectively.

The $1.14 million decrease in net sales from continuing operations for the six months ended June 30, 2023, compared to the same period of 2022, was mainly due to decreased sales to North America and other countries. Sales to North America decreased by 41% to $4.19 million for the six months ended June 30, 2023, compared to $7.10 million for the same period of 2022, such decrease mainly due to inflation, U.S. tightening monetary policy, reducing the purchasing power of the customers and thus making them less willing to spend in nonfood categories. Sales to other countries decreased by $168,814 to $151,217 for the six months ended June 30, 2023, from $320,031 for the same period of 2022, such decrease mainly due to less direct container sales in other countries. However, the decrease in net sales from continuing operations was partially offset by the increase in sales to Asia. Sales to Asia increased by $1.93 million to $1.99 million for the six months ended June 30, 2023, from $0.06 million for the same period of 2022, primarily due to our liquidation sales of the entire inventory of jade mats in Nova Malaysia for $1.99 million.

Cost of Sales

Cost of sales from continuing operations consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales from continuing operations decreased by 55% to $4.23 million for the six months ended June 30, 2023, compared to $9.50 million for the same period of 2022. Cost of sales as a percentage of sales decreased to 67% for the six months ended June 30, 2023, compared to 127% for the same period of 2022. The decrease in cost of sales in dollar term and cost of sales as a percentage were a result of two factors: (a) our decreased inventory write down of $108,785, primarily for the products in U.S., for the six months ended June 30, 2023, compared to $5.12 million of inventory write down, primarily for the jade mats in Malaysia, for the same period of 2022; (b) the decrease in our net sales for the six months ended June 30, 2023, compared to the same period of 2022.

Moreover, if total cost of sales from continuing operations excluded our inventory write down of $108,785 and $5.12 million for the six months ended June 30, 2023 and 2022, respectively, total cost of sales from continuing operations would decrease by 6% to $4.12 million for the six months ended June 30, 2023, compared to $4.38 million for the same period of 2022, and cost of sales as a percentage of sales would increase to 65% for the six months ended June 30, 2023, compared to 59% for the same period of 2022. The decrease in cost of sales in dollar term was mainly due to the decrease in our net sales for the six months ended June 30, 2023, compared to the same period of 2022. The increase in cost of sales as a percentage was mainly a result of the liquidation sales of the jade mats in Malaysia which came with low profit margin during the six months ended June 30, 2023.

Gross Profit

Gross profit from continuing operations was $2.11 million for the six months ended June 30, 2023, compared to gross loss of $2.02 million for the same period of 2022, representing an increase in gross profit of $4.13 million. Our gross profit margin was 33% for the six months ended June 30, 2023, compared to a gross loss margin of 27% for the same period of 2022. The increase in gross profit and gross profit margin was mainly a result of our decreased inventory write down of $108,785 for the six months ended June 30, 2023, compared to $5.12 million of inventory write down for the same period of 2022.

Moreover, if total cost of sales from continuing operations excluded our inventory write down of $108,785 and $5.12 million for the six months ended June 30, 2023 and 2022, gross profit would be $2.22 million for the six months ended June 30, 2023, compared to gross profit of $3.10 million for the same period of 2022, and our gross profit margin would be 35% for the six months ended June 30, 2023, compared to a gross profit margin of 41% for the same period of 2022. The decrease in gross profit and gross profit margin was mainly due to the decrease in our net sales along with the increase in our liquidation sales of the jade mats in Malaysia which came with low profit margin for the six months ended June 30, 2023.

Operating Expenses

Operating expenses from continuing operations consisted of selling, general and administrative expenses. Operating expenses from continuing operations were $3.67 million for the six months ended June 30, 2023, compared to $4.48 million for the same period of 2022. Selling expenses from continuing operations decreased by 17%, or $0.26 million, to $1.28 million for the six months ended June 30, 2023, from $1.54 million for the same period of 2022, primarily due to decreased marketing and advertising expenses. In addition, general and administrative expenses from continuing operations decreased by 19%, or $0.55 million, to $2.39 million for the six months ended June 30, 2023, from $2.94 million for the same period of 2022, primarily due to a decrease in technology services fees, consulting fees and audit fees of $0.29 million, $0.16 million and $0.13 million, respectively.

Other Expenses, Net

Other expenses, net, from continuing operations were $196,649 for the six months ended June 30, 2023, compared to $66,726 for the same period of 2022, representing an increase in other expenses of $129,923. The increase in other expenses was due primarily to an increase in foreign exchange loss of $197,305 to $133,661 for the six months ended June 30, 2023, from foreign exchange gain of $63,644 for the same period of 2022. The increase in foreign exchange loss was mainly a result of the depreciation of Malaysian Ringgit against U.S. dollars on the liquidation sales of jade mats in Malaysia. However, the increase in other expenses was partially offset by an increase in non-operating income of $28,277 and a decrease in financial expenses of $21,884 for the six months ended June 30, 2023, compared to the same period of 2022. The increase in non-operating income mainly resulted from the sales orders cancelled by the customers who agreed not to have credit back from us, while the decrease in financial expenses was mainly a result of the decreased credit card transaction charges due to decreased sales for the six months ended June 30, 2023.

Income Tax Expenses

Income tax expenses from continuing operations were $2,400 for the six months ended June 30, 2023, compared to $0 for the same period of 2022. The income tax expenses were primarily related to minimum California state tax incurred from continuing operations.

Loss from Continuing Operations

As a result of the foregoing, our loss from continuing operations was $1.76 million for the six months ended June 30, 2023, compared to $6.56 million for the same period of 2022.

Loss from Discontinued Operations

On February 15, 2022, we transferred our entire assets and business in Nova HK to Nova Malaysia, one of our subsidiaries. Operations of Nova HK were reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. We had loss from discontinued operations of $0 and $0.03 million for the six months ended June 30, 2023 and 2022, respectively.

Net Loss

As a result of the foregoing, our net loss was $1.76 million for the six months ended June 30, 2023, compared to $6.59 million for the same period of 2022.

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

We rely primarily on internally generated cash flow and available working capital to support growth. We may seek additional financing in the form of bank loans or other credit facilities or funds raised through offerings of our equity or debt, if and when we determine such offerings are required. As of June 30, 2023, we do not have any credit facilities. We believe that our current cash and cash equivalents and anticipated cash receipts from sales of products will be sufficient to meet our anticipated working capital requirements and capital expenditures for the next 12 months.

We had net working capital of $2,032,794 at June 30, 2023, a decrease of $4,524,835 from net working capital of $6,557,629 at December 31, 2022. The ratio of current assets to current liabilities was 1.83-to-1 at June 30, 2023.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2023 and 2022:

	2023	2022
Cash provided by (used in):
Operating activities	$1,429,646	$(1,321,892)
Investing activities	(2,468,582)	(1,487)
Financing activities	-	-

Net cash provided by operating activities was $1.43 million for the six months ended June 30, 2023, an increase in cash inflow of $2.75 million from $1.32 million of cash used in operating activities for the same period of 2022.

The increase in cash inflow was attributable primarily to (i) an increase in cash inflow of $3.35 million for inventories to $2.42 million cash inflow for the six months ended June 30, 2023, from $0.93 million cash outflow for the same period of 2022, such increase in cash inflow being mainly due to less purchases made from our suppliers and the liquidation sales of the entire inventory of jade mats in Nova Malaysia for the six months ended June 30, 2023; and (ii) an increase in cash inflow of $1.18 million for other current assets to $1.17 million cash inflow for the six months ended June 30, 2023, from $0.02 million cash outflow for the same period of 2022, such increase in cash inflow being mainly a result of less prepayments to IT consulting firm due to the completion of our tour and web augmented reality development project during the six months ended June 30, 2023. The increase in operating cash inflow was partially offset by (i) an increase in cash outflow of $0.85 million for accounts receivable to $0.96 million cash outflow for the six months ended June 30, 2023, from $0.11 million cash outflow for the same period of 2022, such increase in cash outflow being mainly due to more credit sales, especially the credit sales of the entire inventory of jade mats in Nova Malaysia, for the six months ended June 30, 2023; and (ii) an increase in cash outflow of $0.44 million for advance to supplier to $0.04 million cash outflow for the six months ended June 30, 2023, from $0.40 million cash inflow for the same period of 2022, such increase in cash outflow being mainly due to more deposits paid to our suppliers with less goods received from them for the six months ended June 30, 2023.

Net cash used in investing activities was $2.47 million for the six months ended June 30, 2023, an increase in cash outflow of $2.47 million from $1,487 of cash used in investing activities for the same period of 2022. We incurred cash outflow of $2.47 million from the virtual tour and web augmented reality experience software project during the six months ended June 30, 2023. During the same period of 2022, we incurred cash outflow of $1,487 from purchase of office equipment.

Net cash provided by financing activities was $0 for the six months ended June 30, 2023 and 2022.

As of June 30, 2023, we had gross accounts receivable of $1,206,030, of which $54,001 was not yet past due, $943,550 was less than 90 days past due and $208,478 was more than 90 days past due. We had an allowance for bad debt of $2,718. As of August 4, 2023, 21 % of accounts receivable outstanding as of June 30, 2023 had been collected.

29% of our accounts receivable outstanding at December 31, 2022 had been collected during 2023.

As of June 30, 2023 and December 31, 2022, we had advances to suppliers of $57,889 and $21,173, respectively. These supplier prepayments are made for goods before we actually receive them.

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

As of August 4, 2023, $13,067 or 23% of our advances to suppliers outstanding at June 30, 2023 had been delivered to us in the form of purchases of furniture.

Shelf Registration

On October 8, 2020, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000. The shelf registration statement was declared effective on October 15, 2020. On July 23, 2021, the Company entered into a Securities Purchase Agreement with certain institutional investors for the sale by the Company of 222,902 shares of common stock. The shares were offered and sold by the Company pursuant to the effective shelf registration statement on Form S-3. The offering gross proceeds were $3,120,622 before deducting placement agent’s commissions and other offering costs, and the net proceeds of the offering were approximately $2,760,000. The offering closed on July 27, 2021.

Other Long-Term Liabilities

As of June 30, 2023, we recorded long-term taxes payable of $0.64 million, consisting of an income tax payable of $0.64 million, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on our post-1986 foreign unremitted earnings, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2023. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

On March 31, 2023, the Barney plaintiffs filed a Renewed Motion for Preliminary Approval of Class Action Settlement, Renewed Stipulation of Settlement (“Settlement”), and accompanying Memorandum of Points and Authorities. An initial Motion to Approve a Settlement Class and Proposed Settlement had been denied. Under the terms of the Settlement, and without admitting to any wrongdoing, fault, or liability, the Company agrees to a payment of $750,000 to completely resolve the Barney Action. The $750,000 would be funded by the remainder of any retention under applicable directors and officer liability insurance with the remainder paid by the directors and officer liability insurer. The Settlement provides for the class members’ complete release of all claims against the Company and the named defendants with respect to any of the matters alleged in the litigation. The Settlement is subject to various conditions, including preliminary approval by the Court, notice to all class members, an opt-out period, and a final hearing and approval by the Court.

On July 10, 2023, the Court granted the Motion for Preliminary Approval of Class Action Settlement. The Court set a Final Settlement hearing on November 6, 2023, wherein it will determine whether: (a) all procedural requirements for the settlement are met; and (b) the Settlement is fair, reasonable, adequate, and should be finally approved by the Court.

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

NOVA LIFESTYLE, INC.
(Registrant)

Date: August 14, 2023	By:	/s/ Thanh H. Lam
Thanh H. Lam Chairperson and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023		/s/ Jeffery Chuang
Jeffery Chuang Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

