Form 10-Q
period 2023-09-30
Nova Lifestyle, Inc.
filed 2023-11-14
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,634,727 shares of common stock outstanding as of November 10, 2023.

Nova LifeStyle, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF September 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$749,009	$1,374,167
Accounts receivable, net	68,511	288,478
Advance to suppliers	75,183	21,173
Inventories	1,904,380	4,932,642
Prepaid expenses	824,867	1,504,671
Other receivables	20,548	79,175

Total Current Assets	3,642,498	8,200,306

Noncurrent Assets
Plant, property and equipment, net	297,366	368,624
Operating lease right-of-use assets, net	2,080,010	2,660,977
Intangible assets, net	2,209,696	13,837
Lease deposit	69,402	71,146
Goodwill	218,606	218,606

Total Noncurrent Assets	4,875,080	3,333,190

Total Assets	$8,517,578	$11,533,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF September 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022

	September 30, 2023	December 31, 2022

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$488,229	$321,261
Operating lease liability, current	710,217	736,428
Advance from customers	214,471	170,139
Accrued liabilities and other payables	368,857	413,599
Income tax payable	569,474	629
Other loan interest payable	-	621
Current liabilities of discontinued operations	-	-

Total Current Liabilities	2,351,248	1,642,677

Noncurrent Liabilities
Other Loan	148,226	150,000
Operating lease liability, non-current	1,427,894	1,971,386
Income tax payable	643,112	1,157,603

Total Noncurrent Liabilities	2,219,232	3,278,989

Total Liabilities	4,570,480	4,921,666

Contingencies and Commitments

Stockholders’ Equity
Common stock, $0.001 par value; 250,000,000 shares authorized, 1,555,580 shares issued and outstanding as of September 30, 2023 and 3,000,000 shares authorized, 1,434,815 shares issued and outstanding; December 31, 2022, respectively	1,558	1,440
Additional paid-in capital	43,528,956	43,239,701
Accumulated other comprehensive (loss) income	172,662	77,242
Accumulated deficits	(39,756,078)	(36,706,553)

Total Stockholders’ Equity	3,947,098	6,611,830

Total Liabilities and Stockholders’ Equity	$8,517,578	$11,533,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE NINE MONTHS AND THREE MONTHS ENDED September 30, 2023 AND 2022 (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022

Net Sales	$8,813,128	$10,495,097	$2,476,134	$3,016,104

Cost of Sales	5,639,925	11,377,203	1,411,573	1,878,361

Gross (Loss) Profit	3,173,203	(882,106)	1,064,561	1,137,743

Operating Expenses
Selling expenses	1,871,696	2,181,750	592,089	643,206
General and administrative expenses	3,914,291	4,387,216	1,523,409	1,448,535

Total Operating Expenses	5,785,987	6,568,966	2,115,498	2,091,741

Loss From Operations	(2,612,784)	(7,451,072)	(1,050,937)	(953,998)

Other Income (Expenses)
Non-operating income	18,208	(10,301)	316	84
Foreign exchange transaction (loss) income	(177,399)	(644,525)	(43,738)	(708,169)
Interest (expense) income, net	(4,589)	(22,713)	(1,358)	(2,261)
Financial expense	(123,190)	(148,181)	(45,541)	(48,648)

Total Other Expenses, Net	(286,970)	(825,720)	(90,321)	(758,994)

Loss Before Income Taxes and Discontinued Operations	(2,899,754)	(8,276,792)	(1,141,258)	(1,712,992)

Income Tax Expense	(149,771)	-	(147,371)	-

Loss From Continuing Operations	(3,049,525)	(8,276,792)	(1,288,629)	(1,712,992)

Loss From Discontinued Operations	-	(25,754)	-	-

Net Loss	(3,049,525)	(8,302,546)	(1,288,629)	(1,712,992)

Other Comprehensive Loss
Foreign currency translation	95,420	(994,394)	194,710	(699,802)

Net Loss and Comprehensive Loss	(2,954,105)	(9,296,940)	(1,093,919)	(2,412,794)

Weighted average shares outstanding - Basic and Diluted	1,484,358	1,377,043	1,547,423	1,386,586

Loss from continuing operations per share of common stock
Basic and Diluted	$(2.05)	$(6.01)	$(0.83)	$(1.24)

Loss from discontinued operations per share of common stock
Basic and Diluted	$-	$(0.02)	$-	$-

Net loss per share of common stock
Basic and Diluted	$(2.05)	$(6.03)	$(0.83)	$(1.24)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED September 30, 2023 AND 2022 (UNAUDITED)

Three Months Ended September 30, 2023

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits)	Equity

Balance at beginning of period	1,465,090	$1,470	$43,332,158	$(22,048)	$(38,467,449)	$4,844,131

Stock issued to employees	300	-	885	-	-	885

Stock issued to consultants	77,500	77	165,924	-	-	166,001

Stock issued to designer	12,690	11	29,989	-	-	30,000

Foreign currency translation loss	-	-	-	194,710	-	194,710

Net loss	-	-	-	-	(1,288,629)	(1,288,629)

Balance at end of period	1,555,580	$1,558	$43,528,956	$172,662	$(39,756,078)	$3,947,098

Three Months Ended September 30, 2022

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits)	Equity

Balance at beginning of period	1,378,263	$1,378	$42,979,802	$87,258	$(26,194,436)	$16,874,002

Stock issued to employees	300	0	3,300	-	-	3,300

Stock issued to consultants	11,647	12	169,608	-	-	169,620

Foreign currency translation loss	-	-	-	(893,312)	-	(893,312)

Net loss	-	-	-	-	(1,712,992)	(1,712,992)

Balance at end of period	1,390,210	$1,390	$43,152,710	$(806,054)	$(27,907,428)	$14,440,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

Nine Months Ended September 30, 2023

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits)	Equity

Balance at beginning of period	1,423,836	$1,440	$43,239,701	$77,242	$(36,706,553)	$6,611,830

Stock issued to employees	900	1	1,770	-	-	1,771

Stock issued to consultants	87,500	75	198,811	-	-	198,886

Stock issued to designer	32,365	32	88,674	-	-	88,706

Fractional shares due to 1:5 stock split	10,979	10	-	-	-	10

Foreign currency translation loss	-	-	-	95,420	-	95,420

Net loss	-	-	-		(3,049,525)	(3,049,525)

Balance at end of period	1,555,580	$1,558	$43,528,956	$172,662	$(39,756,078)	$3,947,098

Nine Months Ended September 30, 2022

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits)	Equity

Balance at beginning of period	1,367,348	$1,367	$42,665,853	$381,850	$(19,604,882)	$23,444,188

Stock issued to employees	900	1	9,899	-	-	9,900

Stock issued to consultants	21,961	22	476,958	-	-	476,980

Foreign currency translation loss	-	-	-	(1,187,904)	-	(1,187,904)

Net loss	-	-	-	-	(8,302,546)	(8,302,546)

Balance at end of period	1,390,210	$1,390	$43,152,710	$(806,054)	$(27,907,428)	$14,440,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

	Nine Months Ended September 30,
	2023	2022

Cash Flows From Operating Activities
Net loss	$(3,049,525)	$(8,302,546)
Net loss from discontinued operations	-	(25,754)
Net loss from continuing operations	(3,049,525)	(8,276,792)

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	207,073	68,755
Amortization of operating lease right-of-use assets	571,534	632,766
Write down of inventories	132,329	5,169,347
Stock based compensation expense	290,655	486,880
Changes in bad debt allowance	(2,222)	2,376
Changes in operating assets and liabilities:
Accounts receivable	222,189	(295,163)
Advance to suppliers	(54,010)	664,462
Inventories	2,857,461	(1,706,482)
Other current assets	680,545	53,309
Operating lease liabilities	(560,171)	(632,766)
Accounts payable	166,968	570,090
Advance from customers	44,332	(211,574)
Accrued liabilities and other payables	(47,061)	(12,731)
Taxes payable	60,050	(87,807)

Net Cash Provided by (Used in) Continuing Operations	1,520,147	(3,575,330)
Net Cash Provided by Discontinued Operations	-	121,771
Net Cash Used in Operating Activities	1,520,147	(3,453,559)

Cash Flows From Investing Activities
Purchase of property and equipment	-	(5,771)
Purchase of intangible assets	(2,437,727)	-

Net Cash Used in Continuing Operations	(2,437,727)	(5,771)
Net Cash Used in Discontinued Operations	-	-
Net Cash Used in Investing Activities	(2,437,727)	(5,771)

Cash Flows From Financing Activities

Net Cash Provided by Continuing Operations	-	-
Net Cash Provided by Discontinued Operations	-	-
Net Cash Provided by Financing Activities	-	-

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$292,422	$353,326

Net Decrease in Cash and Cash Equivalents	(625,158)	(3,106,004)

Cash and Cash Equivalents, Beginning of Period	1,374,167	6,276,106

Cash and Cash Equivalents, Ending of Period	$749,009	$3,170,102

Supplemental Disclosure of Cash Flow Information

Continuing operations:
Cash paid during period for:
Income tax payments	$202,288	$247,898
Interest expense	$4,780	$9,016

Discontinued operations:
Cash paid during period for:
Income tax payments	$-	$-
Interest expense	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

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

On December 7, 2017, Nova LifeStyle incorporated i Design Blockchain Technology, Inc. (“i Design”) under the laws of the State of California. The purpose of i Design is to build the Company’s own blockchain technology team. This company will focus on the application of blockchain technology in the furniture industry, including encouraging and facilitating interactions among designers and customers, and building a blockchain-powered platform that enables designers to showcase their products, including current and future furniture designs. This company is in the planning stage and has had minimal operations through September 30, 2023.

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

The interim condensed consolidated financial information as of September 30, 2023 and for the nine months and three months periods ended September 30, 2023 and 2022 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, previously filed with the SEC on April 17, 2023.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of September30, 2023, its interim condensed consolidated results of operations and cash flows for the nine months and three months ended September 30, 2023 and 2022, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Amendments to Articles of Incorporation

On September 5, 2023, the Company filed the Certificate of Change (the “Amendment”) with the Secretary of State for the State of Nevada to amend its Articles of Incorporation to increase the amount of authorized shares of its common stock, par value $0.001 per share, from 3,000,000 to 250,000,000. The Amendment was approved by the Company’s Board of Directors (the “Board”) on June 28, 2023 and by the shareholders at a special meeting of the Company’s shareholders held on August 31, 2023. The Amendment does not affect the rights of the Company’s shareholders and was effective immediately upon filing.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the two-step goodwill impairment test for the Diamond Bar reporting unit. Accordingly, as of September 30, 2023 and December 31, 2022, the Company concluded there was no impairment of goodwill of Diamond Bar.

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

Balance at January 1, 2023	$2,914
Provision for the period	(2,222)
Balance at September 30, 2023	$692

The bad debts (reversal) provision from continuing operations was ($2,222) and $2,376 for the nine months ended September 30, 2023 and 2022, respectively; ($2,026) and $1,316 for the three months ended September 30, 2023 and 2022, respectively. Bad debt provision and written off from discontinued operations were $0 for the nine and three months ended September 30, 2023 and 2022.

Advances to Suppliers

Advances to suppliers represent amounts paid to suppliers in advance for goods that are yet to be delivered and from which future economic benefits are expected to flow to the Company within the normal operating cycle. Based on its historical record and in normal circumstances, the Company receives goods within 4 to 6 months from the date the advance payment is made. Due to the COVID-19 pandemic, freight transportation of products from the Company’s international suppliers has been delayed or suspended during the outbreak. Any provisions for allowance for advances to suppliers, if deemed necessary, are included in general and administrative expenses in the condensed consolidated statements of operations. During the nine months and three months ended September 30, 2023 and 2022, no provision was made on advances to suppliers.

Inventories

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. The Company wrote down $132,329 and $5,169,347 of slow-moving inventory from continuing operations for the nine months ended September 30, 2023 and 2022, respectively and $23,544 and $50,293 from continuing operations for the three months ended September 30, 2023 and 2022, respectively. The inventory write-down is included in “Cost of Sales” in the condensed consolidated statements of operations. There were no write-downs of inventories from the Company’s discontinued operations for the nine and three months ended September 30, 2023 and 2022.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the nine and three months ended September 30, 2023 and 2022.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expenses from continuing operations were $10,144 and $10,328 for the nine months ended September 30, 2023 and 2022, respectively; and $0 and $660 for the three months ended September 30, 2023 and 2022, respectively. Research and development expenses from discontinued operations were $0 for the nine and three months ended September 30, 2023 and 2022, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax expense for the nine months ended September 30, 2023 and 2022 are $149,771 and $0, respectively, and are primarily related to quarter-to-date income generated from foreign operation. The income tax expense for the three months ended September 30, 2023 and 2022 are $147,371 and $0, and are primarily related to quarter-to-date net loss generated from foreign operation.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the nine months ended September 30, 2023, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

As of September 30, 2023 and December 31, 2022, the accumulated undistributed earnings generated by its foreign subsidiaries were approximately $25.5 million and $25.6 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of September 30, 2023 and 2022, unrecognized tax benefits were approximately $0. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $0 as of September 30, 2023 and 2022.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the nine months ended September 30, 2023 and 2022, is as follows:

	Gross UTB
	2023	2022

Balance – January 1 and September 30	$-	$-

As of September 30, 2023 and December 31, 2022, the Company had cumulatively accrued approximately $0 for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled $0 for the nine and three months ended September 30, 2023 and 2022, respectively, related to the Company’s continuing operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

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

The Company’s sales policy allows for product returns within the warranty period if the product is defective and the defects are the Company’s fault. As alternatives to the product return option, the customers have the option of requesting a discount from the Company for products with quality issues or of receiving replacement parts from the Company at no cost. The amount for product returns, the discount provided to the Company’s customers, and the costs for replacement parts were immaterial for the nine months and three months ended September 31, 2023 and 2022.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the nine months ended September 30, 2023 and 2022, shipping and handling credits from continuing operations were ($3,233) and $1,398, respectively; and ($2,678) and $1,222 for the three months ended September 30, 2023 and 2022, respectively. During the nine and three months ended September 30, 2023 and 2022, shipping and handling costs from discontinued operations were $0.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense from continuing operations was $842,662 and $857,548 for the nine months ended September 30, 2023 and 2022, respectively; and $223,197 and 237,875 for the three months ended September 30, 2023 and 2022. Advertising expense from discontinued operations was $0 for the nine and three months ended September 30, 2023 and 2022.

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

The following table presents a reconciliation of basic and diluted loss per share for the nine and three months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022

Net loss from continuing operations	$(3,049,525)	$(8,276,792)	$(1,288,629)	(1,712,992)
Net loss from discontinued operations	-	(25,754)	-	-
Net loss	$(3,049,525)	$(8,302,546)	(1,288,629)	(1,712,992)

Weighted average shares outstanding – Basic and Diluted *	1,484,358	1,377,043	1,547,423	1,386,586

Net loss from continuing operations per share of common stock
Basic and Diluted	(2.05)	(6.01)	(0.83)	(1.24)

Net loss from discontinued operations income per share of common stock
Basic and Diluted	-	(0.02)	-	-

Net loss per share of common stock
Basic and Diluted	$(2.05)	$(6.03)	(0.83)	(1.24)

*	Including 78,100 and 11,356 shares that were granted and vested but not yet issued for the nine months ended September 30, 2023 and 2022, respectively.

For the nine and three months ended September 30, 2023, 600 shares of unvested restricted stock, vested stock options to purchase 25,400 shares of the Company’s common stock, and 245,192 shares exercisable under warrants were excluded from the EPS calculation, as their effect were anti-dilutive.

For the nine months and three months ended September 30, 2022, 28,500 shares of unvested restricted stock, vested stock options to purchase 26,800 shares of common stock of the Company, and 245,192 shares exercisable under warrants were excluded from the EPS calculation, as their effects were anti-dilutive.

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

One customer accounted for 23% of the Company’s sales from continuing operations for the nine months ended September 30, 2023. No customer accounted for 10% or more of the Company’s sales from continuing operations for the three months ended September 30, 2022. No customer accounted for 10% or more of the Company’s sales from continuing operations for the nine and three months ended September 30, 2022. One customer accounted for 36% of the Company’s gross accounts receivable as of September 30, 2023. Two customers accounted for 66% and 13%, respectively, of the Company’s gross accounts receivable as of December 31, 2022.

No customer accounted for 10% of the Company’s sales from discontinued operations for the nine and three months ended September 30, 2023 and 2022.

The Company purchased its products from two major vendors during the nine and three months ended September 30, 2023, respectively, accounting for a total of 34% for 2023 (19% and 15%) and 28% for 2022 (15% and 13%) of the Company’s purchases from continuing operations, respectively.

The Company purchased its products from two and three major vendors during nine and three months ended September 30, 2022, respectively, accounting for a total of 45% (23 and 22%) and 62% (25%, 25% and 12%) of the Company’s purchases.

Advances made to these major vendors were $0 as of September 30, 2023 and December 31, 2022. Accounts payable to these major vendors were $0 and $62,251 as of September 30, 2023 and December 31, 2022, respectively.

No vendor accounted for 10% of the Company’s purchases from discontinued operations for the nine and three months ended September 30, 2022.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2023	RM 4.69 to 1
December 31, 2022	RM 4.40 to 1

Income Statement and cash flow items
For the nine months ended September 30, 2023	RM 4.51 to 1
For the nine months ended September 30, 2022	RM 4.34 to 1

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

The Company recognized no impairment of ROU assets as of September 30, 2023 and December 31, 2022.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the consolidated balance sheets at September 30, 2023 and December 31, 2022.

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

September 30, 2022

Sales	$-
Cost of sales	-
Operating expenses	(3,671)
Other (expense) income, net	(22,083)
Loss before income taxes	(25,754)
Income tax benefit	-
Loss from discontinued operations	$(25,754)

Note 4 - Inventories

The inventories as of September 30, 2023 and December 31, 2022 totaled $1,904,380 and $4,932,642, respectively, and consisted entirely of finished goods.

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. The Company wrote down $132,329 and $5,169,347 of slow-moving inventory from continuing operations for the nine months ended September 30, 2023 and 2022, respectively; and $23,544 and $50,293 million for the three months ended September 30, 2023 and 2022, respectively. The inventory write-down is included in “Cost of Sales” in the condensed consolidated statements of operations. For the nine and three months ended September 30, 2023 and 2022, there was no write-downs of inventories from the Company’s discontinued operations.

Note 5 - Plant, Property and Equipment, Net

As of September 30, 2023 and December 31, 2022, plant, property and equipment consisted of the following:

	September 30, 2023	December 31, 2022
Computer and office equipment	$272,683	$276,567
Decoration and renovation	370,853	392,703
	643,536	669,270
Less: accumulated depreciation	(346,170)	(300,646)
	$297,366	$368,624

Depreciation expense was $53,641 and $62,110 for the nine months ended September 30, 2023 and 2022, respectively, and $17,383 and $19,949 for the three months ended September 30, 2023 and 2022. Depreciation expense from discontinued operations was $1,107 and $0 for the nine and three months ended September 30 2022.

Note 6 – Intangible Assets

As of September 30, 2023 and December 31, 2022, intangible assets consisted of the following:

	September 30, 2023	December 31, 2022
Accounting software	$26,800	$26,800
Virtual and augmented reality software	2,343,517	-
	2,370,317	26,800
Less: accumulated depreciation	(160,621)	(12,963)
	$2,209,696	$13,837

Amortization expense was $153,432 and $4,023 for the nine months ended September 30, 2023 and 2022; and $122,879 and $1,341 for the three months ended September 30, 2023 and 2022. Amortization of intangible assets from discontinued operations was $0 for the nine months ended September 30, 2023 and 2022, respectively.

On May 10, 2023, the virtual reality and augmented reality development project was completed and put it in use. The total payment to IT firm was 11,000,000 Malyaia Ringgit ($2,343,517) and was recorded as intangible asset. (see Note 8)

Note 7 - Advances to Suppliers

The Company makes advances to certain vendors for inventory purchases. The advances on inventory purchases were $75,183 and $21,173 as of September 30, 2023 and December 31, 2022, respectively. No impairment charges were made on advances to suppliers for the nine months and three months ended September 30, 2023 and 2022.

Note 8 - Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Prepaid expenses	$824,867	$1,504,671
Other receivables	20,548	79,175
	$845,415	$1,583,846

As of September 30, 2023 and December 31, 2022, prepaid expenses and other receivables mainly represented prepaid insurance, prepaid advertising expense, and Celero and Cardknox account balances. On September 12, 2023, Nova Malaysia entered into an agreement with a consulting firm to deliver consultancy service for AI Trends and Tools. Nova Malaysia agreed to pay 5,000,000 Malaysia Ringgit ($1,065,235) for the service. In September 2023, Nova Malaysia paid $2,800,000 ($596,532) to the consultant and was recorded as prepaid expense. In October 2022, Nova Malaysia entered into a business agreement with an I.T. firm to develop a virtual reality and augmented reality development project and related works. Nova Malaysia agreed to pay 10,000,000 Malaysia Ringgit ($2,130,470) for developing the project. The payment would be paid as first phase for 40% of total payment, second phase for 20% of total payment, third phase for 20% of total payment and fourth phase for 20% of total payment. On April 20, 2023, the Company entered into an amended agreement to update and test the project for additional $1,000,000 Malaysia Ringgit ($213,047). On May 10, 2023, the virtual reality and augmented reality development project was completed and put it in use. The total payment to IT firm was 11,000,000 Malyaia Ringgit ($2,343,517) and was recorded as intangible asset. (see Note 6)

Note 9 - Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Other payables	$26,337	$15,225
Salary payable	6,612	6,612
Financed insurance premiums	137,561	71,415
Auditing fee	20,000	85,000
Warranty liability	42,649	38,349
Accrued commission	71,262	69,592
Accrued expenses, others	64,436	127,406
	$368,857	$413,599

As of September 30, 2023 and December 31, 2022, other accrued expenses mainly included legal and professional fees, utilities and unpaid operating expenses incurred in Malaysia. Other payables represented balance on credit card, other taxes payable and 401(k) payable.

Note 10 - Other Loans

On June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. The Loan, which was in the form of a promissory note dated June 19, 2020, matures on June 19, 2050 and bears interest at a rate of 3.75% per annum, payable monthly beginning 12 months from the date of the promissory note. Funds from the Loan may only be used for working capital. The loan was secured by all tangible and intangible property of Diamond Bar. Interest of $4,184 and $4,272 had been accrued for this loan for the nine months ended September 30, 2023 and 2022, respectively; and $1,403 and $1,433 for the three months ended September 30, 2023 and 2022.

Note 11 - Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s President who is currently also the Chief Executive Officer and Chairperson of the Board. The lease is renewable and has been renewed each year since 2011. On April 3, 2023, the Company renewed the lease for an additional one year term at a cost of $34,561. During the nine and three months ended September 30, 2023, the Company recorded rental amounts of $25,921 and $8,640, respectively, which were included in selling expenses. During the nine months and three months ended September 30, 2022, the Company paid rental amounts of $17,281 and $8,641, respectively that are included in selling expenses.

On January 4, 2018, the Company entered into a sales representative agreement with a consulting firm, which is owned by the President, Chief Executive Officer and Chairperson of the Board, for sales representative service for a term of two years. On January 4, 2020, the Company renewed the agreement for an additional two years which was amended in July 2020. If not terminated during the first year, the agreement will continue until one party or the other terminates the agreement with 30 days written notice. The Company agreed to compensate the consulting firm via commission at predetermined rates of the relevant sales amount. During the nine and three months ended September 30, 2023, the Company recorded $267,880 and $115,969 as commission expense to this consulting firm, respectively. During the nine and three months ended September 30, 2022, the Company recorded $314,163 and $88,149 as commission expense to this consulting firm, respectively.

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

On August 31, 2023, the Company’s stockholders approved the Company’s 2023 Equity Incentive Plan (the “2023 Plan”) at its special shareholders’ meeting. The 2023 Plan was approved by the Board of Directors of the Company on June 28, 2023 and has a total of 800,000 shares of the Company’s common stock which may be granted as stock reward to attract and retain personnel, provide additional incentives to employees, directors and consultants and promote the success of the Company’s business.

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

Warrants

The following is a summary of the warrant activity for the nine months ended September 30, 2023:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2023	245,192	$17.50	4.02
Exercisable at January 1, 2023	-	$-	-
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at September 30, 2023	245,192	$17.50	3.27
Exercisable at September 30, 2023	245,192	$17.50	3.27

Shares Issued to Consultants

On November 2, 2021, the Company entered into an information technology consulting agreement with a consultant for analyzing and developing the Company’s information technology infrastructure and system, and related general business advisory services effective on November 2, 2021 for a one-year term. The Company agreed to grant the consultant 20,000 shares of the Company’s common stock, 10,000 shares issued before the end of November 2021 and remaining 10,000 shares were issued on the one-year anniversary of the agreement. The fair value of the 20,000 shares was $236,000, which was calculated based on the stock price of $11.80 per share on November 2, 2021 and has been amortized over the service term. The shares were issued pursuant to Nova Lifestyle, Inc. 2021 Omnibus Equity Plan (the “2021 Plan”). During the nine and three months ended September30, 2022, the Company charged $176,515 and $59,485 to operations as consulting expenses.

On November 2, 2021, the Company entered into a marketing consulting agreement with a consultant for developing branding and marketing strategies, analyzing and evaluating consumer data services effective on November 2, 2021 for a one-year term. The Company agreed to grant the consultant 20,000 shares of the Company’s common stock, 10,000 shares issued before the end of November 2021 and remaining 10,000 shares were issued on the one-year anniversary of the agreement. The fair value of the 20,000 shares was $236,000, which was calculated based on the stock price of $11.80 per share on November 2, 2021 and is being amortized over the service term. The shares were issued pursuant to the 2021 Plan. During the nine and three months ended September 30, 2022, the Company charged $176,515 and $59,485 to operations as consulting expenses.

On November 11, 2021, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2021 for a one-year term. The Company agreed to grant the consultant 4,000 shares of the Company’s common stock, vesting 25% on February 15, 2022, 25% on May 15, 2022, 25% on August 15, 2022 and 25% on November 15, 2022. The fair value of the 4,000 shares was $46,600, which was calculated based on the stock price of $11.65 per share on November 16, 2021 and have been amortized over the service term. The shares were issued pursuant to the 2021 Plan. During the nine and three months ended September 30, 2022, the Company charged $34,950 and $11,650 to operations as consulting expenses.

On January 28, 2022, the Company entered into an advisory service agreement with a designer for advising furniture design concept and development effective on February 1, 2022 for twelve months. The Company shall pay the designer $10,000 per month starting from February 1, 2022 for twelve months, in the form of the Company’s Common Stock, calculated based on the closing stock price on the first trading day of the corresponding month. The shares were issued pursuant to the 2021 Plan. During the nine months ended September 30, 2023 and 2022, the Company issued 4,348 and 16,461 shares to the designer and charged $10,000 and $80,000, respectively, to operations as designer fee. During the three months ended September 30, 2023 and 2022, the Company issued 0 and 8,147 shares to the designer, respectively, and charged $0 and $30,000, respectively to operations as designer fee.

On July 1, 2022, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on July 1, 2022 for a one-year term. The Company agreed to grant the consultant 10,000 shares of the Company’s common stock, vesting 25% on July 1, 2022, 25% on October 1, 2022, 25% on January 1, 2023 and 25% on April 1, 2023. The fair value of the 10,000 shares was $36,000, which was calculated based on the stock price of $3.60 per share on July 1, 2022 and has been amortized over the service term. The shares were issued pursuant to the 2021 Plan. During the nine and three months ended September 30, 2023, the Company charged $18,000 and $9,000, respectively, and charged $9,000 during nine and three months ended September 30, 2022, to operations as consulting expenses.

On November 16, 2022, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2022 for a one-year term. The Company agreed to grant the consultant 10,000 shares of the Company’s common stock, vesting 25% on February 15, 2023, 25% on May 15, 2023, 25% on August 15, 2023 and 25% on November 15, 2023. The fair value of the 10,000 shares was $28,000, which was calculated based on the stock price of $2.8 per share on November 16, 2022. The shares were issued pursuant to the 2021 Plan. During the nine and three months ended September 30, 2023, the Company charged $21,000 and $7,000, respectively, to operations as consulting expenses.

On January 28, 2023, the Company entered into an advisory service agreement with a designer for advising furniture design concept and development effective on February 1, 2023 for twelve months. The Company shall pay the designer $10,000 per month starting from February 1, 2023 for twelve months, in the form of the Company’s Common Stock, calculated based on the closing stock price on the first trading day of the corresponding month. The shares were issued pursuant to the 2021 Plan. During the nine and three months ended September 30, 2023, the company issued 28,018 shares and 12,690 to the designer and charged $80,000 and $30,000 to operations as designer fee.

On July 3, 2023, the Company entered into an IT consulting service agreement with three consultants for analyzing the Company’s IT infrastructure and system effective on July 3, 2023 for twelve months. The Company agreed to grant the consultant 300,000 shares of the Company’s common stock, vesting 25% on July 3, 2023, 25% on October 3, 2023, 25% on January 3, 2024 and 25% on April 3, 2024. The fair value of the 300,000 shares was $636,000, which was calculated based on the stock price of $2.12 per share on July 3, 2023. The shares were issued pursuant to the 2021 Plan. During the nine and three months ended September 30, 2023, the Company charged $159,000 to operations as consulting expenses.

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

Shares Issued to Employees

On November 11, 2021, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2021. The Company agreed to grant an award of 1,200 restricted Stock Units to the officer pursuant to the Company’s 2021 Omnibus Equity Plan. The fair value of these shares was $13,200, which was calculated based on the stock price of $11.00 per share on November 11, 2021, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 10, 2021, 25% on March 31, 2022, 25% on June 30, 2022 and 25% on September 30, 2022. During the nine and three months ended September 30, 2022, the Company amortized $9,900 and $3,300 to operations as stock compensation expense.

On November 11, 2022, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2022. The Company agreed to grant an award of 1,200 restricted Stock Units to the officer pursuant to the Company’s 2021 Omnibus Equity Plan. The fair value of these shares was $3,540, which was calculated based on the stock price of $2.95 per share on November 11, 2022, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 11, 2022, 25% on March 31, 2023, 25% on June 30, 2023 and 25% on September 30, 2023. During the nine and three months September 30, 2023, the Company record $2,655 and $885 to operations as stock compensation expense.

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

As of September 30, 2023, unrecognized share-based compensation expense was $524,000.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2023	26,800	$22.90	1.33
Exercisable at January 1, 2023	26,800	22.90	1.33

Granted	-	-	-
Exercised	-	-	-
Forfeited	1,400	46.25	-
Outstanding at September 30, 2023	25,400	21.61	0.61
Exercisable at September 30, 2023	25,400	21.61	0.61

(1)	The intrinsic value of the stock options at September 30, 2023 is the amount by which the market value of the Company’s common stock of $2.42 as of September 29, 2023 exceeds the average exercise price of the option. As of September 30, 2023, the intrinsic value of the outstanding and exercisable stock options was $0.

Note 13 - Geographical Analysis

Geographical distribution of sales consisted of the following for the nine and three months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Three Months ended September 30,
	2023	2022	2023	2022
Geographical Areas
North America	$6,622,335	$9,863,167	$2,430,230	$2,766,486
Asia	2,004,698	61,247	11,026	(1,034)
Other countries	186,095	570,683	34,878	250,652
	$8,813,128	$10,495,097	$2,476,134	$3,016,104

Geographical location of identifiable long-lived assets as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Geographical Areas
North America	$2,074,084	$2,545,270
Asia	372,694	555,477
	$2,446,778	$3,100,747

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

On July 15, 2019, Nova Malaysia entered into a sublease agreement for warehouse space with a two-year term, expiring on July 14, 2021. The initial monthly rental payment was 20,000 Malaysia Ringgit ($4,431) and was increased to 35,000 Malaysia Ringgit ($7,756) effective August 1, 2020. On July 15, 2021, Nova Malaysia extended the lease for another two years with an expiration date of July 31, 2023. Nova Malaysia did not extend this lease after July 31, 2023.

On October 29, 2019, Nova Malaysia entered into a lease agreement for a showroom with a two-year term, commencing on December 1, 2019 and expiring on November 30, 2021. On November 26, 2021, Nova Malaysia extended the lease to November 30, 2022 with an option for renewal for another term of 24 months. On October 4, 2022, Nova Malaysia renewed the lease for one year to November 30, 2023. The monthly rental payment is 9,280 Malaysia Ringgit ($2,057).

On August 20, 2020, Nova Malaysia entered into a sublease agreement for an office and service center with a two-year term, commencing on September 1, 2020 and expiring on August 31, 2022. On July 29, 2022, Nova Malaysia extended the lease for another two years with an expiration date of August 31, 2024. The monthly rental payment is 30,000 Malaysia Ringgit ($6,648).

Operating lease expense for the nine and three months ended September 30, 2023 and 2022 was as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022

Operating lease cost – straight line	$636,569	$640,430	197,588	213,477

The following is a schedule, by years, of maturities of operating lease liabilities as of September 30, 2023:

Operating Leases
2023	$192,795
2024	753,600
2025	701,142
Thereafter	598,820
Total undiscounted cash flows	2,246,357
Less: imputed interest	(108,246)
Present value of lease liabilities	2,138,111

Lease Term and Discount Rate

September 30, 2023
Weighted-average remaining lease term - years
Operating leases - USA	3.09
Operating leases - Malaysia	0.93

Weighted-average discount rate (%)
Operating leases - USA	3.36%
Operating leases - Malaysia	5.26%

Supplemental cash flow information related to leases where the Company was the lessee for the nine months ended September30, 2023 and 2022 was as follows:

	2023	2022

Operating cash outflows from operating leases	$618,083	$632,766

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

On July 10, 2023, the Court granted the Motion for Preliminary Approval of Class Action Settlement. The Court set a Final Settlement hearing on November 6, 2023, wherein it will determine whether: (a) all procedural requirements for the settlement are met; and (b) the Settlement is fair, reasonable, adequate, and should be finally approved by the Court. No objections or requests for exclusion from the settlement were filed. By Order entered November 1, 2023, the Court cancelled the hearing and advised the Motion for Final Approval will be resolved on the papers.

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

Note 16 - Subsequent Events

The Company has evaluated subsequent events through November 13, 2023, the date of the issuance of the condensed consolidated financial statements, and the following subsequent events have been identified.

On November 9, 2023, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2023. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2021 Omnibus Equity Plan. The fair value of these shares was $12,900, which was calculated based on the stock price of $2.15 per share on November 9, 2023, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 9, 2023, 25% on March 31, 2024, 25% on June 30, 2024 and 25% on September 30, 2024.

On November 9, 2023, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2023 for a one-year term. The Company agreed to grant the consultant 50,000 shares of the Company’s common stock, vesting 25% on February 15, 2024, 25% on May 15, 2024, 25% on August 15, 2024 and 25% on November 15, 2024. The fair value of the 50,000 shares was $107,500, which was calculated based on the stock price of $2.15 per share on November 9, 2023. The shares were issued pursuant to the 2021 Plan.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The following discussion and analysis are based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”). All references to the third quarter and first nine months of 2023 and 2022 mean the three and nine-month periods ended September 30, 2023 and 2022. In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2022 Form 10-K.

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

Discontinued Operations

On February 15, 2022, we transferred entire assets and business of Nova HK to Nova Malaysia, one of our subsidiaries. Operations of Nova HK were reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented.

Principal Factors Affecting Our Financial Performance

At the beginning of 2019, we commenced a transition of our business. We began moving away from low margin products. This move was intended to improve our gross profit margin, receivable collections and net profitability, and to increase our return on long-term equity. We decided to terminate sales and marketing efforts to customers that represented a high purchase volume but low profit margin, and we adjusted our product line, which included the launch of our Summer 2023 Collection in the Las Vegas and High Point Markets, with a view to attracting a higher-end ultimate customer. The core focus of the company’s direction today is entirely centered on product. Identifying a fashion-driven generational shift in the general perception and consumption of furniture and being more aware of actual consumer tastes and how best to fulfill and engage that need. Closely integrating product development alongside marketing results in appealing products that adheres to the scope of our target demographic of decision makers in the design, staging and retail fields. A process that is continually refined upon each release cycle, maintaining a singular, cohesive vision. In short, we have better identified our customers and how to cater to them – in the process gaining greater traction with every product launch considerably more so on an international level than ever previous. We believe these new strategies, will provide us with significant long term growth opportunities. The transition has and is expected to continue to adversely impact our revenue and our net profit in the short-term as we roll out new products and market those products to our existing client base and to new potential customers better suited for the higher end products, and as we assess our new products’ market acceptance. Significant factors that we believe could affect our operating results are the (i) prices of our products to our domestic and international retailer and wholesaler customers and their markups to end consumers; (ii) general economic conditions in the U.S., Chinese, and other international markets; and (iii) trade tariffs imposed by the United States on certain products manufactured in China; and (iv) the consequences of the COVID-19 outbreak throughout the world; and (v) high interest rate, inflation and slow- down in real estate market. We believe most of our customers are willing to pay for our high quality and stylish products, timely delivery, and strong production capacity at price levels which we expect will allow us to maintain a relatively high gross profit margin for our products. We do not manufacture our products, but instead we utilize third-party manufacturers. In response to the tariffs imposed by the United States on certain products manufactured in China, we are in the process of shifting a portion of our product manufacturing from third-party manufacturers located in China to third-party manufacturers located in other parts of Asia, such as Vietnam, India and/or Malaysia, countries unaffected by the tariffs. Implementation of a relocation of manufacturing (which by necessity includes an assessment of the factory’s ability to deliver the quantity of the product, in accordance with the Company’s specifications, and in accordance with the Company’s quality control requirements) is time-consuming, but a portion of our manufacturing has been transitioned to Malaysia and India starting in 2020 and we expect that more of our manufacturing will be transitioned to one or more of these venues. Some of our manufacturing will continue to be performed in China because the intellectual know-how necessary to manufacture certain products is not generally available in other Asian countries. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites should also allow us at least to maintain our gross profit margins. The markets in North America (excluding the United States) remains challenging because such markets are experiencing a slow-down and may be entering a recession due to high interest rate and inflation.

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

Reverse split

On May 22, 2023, the Company filed a Certificate of Change with the Secretary of State of Nevada with an effective date of May 22, 2023, at which time a 1-for-5 reverse stock split of the Company’s authorized shares of common stock, par value $0.001, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”), shall be affected. All references to shares and per share data have been retroactively restated to reflect such split.

Amendments to Articles of Incorporation

On September 5, 2023, the Company filed the Certificate of Change (the “Amendment”) with the Secretary of State for the State of Nevada to amend its Articles of Incorporation to increase the amount of authorized shares of its common stock, par value $0.001 per share, from 3,000,000 to 250,000,000. The Amendment was approved by the Company’s Board of Directors (the “Board”) on June 28, 2023 and by the shareholders at a special meeting of the Company’s shareholders held on August 31, 2023. The Amendment does not affect the rights of the Company’s shareholders and was effective immediately upon filing.

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

Accounts Receivable

Our accounts receivable arises from product sales. We do not adjust receivables for the effects of a significant financing component at contract inception if we expect to collect the receivables in one year or less from the time of sale. We do not expect to collect receivables greater than one year from the time of sale. Our policy is to maintain an allowance for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. We maintained an allowance for bad debt of $692 and $3,420 as of September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, bad debts (reversal) provision from continuing operations was ($2,222) and $2,376, respectively; ($2,026) and $1,316 for the three months ended September 30, 2023 and 2022, respectively. During the nine and three months ended September 30, 2023 and 2022, bad debt expenses from discontinued operations were $0. As of September 30, 2023, we had gross receivable of $69,203 of which $302 was over 90 days past due. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing trade accounts receivable. We determine the allowance based on historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

Advances to Suppliers

Advances to suppliers represent amounts paid to suppliers in advance for goods that are yet to be delivered and from which future economic benefits are expected to flow to the Company within the normal operating cycle. Based on our historical records and in normal circumstances, we generally receive goods within 4 to 6 months from the date the advance payment is made. Due to the COVID-19 pandemic, the freight transportation of the products from our international suppliers has been delayed or suspended during the outbreak.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax expense for the nine months ended September 30, 2023 and 2022 are $149,771 and $0, and are primarily related to quarter-to-date income generated from foreign operation. The income tax expense for the three months ended September 30, 2023 and 2022 are $147,371 and $0, and are primarily related to quarter-to-date income generated from foreign operations.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the nine months ended September 30, 2023, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

As of September 30, 2023 and December 31, 2022, the accumulated undistributed earnings generated by its foreign subsidiaries were approximately $25.5 million and $25.6 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of September 30, 2023 and 2022, unrecognized tax benefits were approximately $0. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $0 as of September 30, 2023 and 2022.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the nine months ended September 30, 2023 and 2022, is as follows:

	Gross UTB
	2023	2022

Balance – January 1 and September 30	$-	$-

As of September 30, 2023 and December 31, 2022, the Company had cumulatively accrued approximately $0 for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled $0 for the nine and three months ended September 30, 2023 and 2022, respectively, related to the Company’s continuing operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault. As alternatives for the product return option, the customers have the option of asking us for a discount for products with quality issues, or of receiving replacement parts from us at no cost. The amount of reserves for return of products, the discount provided to the customers, and cost for the replacement parts were immaterial for the nine months and three months ended September 30, 2023 and 2022.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2023	RM4.69 to 1
December 31, 2022	RM4.40 to 1

Income statement and cash flow items
For the nine months ended September 30, 2023	RM4.51 to 1
For the nine months ended September 30, 2022	RM4.34 to 1

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

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2022

The following table sets forth the results of our operations for the three months ended September 30, 2023 and 2022. Certain columns may not add due to rounding.

	Three Months Ended September 30,
	2023		2022
	$	% of Sales	$	% of Sales
Net sales	$2,476,134		$3,016,104
Cost of sales	(1,411,573)	(57)%	(1,878,361)	(62)%
Gross profit	1,064,561	43%	1,137,743	38%
Operating expenses	(2,115,498)	(85)%	(2,091,741)	(69)%
Loss from operations	(1,050,937)	(42)%	(953,998)	(32)%
Other expenses, net	(90,321)	(4)%	(758,994)	(25)%
Income tax expenses	(147,371)	-%	-	-%
Loss from continuing operations	(1,288,629)	(46)%	(1,712,992)	(57)%
Loss from discontinued operations	-	-%	-	-%
Net loss	(1,288,629)	(46)%	(1,712,992)	(57)%

Net Sales

Net sales from continuing operations for the three months ended September 30, 2023 were $2.48 million, a decrease of 18% from $3.02 million for the same period of 2022. This decrease in net sales resulted primarily from a 12% decrease in average selling price, along with a 7% decrease in sales volume. Our three largest selling product categories for the three months ended September 30, 2023 were sofas, beds and chairs, which accounted for approximately 44%, 17% and 10% of sales from continuing operations, respectively. For the three months ended September 30, 2022, the three largest selling categories were sofas, beds and chairs, which accounted for approximately 38%, 15% and 12% of sales from continuing operations, respectively.

The $0.54 million decrease in net sales from continuing operations for the three months ended September 30, 2023, compared to the same period of 2022, was mainly due to decreased sales to North America and other countries. Sales to North America decreased by 12% to $2.43 million for the three months ended September 30, 2023, compared to $2.77 million for the same period of 2022, such decrease mainly due to inflation, U.S. tightening monetary policy, reducing the purchasing power of the customers and thus making them less willing to spend in nonfood categories. Sales to other countries decreased by $215,774 to $34,878 for the three months ended September 30, 2023, from $250,652 for the same period of 2022, primarily due to less direct container sales in other countries.

Cost of Sales

Cost of sales from continuing operations consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales from continuing operations decreased by 25% to $1.41 million for the three months ended September 30, 2023, compared to $1.88 million for the same period of 2022. Cost of sales as a percentage of sales decreased to 57% for the three months ended September 30, 2023, compared to 62% for the same period of 2022. The decrease in cost of sales in dollar term and cost of sales as a percentage of sales were mainly due to the decrease in our net sales along with the decrease in our direct container sales which came with low profit margin for the three months ended September 30, 2023, compared to the same period of 2022.

Moreover, if total cost of sales from continuing operations excluded our inventory write down of $23,544 and $50,293 for the three months ended September 30, 2023 and 2022, respectively, total cost of sales from continuing operations would decrease by 24% to $1.39 million for the three months ended September 30, 2023, compared to $1.83 million for the same period of 2022, and cost of sales as a percentage of sales would decrease to 56% for the three months ended September 30, 2023, compared to 61% for the same period of 2022. The decrease in cost of sales in dollar term and cost of sales as a percentage were due to the decrease in our net sales along with the decrease in our direct container sales which came with low profit margin for the three months ended September 30, 2023, compared to the same period of 2022.

Gross Profit

Gross profit from continuing operations was $1.06 million for the three months ended September 30, 2023, compared to $1.14 million for the same period of 2022, representing a decrease in gross profit of $0.07 million. Our gross profit margin was 43% for the three months ended September 30, 2023, compared to 38% for the same period of 2022. The decrease in gross profit was mainly due to the decrease in our net sales for the three months ended September 30, 2020, compared to the same period of 2022. The increase in gross profit margin was mainly a result of our decreased direct container sales which came with low profit margin for the three months ended September 30, 2023, compared to the same period of 2022.

Moreover, if total cost of sales from continuing operations excluded our inventory write down of $23,544 and $50,293 for the three months ended September 30, 2023 and 2022, respectively, gross profit would be $1.09 million for the three months ended September 30, 2023, compared to $1.19 million for the same period of 2022, and our gross profit margin would be 44% for the three months ended September 30, 2023, compared to 39% for the same period of 2022. The decrease in gross profit was mainly due to the decrease in our net sales for the three months ended September 30, 2020, compared to the same period of 2022. The increase in gross profit margin was mainly a result of our decreased direct container sales which came with low profit margin for the three months ended September 30, 2023, compared to the same period of 2022.

Operating Expenses

Operating expenses from continuing operations consisted of selling, general and administrative expenses. Operating expenses from continuing operations were $2.12 million for the three months ended September 30, 2023, compared to $2.09 million for the same period of 2022. Selling expenses from continuing operations decreased by 8%, or $0.05 million, to $0.59 million for the three months ended September 30, 2023, from $0.64 million for the same period of 2022, primarily due to decreased marketing and advertising expenses. On the other hand, general and administrative expenses from continuing operations increased by 5%, or $0.07 million, to $1.52 million for the three months ended September 30, 2023, from $1.45 million for the same period of 2022, primarily due to an increase in bad debt expense and stock compensation expense of $0.19 million and $0.16 million, respectively, while the increase was partially offset by a decrease in travel expenses of $0.31 million.

Other Expenses, Net

Other expenses, net, from continuing operations were $90,321 for the three months ended September 30, 2023, compared to $758,994 for the same period of 2022, representing a decrease in other expenses of $668,673. The decrease in other expenses was due primarily to a decrease in foreign exchange loss of $664,431 to $43,738 for the three months ended September 30, 2023, from $708,169 for the same period of 2022. The decrease in foreign exchange loss was mainly a result of the depreciation of Malaysian Ringgit against U.S. dollars on the liquidation sales of jade mats in Malaysia as partial sales were collected in U.S. dollars.

Income Tax Expenses

Income tax expenses from continuing operations were $147,371 and $0 for the three months ended September 30, 2023 and 2022, due to net loss incurred from continuing operations. The income tax expenses were primarily due to the net taxable income from Nova Malaysia. The net taxable income was resulted from the income from debt forgiveness to Nova Malaysia from Nova HK, while offset with inventory impairment loss incurred in Malaysia, current operating loss and prior year net operating loss in Nova Malaysia.

Loss from Continuing Operations

As a result of the foregoing, our loss from continuing operations was $1.29 million for the three months ended September 30, 2023, compared to $1.71 million for the same period of 2022.

Loss from Discontinued Operations

On February 15, 2022, we transferred our entire assets and business in Nova HK to Nova Malaysia, one of our subsidiaries. Operations of Nova HK were reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. We had no loss from discontinued operations for the three months ended September 30, 2023 and 2022, respectively.

Net Loss

As a result of the foregoing, our net loss was $1.29 million for the three months ended September 30, 2023, compared to $1.71 million for the same period of 2022.

Comparison of Nine Months Ended September 30, 2023 and 2022

The following table sets forth the results of our operations for the nine months ended September 30, 2023 and 2022. Certain columns may not add due to rounding.

	Nine Months Ended September 30,
	2023		2022
	$	% of Sales	$	% of Sales
Net sales	$8,813,128		$10,495,097
Cost of sales	(5,639,925)	(64)%	(11,377,203)	(108)%
Gross profit (loss)	3,173,203	36%	(882,106)	(8)%
Operating expenses	(5,785,987)	(66)%	(6,568,966)	(63)%
Loss from operations	(2,612,784)	(30)%	(7,451,072)	(71)%
Other expenses, net	(286,970)	(3)%	(825,720)	(8)%
Income tax expenses	(149,771)	0%	-	-%
Loss from continuing operations	(3,049,525)	(33)%	(8,276,792)	(79)%
Loss from discontinued operations	-	-%	(25,754)	0%
Net loss	(3,049,525)	(33)%	(8,302,546)	(79)%

Net Sales

Net sales from continuing operations for the nine months ended September 30, 2023 were $8.81 million, a decrease of 16% from $10.50 million for the same period of 2022. This decrease in net sales resulted primarily from a 39% decrease in average selling price, partially offset by a 37% increase in sales volume. Our three largest selling product categories for the nine months ended September 30, 2023 were sofas, jade mats and beds, which accounted for approximately 34%, 22% and 13% of sales from continuing operations, respectively. For the nine months ended September 30, 2022, the three largest selling categories were sofas, beds and chairs, which accounted for approximately 40%, 14% and 11% of sales from continuing operations, respectively.

The $1.68 million decrease in net sales from continuing operations for the nine months ended September 30, 2023, compared to the same period of 2022, was mainly due to decreased sales to North America and other countries. Sales to North America decreased by 33% to $6.62 million for the nine months ended September 30, 2023, compared to $9.86 million for the same period of 2022, such decrease mainly due to inflation, U.S. tightening monetary policy, reducing the purchasing power of the customers and thus making them less willing to spend in nonfood categories. Sales to other countries decreased by $384,588 to $186,095 for the nine months ended September 30, 2023, from $570,683 for the same period of 2022, such decrease mainly due to less direct container sales in other countries. However, the decrease in net sales from continuing operations was partially offset by the increase in sales to Asia. Sales to Asia increased by $1.94 million to $2.00 million for the nine months ended September 30, 2023, from $0.06 million for the same period of 2022, primarily due to our liquidation sales of the entire inventory of jade mats in Malaysia for $1.99 million during the nine months ended September 30, 2023.

Cost of Sales

Cost of sales from continuing operations consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales from continuing operations decreased by 50% to $5.64 million for the nine months ended September 30, 2023, compared to $11.38 million for the same period of 2022. Cost of sales as a percentage of sales decreased to 64% for the nine months ended September 30, 2023, compared to 108% for the same period of 2022. The decrease in cost of sales in dollar term and cost of sales as a percentage were a result of two factors: (a) our decreased inventory write down of $0.13 million, primarily for the products in U.S., for the nine months ended September 30, 2023, compared to $5.17 million of inventory write down, primarily for the jade mats in Malaysia, for the same period of 2022; (b) the decrease in our net sales for the nine months ended September 30, 2023, compared to the same period of 2022.

Moreover, if total cost of sales from continuing operations excluded our inventory write down of $0.13 million and $5.17 million for the nine months ended September 30, 2023 and 2022, respectively, total cost of sales from continuing operations would decrease by 11% to $5.51 million for the nine months ended September 30, 2023, compared to $6.21 million for the same period of 2022, and cost of sales as a percentage of sales would increase to 62% for the nine months ended September 30, 2023, compared to 59% for the same period of 2022. The decrease in cost of sales in dollar term was mainly due to the decrease in our net sales for the nine months ended September 30, 2023, compared to the same period of 2022. The increase in cost of sales as a percentage was mainly a result of the liquidation sales of the jade mats in Malaysia which came with low profit margin during the nine months ended September 30, 2023.

Gross Profit (Loss)

Gross profit from continuing operations was $3.17 million for the nine months ended September 30, 2023, compared to gross loss of $0.88 million for the same period of 2022, representing an increase in gross profit of $4.06 million. Our gross profit margin was 36% for the nine months ended September 30, 2023, compared to a gross loss margin of 8% for the same period of 2022. The increase in gross profit and gross profit margin was mainly a result of our decreased inventory write down of $0.13 million for the nine months ended September 30, 2023, compared to $5.17 million of inventory write down for the same period of 2022.

Moreover, if total cost of sales from continuing operations excluded our inventory write down of $0.13 million and $5.17 million for the nine months ended September 30, 2023 and 2022, gross profit would be $3.31 million for the nine months ended September 30, 2023, compared to gross profit of $4.29 million for the same period of 2022, and our gross profit margin would be 38% for the nine months ended September 30, 2023, compared to a gross profit margin of 41% for the same period of 2022. The decrease in gross profit and gross profit margin was mainly due to the decrease in our net sales along with the increase in our liquidation sales of the jade mats in Malaysia which came with low profit margin for the nine months ended September 30, 2023.

Operating Expenses

Operating expenses from continuing operations consisted of selling, general and administrative expenses. Operating expenses from continuing operations were $5.79 million for the nine months ended September 30, 2023, compared to $6.58 million for the same period of 2022. Selling expenses from continuing operations decreased by 14%, or $0.31 million, to $1.87 million for the nine months ended September 30, 2023, from $2.18 million for the same period of 2022, primarily due to decreased marketing and advertising expenses. In addition, general and administrative expenses from continuing operations decreased by 11%, or $0.47 million, to $3.91 million for the nine months ended September 30, 2023, from $4.40 million for the same period of 2022, primarily due to a decrease in technology services fees, consulting fees and travel expenses of $0.32 million, $0.25 million and $0.23 million, respectively.

Other Expenses, Net

Other expenses, net, from continuing operations were $286,970 for the nine months ended September 30, 2023, compared to $825,720 for the same period of 2022, representing a decrease in other expenses of $538,750. The decrease in other expenses was due primarily to a decrease in foreign exchange loss of $467,126 to $177,399 for the nine months ended September 30, 2023, from $644,525 for the same period of 2022. The decrease in foreign exchange loss was mainly a result of the depreciation of Malaysian Ringgit against U.S. dollars on the liquidation sales of jade mats in Malaysia as partial sales were collected in U.S. dollars. In addition, the decrease in other expenses resulted from an increase in non-operating income of $28,509 and a decrease in financial expenses of $24,991 for the nine months ended September 30, 2023, compared to the same period of 2022. The increase in non-operating income mainly resulted from the sales orders cancelled by the customers who agreed not to have credit back from us, while the decrease in financial expenses was mainly a result of the decreased credit card transaction charges due to decreased sales for the nine months ended September 30, 2023.

Income Tax Expenses

Income tax expenses from continuing operations were $149,771 for the nine months ended September 30, 2023, compared to $0 for the same period of 2022. The income tax expenses were primarily related to minimum California state tax incurred from U.S. entities and the net taxable income from Nova Malaysia. The net taxable income from Nova Malaysia was due to the income from debt forgiveness to Nova Malaysia from Nova HK, while offset with inventory impairment loss incurred in Malaysia, current operating loss and prior year net operating loss in Nova Malaysia.

Loss from Continuing Operations

As a result of the foregoing, our loss from continuing operations was $3.05 million for the nine months ended September 30, 2023, compared to $8.28 million for the same period of 2022.

Loss from Discontinued Operations

On February 15, 2022, we transferred our entire assets and business in Nova HK to Nova Malaysia, one of our subsidiaries. Operations of Nova HK were reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. We had loss from discontinued operations of $0 and $0.03 million for the nine months ended September 30, 2023 and 2022, respectively.

Net Loss

As a result of the foregoing, our net loss was $3.05 million for the nine months ended September 30, 2023, compared to $8.30 million for the same period of 2022.

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

We rely primarily on internally generated cash flow and available working capital to support growth. We may seek additional financing in the form of bank loans or other credit facilities or funds raised through offerings of our equity or debt, if and when we determine such offerings are required. As of September 30, 2023, we do not have any credit facilities. We believe that our current cash and cash equivalents and anticipated cash receipts from sales of products will be sufficient to meet our anticipated working capital requirements and capital expenditures for the next 12 months.

We had net working capital of $1,291,250 at September 30, 2023, a decrease of $5,266,379 from net working capital of $6,557,629 at December 31, 2022. The ratio of current assets to current liabilities was 1.55-to-1 at September 30, 2023.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2023 and 2022:

	2023	2022
Cash provided by (used in):
Operating activities	$1,520,147	$(3,453,559)
Investing activities	(2,437,727)	(5,771)
Financing activities	-	-

Net cash provided by operating activities was $1.52 million for the nine months ended September 30, 2023, an increase in cash inflow of $4.97 million from $3.45 million of cash used in operating activities for the same period of 2022.

The increase in cash inflow was attributable primarily to (i) an increase in cash inflow of $0.52 million for accounts receivable to $0.22 million cash inflow for the nine months ended September 30, 2023, from 0.30 million cash outflow for the same period of 2022, such increase in cash inflow mainly due to we collect our accounts receivable from our customers in timely matter; and (ii) an increase in cash inflow of $4.56 million for inventories to $2.86 million cash inflow for the nine months ended September 30, 2023, from $1.71 million cash outflow for the same period of 2022, such increase in cash inflow being mainly due to less purchases made from our suppliers and the liquidation sales of the entire inventory of jade mats in Nova Malaysia for the nine months ended September 30, 2023; and (iii) an increase in cash inflow of $0.63 million for other current assets to $0.68 million cash inflow for the nine months ended September 30, 2023, from $0.05 million cash outflow for the same period of 2022, such increase in cash inflow being mainly a result of less prepayments to IT consulting firm due to the completion of our tour and web augmented reality development project during the nine months ended September 30, 2023. The increase in operating cash inflow was partially offset by (i) an increase in cash outflow of $0.72 million for advance to supplier to $0.05 million cash outflow for the nine months ended September 30, 2023, from $0.66 million cash inflow for the same period of 2022, such increase in cash outflow being mainly due to more deposits paid to our suppliers with less goods received from them for the nine months ended September 30, 2023; and (ii) an increase in cash outflow of $0.40 million for accounts payable to $0.17 million cash inflow for the nine months ended September 30, 2023, from $0.57 million cash inflow for the same period of 2022, such increase in cash outflow being mainly due to we purchased less inventory on credit.

Net cash used in investing activities was $2.44 million for the nine months ended September 30, 2023, an increase in cash outflow of $2.43 million from $5,771 of cash used in investing activities for the same period of 2022. We incurred cash outflow of $2.43 million from the virtual tour and web augmented reality experience software project during the nine months ended September 30, 2023. During the same period of 2022, we incurred cash outflow of $5,771 from purchase of office equipment.

Net cash provided by financing activities was $0 for the nine months ended September 30, 2023 and 2022.

As of September 30, 2023, we had gross accounts receivable of $69,203, of which $25,522 was not yet past due, $43,379 was less than 90 days past due and $302 was more than 90 days past due. We had an allowance for bad debt of $692. As of November 7, 2023, 95% of accounts receivable outstanding as of September 30, 2023 had been collected.

100% of our accounts receivable outstanding at December 31, 2022 had been collected during 2023.

As of September 30, 2023 and December 31, 2022, we had advances to suppliers of $75,183 and $21,173, respectively. These supplier prepayments are made for goods before we actually receive them.

For a new product, the normal lead time from new product R&D, prototype, and mass production to delivery of goods from our suppliers to us is approximately six to nine months after we make advance payments to our suppliers. For other products, the typical time is 4-6 months after our advance payment. During the COVID-19 pandemic, freight transportation of products from our international suppliers has been delayed or suspended during the outbreak. We will consider the need for a reserve when and if a supplier fails to fulfill our orders within the time frame as stipulated in the purchase contracts.

As of November 7, 2023, $9,150 or 12% of our advances to suppliers outstanding at September 30, 2023 had been delivered to us in the form of purchases of furniture.

Shelf Registration

On October 8, 2020, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $60,000,000. The shelf registration statement was declared effective on October 15, 2020 (the “2020 Form S-3”). On July 23, 2021, the Company entered into a Securities Purchase Agreement with certain institutional investors for the sale by the Company of 222,902 shares of common stock. The shares were offered and sold by the Company pursuant to the effective shelf registration statement on Form S-3. The offering gross proceeds were $3,120,622 before deducting placement agent’s commissions and other offering costs, and the net proceeds of the offering were approximately $2,760,000. The offering closed on July 27, 2021. The 2020 Form S-3 expired on October 15, 2023.

On October 13, 2023, the Company filed a new shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $55,000,000.  The new shelf registration statement was declared effective on October 23, 2023.

Other Long-Term Liabilities

As of September 30, 2023, we recorded long-term taxes payable of $0.64 million, consisting of an income tax payable of $0.64 million, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on our post-1986 foreign unremitted earnings, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2023. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

On July 10, 2023, the Court granted the Motion for Preliminary Approval of Class Action Settlement. The Court set a Final Settlement hearing on November 6, 2023, wherein it will determine whether: (a) all procedural requirements for the settlement are met; and (b) the Settlement is fair, reasonable, adequate, and should be finally approved by the Court. No objections or requests for exclusion from the settlement were filed. By Order entered November 1, 2023, the Court cancelled the hearing and advised the Motion for Final Approval will be resolved on the papers.

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

NOVA LIFESTYLE, INC.
(Registrant)

Date: November 14, 2023	By:	/s/ Thanh H. Lam
Thanh H. Lam Chairperson and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023		/s/ Jeffery Chuang
Jeffery Chuang Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

