Form 10-K
period 2023-12-31
Nova Lifestyle, Inc.
filed 2024-04-15
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes ☐ No ☒

As of June 30, 2023, the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2.34 million, based upon the closing price of the Company’s common stock of $2.24 per share as reported on the same date.

As of April 11, 2024, there were 2,322,115 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2023. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Reverse split

On December 18, 2019, the Company filed a Certificate of Change with the Secretary of State of Nevada with an effective date of December 20, 2019, at which time a 1-for-5 reverse stock split of the Company’s authorized shares of common stock, par value $0.001, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock, was effected. On May 22, 2023, the Company filed a Certificate of Change with the Nevada Secretary of State to effect a 1-for-5 reverse stock split, which became effective upon filing (the “Reverse Stock Split”). As a result of the reverse Stock Split, every 5 shares of the Company’s common stock issued and outstanding immediately prior to the filing of the Certificate of Change was consolidated into one issued and outstanding share. All stockholders who would be entitled to receive fractional shares as a result of the Reverse Stock Split received one whole share for their fractional share interest. There was no change in the par value of our common stock. All references to shares and per share data have been retroactively restated to reflect such splits.

On September 5, 2023, Nova LifeStyle, Inc., a Nevada corporation (the “Company”) filed the Certificate of Change (the “Amendment”) with the Secretary of State for the State of Nevada to amend its Articles of Incorporation to increase the amount of authorized shares of its common stock, par value $0.001 per share, from 3,000,000 to 250,000,000. The Amendment was approved by the Company’s Board of Directors (the “Board”) on June 28, 2023 and by the shareholders at a special meeting of the Company’s shareholders held on August 31, 2023. The Amendment does not affect the rights of the Company’s shareholders and was effective immediately upon filing.

Human Capital Resources

We understand that our success depends on our ability to attract, train and retain our employees. We strive to attract, recruit, and retain employees through competitive compensation and benefit programs, learning and development opportunities that support career growth and advancement opportunities, and employee engagement initiatives that foster a strong Company culture. In addition to cash compensation, we offer customary benefits in accordance with local regulatory requirements as well as stock options to our employees. We also recognize the importance of keeping our employees safe. In response to the COVID-19 pandemic, we implemented changes that we determined were in the best interest of our employees and have followed local government orders to prevent the spread of COVID-19. As of December 31, 2023, we had 27 full time employees worldwide. Our U.S. corporate office and operations employed 24 full-time employees, our location in Malaysia employed 3 full-time employees, respectively. We believe that relations with our employees are satisfactory. We have no collective bargaining agreements with our employees.

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

On December 12, 2019, Nova LifeStyle, Inc. acquired Nova Malaysia which was incorporated in Malaysia on July 26, 2019. Nova Malaysia was acquired to market and sell high-end physiotherapeutic jade mats for use in therapy clinics, hospitality, and real estate projects in Malaysia and other regions in Southeast Asia.

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

Nova Furniture Macao Commercial Offshore Limited (“Nova Macao”) was organized under the laws of Macao on May 20, 2006 as a wholly owned subsidiary of Nova Furniture. On October 14, 2020, the Macao Trade and Investment Promotion Institute approved that Nova Macao’s offshore license became invalid under the order of Repeal of Legal Regime of the Offshore Services by Macao Special Administrative Region. Nova Macao was de-registrated and liquidated in January 2021 and its business was taken over by Nova HK.

On November 5, 2020, Nova LifeStyle, Inc. acquired Nova HK from unrelated third party at cost of $1,290 which was incorporated in Hong Kong on November 6, 2019. Nova HK took over Nova Macao’s business upon its deregistration. Nova HK had minimum operations in 2021.  On February 15, 2022, the Company transferred its entire assets and business in Nova HK to Nova Malaysia. In February 2023, Nova HK was completed the process of de-registration and liquidation. Operations of Nova HK were reported as discontinued operations in the accompanying consolidated financial statements for all periods presented.

Our organizational structure as of December 31, 2023 is set forth in the diagram:

Our Products

We design and market modern residential and commercial furniture in diverse markets worldwide. Our products feature urban and contemporary styles, combining comfort and functionality in matching furniture collections and upscale luxury pieces appealing to lifestyle-conscious middle and upper middle-income consumers. We also sell physiotherapeutic jade mats for use in therapy clinics, hospitality, and real estate projects in Malaysia and other regions in Southeast Asia. Many of our products are segments of multi-component furniture collections in distinctive design styles, attractively priced in the medium and upper-medium ranges. Our product lines feature upholstered, wood and metal-based furniture pieces. We classify our products by room, designation or series, such as living room, dining room, bedroom and home office series, and by category or product types such as sofas, chairs, dining tables, beds, entertainment consoles, cabinets and cupboards. Our largest selling product categories for the year ended December 31, 2023 were sofas, jade mats and beds, which accounted for approximately 37%, 18% and 13% of sales from continuing operations, respectively. For the year ended December 31, 2022, our largest selling product categories were sofas, beds and chairs, which accounted for approximately 41%, 15% and 11% of sales from continuing operations, respectively. Our products are manufactured primarily from medium-density fiberboard, or MDF board, and particleboard covered with veneers or lacquers and combined with other materials, including steel, glass, marble, leather, jade and fabrics.

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

We introduce new collections and launch new design styles at international furniture exhibitions or trade fairs. Our products are displayed in our showrooms. We further support our new product launches with product brochures and online marketing campaigns. Our staff collects customer feedback and collaborates with customers worldwide to design store and showroom layouts. In marketing materials, we highlight matching furniture collections by displaying complete and fully accessorized whole-room settings instead of individual furniture pieces. We believe that such in-store presentations provide convenient, one-stop solutions to customers, and thus incentivize clients to purchase an entire room of furniture from us instead of shopping for individual pieces offered by different brands or manufacturers. Our products are mainly designed by our own designers and we also used independent designers in the past for product design. Customer orders are filled by third party manufacturers under our direct quality control. We believe that our products feature superior materials, attractive appearances, superb functionalities and satisfying price points generally desired by today’s middle to upper middle-income consumers worldwide.

International Markets

We have been selling products to the U.S., Canada, Honduras, Guam, Puerto Rico, Costa Rica, Colombia, Uruguay, Mexico, Cayman Islands, Saudi Arabia, Kingdom of Saudi Arabia, Kuwait, Armenia and Middle Eastern markets under the Diamond Sofa brand and selling our Jade Mats in Malaysia through Nova Malaysia. We believe that discretionary purchases of furniture by middle to upper middle-income consumers will continue to increase in the furniture markets worldwide. We also believe that furniture products that feature contemporary design styles such as ours will continue to attract significant customer demand.

In 2023, our products were sold in 13 countries worldwide, with North America as our principal international market. Sales to North America accounted for 79.1% and 94.2% of our total sales from continuing operations for 2023 and 2022, respectively. Sales to other regions accounted for 20.9% and 5.8% of our total sales from continuing operations for 2023 and 2022, respectively. In 2023, via our subsidiary, Nova Malaysia, we marketed and sold high-end physiotherapeutic jade mats for use in therapy clinics, hospitality, and real estate projects in Malaysia. Due to the negative impact caused by COVID-19 in 2021 and 2022, we eventually sold the entire jade mats inventory for $2.00 million in liquidation sales in June 2023 and existed from Jade Mats business. As we continue to broaden our distribution network, increase direct sales and grow in the emerging markets, we believe that we are well positioned to respond to changing market conditions that will allow us to take advantage of any upturns in the global and local economies of the markets that we serve.

Our expansion in Malaysia with health line products has also been disrupted due to COVID-19. Our initial plan was to establish showrooms in which consumers can interact with our products. Through research, we found that consumers were becoming more self-aware about their health and were willing to improve their lifestyles. Our showrooms were stocked and ready for local consumers to visit, however, due to government regulations these operations have been suspended until quarantines and travel restrictions are lifted. In October 2021, the Order was lifted for people who are fully vaccinated and our store has reopened since. We started the online sales of our jade mats products in Malaysia since 2021. In April 2022, Malaysia has reopened the border for foreign visitors. In June 2023, everything is back to normal in Malaysia. Due to the negative impact caused by COVID-19 from 2020 to 2022, the Company eventually sold the entire jade mats inventory for $2.00 million in liquidation sales in June 2023 and existed from Jade Mats business.

The furniture wholesale business faces several risks that can impact its operations and profitability. Some common risks include: (i) Economic Instability: Fluctuations in the economy can affect consumer spending on furniture, leading to decreased demand for products; (ii) Competition: Intense competition from other wholesalers, retailers, and online platforms can impact market share and pricing strategies; (iii) Supply Chain Disruptions: Interruptions in the supply chain, such as delays in shipping or shortages of raw materials or finished products, can hinder production and delivery schedules; (iv) Changing Consumer Preferences: Shifts in consumer preferences towards sustainable, trendy, or customized furniture may require wholesalers to adapt their product offerings; (v) Seasonal Demand: The furniture industry often experiences seasonal peaks and troughs, which can impact cash flow and inventory management; (vi) Regulatory Challenges: Compliance with regulations related to product safety, environmental standards, and labor practices can add complexity and costs to operations.

In order to mitigate these risks, we will continue to diversify our product range, build strong relationships with suppliers, closely monitor market trends, invest in technology for efficiency, and maintain a robust risk management strategy.

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

We gain new customers by attending many international furniture trade shows throughout the years. During these events, we introduce new product offerings and launch new design collections. We believe this marketing process helps us to develop and detect the latest-trends in the marketplace, allowing us to better understand the challenges and opportunities facing distributors and buyers with whom we have long–standing customer relationships. We exhibit new products under the “Diamond Sofa” brand during the Las Vegas Market (U.S.) and the High Point Market (U.S.) trade shows. Internationally, we participate in trade fairs in collaboration with our customers. We plan to expand our business in the Middle East by attending several furniture exhibitions in those markets, such as trade show in Dubai. To highlight our latest design collections, we maintain year-round showrooms at the Company’s headquarters in California as well as the High Point Market and Las Vegas Market.

In 2022 and 2023, via our subsidiary Nova Malaysia, we marketed and sold high-end physiotherapeutic jade mats to individuals and business companies in Malaysia.

Suppliers and Manufacturers

We source finished goods from third-party manufacturers to fulfill orders placed by customers through Diamond Bar and Nova Malaysia for the U.S. and international markets. Our two principal suppliers of finished goods in 2023 accounted for approximately 36% of our total purchases from continuing operations for 2023. By maintaining relationships with multiple suppliers, generally we benefit from a more stable supply chain and better pricing. Under ordinary circumstances, if a change of suppliers is necessary, we believe that we can quickly fulfill our requirements from other suppliers without interruptions in order fulfillment. We monitor our suppliers’ ability to meet our product needs and we participate in quality assurance activities to reinforce our high-quality standards. Our third-party manufacturing contracts are generally of annual or shorter durations. We issue production orders to manufacturers based on individual purchase orders. Our manufacturing relationships are non-exclusive, and we are permitted to procure products from other sources at our discretion. None of our manufacturing contracts include production volume or purchase commitments on the part of either party. Our third-party manufacturers are responsible for sourcing raw materials, agreeing to produce parts and finished products to our specifications. We hold our suppliers to high quality standards and delivery deadlines. Our quality control procedures may extend to stringent requirements for raw material suppliers.

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

Customers

Our target end customer is the middle and upper middle-income consumer of residential and commercial furniture. In the U.S. and international markets, our sales principally are to furniture distributors and retailers who in turn offer our products under their own brands or under our Diamond Sofa brand. One customer accounted for 18% of the Company’s sales and no customer accounted for greater than 10% of our total sales from continuing operations for 2023 and 2022, respectively. We will increase direct sales to retailers and chain stores worldwide as we continue to diversify our customer base from global furniture distributors.

We are focusing on establishing and growing long-term relationships with our customers. We believe that the majority of our customers view us as a strategic long-term supplier and value the quality of our products, our timely delivery and design capabilities. We generally negotiate renewable supplier agreements with firm pricing on our products, typically for a term of one year, as is customary in the furniture industry, with individual orders made on standard purchase orders. In 2023, we sold products into approximately 14 countries worldwide, with North America as our principal international market, while we expanded our sales in other regions. Sales to North America accounted for 79.1% and 94.2% of our total sales from continuing operations for 2023 and 2022, respectively. The change was attributed principally to our changing sales and marketing strategy to diversify international sales. Sales to other regions accounted for 20.9% and 5.8% of our total sales from continuing operations for 2023 and 2022, respectively. We expect that a majority of our revenues will continue to come from our sales to the U.S. and international markets. Diamond Bar has driven expansion of our sales to the U.S., Mexico, and South America through Diamond Bar’s longstanding customer relationships and distribution capabilities. Diamond Bar’s revenues accounted for 82.4% and 99.5% of our total sales from continuing operations for 2023 and 2022, respectively, and Nova Malaysia’s revenues accounted for 17.6% and 0.5% of our total sales from continuing operations for 2023 and 2022, respectively. In addition, we anticipate increasing internet sales under the Diamond Sofa brand through third-party shopping portals and Nova Malaysia’s website. We believe that as we expand our broad network of distributors and increase direct sales, we will be better positioned to capitalize on emerging market trends.

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

Competition

The furniture industry is large and highly competitive. The industry consists of many manufacturers, distributors and retailers, none of which dominates the fragmented and diverse market. Our products principally compete in the U.S., Canada, Honduras, Guam, Puerto Rico, Costa Rica, Colombia, Uruguay, Mexico, Cayman Islands, Saudi Arabia, Kingdom of Saudi Arabia, Kuwait, Armenia and Malaysia and Middle Eastern markets. The primary competitive factors in these markets for our products and target consumers are price, quality, style, marketing, functionality and availability.

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

We use in-house designers and computer-aided modeling systems to generate design and related development work. We have used independent designers in the past for product design, from which we built prototype furniture pieces for refinement and testing. During 2023, Nova Malaysia spent $3.12 million on developing Virtual and Augmented reality software and AI system for potential consulting business. The entire system is far from complete as it requires to integrate with other components in order to be functional. It is still in development stage and not in operation. In 2023 and 2022, we invested $3.12 million and $10,917, respectively, on research and development expense. We may increase future investments in R&D based on our growth needs.

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

Employees

As of December 31, 2023, we had 27 full time employees worldwide. Our U.S. corporate office and operations employed 24 full-time employees, our location in Malaysia employed 3 full-time employees, respectively. We believe that relations with our employees are satisfactory. We have no collective bargaining agreements with our employees.

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

There is no assurance we will be successful in locating a suitable financing transaction in a timely fashion or at all. In addition, there is no assurance we will obtain the capital we require by any other means. Future financings through equity investments are likely to be dilutive to our existing shareholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly-issued securities may include preferences or superior voting rights, be combined with the issuance of warrants or other derivative securities, which may have additional dilutive effects. Furthermore, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or parts of our strategy to maintain our growth and competitiveness.

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

In 2022 and 2023, the majority of our products were purchased from foreign suppliers and manufacturers, predominantly in Asia. Our dependence on foreign suppliers means that we may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any upward valuation in the Chinese yuan or any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign suppliers. This, in turn, might cause such foreign vendors to demand higher prices for products in their effort to offset any lost profits associated with any currency devaluation, delay product shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs.

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

In October 2018, the Macao Legislative Assembly has approved a bill revoking the current offshore law, to abolish the relevant legislation on the Macao offshore business regime. Starting on January 1, 2021, the exemptions of stamp duty, professional tax (for individuals) and complementary tax (for corporations) will no longer be available to these offshore institutions. On October 14, 2020, the Macao Trade and Investment Promotion Institute approved that Nova Macao’s offshore license became invalid under the order of Repeal of Legal Regime of the Offshore Services by Macao Special Administrative Region. Nova Macao was de-registered and liquidated in January 2021 and its business was taken over by Nova HK. In February 2022, Nova HK also entered into a de-registration and liquidation process and all of Nova HK’s inventory was transferred to Nova Malaysia on February 15, 2022. In February 2023, Nova HK completed the process of de-registration and liquidation.

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

From time to time, we may be a defendant in lawsuits and regulatory actions relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse effect on our business, financial condition and results of operations. In addition, any significant litigation, regardless of its merits, could divert management’s attention from our operations and may result in substantial legal costs. The Company has been named in a putative securities class action case and two derivatives cases, details See Item 3 Legal Proceedings. While the Company believes it has adequate defenses, the defense of those cases are costly and could significantly divert management attention from its business.

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

We have invested and expect to continue to invest in new products. Our plan to market and sell high-end physiotherapeutic jade mats for use in therapy clinics, hospitality, and real estate projects in Malaysia and other regions in Southeast Asia is a reflection of our ongoing efforts to innovate and provide useful products in new geographical markets. Such endeavors including the investment of jade mats in Malaysia involve significant risks and uncertainties, including insufficient revenues from such investments to offset any new liabilities assumed and expenses associated with these new investments, inadequate return of capital on our investments, distraction of management from current operations, and risks and competition not discovered in our due diligence and decision making of such strategy plans could cause us to fail to realize the anticipated benefits of such investments and incur unanticipated liabilities. Due to the negative impact caused by COVID-19 in 2021 and 2022, we eventually sold the entire jade mats inventory for $2.00 million in liquidation sales and existed from Jade Mats business in June 2023. Because the development and investment in new products and markets are inherently risky, no assurance can be given that such plans will be successful and will not adversely affect our reputation, financial condition, and operating results.

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information and adversely impact our reputation and results of operations.

Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology (“IT”) systems to sophisticated and targeted measures known as advanced persistent threats. While we employ measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. While no cybersecurity attack to date has had a material impact on our financial condition, results of operations or liquidity, the threat remains and the potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately. Any inability to report and file our financial results accurately and timely could harm our business and adversely affect the trading price of our common stock.

We are required to establish and maintain internal controls over financial reporting and disclosure controls and procedures and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2023. See “Item 9A. Controls and Procedures.” However, our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls and procedures will prevent all possible errors. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, measures of control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

Political tensions between the United States and China have escalated due to, among other things, trade disputes, the COVID-19 outbreak, sanctions imposed by the U.S. Department of Treasury on certain officials of the Hong Kong Special Administrative Region and the central government of the PRC and the executive orders issued by then U.S. President that prohibit certain transactions with certain Chinese companies and their applications. Rising political tensions could reduce levels of trades, investments, technological exchanges and other economic activities between the two major economies, which would have a material adverse effect on global economic conditions and the stability of global financial markets. Any of these factors could have a material adverse effect on our business, prospects, financial condition and results of operations. Controversies may arise in the future between these two countries. These controversies also could make it more difficult for us to provide our products to our customers in the U.S. and China. The international trade policies of China and the U.S. could adversely affect our business, and the imposition of trade sanctions relating to imports, taxes, import duties and other charges on imports from China, including those applied specifically to furniture products, or the imposition of taxes, import duties or other charges on exports to the U.S. could increase our costs and decrease our earnings. Due to an increase in tariffs imposed by the U.S., some customers are seeking alternative resources instead of China, which has negatively affected the purchase orders and our sales as we mainly resource our products from China. In order to avoid these new tariffs, the market has shifted towards an uncertain era. The Company started to source certain of its new products from manufacturers in India in 2020. Sales during this stage may also be impacted by this shift in behavior. The U.S. government currently has the increased tariffs of 25% for the furniture products from China. During this time period our company will continue to seek alternatives and new resources to increase the revenue. If and to the extent we are not able to mitigate the effects of such trade or tariff policies, our operations may be adversely affected.

Our compliance with the Foreign Corrupt Practices Act may put us at a competitive disadvantage, while our failure to comply with the Foreign Corrupt Practices Act may result in substantial penalties.

We are required to comply with the United States Foreign Corrupt Practices Act, or the FCPA, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties. Non-U.S. companies, including some of our competitors, are not subject to the provisions of the FCPA. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time to time in Asian countries that we conduct business. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage.

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

Our financial statements contained in the annual report on Form 10-K for the year ended December 31, 2021 have been audited by Centurion ZD CPA & Co. (“Centurion ZD”), an independent registered public accounting firm that is headquartered in Hong Kong. Centurion ZD, is a firm registered with the PCAOB, and is required by the laws of the U.S. to undergo regular inspections by the PCAOB to assess its compliance with the laws of the U.S. and professional standards. However, because Centurion ZD. is based in Hong Kong, a jurisdiction where the PCAOB was unable to conduct inspections without the approval before December 2022, Centurion ZD and its audit work were not inspected independently and fully by the PCAOB.

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

On June 24, 2022, the Company received a letter from Nasdaq notifying the Company that, because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company no longer meets the minimum bid price requirement for continued listing on Nasdaq under Nasdaq Marketplace Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). The Company has a period of 180 calendar days from the date of notification, until December 21, 2022 (the “Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. On December 22, 2022, the Company received a written notification from the Nasdaq indicating that the Company has been granted an additional 180 calendar day period or until June 19, 2023, to regain compliance with the $1.00 minimum closing bid price requirement for continued listing on the NASDAQ Capital Market pursuant to NASDAQ Listing Rule. On May 22, 2023, we filed a Certificate of Change with the Secretary of State of Nevada to effect a 1-for-5 reverse stock split of the Company’s common stock to meet the $1.00 per share minimum closing bid price requirement. On June 8, 2023, we received a written notification from the NASDAQ Stock Market Listing Qualifications Staff indicating that the Company has regained compliance with the $1.00 minimum closing bid price requirement for continued listing on the NASDAQ Capital Market.

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

Future sales of shares of our common stock could adversely affect the prevailing market price of our stock. As of April 11, 2024, Steven Qiang Liu, our largest shareholder and vice president of the Company, owned approximately 17.3% of our outstanding shares of common stock. If Mr. Liu sells a large number of shares, or if we issue a large number of shares, the market price of our stock could decline. Moreover, the perception in the public market that significant shareholders might sell shares of our stock could depress the market for our shares. If such shareholders sell substantial amounts of our common stock in the public market, such sales could create a circumstance commonly referred to as an “overhang,” in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price we deem reasonable or appropriate.

We may issue additional shares of our common stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our shareholders.

Our Articles of Incorporation, as amended, authorize the issuance of up to 250,000,000 shares of common stock, par value $0.001 per share. As of April 11, 2024, there were 247,677,855 authorized and unissued shares of our common stock available for future issuance, based on 2,322,115 shares of our common stock issued and outstanding. Although we have no commitments as of the date of this report to issue our securities, we may issue a substantial number of additional shares of our common stock or debt securities to complete a business combination or to raise capital. On October 13, 2023, we renewed a shelf registration statement on Form S-3 under which we may, from time to time, sell securities in one or more offerings up to a total dollar amount of $55,000,000. The shelf registration statement was declared effective as of October 23, 2023.

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

As of April 11, 2024, Steven Qiang Liu, our largest shareholder, owned approximately 17.3% of our outstanding shares of common stock. Mr. Liu may exert significant influence over us, giving him the ability, among other things, to exercise significant control over the election of all or a majority of the Board of Directors and to approve significant corporate transactions that require the shareholders’ approval. Such share ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Without the consent of Mr. Liu, we could be prevented from entering into potentially beneficial transactions if such transactions conflict with our principal shareholder’s interests. As an officer of the Company, Mr. Liu owes a fiduciary duty to our shareholders and must act in good faith in a manner he reasonably believes to be in the best interests of our shareholders. As a shareholder, Mr. Liu is entitled to vote his shares in his own interests, which may not always be in the interests of our shareholders.

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

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. Since it is in the short seller’s interest for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, its business prospects and similar matters calculated to or which may create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short. Issuers whose securities have historically had limited trading volumes and/or have been susceptible to relatively high volatility levels can be particularly vulnerable to such short seller attacks. On December 21, 2018, Seeking Alpha published a report that contained various false allegations against the Company, which has driven down the market price of our common stock. The author of that article disclosed that he had accumulated a short position in the Company’s common stock prior to the publication of the article. As of December 31, 2018, the closing price of our common stock as reported on the NASDAQ Stock Market was $2.30 per share, representing a decrease of $1.55 per share compared to $3.85 per share, the closing price of our common stock as of December 20, 2018. The stock prices are all before our reverse stock splits in 2019 and 2023.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Information technology (IT) is critical to many of our operating activities and is subject to security threats and increasingly sophisticated cyber-attacks. As a result, we have policies and processes in place to assess, identify, and manage the strategic and operational IT-related risks as an integrated part of our overall risk management system. These risks include the risk of cyber-attacks on IT infrastructure and intellectual property, as well as on cybersecurity for our online product offerings. The Company has adopted Risk Assessment Methodology Policy, Information Security Policy and Incident Response Plan Policy to managing material risks from cybersecurity threats and hired IT consultant to help managing cybersecurity risks. When the Company uses a third party service provider and shares sensitive data such service provider, it must adhere to the compliance requirements in the Service Agreement which includes an acknowledgement that the service provider is responsible for safeguard and the security of the sensitive data. As of date of this report, there has been no previous cybersecurity incidents, have materially affected the Company yet. The independent director of the Board Charlie La is responsible for the oversight of risks from cybersecurity threats on behalf of the Board. Mr. Teng Ai Leng, our IT consultant and Tawny Lam, Chief Executive Officer of the Company report to Mr. Charlie La and Board of Directors for cybersecurity risks and incidents. Teng AI Leng has 29 years of working experience in the Information technology industry. The Company has adopted Incident response plan policy, including Roles and Responsibilities, Incident Categories, Categories of Event, Incident Severity, Escalation Levels, and Incident Response Life Cycle, so that the weakness, events, alerts and incidents can be appropriately managed and escalated from IT personnel, IT consultant, Chief Executive Officer to independent director and the Board.

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

Item 3. Legal Proceedings

The Company has reported a federal putative class action complaint George Barney filed the Company and former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) in the United States District Court for the Central District of California, claiming the Company violated federal securities laws and pursuing remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 (the “Barney Action”). That matter was resolved by the entry of an Order on January 30, 2024 certifying a settlement class and approving a class settlement.

In the Barney action, Company shareholders sought to assert claims on behalf of all entities purchasing stock from December 21, 2015, through December 20, 2018, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities Exchange Commission Rule 10b-5. In support of these claims, plaintiffs alleged that defendants artificially inflated the Company’s share price by issuing a press release announcing a strategic relationship with Shanxi Winqing Senior Care Service Group, claiming in the Company’s Annual Statements on Form 10-Ks for the 2017 and 2018 fiscal years that Shanxi Winqing and Merlino Lewis LLP were among the Company’s largest customers, and reporting revenues from sales transactions with these entities. Plaintiffs claimed that Shanxi Winqing was a fictitious entity and Merlno Lewis LLP dissolved in 2013, so that the announcement of a strategic alliance was false and the reported revenues non-existent.

The Company denied these allegations and all liability. It asserted that the entities referenced in its public disclosures were actual companies and the revenues booked from those entities were genuine and actually collected. The Company alleged that no registration exists for Shanxi Winqing because the Company slightly mistranslated its Chinese name in its public disclosures. Similarly, the Company claimed to have previously sold products to Merlino Lewis LLP and failed to update its customer name when the customer restructured its business.

On March 31, 2023, the parties filed a Renewed Stipulation of Settlement (“Renewed Stipulation”) resolving all claims asserted in the matter. This Renewed Stipulation was executed and filed after the Court denied plaintiffs’ Motion to Certify a Settlement Class and Approve Class Action settlement in accordance with the parties’ original Stipulation of Settlement. The substantive terms of the settlement as they applied to the Company were not modified between the original Settlement Stipulation and the Renewed Settlement Stipulation. The Renewed Stipulation provided for the certification of a settlement class and the Company’s payment to the settlement class of $750,000. It also provided for the complete release of all claims by the settlement class against the Company and its directors, officers, and employees and the other named defendants with respect to any of the matters alleged in the litigation. The Company settled without in any manner admitting, and expressly denying, liability.

By Order entered July 10, 2023, the Court preliminarily approved a settlement class and the proposed settlement. The settlement escrow was then funded as specified in this Order. The funding was provided through a directors and officers liability insurance policy.

The Court thereafter certified a settlement class and finally approved the settlement by Order entered January 30, 2024. The entry of this Order resolved the matter as to the Company. The settlement payment was funded through insurance.

On March 8, 2019, Jie Yuan (the “Jie Action”) filed a putative shareholder derivative lawsuit in the United States District Court for the Central District of California, purportedly on behalf of the Company against its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) and directors (Charlie Huy La, Bin Liu, Umesh Patel, and Min Su) and vice president (Steven Qiang Liu) (collectively, the “Defendants”) seeking to recover any losses the Company sustains as a result of alleged securities violations outlined in the Seeking Alpha blog and Barney securities class action complaint. Specifically, the derivative lawsuit alleges that the Defendants caused the Company to make the alleged false and/or misleading statements giving rise to the Barney Action. The Plaintiff also alleges that President and CEO Lam engaged in self-dealing transactions by leasing her property to Diamond Bar, a Company subsidiary, and asserts, in conclusory fashion, that Lam, former CEO and director Ya Ming Wong, former CFO and director Yuen Ching Ho, and director Umesh Patel sold securities during the period of time when the alleged false and/or misleading statements were made “with knowledge of material non-public information.”

On May 15, 2019, Wilson Samuels (the “Samuels Action”) filed a largely duplicative putative derivative complaint purportedly on behalf of the Company against the same current and former directors and officers named in the Jie Action other than Steven Qiang Liu. That action was filed in the United States District Court for the Central District of California. Samuels repeats the allegations of the Complaint in the Jie Action. Additionally, Samuels claims that, in announcing its change of auditing firms in September 2016, the Company asserted that this change was made because its existing auditor ceased auditing public companies subject to regulation in the United States without disclosing that its new auditing firm was created in a merger of three accounting firms, including a firm whose registration was revoked by the Public Company Accounting Oversight Board. Samuels also claims that the Company redeemed its stock in reliance upon the same purported fraudulent recognition of revenues claimed in the putative class action. Samuels purports to state direct claims under Sections 10(b) and 20 of the Exchange Act and SEC Rule 10b-5.

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

With the settlement of the Barney action, it is expected that the stay of the derivative actions will be lifted.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since January 17, 2014, our common stock has been quoted on The NASDAQ Stock Market under the symbol “NVFY.” On April 11, 2024, the closing price for our common stock as reported on the NASDAQ Stock Market was $2.45 per share.

Holders of Record

On April 11, 2024, there were approximately 50 holders of record based on information provided by our transfer agent. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

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

We are a U.S. holding company with no material assets in the U.S. other than the ownership interests of our wholly owned subsidiaries through which we market, design and sell residential and commercial furniture worldwide: Nova Furniture Limited domiciled in the British Virgin Islands (“Nova Furniture”), Nova Furniture Ltd. domiciled in Samoa (“Nova Samoa”), Diamond Bar Outdoors, Inc. domiciled in California (“Diamond Bar”), Nova Living (M) SDN. BHD. domiciled in Malaysia (“Nova Malaysia”) and Nova Living (HK) Group Limited domiciled in Hong Kong (“Nova HK”). The Company had three former subsidiaries Bright Swallow International Group Limited domiciled in Hong Kong (“Bright Swallow” or “BSI”) which was sold in January 2020, and Nova Furniture Macao Commercial Offshore Limited domiciled in Macao (“Nova Macao”) which was de-registration and liquidation in January 2021. In February 2022, Nova HK entered a de-registration process and transferred all its assets and business to Nova Malaysia. The process of de-registration and liquidation of Nova HK was completed in February 2023.

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

On November 5, 2020, Nova LifeStyle, Inc. acquired Nova Living (HK) Group Limited (“Nova HK”) which was incorporated in Hong Kong on November 6, 2019. This company had minimal operations. In February 2022, Nova HK entered a de-registration process and transferred all its assets and business to Nova Malaysia. The process of de-registration and liquidation of Nova HK was completed in February 2023.

Our experience developing and marketing products for international markets has enabled us to develop the scale, logistics, marketing, manufacturing efficiencies and design expertise that serve as the foundation for us to expand aggressively into the highly attractive U.S., Canada, South America, Asia and Middle Easter markets.

In 2019, we developed a line of high-end physiotherapeutic jade mats with China-based manufacturing partners for use in therapy clinics, hospitality, and real estate projects in Asia. We launched our first flagship showroom/retail store in Kuala Lumpur, Malaysia in late 2019, which, after a COVID-19 related closing, was reopened in May 2020. On August 28, 2020, after few months reopening, Malaysia government extended Movement Control Order to prohibit the businesses to open to public until March 5, 2021 to contain the spread of COVID-19. After the re-opening on March 5, 2021, Malaysia imposed a new nationwide lockdown on May 12, 2021 until early June 2021 which was subsequently extended to early October 2021. In October 2021, the Order was lifted for people who are fully vaccinated and our store has been reopened since. In April 2022, Malaysia has reopened the border for foreign visitors. In June 2023, everything is back to normal in Malaysia. Due to the negative impact caused by COVID-19 from 2020 to 2022, the Company eventually sold the entire jade mats inventory for $2.00 million in liquidation sales in June 2023. We existed from Jade Mats business in 2023. We have limited experience with operations in Southeast Asia and considerable management attention and resources may be required to manage these new markets and product lines. We may be subject to additional risks including credit risk, inflation, currency exchange rate fluctuations, foreign exchange controls, import and export requirements, potentially adverse tax consequences and higher costs associated with doing business internationally.

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

Principal Factors Affecting Our Financial Performance

Since 2019, we have moved away from low margin products and this move was intended to improve our gross profit margin, receivable collections and net profitability, and to increase our return on long-term equity. We terminated sales and marketing efforts to customers that represented a high purchase volume but low profit margin, and we adjusted our product line, which included the launch of our Summer 2023 Collection in the Las Vegas and High Point Markets, with a view to attracting a higher-end ultimate customer. The core focus of the Company’s direction today is entirely centered on product. Identifying a fashion-driven generational shift in the general perception and consumption of furniture and being more aware of actual consumer tastes and how best to fulfill and engage that need. Closely integrating product development alongside marketing results in appealing products that adheres to the scope of our target demographic of decision makers in the design, staging and retail fields. A process that is continually refined upon each release cycle, maintaining a singular, cohesive vision. In short, we have better identified our customers and how to cater to them – in the process gaining greater traction with every product launch considerably more so on an international level than ever previous. We believe these new strategies, will provide us with significant long term growth opportunities. Significant factors that we believe could affect our operating results are the (i) prices of our products to our domestic and international retailer and wholesaler customers and their markups to end consumers; (ii) general economic conditions in the U.S., Chinese, and other international markets; and (iii) trade tariffs imposed by the United States on certain products manufactured in China; and (iv) the consequences of the COVID-19 outbreak throughout the world; and (v) high interest rate, inflation and slow- down in real estate market. We believe most of our customers are willing to pay for our high quality and stylish products, timely delivery, and strong production capacity at price levels which we expect will allow us to maintain a relatively high gross profit margin for our products. We do not manufacture our products, but instead we utilize third-party manufacturers. In response to the tariffs imposed by the United States on certain products manufactured in China, we are in the process of shifting a portion of our product manufacturing from third-party manufacturers located in China to third-party manufacturers located in other parts of Asia, such as Vietnam, India and/or Malaysia, countries unaffected by the tariffs. Implementation of a relocation of manufacturing (which by necessity includes an assessment of the factory’s ability to deliver the quantity of the product, in accordance with the Company’s specifications, and in accordance with the Company’s quality control requirements) is time-consuming, but a portion of our manufacturing has been transitioned to Malaysia and India starting in 2020 and we expect that more of our manufacturing will be transitioned to one or more of these venues. Some of our manufacturing will continue to be performed in China because the intellectual know-how necessary to manufacture certain products is not generally available in other Asian countries. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites should also allow us at least to maintain our gross profit margins. The markets in North America (excluding the United States) remains challenging because such markets are experiencing a slow-down and may be entering a recession due to high interest rate and inflation.

Critical Accounting Policies

While our significant accounting policies are described more fully in Note 2 to our accompanying consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this Management’s Discussion and Analysis.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Accounts Receivable

Our accounts receivable arises from product sales. We do not adjust receivables for the effects of a significant financing component at contract inception if we expect to collect the receivables in one year or less from the time of sale. We do not expect to collect receivables greater than one year from the time of sale. Our policy is to maintain an allowance for expected credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. We maintained an allowance for expected credit loss of $532 and $2,914 as of December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, expected credit losses (reversal) provision from continuing operations was ($2,382) and $1,870, respectively. During the years ended December 31, 2023 and 2022, provision for allowance for expected credit losses from discontinued operations were $0. As of December 31, 2023, we had gross receivable of $47,530 of which none was over 90 days past due. The allowance for expected credit losses is our best estimate of the amount of expected credit losses in our existing trade accounts receivable. We determine the allowance based on historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

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

Nova Lifestyle, Inc. and Diamond Bar are subject to U.S. federal and state income taxes. Nova Furniture BVI was incorporated in the BVI and Nova Samoa was incorporated in Samoa. There is no income tax for companies domiciled in the BVI and Samoa. Accordingly, the Company’s condensed consolidated financial statements do not present any income tax provisions related to the BVI and Samoa tax jurisdictions where Nova Furniture BVI and Nova Samoa are domiciled. Nova Malaysia is incorporated in Malaysia and is subject to Malaysia income taxes at the statutory rate of 24%. Nova Living (HK) Group Limited (“Nova HK”) is incorporated in Hong Kong and is subject to Hong Kong income taxes at the statutory rate of 16.5%. In February 2022, Nova HK was deregistered.

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the year ended December 31, 2023, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

As of December 31, 2023 and 2022, the accumulated undistributed earnings generated by its foreign subsidiaries were approximately $25.4 million and $25.6 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of December 31, 2023 and 2022, unrecognized tax benefits were approximately $0. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $0 as of December 31, 2023 and 2022.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the years ended December 31, 2023 and 2022, is as follows:

Gross UTB
	2023	2022

Balance – January 1	$-	$-
Foreign exchange adjustment	-	-
Balance – December 31	-	-

As of December 31, 2023 and 2022, the Company had cumulatively accrued approximately $0 for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled $0 for the years ended December 31, 2023 and 2022, respectively, related to the Company’s continuing operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

Nova Lifestyle and Diamond Bar are subject to U.S. federal and state income taxes and tax years 2020-2023 remain open to examination by tax authorities in the U.S.

Intangible Assets

Intangible assets consist primarily of computer software acquired for internal use. Acquired intangible assets are initially recorded at the acquisition-date fair value. Intangible assets are amortized on a straight-line basis over their estimated useful lives and are carried at cost less accumulated amortization. The estimated useful life of computer software are generally from 5 years.

Revenue Recognition

We recognize revenues when our customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. We recognize revenues following the five step model prescribed under ASU No. 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Revenue from product sales is recognized when the customer obtains control of our product, which typically occurs upon shipment to the customer. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault. As alternatives for the product return option, the customers have the option of asking us for a discount for products with quality issues, or of receiving replacement parts from us at no cost. The amount of reserves for return of products, the discount provided to the customers, and cost for the replacement parts were immaterial for the years ended December 31, 2023 and 2022.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 2023	RM4.59 to 1
December 31, 2022	RM4.40 to 1

Income statement and cash flow items
For the year ended December 31, 2023	RM4.56 to 1
For the year ended December 31, 2022	RM4.40 to 1

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

Results of Operations

Comparison of Years Ended December 31, 2023 and 2022

The following table sets forth the results of our operations for the years ended December 31, 2023 and 2022. Certain columns may not add due to rounding.

	Years Ended December 31,
	2023		2022
	$	% of Sales	$	% of Sales
Net sales	$11,087,459		$12,744,871
Cost of sales	(6,913,902)	62%	(20,526,484)	161%
Gross profit (loss)	4,173,557	38%	(7,781,613)	(61)%
Operating expenses	(10,592,105)	(96)%	(8,440,738)	(66)%
Loss from operations	(6,418,548)	(58)%	(16,222,351)	(127)%
Other expenses, net	(573,617)	(5)%	(851,166)	(7)%
Income tax expenses	(731,092)	(7)%	(2,400)	0%
Loss from continuing operations	(7,723,257)	(70)%	(17,075,917)	(134)%
Loss from discontinued operations	-	-%	(25,754)	0%
Net loss	(7,723,257)	(70)%	(17,101,671)	(134)%

Net Sales

Net sales from continuing operations for the year ended December 31, 2023 were $11.09 million, a decrease of 13% from $12.74 million for 2022. This decrease in net sales resulted primarily from a 33% decrease in average selling price, partially offset by a 31% increase in sales volume. Our three largest selling product categories for the year ended December 31, 2023 were sofas, jade mats and beds, which accounted for approximately 37%, 18% and 13% of sales from continuing operations, respectively. For the year ended December 31, 2022, the three largest selling categories were sofas, beds and chairs, which accounted for approximately 41%, 15% and 11% of sales from continuing operations, respectively.

The $1.66 million decrease in net sales from continuing operations for the year ended December 31, 2023, compared to the year of 2022, was mainly due to decreased sales to North America and other countries. Sales to North America decreased by 27% to $8.77 million for the year ended December 31, 2023, compared to $12.01 million for 2022, such decrease mainly due to inflation, U.S. tightening monetary policy, reducing the purchasing power of the customers and thus making them less willing to spend in nonfood categories. Sales to other countries decreased by $344,849 to $330,159 for the year ended December 31, 2023, from $675,008 for 2022, primarily due to less direct container sales in other countries. However, the decrease in net sales from continuing operations was partially offset by the increase in sales to Asia. Sales to Asia increased by $1.93 million to $1.99 million for the year ended December 31, 2023, compared to $0.06 million for 2022, such increase mainly due to our liquidation sales of the entire inventory of jade mats in Nova Malaysia for $1.95 million.

Cost of Sales

Cost of sales from continuing operations consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales from continuing operations decreased by 66% to $6.91 million for the year ended December 31, 2023, compared to $20.53 million for 2022. Cost of sales as a percentage of sales decreased to 62% for the year ended December 31, 2023, compared to 161% for 2022. The decrease in cost of sales in dollar term and cost of sales as a percentage of sales was mainly a result of our decreased inventory write down of $0.14 million, primarily for the products in U.S., for the year ended December 31, 2023, compared to $12.90 million of inventory write down, primarily for the jade mats in Malaysia, for 2022.

Moreover, if total cost of sales from continuing operations excluded our inventory write down of $0.14 million and $12.90 million for the years ended December 31, 2023 and 2022, respectively, total cost of sales from continuing operations would decrease by 11% to $6.77 million for the year ended December 31, 2023, compared to $7.62 million for 2022, and cost of sales as a percentage of sales would increase to 61% for the year ended December 31, 2023, compared to 60% for 2022. The decrease in cost of sales in dollar term was mainly due to the decrease in our net sales for the year ended December 31, 2023. The increase in cost of sales as a percentage was mainly a result of liquidation sales of jade mats in Malaysia which came with low profit margin for the year ended December 31, 2023.

Gross Profit (Loss)

Gross profit from continuing operations was $4.17 million for the year ended December 31, 2023, compared to gross loss of $7.78 million for 2022, representing an increase in gross profit of $11.96 million. Our gross profit margin was 38% for the year ended December 31, 2023, compared to a gross loss margin of 61% for 2022. The increase in gross profit and gross profit margin was mainly a result of our decreased inventory write down of $0.14 million for the year ended December 31, 2023, compared to $12.90 million of inventory write down for 2022.

Moreover, if total cost of sales from continuing operations excluded our inventory write down of $0.14 million and $12.90 million for the years ended December 31, 2023 and 2022, respectively, our gross profit would be $4.31 million for the year ended December 31, 2023, compared to $5.12 million for 2022, and our gross profit margin would be 39% for the year ended December 31, 2023, compared to 40% for 2022. The decrease in gross profit and gross profit margin was mainly a result of declining sales along with liquidation sales of jade mats for the year ended December 31, 2023.

Operating Expenses

Operating expenses from continuing operations consisted of selling, general and administrative expenses, and research and development. Operating expenses from continuing operations were $10.59 million for the year ended December 31, 2023, compared to $8.44 million for 2022. Selling expenses from continuing operations decreased by 16%, or $0.47 million, to $2.42 million for the year ended December 31, 2023, from $2.89 million for 2022, primarily due to decreased marketing and advertising expenses. In addition, general and administrative expenses from continuing operations decreased by 9%, or $0.49 million, to $5.06 million for the year ended December 31, 2023, from $5.54 million for 2022, primarily due to a decrease in technology service fees and consulting fees of $0.31 million and $0.29 million, respectively, while the decrease was partially offset by an increase in stock compensation expenses of $0.31 million. Research and development from continuing operations increased by 28,462%, or $3.11 million to $3.12 million for the year ended December 31, 2023, from $10,917 for 2022, primary due to we spent on virtual and augmented reality software and AI IT system for the uses of customer consultation, virtual assistance, data analysis, product and inventory tagging and subscription services, etc.

Other Expenses, Net

Other expenses, net, from continuing operations were $573,617 for the year ended December 31, 2023, compared to $851,166 for 2022, representing a decrease in other expenses of $277,549. The decrease in other expenses was due primarily to a decrease in foreign exchange loss of $221,742 to $417,690 for the year ended December 31, 2023, from $639,432 for 2022. The decrease in foreign exchange loss was mainly a result of the appreciation of U.S. dollar against Malaysian Ringgit on liquidation sales of jade mats in Malaysia as partial sales were collected in U.S. dollars.

Income Tax Expenses

Income tax expenses from continuing operations were $0.73 million for the year ended December 31, 2023, compared to $2,400 for 2022. The income tax expenses for 2023 were primary from Nova Malaysia. Nova Malaysia’s net taxable income primarily resulted from cancellation of debt income on debt forgiveness granted by Nova HK, which was partially offset by inventory impairment loss and net operating loss carryovers from prior years. The income tax expenses for 2022 were primarily related to minimum California state tax incurred from U.S. entities.

Loss from Continuing Operations

As a result of the foregoing, our loss from continuing operations was $7.72 million for the year ended December 31, 2023, compared to $17.08 million for 2022.

Loss from Discontinued Operations

On February 15, 2022, we transferred our entire assets and business in Nova HK to Nova Malaysia, one of our subsidiaries. Operations of Nova HK were reported as discontinued operations in the accompanying consolidated financial statements for all periods presented. We had no loss from discontinued operations for the year ended December 31, 2023 and loss of $0.03 million for the years ended December 31, 2022.

Net Loss

As a result of the foregoing, our net loss was $7.72 million for the year ended December 31, 2023, compared to $17.10 million for 2022.

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

We rely primarily on internally generated cash flow and available working capital to support growth. We may seek additional financing in the form of bank loans or other credit facilities or funds raised through offerings of our equity or debt, if and when we determine such offerings are required. As of December 31, 2023, we do not have any credit facilities. We believe that our current cash and cash equivalents and anticipated cash receipts from sales of products will be sufficient to meet our anticipated working capital requirements and capital expenditures for the next 12 months.

We had net working capital of $60,057 at December 31, 2023, a decrease of $6,497,572 from net working capital of $6,557,629 at December 31, 2022. The ratio of current assets to current liabilities was 1.02-to-1 at December 31, 2023.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2023 and 2022:

	2023	2022
Cash provided by (used in):
Operating activities	$(1,580,247)	$(5,367,650)
Investing activities	18,643	(8,772)
Financing activities	-	-

Net cash used in operating activities was $1.58 million for the year ended December 31, 2023, an increase in cash inflow of $3.79 million from $5.37 million of cash used in operating activities for 2022.

The increase in cash inflow was attributable primarily to (i) an increase in cash inflow of $3.41 million for inventories to $2.53 million cash inflow for the year ended December 31, 2023, from $0.88 million cash outflow for 2022, such increase in cash inflow being mainly due to less purchases made from our suppliers and liquidation sales of the entire inventory of jade mats in Nova Malaysia for 2023; (ii) an increase in cash inflow of $1.69 million for other current assets to $0.51 million cash inflow for the year ended December 31, 2023, from $1.19 million cash outflow for 2022, such increase in cash inflow being mainly a result of less prepayments to IT consulting firm due to the completion of our virtual tour and web augmented reality development project for 2023; and (iii) an increase in cash inflow of $0.64 million for accrued liabilities and other payables to $0.67 million cash inflow for the year ended December 31, 2023, from $0.04 million cash inflow for 2022, such increase in cash inflow being mainly due to delay the payments to our service providers. The increase in operating cash inflow was partially offset by an increase in cash outflow of $0.76 million for advance to supplier to $0.07 million cash outflow for the year ended December 31, 2023, from $0.69 million cash inflow for 2022, such increase in cash outflow being mainly due to less deposits paid to our suppliers with more goods received from them for 2023.

Net cash provided by investing activities was $0.02 million for the year ended December 31, 2023, an increase in cash inflow of $0.03 million from $8,772 of cash used in investing activities for 2022. For the year ended December 31, 2023, we incurred cash inflow of $0.02 million from disposal of fixed assets. For the year ended December 31, 2022, we incurred cash outflow of $8,772 from purchase of office equipment.

Net cash provided by financing activities was $0 for the years ended December 31, 2023 and 2022. During the year ended December 31, 2023, we received $0 from equity financing.

As of December 31, 2023, we had gross accounts receivable of $47,530 of which $28,362 was not yet past due and $19,168 was less than 90 days past due. We had an allowance for expected credit losses of $532. As of March 19, 2024, 99.7% of accounts receivable outstanding as of December 31, 2023 had been collected.

100% of our accounts receivable outstanding at December 31, 2022 had been collected during 2023.

As of December 31, 2023 and 2022, we had advances to suppliers of $93,740 and $21,173, respectively. These supplier prepayments are made for goods before we actually receive them.

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

As of March 19, 2024, $57,842 or 62% of our advances to suppliers outstanding at December 31, 2023 had been delivered to us in the form of purchases of furniture.

Other Long-Term Liabilities

As of December 31, 2023, we recorded long-term taxes payable of $0.64 million, consisting of an income tax payable of $0.64 million, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on our post-1986 foreign unremitted earnings, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2023. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to nominees for director of Nova LifeStyle, compliance with Section 16(a) of the Securities Exchange Act of 1934, and the Company’s code of ethics is set forth under the captions “Proposal 1–Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Code of Ethics,” respectively, in the Proxy Statement for the 2024 Annual Meeting of Stockholders. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of or are included in this Annual Report:

1.	Financial statements listed in the Index to Financial Statements, filed as part of this Annual Report beginning on page F-1; and
2.	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and between Stevens Resources, Inc. and Nova LifeStyle, Inc., dated June 14, 2011 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
2.2	Share Exchange Agreement and Plan of Reorganization by and between Nova Furniture Limited and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
2.3	Return to Treasury Agreement by and between Nova LifeStyle, Inc. and Alex Li, dated June 30, 2011 (Incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
3.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-163019) filed on November 10, 2009)
3.2	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
3.3	Certificate of Amendment to Articles of Incorporation filed with the Secretary of the State of Nevada on December 15, 2009, and effective as of September 9, 2009 (Incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
3.4	Articles of Merger between Stevens Resources, Inc. and Nova LifeStyle, Inc. amending the Articles of Incorporation filed with the Secretary of State of the State of Nevada on June 14, 2011, and effective as of June 27, 2011 (Incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
3.5	Articles of Exchange of Nova Furniture Limited and Nova LifeStyle, Inc. filed with the Secretary of State of the State of Nevada on June 30, 2011 (Incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
3.6	First Amendment to the Amended and Restated Bylaws of Nova Lifestyle, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36259) filed on February 28, 2018)
3.7	Certificate of Change to Authorized Shares of Nova Lifestyle, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36259) filed on December 20, 2019)
3.8	Certificate of Change filed with the Nevada Secretary of State on May 22, 2023 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 23, 2023)
3.9	Certificate of Change to the Articles of Incorporation of Nova LifeStyle Inc. filed with the Nevada Secretary of State on September 5, 2023 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2023)
4.1	Specimen Stock Certificate (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
4.2	Form of Investor Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 26, 2021)
4.3	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 26, 2021)
4.4†	Description of Securities registered under Section 12 of the Securities Exchange Act of 1934, as amended
10.1	Shareholder Agreement by and between Nova Furniture Limited and St. Joyal, dated January 1, 2011 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
10.2#	Form of Director Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 3, 2013)

10.3#	Nova LifeStyle, Inc. 2014 Omnibus Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 333-163019) filed on July 10, 2014)
10.4#	Nova LifeStyle, Inc. Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (File No. 333-163019) filed on July 10, 2014)
10.5#	Employment Agreement by and between Nova Lifestyle Inc. and Thanh H. Lam dated May 8, 2018 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2018)
10.6	Sales Representative Agreement by and between Diamond Bar Outdoors, Inc. and Tawny Lam Consulting, Inc. dated January 4, 2020 (Incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on May 12, 2020)
10.7	Nova LifeStyle, Inc. 2021 Omnibus Equity Plan (Incorporated herein by reference to Annex A to the Company’s Definitive Proxy on Schedule 14A filed on April 13, 2021)
10.8	Form of Securities Purchase Agreement dated July 23, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2021)
10.9#	Employment Agreement by and between Nova Lifestyle Inc. and Jeffery Chuang dated August 11, 2021 (Incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on April 8, 2022)
10.10#	Amendment to Employment Agreement by and between Nova Lifestyle Inc. and Thanh H. Lam dated December 30, 2021 (Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on April 8, 2022)
10.11#†	Employment Agreement by and between Nova Lifestyle Inc. and Thanh H. Lam dated May 8, 2023
10.12#†	Employment Agreement by and between Nova Lifestyle Inc. and Jeffery Chuang dated September 1, 2023
10.13	Sale and Purchase Agreement by and among Nova LifeStyle Inc., Nova Living (M) Sdn Bhd and Web 3.0 Sdh Bhd dated November 16, 2023(Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2023)
10.14#†	Amendment to Employment Agreement by and between Nova Lifestyle Inc. and Jeffery Chuang dated December 22, 2023
10.15	Sale and Purchase Agreement by and among Nova LifeStyle Inc., Nova Living (M) Sdn Bhd and ATS Brand Sdh Bhd dated January 23, 2024 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2024)
14.1	Code of Business Conduct and Ethics of Nova Lifestyle, Inc. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 10, 2013)
19.1†	Insider Trading Policy
21.1†	Subsidiaries of the Registrant
23.1†	Consent of WWC, P.C.
24.1†	Power of Attorney (Included on the Signature Page of this Annual Report on Form 10-K)
31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1†	Clawback Policy

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Indicates management contract or compensatory plan, contract or arrangement.

†Filed herewith.

‡Furnished herewith.

NOVA LIFESTYLE, INC.

Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Shareholders of Nova Lifestyle, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nova Lifestyle, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of loss and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Emphasis Matter – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss for the years ended December 31, 2023 and 2022, and the accumulated deficit increased from $36.71 million to $44.43 million from 2022 to 2023. These factors, raise substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal controls over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

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

Goodwill

We assessed the carrying value of goodwill as a critical audit matter. As discussed in Note 2 to the consolidated financial statements, the Company’s goodwill balance was $218,606 as of December 31, 2023. The account requires challenging, subjective, and complex judgment and assumptions regarding the estimation of future cash flows and finding the appropriate weighted average cost of capital to determine that the balance is reasonable, properly disclosed, and not materially misstated.

Our principal audit procedures performed to address the goodwill impairment included the following:

●	Evaluated management of significant assumptions and estimates which is particularly related to future revenue growth rates, capital expenditures, operating margins on evaluating the impact on the fair values according to the changes in the assumptions.
●	Assessing the appropriateness of the methodology applied in estimating the fair values of the Company’s goodwill and evaluating the reasonableness of certain ratios and assumptions used in analysis.
●	Performed quantitative analysis by using valuation model to evaluate the fair value and test whether impairment exists.

The accounts relevant to this critical audit matter include the gross value of the goodwill, and related impairment expense, and the related disclosure in the accompanying note 2 to the financial statements.

Inventory Impairment

We assessed the carrying value of inventory as a critical audit matter. As described in Note 4 to the consolidated financial statements, as of December 31, 2023, the Company’s inventories balance was $2,213,311, which was an amount that was quantitatively material to the financial statements as a whole, and the account required challenging, subjective and complex judgement and assumptions in regards to the estimation of the net realizable value of those assets to determine that the balance was reasonable, and not materially misstated.

The Company’s inventories are stated at the lower of cost or net realizable value, with cost determined on a weighted-average basis. The write-down of potential obsolete or slow-moving inventories is recorded based on management’s assumptions about future demands derived and market conditions. For the year ended December 31, 2023, the Company wrote down $140,131 of slow-moving inventory. Inventories have been written down to the Company’s best estimate of their realizable value, which includes consideration of various factors.

Our principal audit procedures performed to address the net realizable value of the inventories and related the impairment expense included the following:

●	Observing the physical condition of the inventories during inventory counts. Performing independent analysis of significant assumptions provided by management, by researching wholesale and retail market prices, gaining an understanding of demand for the product by searching for comparable products in the market place.
●	Inquired with Company personnel to understand management’s model of estimates on selling price and cost of completion to calculate net realizable value and assess the appropriateness of the methodology applied in developing those estimates.
●	Performed quantitative analysis and recalculation on net realizable value to test if any impairment exists, and developed a range of independent estimates for assumptions for the valuation models and compared those estimates with those employed by management.

The accounts relevant to this critical audit matter include the inventories and cost of sales, and the related disclosure in the accompanying notes 4 to the financial statements.

WWC, P.C.

Certified Public Accountants

PCAOB ID No.1171

We have served as the Company’s auditor since 2022.

San Mateo, California

April 12, 2024

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022

	2023	2022

Assets

Current Assets
Cash and cash equivalents	$369,137	$1,374,167
Accounts receivable, net	46,998	288,478
Advance to suppliers	93,740	21,173
Inventories	2,213,311	4,932,642
Prepaid expenses	984,934	1,504,671
Other receivables	41,265	79,175

Total Current Assets	3,749,385	8,200,306

Noncurrent Assets
Plant, property and equipment, net	287,673	368,624
Operating lease right-of-use assets, net	1,904,349	2,660,977
Intangible assets, net	8,473	13,837
Lease deposit	69,992	71,146
Goodwill	218,606	218,606

Total Noncurrent Assets	2,489,093	3,333,190

Total Assets	$6,238,478	$11,533,496

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF DECEMBER 31, 2023 AND 2022

	2023	2022

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$430,045	$321,261
Operating lease liability, current	701,985	736,428
Advance from customers	306,532	170,139
Accrued liabilities and other payables	1,100,661	413,599
Income tax payable	1,150,105	629
Other loan interest payable	–	621
Current liabilities of discontinued operations	–	–

Total Current Liabilities	3,689,328	1,642,677

Noncurrent Liabilities
Other Loan	147,428	150,000
Operating lease liability, non-current	1,262,256	1,971,386
Income tax payable	643,112	1,157,603

Total Noncurrent Liabilities	2,052,796	3,278,989

Total Liabilities	5,742,124	4,921,666

Contingencies and Commitments

Stockholders’ Equity
Common stock, $0.001 par value; 250,000,000 shares authorized, 1,917,706 shares issued and outstanding as of December 31, 2023 and 3,000,000 shares authorized, 1,434,815 shares issued and outstanding as of December 31, 2022, respectively	1,918	1,440
Additional paid-in capital	44,402,821	43,239,701
Accumulated other comprehensive (loss) income	521,425	77,242
Accumulated deficits	(44,429,810)	(36,706,553)

Total Stockholders’ Equity	496,354	6,611,830

Total Liabilities and Stockholders’ Equity	$6,238,478	$11,533,496

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022

Net Sales	$11,087,459	$12,744,871

Cost of Sales	6,913,902	20,526,484

Gross (Loss) Profit	4,173,557	(7,781,613)

Operating Expenses
Selling expenses	2,417,479	2,885,249
General and administrative expenses	5,056,500	5,544,572
Research and development	3,118,126	10,917

Total Operating Expenses	10,592,105	8,440,738

Loss From Operations	(6,418,548)	(16,222,351)

Other Income (Expenses)
Non-operating income	19,979	550
Foreign exchange transaction (loss) income	(417,690)	(639,432)
Interest (expense) income, net	(9,495)	(25,216)
Financial expense	(166,411)	(187,068)

Total Other Expenses, Net	(573,617)	(851,166)

Loss Before Income Taxes and Discontinued Operations	(6,992,165)	(17,073,517)

Income Tax Expense	(731,092)	(2,400)

Loss From Continuing Operations	(7,723,257)	(17,075,917)

Loss From Discontinued Operations	–	(25,754)

Net Loss	(7,723,257)	(17,101,671)

Other Comprehensive Loss
Foreign currency translation	444,183	(304,608)

Net Loss and Comprehensive Loss	(7,279,074)	(17,406,279)

Weighted average shares outstanding - Basic and Diluted	1,556,555	1,385,913

Loss from continuing operations per share of common stock
Basic and Diluted	$(4.96)	$(12.32)

Loss from discontinued operations per share of common stock
Basic and Diluted	$–	$(0.02)

Net loss per share of common stock
Basic and Diluted	$(4.96)	$(12.34)

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

				Accumulated		Retained
			Additional	Other		Earnings	Total
	Common stock		Paid-in	Comprehensive	Statutory	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Reserve	Deficits)	Equity

Balance at January 1, 2022	1,365,880	$1,367	$42,665,853	$381,850	$-	$(19,604,882)	$23,444,188

Stock issued to employees	2,100	2	13,438	-	-	-	13,440

Stock issued to consultants	41,500	42	450,439	-	-	-	450,481

Issuance of common stock	28,788	29	109,971	-	-	-	110,000

Foreign currency translation loss	-	-	-	(304,608)	-	-	(304,608)

Net loss	-	-	-	-	-	(17,101,671)	(17,101,671)

Balance at December 31, 2022	1,438,268	$1,440	$43,239,701	$77,242	$-	$(36,706,553)	$6,611,830

Stock issued to employees	2,400	2	5,878	-	-	-	5,880

Stock issued to consultants	15,000	15	45,985	-	-	-	46,000

Stock issued to designer	45,491	45	119,918				119,963

Stock issued to IT consultants	150,000	150	317,850				318,000

Acquisition of AI IT system	270,000	270	674,730				675,000

Rounding due to 1:5 reversed stock split	(3,453)	(4)	(1,241)				(1,245)

Foreign currency translation gain	-	-	-	444,183	-	-	444,183

Net loss	-	-	-	-	-	(7,723,257)	(7,723,257)

Balance at December 31, 2023	1,917,706	$1,918	$44,402,821	$521,425	$-	$(44,429,810)	$496,354

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022

Cash Flows From Operating Activities
Net loss	$(7,723,257)	$(17,101,671)
Net loss from discontinued operations	-	(25,754)
Net loss from continuing operations	(7,723,257)	(17,075,917)

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	55,446	88,285
Amortization of operating lease right-of-use assets	748,344	483,563
Write down of inventories	140,131	12,904,676
Stock based compensation expense	499,631	573,923
Research and development	675,000	-
Changes in allowance for expected credit losses	(2,382)	1,870
Changes in operating assets and liabilities:
Accounts receivable	243,862	(186,951)
Advance to suppliers	(72,567)	686,091
Inventories	2,525,732	(879,527)
Other current assets	506,133	(1,186,439)
Operating lease liabilities	(735,151)	(586,733)
Accounts payable	108,784	(37,101)
Advance from customers	137,172	(224,237)
Accrued liabilities and other payables	672,715	35,305
Taxes payable	640,160	(86,229)

Net Cash Provided by (Used in) Continuing Operations	(1,580,247)	(5,489,421)
Net Cash Provided by Discontinued Operations	–	121,771
Net Cash Used in Operating Activities	(1,580,247)	(5,367,650)

Cash Flows From Investing Activities
Disposal of fixed assets	18,643	–
Purchase of property and equipment	-	(8,772)

Net Cash Used in Continuing Operations	18,643	(8,772)
Net Cash Used in Discontinued Operations	–	–
Net Cash Used in Investing Activities	18,643	(8,772)

Cash Flows From Financing Activities

Net Cash Provided by Continuing Operations	–	–
Net Cash Provided by Discontinued Operations	–	–
Net Cash Provided by Financing Activities	–	–

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$556,574	$474,483

Net Decrease in Cash and Cash Equivalents	(1,005,030)	(4,901,939)

Cash and Cash Equivalents, Beginning of Period	1,374,167	6,276,106

Cash and Cash Equivalents, Ending of Period	$369,137	$1,374,167

Supplemental Disclosure of Cash Flow Information

Continuing operations:
Cash paid during period for:
Income tax payments	$90,931	$248,720
Interest expense	$6,176	$5,697

Discontinued operations:
Cash paid during period for:
Income tax payments	$–	$–
Interest expense	$–	$–

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

Note 1 - Organization and Description of Business

Organization and Business

Nova LifeStyle, Inc. (“Nova LifeStyle” or the “Company”), formerly known as Stevens Resources, Inc., was incorporated in the State of Nevada on September 9, 2009.

The Company is a U.S. holding company with no material assets other than the ownership interests of its subsidiaries through which it markets, designs and sells furniture worldwide: Nova Furniture Limited domiciled in the British Virgin Islands (“Nova Furniture”), Nova Furniture Ltd. domiciled in Samoa (“Nova Samoa”), Diamond Bar Outdoors, Inc. domiciled in California (“Diamond Bar”), i Design Blockchain Technology, Inc. domiciled in California (“i Design”) and Nova Living (M) SDN. BHD. domiciled in Malaysia (“Nova Malaysia”). The Company had three former subsidiaries Bright Swallow International Group Limited domiciled in Hong Kong (“Bright Swallow” or “BSI”) which was sold in January 2020, Nova Furniture Macao Commercial Offshore Limited domiciled in Macao (“Nova Macao”) which was de-registered and liquidated in January 2021 and Nova Living (HK) Group Limited domiciled in Hong Kong (“Nova HK”) which was de-registered and liquidated in February 2023.

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

On December 7, 2017, Nova LifeStyle incorporated i Design Blockchain Technology, Inc. (“i Design”) under the laws of the State of California. The purpose of i Design is to build the Company’s own blockchain technology team. This company will focus on the application of blockchain technology in the furniture industry, including encouraging and facilitating interactions among designers and customers, and building a blockchain-powered platform that enables designers to showcase their products, including current and future furniture designs. This company is in the planning stage and has had minimal operations through December 31, 2023.

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

The “Company” and “Nova” collectively refer to Nova LifeStyle, the U.S. parent, and its subsidiaries, Nova Furniture, Nova Samoa, Diamond Bar, i Design, Nova HK and Nova Malaysia.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis and following GAAP in the U.S. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company incurred a net loss of $7.72 million and $17.10 million for the years ended December 31, 2023 and 2022. The accumulated deficit of the Company was $44.43 million and $36.71 million as of December 31, 2023 and 2022. Net cash balance decreased to $0.37 million for the year ended December 31, 2023 from $1.37 million for the year ended December 31, 2022. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern.

The Company has faced ongoing losses from operations, and significant cash outflows from cash used in operating activities in past years. The company lacks assurance regarding its ability to achieve profitability or secure essential financing for its operations. Considering these principal conditions, the Company’s management has determined that it is probable the company might encounter challenges in meeting its obligations within one year after the issuance of financial statements, primarily due to insufficient cash flow. Therefore, the Company must assess the probability that its plans will effectively alleviate the substantial doubt.

The Company management has the following plans to alleviate the substantial doubt: The Company will participate in four major U.S. furniture fairs every year to seek new customers to increase the company’s sales. To augment diversified revenue streams, The Company’s subsidiary Nova Malaysia is proactively engaged in the development of an innovative home decoration design IT software system. Besides, in the second quarter of this year, the company will raise money from the market to increase cash flow and investment capital.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding financial reporting. The audited consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to, revenue recognition, the allowance for expected credit losses, valuation of inventories, the valuation of stock-based compensation, income taxes and unrecognized tax benefits, valuation allowance for deferred tax assets, assumptions used in assessing impairment of long-lived assets and goodwill, and loss contingencies. Actual results could differ from those estimates.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the two-step goodwill impairment test for the Diamond Bar reporting unit. Accordingly, as of December 31, 2023 and 2022, the Company concluded there was no impairment of goodwill of Diamond Bar.

Intangible Assets

Intangible assets consist primarily of computer software acquired for internal use. Acquired intangible assets are initially recorded at the acquisition-date fair value. Intangible assets are amortized on a straight-line basis over their estimated useful lives and are carried at cost less accumulated amortization. The estimated useful life of computer software are generally from 5 years.

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

The Company’s policy is to maintain an allowance for expected credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. An analysis of the allowance for expected credit losses accounts is as follows:

Balance at January 1, 2023	$2,914
(Reversal) Provision for the year	(2,382)
Balance at December 31, 2023	$532

The expected credit losses (reversal) provision for the years ended December 31, 2023 and 2022 was ($2,382) and $1,870, respectively. During the years ended December 31, 2023 and 2022, provision for allowance for expected credit loss from discontinued operations were $0.

Advances to Suppliers

Advances to suppliers represent amounts paid to suppliers in advance for goods that are yet to be delivered and from which future economic benefits are expected to flow to the Company within the normal operating cycle. Based on its historical record and in normal circumstances, the Company receives goods within 4 to 6 months from the date the advance payment is made. During the year ended December 31, 2023 and 2022, no provision was made on advances to suppliers.

Inventories

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the year ended December 31, 2023 and 2022, the Company wrote down $140,131 and $12.90 million of slow-moving inventory. The inventory write-down is included in “Cost of Sales” from continuing operations in the consolidated statements of comprehensive income. There were no write-downs of inventories from the Company’s discontinued operations for the year ended December 31, 2023 and 2022.

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

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and operating lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the years ended December 31, 2023 and 2022.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. In addition, during 2023, the Company has been developing Virtual and Augmented reality software and AI system for potential consulting business. The entire system is far from complete as it requires to integrate with other components in order to be functional. It is still in development stage and not in operation. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expenses from continuing operations were $3.12 million and $10,917 for the years ended December 31, 2023 and 2022, respectively. Research and development expenses from discontinued operations were $0 for the year ended December 31, 2023 and 2022, respectively.

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

Nova Lifestyle, Inc. and Diamond Bar are subject to U.S. federal and state income taxes. Nova Furniture BVI was incorporated in the BVI and Nova Samoa was incorporated in Samoa. There is no income tax for companies domiciled in the BVI and Samoa. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to the BVI and Samoa tax jurisdictions where Nova Furniture BVI and Nova Samoa are domiciled. Nova Malaysia is incorporated in Malaysia and is subject to Malaysia income taxes at the statutory rate of 24%. Nova Living (HK) Group Limited (“Nova HK”) is incorporated in Hong Kong and is subject to Hong Kong income taxes at the statutory rate of 16.5%. In February 2022, Nova HK was deregistered.

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the year ended December 31, 2023, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

As of December 31, 2023, the accumulated undistributed earnings generated by its foreign subsidiaries were approximately $25.4 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of December 31, 2023 and 2022, unrecognized tax benefits were approximately $0. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $0 as of December 31, 2023 and 2022.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the year ended December 31, 2023 and 2022, is as follows:

	Gross UTB
	2023	2022
Balance – January 1
Foreign exchange adjustment
Balance – December 31	$-	$-

At December 31, 2023 and 2022, the Company had cumulatively accrued approximately $0 for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled $0 and $0 for the years ended December 31, 2023 and 2022, respectively, related to the Company’s continuing operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

Nova Lifestyle and Diamond Bar are subject to U.S. federal and state income taxes and tax years 2020-2023 remain open to examination by tax authorities in the U.S.

Revenue Recognition

The Company recognizes revenues when its customers obtain control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under ASC-606: (i) identifies contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenues when (or as) it satisfies the performance obligation.

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

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

The Company’s sales policy allows for product returns within the warranty period if the product is defective and the defects are the Company’s fault. As alternatives to the product return option, the customers have the option of requesting a discount from the Company for products with quality issues or of receiving replacement parts from the Company at no cost. The amount for product returns, the discount provided to the Company’s customers, and the costs for replacement parts were immaterial for the years ended December 31, 2023 and 2022.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the years ended December 31, 2023 and 2022, shipping and handling costs were 1,682 and $2,096, respectively. During the years ended December 31, 2023 and 2022, shipping and handling costs from discontinued operations were $0.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense was $1,053,197 and $1,213,836 for the years ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, advertising expense from discontinued operation were $0.

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

The following table presents a reconciliation of basic and diluted loss per share for the years ended December 31, 2023 and 2022:

	2023	2022

Net loss from continuing operations	$(7,723,257)	$(17,075,917)
Net loss from discontinued operations	-	(25,754)
Net loss	$(7,723,257)	$(17,101,671)

Weighted average shares outstanding – Basic and Diluted *	1,556,555	1,385,913

Net loss from continuing operations per share of common stock
Basic and Diluted	(4.96)	(12.32)

Net loss from discontinued operations income per share of common stock
Basic and Diluted	-	(0.02)

Net loss per share of common stock
Basic and Diluted	$(4.96)	$(12.34)

*	Including 0 shares that were granted and vested but not yet issued for the years ended December 31, 2023 and 2022, respectively.

For the year ended December 31, 2023, 4,500 shares of unvested restricted stock, vested stock options to purchase 13,400 shares of the Company’s common stock, and 245,192 shares exercisable under warrants were excluded from the EPS calculation, as their effect were anti-dilutive.

For the year ended December 31, 2022, 4,500 shares of unvested restricted stock, vested stock options to purchase 134,000 shares of common stock of the Company, and 1,225,959 shares exercisable under warrants were excluded from the EPS calculation, as their effects were anti-dilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of the financial condition and payment practices of its customers to minimize collection risk on accounts receivable.

One customer accounted for 18% of the Company’s sales from continuing operations for the year ended December 31, 2023. No customer accounted for 10% or more of the Company’s sales from continuing operations for the year ended December 31, 2022. Three customers accounted for 26%, 23% and 19% of the Company’s gross accounts receivable as of December 31, 2023. Two customers accounted for 66% and 13%, respectively, of the Company’s gross accounts receivable as of December 31, 2022.

No customer accounted for 10% of the Company’s sales from discontinued operations for the year ended December 31, 2023 and 2022.

The Company purchased its products from two major vendors during the years ended December 31, 2023 and 2022, respectively, accounting for a total of 44% for 2023 (26% and 18%) and 42% for 2022 (21% and 21%) of the Company’s purchases from continuing operations, respectively.

Advances made to these major vendors were $0 as of December 31, 2023 and 2022, respectively. Accounts payable to these major vendors were $266,652 and $62,251 as of December 31, 2023 and 2022, respectively.

No vendor accounted for 10% of the Company’s purchases from discontinued operations for the years ended December 31, 2023 and 2022.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 2023	RM 4.59 to 1
December 31, 2022	RM 4.40 to 1

Income Statement and cash flow items
For the year ended December 31, 2023	RM 4.56 to 1
For the year ended December 31, 2022	RM 4.39 to 1

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

The Company recognized no impairment of ROU assets as of December 31, 2023 and 2022.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the consolidated balance sheets at December 31, 2023 and 2022.

Reclassification

Certain prior period accounts have been reclassified in conformity with current period’s presentation.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the probable, incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost basis. Am entity should apply ASU 2016-13 on a modified-retrospective transition approach that would require a cumulative-effect adjustment to the opening retained earnings in the balance sheets as of the date of adoption. In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for trouble debt restructurings by creditors and enhances the disclosure requirements for modifications of loans to borrowers experiencing financial difficulty. Additionally, ASU 2022-02 requires disclosure of gross write-offs by year of origination for receivables within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost, which should be applied prospectively. Both ASU 2016-13 and ASU 2022-02 are effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 and ASU 2022-02 beginning January 1, 2023. The adoption of ASU 2016-13 and ASU 2022-02 did not have any material impact on our condensed consolidated financial statement presentation or disclosures.

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

Note 4 - Inventories

The inventories as of December 31, 2023 and 2022 totaled $2,213,311 and $4,932,642, respectively, and consisted entirely of finished goods.

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the year ended December 31, 2023, the Company wrote-down $140,131 of slow-moving inventory. The inventory write-down is included in “Cost of Sales” in the consolidated statements of operations. For the year ended December 31, 2022, the Company wrote-down $12,904,676 of slow-moving inventories from the Company’s discontinued operations.

Note 5 - Plant, Property and Equipment, Net

As of December 31, 2023 and 2022, plant, property and equipment consisted of the following:

	December 31, 2023	December 31, 2022
Computer and office equipment	$255,352	$276,567
Decoration and renovation	378,237	392,703
	633,589	669,270
Less: accumulated depreciation	(345,916)	(300,646)
	$287,673	$368,624

Depreciation expense was $68,401 and $63,218 for the years ended December 31, 2023 and 2022, respectively. Depreciation expense from discontinued operations was $0 and $1,107 for the years ended December 31, 2023 and 2022, respectively.

For years ended December 31, 2023 and 2022, the company disposed of $0 and $207,479 of office equipment and decoration and renovation, respectively.

Note 6 – Intangible Assets

As of December 31, 2023 and 2022, intangible assets consisted of the following:

	December 31, 2023	December 31, 2022
Accounting software	$26,800	$26,800
Less: accumulated amortization	(18,327)	(12,963)
	$8,473	$13,837

Amortization expense was $5,364 and $5,370 for the years ended December 31, 2023 and 2022. Amortization of intangible assets from discontinued operations was $0 for the years ended December 31, 2023 and 2022, respectively.

Note 7 – Advances to Suppliers

The Company makes advances to certain vendors for inventory purchases. The advances on inventory purchases were $93,740 and $21,173 as of December 31, 2023 and December 31, 2022, respectively. No impairment charges were made on advances to suppliers for the years ended December 31, 2023 and 2022.

Note 8 – Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

Prepaid expenses	$984,934	$1,504,671
Other receivables	41,265	79,175
	$1,026,199	$1,583,846

As of December 31, 2023 and 2022, prepaid expenses and other receivables mainly represented prepaid insurance, refund receivable from suppliers, prepaid advertising expense, and Celero and Cardknox account balances. On September 12, 2023, Nova Malaysia entered into an agreement with a consulting firm to deliver consultancy service for AI Trends and Tools. Nova Malaysia agreed to pay 5,000,000 Malaysia Ringgit ($1,065,235) for the service. During 2023, Nova Malaysia paid 3,800,000 Malyaia Ringgit ($827,833 to the consultant and was recorded as prepaid expense.

In October 2022, Nova Malaysia entered into a business agreement with an I.T. firm to develop a virtual reality and augmented reality development project and related works. The project was originally intended to be used internally to promote the sales. Nova Malaysia agreed to pay 10,000,000 Malaysia Ringgit ($2,110,640) for developing the project. The payment would be paid as first phase for 40% of total payment, second phase for 20% of total payment, third phase for 20% of total payment and fourth phase for 20% of total payment. On April 20, 2023, the Company entered into an amended agreement to update and test the project for additional 1,000,000 Malaysia Ringgit ($217,851). On May 10, 2023, the virtual reality and augmented reality development project was completed as a prototype testing model. Up to that point, the company believes this project could be utilized not only internally to promote sales, but also go external licensing for direct subscription in the future, which might help the company to convert to a software or APP provider. However, it is just a part of the ultimate software product to be functional. The ultimate software is still in development stage and not currently feasible to be functional. The total payment to IT firm was 11,000,000 Malyaia Ringgit ($2,413,498) and was recorded as research and development.

Note 9 – Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022

Other payables	$139,722	$15,225
Salary payable	7,511	6,612
Financed insurance premiums	69,337	71,415
Auditing fee	125,000	85,000
Warranty liability	27,545	38,349
Accrued commission	58,669	69,592
Accrued expenses, others	672,877	127,406
	$1,100,661	$413,599

As of December 31, 2023 and 2022, other accrued expenses mainly included legal and professional fees, utilities and unpaid operating expenses incurred in Malaysia. Other payables represented balance on credit card, other taxes payable and 401(k) payable.

Note 10 – Other Loans

On June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. The Loan, which was in the form of a promissory note dated June 19, 2020, matures on June 19, 2050 and bears interest at a rate of 3.75% per annum, payable monthly beginning 12 months from the date of the promissory note. Funds from the Loan may only be used for working capital. The loan was secured by all tangible and intangible property of Diamond Bar. It has accumulated interest of $5,580 and $5,697 for the years ended December 31, 2023 and 2022, respectively.

Note 11 – Income Taxes

Taxes recoverable (payable) consisted of the following at December 31, 2023 and 2022:

	2023	2022
Income tax receivable – current	$-	$-
Income tax payable - current	(1,150,105)	(629)
Income tax payable – noncurrent	$(643,112)	$(1,157,603)

As of December 31, 2023 and 2022, current tax payable were $1.15 million and $629, respectively. For 2023, current tax payable, $0.43 million was arising from a one-time transition tax recognized in the fourth quarter of 2017 on post-1986 foreign unremitted earnings (see below) and $0.72 million was primarily resulted from Nova Malaysia’s taxable income which incurred due to cancellation of debt income on debt forgiveness granted by Nova HK, which was partially offset by inventory impairment loss and net operating loss carryovers from prior years.

As of December 31, 2023 and 2022, noncurrent tax payable were $0.64 million and $1.16 million, respectively, arising from a one-time transition tax recognized in the fourth quarter of 2017 on post-1986 foreign unremitted earnings (see below).

The (benefit) provision for income taxes on loss from continuing operations consisted of the following:

	2023	2022
Current:
Federal	$-	$-
State	2,400	2,400
Hong Kong	-	-
Malaysia	728,692	-
	731,092	2,400

Deferred:
Federal	-	-
State	-	-
Total provision (benefit) for income taxes	$731,092	$2,400

The following is a reconciliation of the difference between the actual (benefit) provision for income taxes and the (benefit) provision computed by applying the federal statutory rate on income before income taxes from continuing operations:

	2023	2022
Tax at federal statutory rate	$(1,468,355)	$(3,585,770)
Foreign rate differential	607,758	(525,735)
ASC 740-10 uncertain tax position	-	-
Tax exemption	-	-
Global Intangible Low-Taxed Income	-	-
Stock based compensation	66,045	90,645
Non-deductible Expenses	3,767,680
Others	(204,526)	(85,279)
Valuation allowance	(2,037,510)	4,108,539
Total provision (benefit) for income taxes	$731,092	$2,400

The following presents the aggregate dollar effects of the Company’s tax exemption from its continuing operations:

	2023	2022
Aggregate dollar effect of tax holiday	$-	$-

Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	2023	2022
Non-Current Deferred Tax Assets:
Accrued liabilities	$15,898	$28,130
Fed & CA amortization	9,832	13,511
Stock compensation	160,522	155,111
ASC 842 – lease liability	522,840	685,136
Inventory	-	6,898,892
U.S. NOL	4,213,883	4,323,465
Capital loss	734,766	733,461
Charitable Contribution	1,748	1,332
R&D Capitalization	3,658	2,063
Interest	3,587	5,058

Non-Current Deferred Tax Liabilities:
Prepaid expenses	(423)	-
Fed & CA depreciation	(7,744)	(3,405)
ASC 842- ROU Asset	(506,280)	(673,292)

Net Non-Current Deferred Tax Assets before Valuation Allowance	5,152,289	12,169,462
Less: Valuation Allowance	(5,152,289)	(12,169,462)
Non-Current Deferred Tax Assets, Net:	-	-
Total Deferred Assets, Net:	$-	$-

Nova LifeStyle, Inc. and Diamond Bar are subject to U.S. federal and state income taxes. Nova Furniture BVI is incorporated in the BVI. There is no income tax for a company domiciled in the BVI. Accordingly, the Company’s consolidated financial statements do not present any income tax provision related to the BVI tax jurisdiction where Nova Furniture BVI is domiciled.

For U.S. Federal income tax purpose, the Company has net operating loss, or NOL carryforwards of approximately $13.6 million and $10.4 million at December 31, 2023 and 2022, respectively. The Company has capital loss carryforwards of approximately $3.5 million at December 31, 2023.

For U.S. California income tax purpose, the Company has net operating loss, or NOL carryforwards of approximately $19.5 million and $16.2 million, at December 31, 2023 and 2022, respectively.

Malaysia has net operating loss, or NOL carryforwards of approximately $0 million at December 31, 2023. The Company has disposed prior year’s inventory and utilized all prior year’s NOL. The Company has approximately $0.73 million income tax expense at December 31, 2023.

Corporate income tax in Malaysia is calculated at the statutory rate of 24% of the estimated taxable profit for the year ended December 31, 2023.

Nova HK has net operating loss, or NOL carryforward of approximately $0 and $0.03 million at December 31, 2023, 2022, respectively. The Company has recorded full valuation allowance against the Nova HK NOL carryforwards. Nova HK is incorporated in Hong Kong and is subject to Hong Kong income taxes at the statutory rate of 16.5%. In February 2022, Nova HK was deregistered.

Note 12 – Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s President who is currently also the Chief Executive Officer and Chairperson of the Board. The lease is renewable and has been renewed each year since 2011. On April 3, 2023, the Company renewed the lease for an additional one year term at a cost of $34,561. During the years ended December 31, 2023 and 2022, the Company recorded rental amounts of $34,561 and $25,921, respectively, which were included in selling expenses.

On January 4, 2018, the Company entered into a sales representative agreement with a consulting firm, which is owned by the President, Chief Executive Officer and Chairperson of the Board, for sales representative service for a term of two years. On January 4, 2020, the Company renewed the agreement for an additional two years which was amended in July 2020. If not terminated during the first year, the agreement will continue until one party or the other terminates the agreement with 30 days written notice. The Company agreed to compensate the consulting firm via commission at predetermined rates of the relevant sales amount. During the years ended December 31, 2023 and 2022, the Company recorded $321,030 and $392,755 as commission expense to this consulting firm, respectively.

Note 13 – Stockholders’ Equity

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

On August 31, 2023, the Company’s stockholders approved the Company’s 2023 Equity Incentive Plan (the “2023 Plan”) at its special shareholders’ meeting. The 2023 Plan was approved by the Board of Directors of the Company on June 28, 2023 and has a total of 800,000 shares of the Company’s common stock which may be granted as stock reward to attract and retain personnel, provide additional incentives to employees, directors and consultants and promote the success of the Company’s business. On December 15, 2023, the Company filed Form S-8 to register the 800,000 shares of the Company’s common stock under the 2023 Plan.

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

Warrants

The following is a summary of the warrant activity for the year ended December 31, 2023:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2023	245,192	$17.50	4.02
Exercisable at January 1, 2023	245,192	$17.50	4.02
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at December 31, 2023	245,192	$17.50	3.02
Exercisable at December 31, 2023	245,192	$17.50	3.02

Shares Issued to Consultants

On November 2, 2021, the Company entered into an information technology consulting agreement with a consultant for analyzing and developing the Company’s information technology infrastructure and system, and related general business advisory services effective on November 2, 2021 for a one-year term. The Company agreed to grant the consultant 20,000 shares of the Company’s common stock, 10,000 shares issued before the end of November 2021 and remaining 10,000 shares were issued on the one-year anniversary of the agreement. The fair value of the 20,000 shares was $236,000, which was calculated based on the stock price of $11.80 per share on November 2, 2021 and has been amortized over the service term. The shares were issued pursuant to Nova Lifestyle, Inc. 2021 Omnibus Equity Plan (the “2021 Plan”). During the years ended December 31, 2023 and 2022, the Company charged $0 and $197,205 to operations as consulting expenses.

On November 2, 2021, the Company entered into a marketing consulting agreement with a consultant for developing branding and marketing strategies, analyzing and evaluating consumer data services effective on November 2, 2021 for a one-year term. The Company agreed to grant the consultant 20,000 shares of the Company’s common stock, 10,000 shares issued before the end of November 2021 and remaining 10,000 shares were issued on the one-year anniversary of the agreement. The fair value of the 20,000 shares was $236,000, which was calculated based on the stock price of $11.80 per share on November 2, 2021 and is being amortized over the service term. The shares were issued pursuant to the 2021 Plan. During the years ended December 31, 2023 and 2022, the Company charged $0 and $197,205 to operations as consulting expenses.

On November 11, 2021, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2021 for a one-year term. The Company agreed to grant the consultant 4,000 shares of the Company’s common stock, vesting 25% on February 15, 2022, 25% on May 15, 2022, 25% on August 15, 2022 and 25% on November 15, 2022. The fair value of the 4,000 shares was $46,600, which was calculated based on the stock price of $11.65 per share on November 16, 2021 and have been amortized over the service term. The shares were issued pursuant to the 2021 Plan. During the years ended December 31, 2023 and 2022, the Company charged $0 and $40,727 to operations as consulting expenses.

On January 28, 2022, the Company entered into an advisory service agreement with a designer for advising furniture design concept and development effective on February 1, 2022 for twelve months. The Company shall pay the designer $10,000 per month starting from February 1, 2022 for twelve months, in the form of the Company’s Common Stock, calculated based on the closing stock price on the first trading day of the corresponding month. The shares were issued pursuant to the 2021 Plan. During the years ended December 31, 2023 and 2022, the Company issued 4,347 and 131,444 shares to the designer and charged $10,000 and $110,000, respectively to operations as designer fee.

On July 1, 2022, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on July 1, 2022 for a one-year term. The Company agreed to grant the consultant 10,000 shares of the Company’s common stock, vesting 25% on July 1, 2022, 25% on October 1, 2022, 25% on January 1, 2023 and 25% on April 1, 2023. The fair value of the 10,000 shares was $36,000, which was calculated based on the stock price of $3.60 per share on July 1, 2022 and has been amortized over the service term. The shares were issued pursuant to the 2021 Plan. During the years ended December 31, 2023 and 2022, the Company charged $18,000 and $18,000 to operations as consulting expenses, respectively.

On November 16, 2022, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2022 for a one-year term. The Company agreed to grant the consultant 10,000 shares of the Company’s common stock, vesting 25% on February 15, 2023, 25% on May 15, 2023, 25% on August 15, 2023 and 25% on November 15, 2023. The fair value of the 10,000 shares was $28,000, which was calculated based on the stock price of $2.80 per share on November 16, 2022. The shares were issued pursuant to the 2021 Plan. During the year ended December 31, 2023 and 2022, the Company charged $28,000 and $0, respectively, to operations as consulting expenses.

On January 28, 2023, the Company entered into an advisory service agreement with a designer for advising furniture design concept and development effective on February 1, 2023 for twelve months. The Company shall pay the designer $10,000 per month starting from February 1, 2023 for twelve months, in the form of the Company’s Common Stock, calculated based on the closing stock price on the first trading day of the corresponding month. The shares were issued pursuant to the 2021 Plan. During the years ended December 31, 2023, the company issued 41,144 shares to the designer and charged $110,000 to operations as designer fee.

On July 3, 2023, the Company entered into an IT consulting service agreement with three consultants for analyzing the Company’s IT infrastructure and system effective on July 3, 2023 for twelve months. The Company agreed to grant the consultant 300,000 shares of the Company’s common stock, vesting 25% on July 3, 2023, 25% on October 3, 2023, 25% on January 3, 2024 and 25% on April 3, 2024. The fair value of the 300,000 shares was $636,000, which was calculated based on the stock price of $2.12 per share on July 3, 2023. The shares were issued pursuant to the 2021 Plan. During the year ended December 31, 2023, the Company charged $318,000 to operations as consulting expenses.

On November 9, 2023, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2023 for a one-year term. The Company agreed to grant the consultant 50,000 shares of the Company’s common stock, vesting 25% on February 15, 2024, 25% on May 15, 2024, 25% on August 15, 2024 and 25% on November 15, 2024. The fair value of the 50,000 shares was $117,500, which was calculated based on the stock price of $2.35 per share on November 16, 2023. The shares were issued pursuant to the 2021 Plan. During the year ended December 31, 2023, the Company charged $14,808 to operations as consulting expenses.

On November 16, 2023, Nova Malaysia entered into an agreement with an IT consulting firm to acquire an Artificial Intelligent IT System for $675,000. The Company agreed to issue 270,000 shares of common stocks at the price of $2.50 per share which was in equivalent to $675,000 (3,161,970 in Malaysia Ringgit on November 16, 2023) to the IT consulting firm. Artificial Intelligent IT System is just a part of the ultimate software product. The ultimate software is still in developing stage and not feasible to be functional. During the year ended December 31, 2023, the Company recorded $675,000 as research and development expense.

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

Shares Issued to Employees

On November 11, 2021, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2021. The Company agreed to grant an award of 1,200 restricted Stock Units to the officer pursuant to the Company’s 2021 Omnibus Equity Plan. The fair value of these shares was $13,200, which was calculated based on the stock price of $11.00 per share on November 11, 2021, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 10, 2021, 25% on March 31, 2022, 25% on June 30, 2022 and 25% on September 30, 2022. During the years ended December 31, 2022, the Company amortized $11,501 to operations as stock compensation expense.

On November 11, 2022, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2022. The Company agreed to grant an award of 1,200 restricted Stock Units to the officer pursuant to the Company’s 2021 Omnibus Equity Plan. The fair value of these shares was $3,540, which was calculated based on the stock price of $2.95 per share on November 11, 2022, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 11, 2022, 25% on March 31, 2023, 25% on June 30, 2023 and 25% on September 30, 2023. During the year ended December 31, 2023 and 2022, the Company record $2,665 and $885 to operations as stock compensation expense, respectively.

On November 9, 2023, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2023. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2021 Omnibus Equity Plan. The fair value of these shares was $12,900, which was calculated based on the stock price of $2.15 per share on November 9, 2023, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 9, 2023, 25% on March 31, 2024, 25% on June 30, 2024 and 25% on September 30, 2024. During the year ended December 31, 2023, the Company record $3,225 to operations as stock compensation expense.

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

As of December 31, 2023, unrecognized share-based compensation expense was $455,175.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2023	26,800	$22.90	1.33
Exercisable at January 1, 2023	26,800	22.90	1.33

Granted	-	-	-
Exercised	-	-	-
Forfeited	13,400	31.25	-
Outstanding at December 31, 2023	13,400	14.55	0.82
Exercisable at December 31, 2023	13,400	14.55	0.82

(1)

The intrinsic value of the stock options at December 31, 2023 is the amount by which the market value of the Company’s common stock of $3.77 as of December 29, 2023 exceeds the average exercise price of the option. As of December 31, 2023, the intrinsic value of the outstanding and exercisable stock options was $0.

Note 14 – Geographical Analysis

Geographical distribution of sales consisted of the following for the years ended December 31, 2023 and 2022:

	2023	2022
Geographical Areas
North America	$8,772,170	$12,009,384
Asia	1,985,130	60,479
Other countries	330,159	675,008
	$11,087,459	$12,744,871

Geographical location of identifiable long-lived assets as of December 31, 2023 and December 31, 2022:

	2023	2022
Geographical Areas
North America	$1,873,623	$2,502,010
Asia	318,398	531,703
	$2,192,021	$3,033,713

Note 15 – Lease

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

On October 29, 2019, Nova Malaysia entered into a lease agreement for a showroom with a two-year term, commencing on December 1, 2019 and expiring on November 30, 2021. On November 26, 2021, Nova Malaysia extended the lease to November 30, 2022 with an option for renewal for another term of 24 months. On October 4, 2022, Nova Malaysia renewed the lease for two years to November 30, 2024. The monthly rental payment is 9,280 Malaysia Ringgit ($2,110).

On August 20, 2020, Nova Malaysia entered into a sublease agreement for an office and service center with a two-year term, commencing on September 1, 2020 and expiring on August 31, 2022. On July 29, 2022, Nova Malaysia extended the lease for another two years with an expiration date of August 31, 2024. The monthly rental payment is 30,000 Malaysia Ringgit ($6,821).

Operating lease expense for the years ended December 31, 2023 and 2022 was as follows:

	2023	2022

Operating lease cost – straight line	$831,262	$880,590

The following is a schedule, by years, of maturities of operating lease liabilities as of December 31, 2023:

Operating Leases
2024	$755,243
2025	701,142
2026	598,820
Thereafter	0
Total undiscounted cash flows	2,055,205
Less: imputed interest	(90,963)
Present value of lease liabilities	1,964,242

Lease Term and Discount Rate

December 31, 2023
Weighted-average remaining lease term – years
Operating leases – USA	2.84
Operating leases – Malaysia	0.69

Weighted-average discount rate (%)
Operating leases – USA	3.36%
Operating leases – Malaysia	5.21%

Supplemental cash flow information related to leases where the Company was the lessee for the years ended December 31, 2023 and 2022 was as follows:

	2023	2022

Operating cash outflows from operating leases	$814,230	$844,309

Note 16 – Commitments and Contingencies

Legal Proceedings

The Company previously reported on a federal putative class action complaint George Barney filed against the Company and its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) in the United States District Court for the Central District of California, claiming the Company violated federal securities laws and pursuing remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 (the “Barney Action”).

That action was resolved by a January 30, 2024 Order of the Court certifying a settlement class and approving a class settlement.

In the Barney action, Company shareholders sought to assert claims on behalf of all entities purchasing stock from December 21, 2015, through December 20, 2018, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities Exchange Commission Rule 10b-5. In support of these claims, plaintiffs alleged that defendants artificially inflated the Company’s share price by issuing a press release announcing a strategic relationship with Shanxi Winqing Senior Care Service Group, claiming in the Company’s Annual Statements on Form 10-Ks for the 2017 and 2018 fiscal years that Shanxi Winqing and Merlino Lewis LLP were among the Company’s largest customers, and reporting revenues from sales transactions with these entities. Plaintiffs claimed that Shanxi Winqing was a fictitious entity and Merlno Lewis LLP dissolved in 2013, so that the announcement of a strategic alliance was false and the reported revenues non-existent.

The Company denied these allegations and all liability. It asserted that the entities referenced in its public disclosures were actual companies and the revenues booked from those entities were genuine and actually collected. The Company alleged that no registration exists for Shanxi Winqing because the Company slightly mistranslated its Chinese name in its public disclosures. Similarly, the Company claimed to have previously sold products to Merlino Lewis LLP and failed to update its customer name when the customer restructured its business.

On March 31, 2023, the parties filed a Renewed Stipulation of Settlement (“Renewed Stipulation”) resolving all claims asserted in the matter. This Renewed Stipulation was executed and filed after the Court denied plaintiffs’ Motion to Certify a Settlement Class and Approve Class Action settlement in accordance with the parties’ original Stipulation of Settlement. The substantive terms of the settlement as they applied to the Company were not modified between the original Settlement Stipulation and the Renewed Settlement Stipulation. The Renewed Stipulation provided for the certification of a settlement class and the Company’s payment to the settlement class of $750,000. It also provided for the complete release of all claims by the settlement class against the Company and its directors, officers, and employees and the other named defendants with respect to any of the matters alleged in the litigation. The Company settled without in any manner admitting, and expressly denying, liability.

By Order entered July 10, 2023, the Court preliminarily approved a settlement class and the proposed settlement. The settlement escrow was then funded as specified in this Order. The funding was provided through a directors and officers liability insurance policy.

The Court thereafter certified a settlement class and finally approved the settlement by Order entered January 30, 2024. The entry of this Order resolved the matter as to the Company. The settlement payment was funded through insurance.

On March 8, 2019, Jie Yuan (the “Jie Action”) filed a putative shareholder derivative lawsuit purportedly on behalf of the Company against its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) and directors (Charlie Huy La, Bin Liu, Umesh Patel, and Min Su) and vice president (Steven Qiang Liu) (collectively, the “Defendants”) seeking to recover any losses the Company sustains as a result of alleged securities violations outlined in the Seeking Alpha blog and Barney securities class action complaint. Specifically, the derivative lawsuit alleges that the Defendants caused the Company to make the alleged false and/or misleading statements giving rise to the putative securities class action. The Plaintiff also alleges that President and CEO Lam engaged in self-dealing transactions by leasing her property to Diamond Bar, a Company subsidiary, and asserts, in conclusory fashion, that Lam, former CEO and director Ya Ming Wong, former CFO and director Yuen Ching Ho, and director Umesh Patel sold securities during the period of time when the alleged false and/or misleading statements were made “with knowledge of material non-public information.”

On May 15, 2019, Wilson Samuels (the “Samuels Action”) filed a largely duplicative putative derivative complaint purportedly on behalf of the Company against the same current and former directors and officers named in the Jie Action other than Steven Qiang Liu. That action was filed in the United States District Court for the Central District of California. Samuels repeats the allegations of the Complaint in the Jie Action. Additionally, Samuels claims that, in announcing its change of auditing firms in September 2016, the Company asserted that this change was made because its existing auditor ceased auditing public companies subject to regulation in the United States without disclosing that its new auditing firm was created in a merger of three accounting firms, including a firm whose registration was revoked by the Public Company Accounting Oversight Board. Samuels also claims that the Company redeemed its stock in reliance upon the same purported fraudulent recognition of revenues claimed in the putative class action. Samuels purports to state direct claims under Sections 10(b) and 20 of the Exchange Act and SEC Rule 10b-5.

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

With the resolution of the Barney action, settlement of the action, the stay of the derivative actions will be lifted.

While these derivative actions are purportedly asserted on behalf of the Company, it is possible that the Company will incur attorneys’ fees and costs in advancing the costs of defense for its current directors and officers pursuant to contractual and legal indemnity obligations. The Company believes there is no basis to the derivative complaints and they will be vigorously defended if necessary.

Other than the above, the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

Note 17 – Subsequent Events

The Company has evaluated subsequent events through April 12, 2024, the date of the issuance of the consolidated financial statements, and the following subsequent events have been identified.

On January 23, 2024, Nova LifeStyle, Inc. (the “Company”), Nova Living (M) Sdn Bhd, a wholly owned subsidiary of the Company (“Nova Malaysia”) and ATS Brand Sdn Bhd (“ATS Brand”), a company incorporated in Malaysia entered into a Sale and Purchase Agreement (the “Agreement”). Pursuant to the Agreement, the parties agree: (i) Nova Malaysia will purchase an AI-Calculation Engine System from ATS Brand for $750,000 (the “Purchase Price”) and (ii) the Purchase Price shall be paid in 300,000 shares of common stock (“Shares”) of the Company at $2.5 per share. The AI-Calculation Engine includes Commission Management Calculation Module, Compiled and Encrypted Calculation Engine, Membership Module, Sales Module and Maintenance and Support, etc. The Shares will be issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On January 28, 2024, the Company entered into an advisory service agreement with a designer for advising furniture design concept and development effective on February 1, 2024 for twelve months. The Company shall pay the designer $10,000 per month starting from February 1, 2024 for twelve months, in the form of the Company’s Common Stock, calculated based on the closing stock price on the first trading day of the corresponding month. The shares were issued pursuant to the 2021 Plan.

On February 2024, the Company entered into a loan agreement in the aggregate amount of $200,000 with an unrelated third party. The loan was in the form of a promissory note dated on February 21, 2024, matures on February 20, 2025, and bears interest at a rate of 8.5% per annum.

On March 1, 2024, Nova Malaysia entered into a consulting agreement with a consultant for IT system related maintenance and services effective on March 1, 2024 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, vesting 25% on March 1, 2024, 25% on June 1, 2024, 25% on September 1, 2024 and 25% on December 1, 2024. The fair value of the 100,000 shares was $163,000, which was calculated based on the stock price of $1.63 per share on March 1, 2024. The shares were issued pursuant to the 2023 Omnibus Long-Term Incentive Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA LIFESTYLE, INC.
(Registrant)

Date: April 12, 2024	By:	/s/ Thanh H. Lam
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

Signature	Title	Date

/s/ Thanh H. Lam	Chief Executive Officer, President, Director and Chairperson	April 12, 2024
Thanh H. Lam	(Principal Executive Officer)

/s/ Jeffery Chuang	Chief Financial Officer	April 12, 2024
Jeffery Chuang	(Principal Financial and Accounting Officer)

/s/ Min Su	Director	April 12, 2024
Min Su

/s/ Ming-Cherng Sky Tsai	Director	April 12, 2024
Ming-Cherng Sky Tsai

/s/ Umesh Patel	Director	April 12, 2024
Umesh Patel

/s/ Huy P. La	Director	April 12, 2024
Huy P. La

37