Form 10-Q
period 2024-03-31
Nova Lifestyle, Inc.
filed 2024-05-15
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36259

NOVA LIFESTYLE, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6565 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

(323) 888-9999
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NVFY	Nasdaq Stock Market

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

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,426,147 shares of common stock outstanding as of May 13, 2024.

Nova LifeStyle, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2024 (UNAUDITED) AND DECEMBER 31, 2023

	March 31, 2024	December 31, 2023

Assets

Current Assets
Cash and cash equivalents	$273,100	$369,137
Accounts receivable, net	135,891	46,998
Advance to suppliers	49,458	93,740
Inventories	2,512,758	2,213,311
Prepaid expenses	898,623	984,934
Other receivables	24,175	41,265

Total Current Assets	3,894,005	3,749,385

Noncurrent Assets
Plant, property and equipment, net	267,300	287,673
Operating lease right-of-use assets, net	1,723,549	1,904,349
Intangible assets, net	7,132	8,473
Lease deposit	69,238	69,992
Goodwill	218,606	218,606

Total Noncurrent Assets	2,285,825	2,489,093

Total Assets	$6,179,830	$6,238,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF MARCH 31, 2024 (UNAUDITED) AND DECEMBER 31, 2023

	March 31, 2024	December 31, 2023

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$572,194	$430,045
Operating lease liability, current	686,090	701,985
Advance from customers	453,975	306,532
Other loan	201,863	-
Accrued liabilities and other payables	1,291,380	1,100,661
Income tax payable	1,129,851	1,150,105

Total Current Liabilities	4,335,353	3,689,328

Noncurrent Liabilities
Other Loan	146,608	147,428
Operating lease liability, non-current	1,097,500	1,262,256
Income tax payable	643,112	643,112

Total Noncurrent Liabilities	1,887,220	2,052,796

Total Liabilities	6,222,573	5,742,124

Contingencies and Commitments

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value; 250,000,000 shares authorized, 2,345,179 and 1,917,706 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2,345	1,918
Additional paid-in capital	45,407,744	44,402,821
Accumulated other comprehensive (loss) income	439,734	521,425
Accumulated deficits	(45,892,566)	(44,429,810)

Total Stockholders’ Equity (Deficit)	(42,743)	496,354

Total Liabilities and Stockholders’ Equity (Deficit)	$6,179,830	$6,238,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

	Three Months Ended March 31,
	2024	2023

Net Sales	$2,376,393	$1,874,565

Cost of Sales	1,360,233	1,213,263

Gross (Loss) Profit	1,016,160	661,302

Operating Expenses
Selling expenses	559,470	714,514
General and administrative expenses	1,193,865	1,130,280
Research and development	751,216	118

Total Operating Expenses	2,504,551	1,844,912

Loss From Operations	(1,488,391)	(1,183,610)

Other Income (Expenses)
Non-operating income	1,581	1,719
Foreign exchange transaction (loss) income	73,032	(5,383)
Interest (expense) income, net	(3,942)	(1,909)
Financial expense	(45,036)	(33,132)

Total Other Income (Expenses), Net	25,635	(38,705)

Loss Before Income Taxes	(1,462,756)	(1,222,315)

Income Tax Expense	—	—

Net Loss	(1,462,756)	(1,222,315)

Other Comprehensive Loss
Foreign currency translation	(81,691)	(3,107)

Net Loss and Comprehensive Loss	(1,544,447)	(1,225,422)

Weighted average shares outstanding - Basic and Diluted	2,236,514	1,434,012

Net loss per share of common stock
Basic and Diluted	$(0.65)	$(0.85)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

Three Months Ended March 31, 2024

	Common stock		Additional Paid-in	Accumulated Other Comprehensive	Statutory	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income	Reserve	Deficits)	(Deficit)

Balance at Beginning of period	1,917,706	$1,918	$44,402,821	$521,425	$-	$(44,429,810)	$496,354
Stock issued to employees	1,500	2	3,224	-	-	-	3,226
Stock issued to consultants	112,500	113	222,012	-	-	-	222,125
Stock issued to designer	13,473	13	29,987	-	-	-	30,000
Acquisition of AI-Calculation Engine	300,000	300	749,700	-	-	-	750,000
Foreign currency translation loss	-	-	-	(81,691)	-	-	(81,691)
Net loss	-	-	-	-	-	(1,462,756)	(1,462,756)
Balance at end of period	2,345,179	$2,346	$45,407,744	$439,734	$-	$(45,892,566)	$(42,743)

Three Months Ended March 31, 2023

	Common stock		Additional Paid-in	Accumulated Other Comprehensive	Statutory	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Reserve	Deficits)	Equity
Balance at beginning of period Balance	1,439,736	$1,440	$43,239,701	$77,242		$(36,706,553)	$6,611,830
Stock issued to employees			885	-	-	-	885
Stock issued to consultants			16,000	-	-	-	16,000
Stock issued to designer	9,343	9	28,709	-	-	-	28,718
Foreign currency translation loss	-	-	-	(3,107)	-	-	(3,107)
Net loss	-	-	-	-	-	(1,222,315)	(1,222,315)
Balance at end of period Balance	1,449,079	$1,449	$88,693,039	$74,135	$-	$(37,928,868)	$5,432,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

	Three Months Ended March 31,
	2024	2023

Cash Flows From Operating Activities
Net loss	$(1,462,756)	$(1,222,315)

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,857	19,759
Amortization of operating lease right-of-use assets	178,753	193,941
Write down of inventories	38,982	85,672
Stock based compensation expense	251,948	46,885
Research and development	750,000	—
Changes in provision for expected credit loss	841	(261)
Changes in operating assets and liabilities:
Accounts receivable	(89,734)	26,098
Advance to suppliers	44,282	(41,707)
Inventories	(338,429)	677,033
Other current assets	86,130	(331,233)
Operating lease liabilities	(178,605)	(196,838)
Accounts payable	142,149	94,923
Advance from customers	150,517	—
Accrued liabilities and other payables	189,363	15,806
Taxes payable	—	(100,184)

Net Cash Used in Operating Activities	(221,702)	(732,421)

Cash Flows From Investing Activities

Net Cash Used in Investing Activities	—	—

Cash Flows From Financing Activities
Proceed from loan from other	200,000	—

Net Cash Provided by Financing Activities	200,000	—

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$(74,335)	$7,654

Net Decrease in Cash and Cash Equivalents	(96,037)	(724,767)

Cash and Cash Equivalents, Beginning of Period	369,137	1,374,167

Cash and Cash Equivalents, Ending of Period	$273,100	$649,400

Supplemental Disclosure of Cash Flow Information

Cash paid during period for:
Income tax payments	$—	$197,488
Interest expense	$5,193	$1,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis and following GAAP in the U.S. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company incurred a net loss of $1.46 million and $1.22 million for the three months ended March 31, 2024 and 2023, respectively. The accumulated deficit of the Company was $45.89 million and $44.43 million as of March 31, 2024 and December 31, 2023. Net cash balance decreased to $0.27 million for the three months ended March 31, 2024 from $0.37 million for the year ended December 31, 2023. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern.

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

The Company management has the following plans to alleviate the substantial doubt: the Company will participate in four major U.S. furniture fairs every year to seek new customers to increase the Company’s sales. To augment diversified revenue streams, the Company’s subsidiary Nova Malaysia is proactively engaged in the development of an innovative home decoration design IT software systems. Besides, in the second quarter of this year, the Company plans will raise money from the market to increase cash flow and investment capital.

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

The interim unaudited condensed consolidated financial statements as of March 31, 2024 and for the three-month periods ended March 31, 2024 and 2023 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim unaudited condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, previously filed with the SEC on April 15, 2024.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim unaudited condensed consolidated financial position as of March 31, 2024, its interim unaudited condensed consolidated results of operations and cash flows for the three-month periods ended March 31, 2024 and 2023, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Use of Estimates

In preparing unaudited condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the unaudited condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to, revenue recognition, the allowance for expected credit losses, valuation of inventories, the valuation of stock-based compensation, income taxes and unrecognized tax benefits, valuation allowance for deferred tax assets, assumptions used in assessing impairment of long-lived assets and goodwill, and loss contingencies. Actual results could differ from those estimates.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the single step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the single step goodwill impairment test for the Diamond Bar reporting unit. Accordingly, as of March 31, 2024 and December 31, 2023, the Company concluded there was no impairment of goodwill of Diamond Bar.

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

The Company’s cash is maintained at financial institutions in the United States of America. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”)’s federally insured limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. As of March 31, 2024 and December 31, 2023, cash balances held in the banks, exceeding the standard insurance amount, are $0 and $0, respectively. The Company has not experienced any losses in accounts held in these financial institutions and believes it is not exposed to any risks on its cash held in these financial institutions.

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

Accounts receivable consisted of the following as of the date indicated:

	March 31, 2024	December 31, 2023

Accounts receivable	$137,264	$47,530
Less: allowance for credit losses	(1,373)	(532)
Total accounts receivable, net	$135,891	$46,998

The expected credit losses (reversal) provision for the three months ended March 31, 2024 and 2023 was $841 and ($261), respectively.

Advances to Suppliers

Advances to suppliers represent amounts paid to suppliers in advance for goods that are yet to be delivered and from which future economic benefits are expected to flow to the Company within the normal operating cycle. Based on its historical record and in normal circumstances, the Company receives goods within 4 to 6 months from the date the advance payment is made. During the three months ended March 31, 2024 and December 31, 2023, no provision was made on advances to suppliers.

Inventories

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the three months ended March 31, 2024 and 2023, the Company wrote down $38,982 and $85,672 of slow-moving inventory. The inventory write-down is included in “Cost of Sales” in the unaudited condensed consolidated statements of loss and comprehensive loss.

Plant, Property and Equipment

Property, plant, and equipment are stated at cost, net of accumulated depreciation and impairment losses, if any. Expenditures for maintenance and repairs are expensed as incurred, while additions, renewals and improvements are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with no salvage value and estimated lives as follows:

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the three months ended March 31, 2024 and December 31, 2023.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. In addition, during 2023, the Company has been developing Virtual and Augmented reality software and AI system for potential consulting business. The entire system is far from complete as it requires to integrate with other components in order to be functional. It is still in development stage and not in operation. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expenses were $0.75 million and $118 for the three months ended March 31, 2024 and 2023, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax expense for the three months ended March 31, 2024 and 2023 are $0, respectively, are primarily related to quarter-to-date income generated from domestic and foreign operation.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the three months ended March 31, 2024, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

As of March 31, 2024 and December 31, 2023, the accumulated undistributed loss generated by its foreign subsidiaries were approximately $25.3 million and $25.4 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of March 31, 2024 and 2023, unrecognized tax benefits were approximately $0. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $0 as of March 31, 2024 and 2023.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the three months ended March 31, 2024 and 2023, is as follows:

	Gross UTB
	2024	2023

Balance – January 1 and March 31	$-	$-

As of March 31, 2024 and December 31, 2023, the Company had cumulatively accrued approximately $0 for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled $0 and $0 for the three months ended March 31, 2024 and 2023, respectively, related to the Company’s continuing operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

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

The Company’s sales policy allows for product returns within the warranty period if the product is defective and the defects are the Company’s fault. As alternatives to the product return option, the customers have the option of requesting a discount from the Company for products with quality issues or of receiving replacement parts from the Company at no cost. The amount for product returns, the discount provided to the Company’s customers, and the costs for replacement parts were immaterial for the three months ended March 31, 2024 and 2023.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the three months ended March 31, 2024 and 2023, shipping and handling costs were $656 and ($361), respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense was $225,461 and $411,575 for the three months ended March 31, 2024 and 2023, respectively.

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

The following table presents a reconciliation of basic and diluted loss per share for the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023

Net loss	$(1,462,756)	$(1,222,315)

Weighted average shares outstanding – Basic and Diluted *	2,236,514	1,434,012

Net loss per share of common stock
Basic and Diluted	$(0.65)	$(0.85)

*	Including 0 shares that were granted and vested but not yet issued for the three months ended March 31, 2024 and 2023, respectively.

For the three months ended March 31, 2024, 3,000 shares of unvested restricted stock, vested stock options to purchase 13,400 shares of the Company’s common stock, and 245,192 shares exercisable under warrants were excluded from the EPS calculation, as their effect were anti-dilutive.

For the three months ended March 31, 2023, 600 shares of unvested restricted stock, vested stock options to purchase 134,000 shares of common stock of the Company, and 245,192 shares exercisable under warrants were excluded from the EPS calculation, as their effects were anti-dilutive.

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

No customer accounted for 10% or more of the Company’s sales for the three months ended March 31, 2024 and 2023.

One customer accounted for 81% of the Company’s gross accounts receivable as of March 31, 2024. Three customers accounted for 26%, 23% and 19% of the Company’s gross accounts receivable as of December 31, 2023.

The Company purchased its products from two and three major vendors during the three months ended March 31, 2024 and 2023, respectively, accounting for a total of 20% (10% and 10%) for the three months ended March 31, 2024 and 68% (35%, 19% and 14%) for the three months ended March 31, 2023 of the Company’s purchases from continuing operations, respectively.

Advances made to these major vendors were $12,532 and $0 as of March 31, 2024 and December 31, 2023, respectively. Accounts payable to these major vendors were $178,192 and $266,652 as of March 31, 2024 and December 31, 2023, respectively.

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

Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in United States Dollar (“$” or “USD”), which is also the functional currency of Nova LifeStyle, Nova Furniture, Nova Samoa, Diamond Bar, and i Design.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2024	RM 4.72 to 1
December 31, 2023	RM 4.59 to 1

Income Statement and cash flow items
For the three months ended March 31, 2024	RM 4.72 to 1
For the three months ended March 31, 2023	RM 4.39 to 1

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

Management concluded that the Company had one reportable segment under ASC 280 because Diamond Bar is a furniture distributor based in California focusing on customers in the United States and Nova Malaysia is a furniture retailer and distributor focusing on customers primarily in Malaysia. They are all operated under the same senior management of the Company, and management views the operations of Diamond Bar and Nova Malaysia as one entity for making business decisions.

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

The Company recognized no impairment of ROU assets as of March 31, 2024 and December 31, 2023.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the consolidated balance sheets at March 31, 2024 and December 31, 2023.

Reclassification

Certain prior period accounts have been reclassified in conformity with current period’s presentation.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the probable, incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost basis. An entity should apply ASU 2016-13 on a modified-retrospective transition approach that would require a cumulative-effect adjustment to the opening retained earnings in the balance sheets as of the date of adoption. In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for trouble debt restructurings by creditors and enhances the disclosure requirements for modifications of loans to borrowers experiencing financial difficulty. Additionally, ASU 2022-02 requires disclosure of gross write-offs by year of origination for receivables within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost, which should be applied prospectively. Both ASU 2016-13 and ASU 2022-02 are effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 and ASU 2022-02 beginning January 1, 2023. The adoption of ASU 2016-13 and ASU 2022-02 did not have any material impact on our unaudited condensed consolidated financial statement presentation or disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 of the two-step goodwill impairment test, under which a goodwill impairment loss was measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss is measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). This Update is effective for smaller reporting companies for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2022, which is required to be applied prospectively from the date of adoption. The Company adopted ASU 2017-04 for its interim and annual goodwill impairment tests beginning January 1, 2023. The adoption of ASU 2017-04 did not have any impact on our unaudited condensed consolidated financial statements.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01, Lease (Topic 842): Common Control Arrangements, which clarifies the accounting for leasehold improvements associated with leases between entities under common control (hereinafter referred to as common control lease). ASU 2023-01 requires entities to amortize leasehold improvements associated with common control lease over the useful life to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset through a lease, and to account for any remaining leasehold improvements as a transfer between entities under common control through an adjustment to equity when the lessee no longer controls the underlying asset. This ASU will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. An entity may apply ASU 2023-01 either prospectively or retrospectively. The Company is currently evaluating the impact that the adoption of ASU 2023-01 will have on our unaudited condensed consolidated financial statement presentations and disclosures.

ln December 2023, the FASB issued Accounting Standards Update No.2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation,(2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3)income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual period beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its unaudited condensed consolidated financial statements and related disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Note 3 - Inventories

The inventories as of March 31, 2024 and December 31, 2023 totaled $2,512,758 and $2,213,311, respectively, and consisted entirely of finished goods.

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the three months ended March 31, 2024 and 2023, the Company wrote-down $38,982 and $85,672 of slow-moving inventory, respectively. The inventory write-down is included in “Cost of Sales” in the unaudited condensed consolidated statements of loss and comprehensive loss.

Note 4 - Plant, Property and Equipment, Net

As of March 31, 2024 and December 31, 2023, plant, property and equipment consisted of the following:

	March 31, 2024	December 31, 2023
Computer and office equipment	$253,686	$255,352
Decoration and renovation	368,864	378,237
	622,550	633,589
Less: accumulated depreciation	(355,250)	(345,916)
	$267,300	$287,673

Depreciation expense was $13,516 and $18,418 for the three months ended March 31, 2024 and 2023, respectively.

For three months ended March 31, 2024 and 2023, the Company disposed of $0 of office equipment and decoration and renovation, respectively.

Note 5 – Intangible Assets

As of March 31, 2024 and December 31, 2023, intangible assets consisted of the following:

	March 31, 2024	December 31, 2023
Accounting software	$26,800	$26,800
Less: accumulated amortization	(19,668)	(18,327)
	$7,132	$8,473

Amortization expense was $1,341 and $1,341 for the three months ended March 31, 2024 and 2023, respectively.

Note 6 – Advances to Suppliers

The Company makes advances to certain vendors for inventory purchases. The advances on inventory purchases were $49,458 and $93,740 as of March 31, 2024 and December 31, 2023, respectively. No impairment charges were made on advances to suppliers for the three months ended March 31, 2024 and the twelve months ended December 31, 2023.

Note 7 – Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Prepaid expenses	$898,623	$984,934
Other receivables	24,175	41,265
	$922,798	$1,026,199

As of March 31, 2024 and December 31, 2023, prepaid expenses and other receivables mainly represented prepaid insurance, refund receivable from suppliers, prepaid advertising expense, and Celero and Cardknox account balances.

Note 8 – Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Other payables	$1,061,338	$139,722
Salary payable	6,804	7,511
Financed insurance premiums	-	69,337
Auditing fee	85,000	125,000
Warranty liability	29,745	27,545
Accrued commission	71,116	58,669
Accrued expenses, others	37,377	672,877
	$1,291,380	$1,100,661

As of March 31, 2024 and December 31, 2023, other accrued expenses mainly included legal and professional fees, utilities and unpaid operating expenses incurred in Malaysia. Other payables represented balance on credit card, other taxes payable, 401(k) payable and payable for marketing, shipping, and showroom.

Note 9 – Other Loans

On June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. The Loan, which was in the form of a promissory note dated June 19, 2020, matures on June 19, 2050 and bears interest at a rate of 3.75% per annum, payable monthly beginning 12 months from the date of the promissory note. Funds from the Loan may only be used for working capital. The loan was secured by all tangible and intangible property of Diamond Bar and has accumulated interest of $1,372 and $1,387 for the three months ended March 31, 2024 and 2023, respectively.

In February 2024, the Company entered into a loan agreement in the aggregate amount of $200,000 with an unrelated third party. The loan was in the form of a promissory note dated on February 21, 2024, matures on February 20, 2025, and bears interest at a rate of 8.5% per annum. The proceed of the loan is used for working capital. During the three months ended March 31, 2024, the Company accrued $1,863 as interest expense.

Note 10 – Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s President who is currently also the Chief Executive Officer and Chairperson of the Board. The lease is renewable and has been renewed each year since 2011. On April 10, 2024, the Company renewed the lease for an additional one year term at a cost of $41,000. During the three months ended March 31, 2024 and 2023, the Company recorded rental amounts of $8,640 and $8,640, respectively, which were included in selling expenses.

On January 4, 2018, the Company entered into a sales representative agreement with a consulting firm, which is owned by the President, Chief Executive Officer and Chairperson of the Board, for sales representative service for a term of two years. On January 4, 2020, the Company renewed the agreement for an additional two years which was amended in July 2020. If not terminated during the first year, the agreement will continue until one party or the other terminates the agreement with 30 days written notice. The Company agreed to compensate the consulting firm via commission at predetermined rates of the relevant sales amount. During the three months ended March 31, 2024 and 2023, the Company recorded $65,727 and $65,530 as commission expense to this consulting firm, respectively.

Note 11 – Stockholders’ Equity

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

Warrants

The following is a summary of the warrant activity for the three months ended March 31, 2024:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2024	245,192	$17.50	3.02
Exercisable at January 1, 2024	245,192	$17.50	3.02
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at March 31, 2024	245,192	$17.50	2.77
Exercisable at March 31, 2024	245,192	$17.50	2.77

Shares Issued to Consultants

On January 28, 2022, the Company entered into an advisory service agreement with a designer for advising furniture design concept and development effective on February 1, 2022 for twelve months. The Company shall pay the designer $10,000 per month starting from February 1, 2022 for twelve months, in the form of the Company’s Common Stock, calculated based on the closing stock price on the first trading day of the corresponding month. The shares were issued pursuant to the 2021 Plan. During the three months ended March 31, 2024 and 2023, the Company issued 0 and 4,748 shares to the designer and charged $0 and $10,000, respectively to operations as designer fee.

On July 1, 2022, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on July 1, 2022 for a one-year term. The Company agreed to grant the consultant 10,000 shares of the Company’s common stock, vesting 25% on July 1, 2022, 25% on October 1, 2022, 25% on January 1, 2023 and 25% on April 1, 2023. The fair value of the 10,000 shares was $36,000, which was calculated based on the stock price of $3.60 per share on July 1, 2022 and has been amortized over the service term. The shares were issued pursuant to the 2021 Plan. During the three months ended March 31, 2024 and 2023, the Company charged $0 and $9,000 to operations as consulting expenses, respectively.

On November 16, 2022, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2022 for a one-year term. The Company agreed to grant the consultant 10,000 shares of the Company’s common stock, vesting 25% on February 15, 2023, 25% on May 15, 2023, 25% on August 15, 2023 and 25% on November 15, 2023. The fair value of the 10,000 shares was $28,000, which was calculated based on the stock price of $2.80 per share on November 16, 2022. The shares were issued pursuant to the 2021 Plan. During the three months ended March 31, 2024 and 2023, the Company charged $0 and $7,000, respectively, to operations as consulting expenses.

On January 28, 2023, the Company entered into an advisory service agreement with a designer for advising furniture design concept and development effective on February 1, 2023 for twelve months. The Company shall pay the designer $10,000 per month starting from February 1, 2023 for twelve months, in the form of the Company’s Common Stock, calculated based on the closing stock price on the first trading day of the corresponding month. The shares were issued pursuant to the 2021 Plan. During the three months ended March 31, 2024 and 2023, the company issued 2,645 and 4,785 shares to the designer and charged $10,000 and $20,000 to operations as designer fee, respectively.

On July 3, 2023, the Company entered into an IT consulting service agreement with three consultants for analyzing the Company’s IT infrastructure and system effective on July 3, 2023 for twelve months. The Company agreed to grant the consultant 300,000 shares of the Company’s common stock, vesting 25% on July 3, 2023, 25% on October 3, 2023, 25% on January 3, 2024 and 25% on April 3, 2024. The fair value of the 300,000 shares was $636,000, which was calculated based on the stock price of $2.12 per share on July 3, 2023. The shares were issued pursuant to the 2021 Plan. During the three months ended March 31, 2024, the Company charged $159,000 to operations as consulting expenses.

On November 9, 2023, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2023 for a one-year term. The Company agreed to grant the consultant 50,000 shares of the Company’s common stock, vesting 25% on February 15, 2024, 25% on May 15, 2024, 25% on August 15, 2024 and 25% on November 15, 2024. The fair value of the 50,000 shares was $117,500, which was calculated based on the stock price of $2.35 per share on November 16, 2023. The shares were granted pursuant to the 2021 Plan. During the three months ended March 31, 2024, the Company charged $29,375 to operations as consulting expenses.

On November 16, 2023, Nova Malaysia entered into an agreement with an IT consulting firm to acquire an Artificial Intelligent powered IT System for $675,000. The Company agreed to issue 270,000 shares of common stocks at the price of $2.50 per share which was in equivalent to $675,000 (3,161,970 in Malaysia Ringgit on November 16, 2023) to the IT consulting firm. Artificial Intelligent IT System is just a part of the ultimate software product. The ultimate software is still in developing stage and not feasible to be functional. During the year ended December 31, 2023, the Company recorded $675,000 as research and development expense.

On January 23, 2024, Nova Malaysia entered into a purchase agreement with an IT consulting firm to acquire an AI-Calculation Engine System, which includes Commission Management Calculation Module, Compiled and Encrypted Calculation Engine, Membership Module, Sales Module and Maintenance and Support, etc. for $750,000. The Company agreed to issue 300,000 shares of common stocks at the price of $2.50 per share which was in equivalent to $750,000 (3,544,875 in Malaysia Ringgit on January 23, 2024) to the IT consulting firm. AI-Calculation Engine System is just a part of the ultimate software product. The ultimate software is still in developing stage and not feasible to be functional. During the three months ended March 31, 2024, the Company recorded $750,000 as research and development expense.

On January 28, 2024, the Company entered into an advisory service agreement with a designer for advising furniture design concept and development effective on February 1, 2024 for twelve months. The Company shall pay the designer $10,000 per month starting from February 1, 2024 for twelve months, in the form of the Company’s Common Stock, calculated based on the closing stock price on the first trading day of the corresponding month. The shares were granted pursuant to the 2021 Plan. During the three months ended March 31, 2024, the Company issued 10,828 shares to the designer and charged $20,000 to operations as designer fee.

On March 1, 2024, Nova Malaysia entered into a consulting agreement with a consultant for IT system related maintenance and services effective on March 1, 2024 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, vesting 25% on March 1, 2024, 25% on June 1, 2024, 25% on September 1, 2024 and 25% on December 1, 2024. The fair value of the 100,000 shares was $163,000, which was calculated based on the stock price of $1.63 per share on March 1, 2024. The shares were granted pursuant to the 2023 Omnibus Long-Term Incentive Plan. During the three months ended March 31, 2024, the Company charged $13,844 to operations as consulting fee.

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

Shares Issued to Employees

On November 11, 2022, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2022. The Company agreed to grant an award of 1,200 restricted Stock Units to the officer pursuant to the Company’s 2021 Omnibus Equity Plan. The fair value of these shares was $3,540, which was calculated based on the stock price of $2.95 per share on November 11, 2022, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 11, 2022, 25% on March 31, 2023, 25% on June 30, 2023 and 25% on September 30, 2023. During the three months ended March 31, 2023, the Company record $885 to operations as stock compensation expense.

On November 9, 2023, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2023. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2021 Omnibus Equity Plan. The fair value of these shares was $12,900, which was calculated based on the stock price of $2.15 per share on November 9, 2023, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 9, 2023, 25% on March 31, 2024, 25% on June 30, 2024 and 25% on September 30, 2024. During the three months ended March 31, 2024, the Company record $3,225 to operations as stock compensation expense.

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

The fair value of the option granted to the Chief Financial Officer in 2018 was recognized as compensation expense over the vesting period of the stock option award. The fair value of the option was calculated using Black-Scholes model under the following assumptions: estimated life of five years, volatility of 84%, risk free interest rate of 2.72%, and dividend yield of 0%. The fair value of the 1,400 stock options was $43,680 at the grant date.

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

The fair value of the option granted to the Chief Financial Officer in 2019 was recognized as compensation expense over the vesting period of the stock option award. The fair value of the option was calculated using Black-Scholes model under the following assumptions: estimated life of five years, volatility of 87%, risk free interest rate of 1.49%, and dividend yield of 0%. The fair value of the 1,400 stock options was $18,318 at the grant date.

As of March 31, 2024, unrecognized share-based compensation expense was $344,823.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2024	13,400	$14.55	0.82
Exercisable at January 1, 2024	13,400	14.55	0.82

Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2024	13,400	14.55	0.57
Exercisable at March 31, 2024	13,400	14.55	0.57

(1)	The intrinsic value of the stock options at March 31, 2024 is the amount by which the market value of the Company’s common stock of $2.99 as of March 28, 2024 exceeds the average exercise price of the option. As of March 31, 2024, the intrinsic value of the outstanding and exercisable stock options was $0.

Note 12 – Geographical Analysis

Geographical distribution of sales consisted of the following for the three months ended March 31, 2024 and 2023:

	2024	2023
Geographical Areas
North America	$2,325,730	$1,756,665
Other countries	50,663	117,900
	$2,376,393	$1,874,565

Geographical location of identifiable long-lived assets as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Geographical Areas
North America	$1,759,910	$1,873,623
Asia	300,177	318,398
	$2,060,087	$2,192,021

Note 13 – Lease

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

The Company has entered into several lease agreements for office and warehouse space in Commerce, California and showroom space in Las Vegas, Nevada and High Point, North Carolina (see Note 10) on monthly or annual terms.

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

On October 29, 2019, Nova Malaysia entered into a lease agreement for a showroom with a two-year term, commencing on December 1, 2019 and expiring on November 30, 2021. On November 26, 2021, Nova Malaysia extended the lease to November 30, 2022 with an option for renewal for another term of 24 months. On October 4, 2022, Nova Malaysia renewed the lease for two years to November 30, 2024. The monthly rental payment is 9,280 Malaysia Ringgit ($1,966).

On August 20, 2020, Nova Malaysia entered into a sublease agreement for an office and service center with a two-year term, commencing on September 1, 2020 and expiring on August 31, 2022. On July 29, 2022, Nova Malaysia extended the lease for another two years with an expiration date of August 31, 2024. The monthly rental payment is 30,000 Malaysia Ringgit ($6,354).

Operating lease expense for the three months ended March 31, 2024 and 2023 was as follows:

	2024	2023

Operating lease cost – straight line	$194,441	$219,685

The following is a schedule, by years, of maturities of operating lease liabilities as of March 31, 2024:

Operating Leases
2024	$558,870
2025	701,142
2026	598,820
Thereafter	0
Total undiscounted cash flows	1,858,832
Less: imputed interest	(75,242)
Present value of lease liabilities	1,783,590

Lease Term and Discount Rate

March 31, 2024
Weighted-average remaining lease term – years
Operating leases – USA	2.59
Operating leases – Malaysia	0.45

Weighted-average discount rate (%)
Operating leases – USA	3.36%
Operating leases – Malaysia	5.10%

Supplemental cash flow information related to leases where the Company was the lessee for the three months ended March 31, 2024 and 2023 was as follows:

	2024	2023

Operating cash outflows from operating leases	$178,605	$215,193

Note 14 – Commitments and Contingencies

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

Note 15 – Subsequent Events

The Company has evaluated subsequent events through May 15, 2024, the date of the issuance of the consolidated financial statements, and the following subsequent events have been identified.

On April 18, 2024, Nova LifeStyle, Inc. (the “Company”) received written notice from the NASDAQ Stock Market (“NASDAQ”) stating that the Company does not meet the requirement of maintaining a minimum of $2,500,000 in stockholders’ equity for continued listing on the NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5550(b)(1), the Company also does not meet the alternative of market value of listed securities of $35 million under NASDAQ Listing Rule 5550(b)(2) or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years under NASDAQ Listing Rule 5550(b)(3), and the Company is no longer in compliance with the NASDAQ Listing Rules.

The NASDAQ notification letter provides the Company until June 6, 2024 to submit a plan to regain compliance. If the plan is accepted, NASDAQ can grant the Company an extension up to 180 calendar days from the date of NASDAQ letter to demonstrate compliance. If NASDAQ does not accept the Company’s compliance plan, the Company will have the opportunity to appeal that decision to a Hearing Panel per NASDAQ Listing Rule 5815(a).

The Company will submit a plan to regain compliance before June 6, 2024 and will consider the various options available to it to regain compliance with the NASDAQ Listing Rules.

On April 11, 2024, the Company entered into a loan agreement in the aggregate amount of $160,000 with an unrelated third party. The loan was in the form of a promissory note dated on April 11, 2024, matures on April 10, 2025, and bears interest at a rate of 8.5% per annum

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” the negatives of such terms and other terms of similar meaning typically identify forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10K”). The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2023 Form 10-K. Unless the context otherwise requires, references in this report to “we,” “us,” “Nova,” “Nova Lifestyle” or the “Company” refer to Nova Lifestyle, Inc. and its subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The following discussion and analysis are based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”). All references to the first quarter and first three months of 2024 and 2023 mean the three-month periods ended March 31, 2024 and 2023. In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2023 Form 10-K.

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

Principal Factors Affecting Our Financial Performance

Since 2019, we have moved away from low margin products and this move was intended to improve our gross profit margin, receivable collections and net profitability, and to increase our return on long-term equity. We terminated sales and marketing efforts to customers that represented a high purchase volume but low profit margin, and we adjusted our product line, which included the launch of our Summer 2023 Collection in the Las Vegas and High Point Markets, with a view to attracting a higher-end ultimate customer. The core focus of the Company’s direction today is entirely centered on product. Identifying a fashion-driven generational shift in the general perception and consumption of furniture and being more aware of actual consumer tastes and how best to fulfill and engage that need. Closely integrating product development alongside marketing results in appealing products that adheres to the scope of our target demographic of decision makers in the design, staging and retail fields. A process that is continually refined upon each release cycle, maintaining a singular, cohesive vision. In short, we have better identified our customers and how to cater to them – in the process gaining greater traction with every product launch considerably more so on an international level than ever previous. We believe these new strategies, will provide us with significant long term growth opportunities. Significant factors that we believe could affect our operating results are the (i) prices of our products to our domestic and international retailer and wholesaler customers and their markups to end consumers; (ii) general economic conditions in the U.S., Chinese, and other international markets; and (iii) trade tariffs imposed by the United States on certain products manufactured in China; and (iv) the recovery from the COVID-19 outbreak throughout the world; and (v) high interest rate, inflation and slow- down in real estate market. We believe most of our customers are willing to pay for our high quality and stylish products, timely delivery, and strong production capacity at price levels which we expect will allow us to maintain a relatively high gross profit margin for our products. We do not manufacture our products, but instead we utilize third-party manufacturers. In response to the tariffs imposed by the United States on certain products manufactured in China, we are in the process of shifting a portion of our product manufacturing from third-party manufacturers located in China to third-party manufacturers located in other parts of Asia, such as Vietnam, India and/or Malaysia, countries unaffected by the tariffs. Implementation of a relocation of manufacturing (which by necessity includes an assessment of the factory’s ability to deliver the quantity of the product, in accordance with the Company’s specifications, and in accordance with the Company’s quality control requirements) is time-consuming, but a portion of our manufacturing has been transitioned to Malaysia and India starting in 2020 and we expect that more of our manufacturing will be transitioned to one or more of these venues. Some of our manufacturing will continue to be performed in China because the intellectual know-how necessary to manufacture certain products is not generally available in other Asian countries. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites should also allow us at least to maintain our gross profit margins. The markets in North America is challenging because such markets are experiencing a slow-down and may be entering a recession due to high interest rate and inflation.

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

Accounts Receivable

Our accounts receivable arises from product sales. We do not adjust receivables for the effects of a significant financing component at contract inception if we expect to collect the receivables in one year or less from the time of sale. We do not expect to collect receivables greater than one year from the time of sale. Our policy is to maintain an allowance for expected credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. We maintained an allowance for expected credit loss of $1,373 and $532 as of March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024 and 2023, expected credit losses provision (reversal) was $841 and ($261), respectively. As of March 31, 2024, we had gross receivable of $137,264 of which none was over 90 days past due. The allowance for expected credit losses is our best estimate of the amount of expected credit losses in our existing trade accounts receivable. We determine the allowance based on historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

Advances to Suppliers

Advances to suppliers represent amounts paid to suppliers in advance for goods that are yet to be delivered and from which future economic benefits are expected to flow to the Company within the normal operating cycle. Based on our historical records and in normal circumstances, we generally receive goods within 4 to 6 months from the date the advance payment is made.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax expense for the three months ended March 31, 2024 and 2023 are $0, respectively.

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

Nova Lifestyle, Inc. and Diamond Bar are subject to U.S. federal and state income taxes. Nova Furniture BVI was incorporated in the BVI and Nova Samoa was incorporated in Samoa. There is no income tax for companies domiciled in the BVI and Samoa. Accordingly, the Company’s unaudited condensed consolidated financial statements do not present any income tax provisions related to the BVI and Samoa tax jurisdictions where Nova Furniture BVI and Nova Samoa are domiciled. Nova Malaysia is incorporated in Malaysia and is subject to Malaysia income taxes at the statutory rate of 24%.

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

As of March 31, 2024 and December 31, 2023, the accumulated undistributed earnings generated by its foreign subsidiaries were approximately $25.3 million and $25.4 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of March 31, 2024 and 2023, unrecognized tax benefits were approximately $0. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $0 as of March 31, 2024 and 2023.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the year ended March 31, 2024 and 2023, is as follows:

	Gross UTB
	2024	2023

Balance – January 1 and March 31	$-	$-

At March 31, 2024 and December 31, 2023, the Company had cumulatively accrued approximately $0 for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled $0 and $0 for the years ended March 31, 2024 and 2023, respectively, related to the Company’s continuing operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

Nova Lifestyle and Diamond Bar are subject to U.S. federal and state income taxes and tax years 2020-2023 remain open to examination by tax authorities in the U.S.

Intangible Assets

Intangible assets consist primarily of computer software acquired for internal use. Acquired intangible assets are initially recorded at the acquisition-date fair value. Intangible assets are amortized on a straight-line basis over their estimated useful lives and are carried at cost less accumulated amortization. The estimated useful life of computer software is generally 5 years.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault. As alternatives for the product return option, the customers have the option of asking us for a discount for products with quality issues, or of receiving replacement parts from us at no cost. The amount of reserves for return of products, the discount provided to the customers, and cost for the replacement parts were immaterial for the three months ended March 31, 2024 and 2023.

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling expenses on our unaudited condensed consolidated statements of operations.

Foreign Currency Translation and Transactions

The accompanying unaudited condensed consolidated financial statements are presented in United States Dollar (“$” or “USD”), which is also the functional currency of Nova LifeStyle, Nova Furniture, Nova Samoa, Diamond Bar, and i Design.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2024	RM4.72 to 1
December 31, 2023	RM4.59 to 1

Income statement and cash flow items
For the three months ended March 31, 2024	RM4.72 to 1
For the three months ended March 31, 2023	RM4.39 to 1

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

We concluded that we had one reportable segment under ASC 280 because Diamond Bar is a furniture distributor based in California focusing on customers in the US and Nova Malaysia is a furniture retailer and distributor focusing on customers primarily in Malaysia. Each of our subsidiaries is operated under the same senior management of our company, and we view the operations of Diamond Bar and Nova Malaysia as a whole for making business decisions. Our long-lived assets are mainly property, plant and equipment located in the United States and Malaysia for administrative purposes.

Net sales to customers by geographic area are determined by reference to the physical product shipment delivery locations requested by our customers. For example, if the products are delivered to a customer in the U.S., the sales are recorded as generated in the U.S.; if the customer directs us to ship its products to China, the sales are recorded as sold in China.

New Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the probable, incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost basis. Am entity should apply ASU 2016-13 on a modified-retrospective transition approach that would require a cumulative-effect adjustment to the opening retained earnings in the balance sheets as of the date of adoption. In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for trouble debt restructurings by creditors and enhances the disclosure requirements for modifications of loans to borrowers experiencing financial difficulty. Additionally, ASU 2022-02 requires disclosure of gross writeoffs by year of origination for receivables within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost, which should be applied prospectively. Both ASU 2016-13 and ASU 2022-02 are effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 and ASU 2022-02 beginning January 1, 2023. The adoption of ASU 2016-13 and ASU 2022-02 did not have any impact on our unaudited condensed consolidated financial statement presentation or disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 of the two-step goodwill impairment test, under which a goodwill impairment loss was measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss is measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). This Update is effective for smaller reporting companies for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2022, which is required to be applied prospectively from the date of adoption. The Company adopted ASU 2017-04 for its interim and annual goodwill impairment tests beginning January 1, 2023. The adoption of ASU 2017-04 did not have any impact on our unaudited condensed consolidated financial statements.

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

ln December 2023, the FASB issued Accounting Standards Update No.2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation,(2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3)income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual period beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its unaudited condensed consolidated financial statements and related disclosures.

We do not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on our financial statement presentation or disclosures.

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

The following table sets forth the results of our operations for the three months ended March 31, 2024 and 2023. Certain columns may not add due to rounding.

	Three Months Ended March 31,
	2024		2023
	$	% of Sales	$	% of Sales
Net sales	$2,376,393		$1,874,565
Cost of sales	(1,360,233)	(57)%	(1,213,263)	(65)%
Gross profit (loss)	1,016,160	43%	661,302	35%
Operating expenses	(2,504,551)	(105)%	(1,844,912)	(98)%
Loss from operations	(1,488,391)	(63)%	(1,183,610)	(63)%
Other income (expenses), net	25,635	1%	(38,705)	(2)%
Income tax expenses	-	-%	-	-%
Net loss	(1,462,756)	(62)%	(1,222,315)	(65)%

Net Sales

Net sales for the three months ended March 31, 2024 were $2.38 million, an increase of 27% from $1.87 million for the same period of 2023. This increase in net sales resulted primarily from 30% increase in sales volume, while partially offset by 3% decrease in average selling price. Our three largest selling product categories for the three months ended March 31, 2024 were sofas, beds and chairs, which accounted for approximately 53%, 12% and 8% of sales, respectively. For the three months ended March 31, 2023, the three largest selling categories were sofas, beds and chairs, which accounted for approximately 42%, 19% and 13% of sales, respectively.

The $0.50 million increase in net sales for the three months ended March 31, 2024, compared to the same period of 2023, was mainly due to increased sales to North America. Sales to North America increased by 32% to $2.33 million for the three months ended March 31, 2024, compared to $1.76 million for the same period of 2023, such increase mainly due to more sales order received from our customers in North America. However, the increase in net sales was partially offset by the decrease in sales to other countries. Sales to other countries decreased by $67,237 to $50,663 for the three months ended March 31, 2024, from $117,900 for the same period of 2023, primarily due to less direct container sales in other countries.

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales increased by 12% to $1.36 million for the three months ended March 31, 2024, compared to $1.21 million for the same period of 2023. Cost of sales as a percentage of sales decreased to 57% for the three months ended March 31, 2024, compared to 65% for the same period of 2023. The increase in cost of sales in dollar term was mainly due to increased net sales. The decrease in cost of sales as a percentage of sales is a result of two factors: (a) the decrease in average purchase cost; and (b) our decreased inventory write down of $38,982 for the three months ended March 31, 2024, compared to inventory write down of $85,672 for the same period of 2023.

Gross Profit (Loss)

Gross profit was $1.02 million for the three months ended March 31, 2024, compared to $0.66 million for the same period of 2023, representing an increase in gross profit of $0.35 million. Our gross profit margin was 43% for the three months ended March 31, 2024, compared to 35% for the same period of 2023. The increase in gross profit and gross profit margin was mainly a result of our increased sales of products with lower per-unit costs.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses, and research and development. Operating expenses were $2.50 million for the three months ended March 31, 2024, compared to $1.84 million for the same period of 2023. Selling expenses decreased by 22%, or $0.16 million, to $0.56 million for the three months ended March 31, 2024, from $0.71 million for the same period of 2023, primarily due to decreased marketing and advertising expenses. On the other hand, general and administrative expenses increased by 6%, or $0.06 million, to $1.19 million for the three months ended March 31, 2024, from $1.13 million for the same period of 2023, primarily due to an increase in consulting fees of $0.14 million, while the increase was partially offset by a decrease in auditing fee of $0.02 million and payroll of $0.02 million. In addition, research and development increased by 636,524%, or $0.75 million to $0.75 million for the three months ended March 31, 2024, from $118 for the same period of 2023, primary due to our spending on AI-Calculation engine which is for integrating with our AI and IT system.

Other Income (Expenses), Net

Other income, net was $25,635 for the three months ended March 31, 2024, compared to other expenses, net of $38,705 for the same period of 2023, representing an increase in other income of $64,340. The increase in other income was due primarily to an increase in foreign exchange gain by $78,415 to $73,032 for the three months ended March 31, 2024, from foreign exchange loss of $5,383 for the same period of 2023. The increase in foreign exchange gain was mainly a result of the appreciation of U.S. dollar against Malaysian Ringgit on acquisition of AI-Calculation engine in U.S. dollars.

Income Tax Expenses

Income tax expenses were $0 for the three months ended March 31, 2024 and 2023 due to net loss.

Net Loss

As a result of the foregoing, our net loss was $1.46 million for the three months ended March 31, 2024, compared to $1.22 million for the same period of 2023.

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

We rely primarily on internally generated cash flow and available working capital to support growth. We may seek additional financing in the form of bank loans or other credit facilities or funds raised through offerings of our equity or debt, if and when we determine such offerings are required. As of March 31, 2024, we do not have any credit facilities. We believe that our current cash and cash equivalents and anticipated cash receipts from sales of products will be sufficient to meet our anticipated working capital requirements and capital expenditures for the next 12 months.

We had working capital deficit of $441,348 at March 31, 2024, a decrease of $501,405 from net working capital of $60,057 at December 31, 2023. The ratio of current assets to current liabilities was 0.90-to-1 at March 31, 2024.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March, 2024 and 2023:

	2024	2023
Cash (used in) provided by:
Operating activities	$(221,702)	$(732,421)
Investing activities	-	-
Financing activities	200,000	-

Net cash used in operating activities was $0.22 million for the three months ended March 31, 2024, a decrease in cash outflow by $0.51 million from $0.73 million of cash used in operating activities for the same period of 2023.

The decrease in cash outflow was attributable primarily to (i) an increase in cash inflow of $0.42 million for other current assets to $0.09 million cash inflow for the three months ended March 31, 2024, from $0.33 million cash outflow for the same period of 2023, such increase in cash inflow being mainly a result of less prepayments, as we made a substantial amount of prepayments for our virtual tour and web augmented reality development project during 2023; (ii) an increase in cash inflow of $0.17 million for accrued liabilities and other payables to $0.19 million cash inflow for the three months ended March 31, 2024, from $0.02 million cash inflow for the same period of 2023, such increase in cash inflow being mainly due to delay in payments to our service providers ; and (iii) an increase in cash inflow of $0.15 million for advance from customers to $0.15 million cash inflow for the three months ended March 31, 2024, from $0 for the same period of 2023, such increase in cash inflow being mainly due to more advance payments received from our customers. The decrease in operating cash outflow was partially offset by an increase in cash outflow of $1.02 million for inventories to $0.34 million cash outflow for the three months ended March 31, 2024, from $0.68 million cash inflow for the same period of 2023, such increase in cash outflow being mainly due to more purchases made from our suppliers.

Net cash provided by investing activities was $0 for the three months ended March 31, 2024 and 2023.

Net cash provided by financing activities was $0.20 million for the three months ended March 31, 2024, compared to $0 for the same period of 2023. During the three months ended March 31, 2024, we borrowed $0.20 million from an unrelated third party.

As of March 31, 2024, we had gross accounts receivable of $137,264 of which $129,737 was not yet past due and $7,527 was less than 90 days past due. We had an allowance for expected credit losses of $1,373. As of May 6, 2024, 85.3% of accounts receivable outstanding as of March 31, 2024 had been collected.

100% of our accounts receivable outstanding at December 31, 2023 had been collected during the three months ended March 31, 2024.

As of March 31, 2024 and December 31, 2023, we had advances to suppliers of $49,458 and $93,740, respectively. These supplier prepayments are made for goods before we actually receive them.

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

As of May 6, 2024, $4,583 or 9% and $92,856 or 99% of our advances to suppliers outstanding at March 31, 2024 and December 31, 2023 had been delivered to us in the form of purchases of furniture.

Other Long-Term Liabilities

As of March 31, 2024, we recorded long-term taxes payable of $0.64 million, consisting of an income tax payable of $0.64 million, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on our post-1986 foreign unremitted earnings, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2024. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5. Other Information

Insider Trading Arrangements

During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

NOVA LIFESTYLE, INC.
(Registrant)

Date: May 15, 2024	By:	/s/ Thanh H. Lam
Thanh H. Lam Chairperson and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024		/s/ Jeffery Chuang
Jeffery Chuang Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

