Form 10-Q
period 2024-06-30
Nova Lifestyle, Inc.
filed 2024-08-14
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,084,735 shares of common stock outstanding as of August 12, 2024.

Nova LifeStyle, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 (UNAUDITED) AND DECEMBER 31, 2023

	June 30, 2024	December 31, 2023

Assets

Current Assets
Cash and cash equivalents	$363,409	$369,137
Accounts receivable, net	44,469	46,998
Advance to suppliers	50,793	93,740
Inventories	2,134,343	2,213,311
Prepaid expenses	1,088,677	984,934
Other receivables	30,982	41,265

Total Current Assets	3,712,673	3,749,385

Noncurrent Assets
Plant, property and equipment, net	254,098	287,673
Operating lease right-of-use assets, net	1,543,204	1,904,349
Intangible assets, net	5,791	8,473
Lease deposit	69,275	69,992
Goodwill	218,606	218,606

Total Noncurrent Assets	2,090,974	2,489,093

Total Assets	$5,803,647	$6,238,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF JUNE 30, 2024 (UNAUDITED) AND DECEMBER 31, 2023

	June 30, 2024	December 31, 2023

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$297,764	$430,045
Operating lease liability, current	671,988	701,985
Advance from customers	428,736	306,532
Loan from shareholder	369,159	-
Accrued liabilities and other payables	1,136,631	1,100,661
Income tax payable	1,130,865	1,150,105

Total Current Liabilities	4,035,143	3,689,328

Noncurrent Liabilities
Other Loan	145,779	147,428
Operating lease liability, non-current	931,405	1,262,256
Income tax payable	643,112	643,112

Total Noncurrent Liabilities	1,720,296	2,052,796

Total Liabilities	5,755,439	5,742,124

Contingencies and Commitments

Stockholders’ Equity
Common stock, $0.001 par value; 250,000,000 shares authorized, 2,672,427 and 1,917,706 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2,672	1,918
Additional paid-in capital	46,062,766	44,402,821
Accumulated other comprehensive income	438,825	521,425
Accumulated deficits	(46,456,055)	(44,429,810)

Total Stockholders’ Equity	48,208	496,354

Total Liabilities and Stockholders’ Equity	$5,803,647	$6,238,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023

Net Sales	$5,064,926	$6,336,994	$2,688,533	$4,462,429

Cost of Sales	2,853,799	4,228,352	1,493,566	3,015,089

Gross Profit	2,211,127	2,108,642	1,194,967	1,447,340

Operating Expenses
Selling expenses	964,682	1,279,607	405,212	565,093
General and administrative expenses	2,481,802	2,380,738	1,287,937	1,250,458
Research and development	750,698	10,144	(518)	10,026

Total Operating Expenses	4,197,182	3,670,489	1,692,631	1,825,577

Loss From Operations	(1,986,055)	(1,561,847)	(497,664)	(378,237)

Other Income (Expenses)
Non-operating income	2,743	17,892	1,162	16,173
Foreign exchange transaction income (loss)	70,649	(133,661)	(2,383)	(128,278)
Interest expense, net	(12,568)	(3,231)	(8,626)	(1,322)
Financial expense	(96,138)	(77,649)	(51,102)	(44,517)

Total Other Expenses, Net	(35,314)	(196,649)	(60,949)	(157,944)

Loss Before Income Taxes	(2,021,369)	(1,758,496)	(558,613)	(536,181)

Income Tax Expense	(4,876)	(2,400)	(4,876)	(2,400)

Net Loss	(2,026,245)	(1,760,896)	(563,489)	(538,581)

Other Comprehensive Loss
Foreign currency translation	(82,600)	(99,290)	(909)	(96,183)

Net Loss and Comprehensive Loss	(2,108,845)	(1,860,186)	(564,398)	(634,764)

Weighted average shares outstanding - Basic and Diluted	2,387,653	1,452,303	2,538,792	1,459,655

Net loss per share of common stock
Basic and Diluted	$(0.85)	$(1.21)	$(0.22)	$(0.37)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

Three Months Ended June 30, 2024

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficits	Equity

Balance at beginning of period	2,345,179	$2,346	$45,407,744	$439,734	$(45,892,566)	$(42,742)

Stock issued to employees	1,500	1	3,224	-	-	3,225

Stock issued to consultants	112,500	113	222,010	-	-	222,123

Stock issued to designer	13,248	12	29,988	-	-	30,000

Stock issued to an investor	200,000	200	399,800			400,000

Foreign currency translation loss	-	-	-	(909)	-	(909)

Net loss	-	-	-	-	(563,489)	(563,489)

Balance at end of period	2,672,427	$2,672	$46,062,766	$438,825	$(46,456,055)	$48,208

Three Months Ended June 30, 2023

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits	Equity

Balance at beginning of period	1,438,268	$1,449	$43,285,295	$74,135	$(37,928,868)	$5,432,011

Stock issued to employees	300		885	-	-	885

Stock issued to consultants	5,000		16,000	-	-	16,000

Stock issued to designer	10,543	11	29,978	-	-	29,989

Fractional shares due to 1:5 stock split	10,979	10		-	-	10

Foreign currency translation loss	-	-	-	(96,183)	-	(96,183)

Net loss	-	-	-	-	(538,581)	(538,581)

Balance at end of period	1,465,090	$1,470	$43,332,158	$(22,048)	$(38,467,449)	$4,844,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

Six Months Ended June 30, 2024

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits	Equity

Balance at beginning of period	1,917,706	$1,918	$44,402,821	$521,425	$(44,429,810)	$496,354

Stock issued to employees	3,000	3	6,447	-	-	6,450

Stock issued to consultants	225,000	225	444,024	-	-	444,249

Stock issued to designer	26,721	26	59,974	-	-	60,000

Acquisition of AI-Calculation Engine	300,000	300	749,700	-	-	750,000

Stock issued to an investor	200,000	200	399,800			400,000

Foreign currency translation loss	-	-	-	(82,600)	-	(82,600)

Net loss	-	-	-	-	(2,026,245)	(2,026,245)

Balance at end of period	2,672,427	$2,672	$46,062,766	$438,825	$(46,456,055)	$48,208

Six Months Ended June 30, 2023

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits	Equity

Balance at beginning of period	1,423,836	$1,440	$43,239,701	$77,242	$(36,706,553)	$6,611,830

Stock issued to employees	600		1,770	-	-	1,770

Stock issued to consultants	10,000		32,000	-	-	32,000

Stock issued to designer	19,676	20	58,687	-	-	58,707

Fractional shares due to 1:5 stock split	10,979	10		-	-	10

Foreign currency translation loss	-	-	-	(99,290)	-	(99,290)

Net loss	-	-	-	-	(1,760,896)	(1,760,896)

Balance at end of period	1,465,090	$1,470	$43,332,158	$(22,048)	$(38,467,449)	$4,844,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

	Six Months Ended June 30,
	2024	2023

Cash Flows From Operating Activities
Net loss	$(2,026,245)	$(1,760,896)

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	29,691	66,812
Amortization of operating lease right-of-use assets	359,086	392,146
Write down of inventories	44,253	108,785
Stock based compensation expense	497,794	93,770
Research and development	750,000	-
Changes in allowance for expected credit losses	(83)	(196)
Changes in operating assets and liabilities:
Accounts receivable	2,612	(958,457)
Advance to suppliers	42,947	(36,716)
Inventories	34,714	2,420,468
Other current assets	(109,576)	1,165,396
Operating lease liabilities	(358,790)	(389,840)
Accounts payable	(132,281)	261,883
Advance from customers	124,889	20,905
Accrued liabilities and other payables	50,574	132,908
Taxes payable	-	(87,322)

Net Cash provided by (Used in) Operating Activities	(690,415)	1,429,646

Cash Flows From Investing Activities
Purchase of intangible assets	-	(2,468,582)

Net Cash Used in Investing Activities	-	(2,468,582)

Cash Flows From Financing Activities
Proceed from loan from a shareholder	360,000	-
Proceed from issuing common stocks	400,000	-

Net Cash Provided by Financing Activities	760,000	-

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$(75,313)	$106,867

Net Decrease in Cash and Cash Equivalents	(5,728)	(932,069)

Cash and Cash Equivalents, Beginning of Period	369,137	1,374,167

Cash and Cash Equivalents, Ending of Period	$363,409	$442,098

Supplemental Disclosure of Cash Flow Information

Cash paid during period for:
Income tax payments	$4,800	$202,288
Interest expense	$9,368	$3,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

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

On November 5, 2020, Nova LifeStyle acquired Nova HK at cost of $1,290 which was incorporated in Hong Kong on November 6, 2019. This company had minimal operations other than to take over the business of Nova Macao. On February 15, 2022, the Company transferred its entire assets and business in Nova HK to Nova Malaysia, a subsidiary of the Company. In February 2023, Nova HK was completed the process of de-registration and liquidation.

The “Company” and “Nova” collectively refer to Nova LifeStyle, the U.S. parent, and its subsidiaries, Nova Furniture, Nova Samoa, Diamond Bar, i Design, Nova HK and Nova Malaysia.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis and following GAAP in the U.S. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company incurred a net loss of $2.03 million and $1.76 million for the six months ended June 30, 2024 and 2023, respectively; and $0.56 million and $0.54 million for the three months ended June 30, 2024 and 2023, respectively. The accumulated deficit of the Company was $46.46 million and $44.43 million as of June 30, 2024 and December 31, 2023. Net cash balance decreased to $0.36 million for the six months ended June 30, 2024 from $0.37 million for the year ended December 31, 2023. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern.

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

The Company management has the following plans to alleviate the substantial doubt: the Company will participate in four major U.S. furniture fairs every year to seek new customers to increase the Company’s sales. To augment diversified revenue streams, the Company’s subsidiary Nova Malaysia has engaged in the development of an innovative home decoration design IT software systems. Besides, in the second half of this year, the Company plans to raise money from the market to increase cash flow and investment capital in addition to the private placement during the second quarter.

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

The interim unaudited condensed consolidated financial statements as of June 30, 2024 and for the six and three-month periods ended June 30, 2024 and 2023 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim unaudited condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, previously filed with the SEC on April 15, 2024.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim unaudited condensed consolidated financial position as of June 30, 2024, its interim unaudited condensed consolidated results of operations and cash flows for the six and three-month periods ended June 30, 2024 and 2023, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the single step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the single step goodwill impairment test for the Diamond Bar reporting unit. Accordingly, as of June 30, 2024 and December 31, 2023, the Company concluded there was no impairment of goodwill of Diamond Bar.

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

The Company’s cash is maintained at financial institutions in the United States of America. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”)’s federally insured limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. As of June 30, 2024 and December 31, 2023, cash balances held in the banks, exceeding the standard insurance amount, are $0 and $0, respectively. The Company has not experienced any losses in accounts held in these financial institutions and believes it is not exposed to any risks on its cash held in these financial institutions.

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

Accounts receivable consisted of the following as of the date indicated:

	June 30, 2024	December 31, 2023

Accounts receivable	$44,918	$47,530
Less: allowance for credit losses	(449)	(532)
Total accounts receivable, net	$44,469	$46,998

The expected credit losses (reversal) provision for the six months ended June 30, 2024 and 2023 was ($83) and ($196), respectively; ($924) and $65 for the three months ended June 30, 2024 and 2023, respectively.

Advances to Suppliers

Advances to suppliers represent amounts paid to suppliers in advance for goods that are yet to be delivered and from which future economic benefits are expected to flow to the Company within the normal operating cycle. Based on its historical record and in normal circumstances, the Company receives goods within 4 to 6 months from the date the advance payment is made. During the six months ended June 30, 2024 and December 31, 2023, no provision was made on advances to suppliers.

Inventories

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the six months ended June 30, 2024 and 2023, the Company wrote down $44,253 and $108,785 of slow-moving inventory, respectively and $5,271 and $23,113 for the three months ended June 30, 2024 and 2023, respectively. The inventory write-down is included in “Cost of Sales” in the unaudited condensed consolidated statements of loss and comprehensive loss.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the six months ended June 30, 2024 and December 31, 2023.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. During 2023, the Company has been developing Virtual and Augmented reality software and AI system for potential consulting business. In addition, during the six months ended June 30, 2024, the Company acquired an IT system for AI-Calculation Engine which was integrated into our current IT system (see Note 11). The entire system is far from complete as it requires to integrate with other components in order to be functional. It is still in development stage and not in operation. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expenses were $0.75 million and $10,144 for the six months ended June 30, 2024 and 2023, respectively; and ($518) and $10,026 for the three months ended June 30, 2024 and 2023, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax expense for the six months ended June 30, 2024 and 2023 are $4,876 and $2,400, respectively; and $4,876 and $2,400 for the three months ended June 30, 2024 and 2023, respectively, are primarily related to quarter-to-date income generated from domestic and foreign operation.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the six months ended June 30, 2024  , the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

As of June 30, 2024 and December 31, 2023, the accumulated undistributed loss generated by its foreign subsidiaries were approximately $25.2 million and $25.4 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of June 30, 2024 and 2023, unrecognized tax benefits were approximately $0. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $0 as of June 30, 2024 and 2023.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the six months ended June 30, 2024 and 2023, is as follows:

	Gross UTB
	2024	2023

Balance – January 1 and June 30	$-	$-

As of June 30, 2024 and December 31, 2023, the Company had cumulatively accrued approximately $0 for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled $0 and $0 for the six and three months ended June 30, 2024 and 2023, respectively, related to the Company’s continuing operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

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

The Company’s sales policy allows for product returns within the warranty period if the product is defective and the defects are the Company’s fault. As alternatives to the product return option, the customers have the option of requesting a discount from the Company for products with quality issues or of receiving replacement parts from the Company at no cost. The amount for product returns, the discount provided to the Company’s customers, and the costs for replacement parts were immaterial for the six and three months ended June 30, 2024 and 2023.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the six months ended June 30, 2024 and 2023, shipping and handling costs were $1,515 and ($555), respectively; and $859 and ($194) for the three months ended June 30, 2024 and 2023, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense was $255,875 and $619,465 for the six months ended June 30, 2024 and 2023, respectively; and $30,414 and $207,890 for the three months ended June 30, 2024 and 2023, respectively.

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

The following table presents a reconciliation of basic and diluted loss per share for the six and three months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023

Net loss	$(2,026,245)	$(1,760,896)	(563,489)	(538,581)

Weighted average shares outstanding – Basic and Diluted *	2,387,653	1,452,303	2,538,792	1,459,655

Net loss per share of common stock
Basic and Diluted	$(0.85)	$(1.21)	(0.22)	(0.37)

*	Including 0 shares that were granted and vested but not yet issued for the six and three months ended June 30, 2024 and 2023, respectively.

For the six and three months ended June 30, 2024, 1,500 shares of unvested restricted stock, vested stock options to purchase 13,400 shares of the Company’s common stock, and 245,192 shares exercisable under warrants were excluded from the EPS calculation, as their effect were anti-dilutive.

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

The following table sets forth information as to the Company’s customers that accounted for 10% or more of the Company’s sales and accounts receivable for the six and three months ended June 30, 2024 and 2023.

Six Months Ended June 30, 2024		Three Months Ended June 30, 2024		As of June 30, 2024
Customer	Percentage of Total Sales	Customer	Percentage of Total Sales	Percentage of accounts receivable
A	2%	A	2%	19%
B	-%	B	-%	30%
C	-%	C	-%	-%
D	-%	D	-%	%

Six Months Ended June 30, 2023		Three Months Ended June 30, 2023		As of June 30, 2023
Customer	Percentage of Total Sales	Customer	Percentage of Total Sales	Percentage of accounts receivable
A	2%	A	1%	-%
B	1%	B	1%	-%
C	31%	C	45%	77%
D	-%	D	-%	16%

No customer accounted for 10% or more of the Company’s sales for the six and three months ended June 30, 2024; and one customer accounted for 31% and 45% of the Company’s sales for the six and three months ended June 30, 2023, respectively.

Two customers accounted for 19% and 30% of the Company’s gross accounts receivable as of June 30, 2024, respectively. Two customers accounted for 77% and 16% of the Company’s gross accounts receivable as of June 30, 2023, respectively.

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases, accounts payable and advance to suppliers for the six and three months ended June 30, 2024 and 2023.

Six Months Ended June 30, 2024		Three Months Ended June 30, 2024		As of June 30, 2024	As of June 30. 2024
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases	Balance of Accounts Payable	Balance of Advance to Supplier
A	12%	A	20%	$26,402	-
B	6%	B	5%	-	-
C	7%	C	8%	-	-

Six Months Ended June 30, 2023		Three Months Ended June 30, 2023		As of June 30, 2023	As of June 30. 2023
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases	Balance of Accounts Payable	Balance of Advance to Supplier
A	14%	A	7%	$45,859	-
B	22%	B	27%	$141,849	-
C	9%	C	12%	-	-

The Company purchased its products from one major vendor, accounting for 12% and 20% during the six and three months ended June 30, 2024, respectively. The Company purchased its products from two major vendors during the six and three months ended June 30, 2023, respectively, accounting for a total of 36% (22% and 14%) and 39% (27% and 12%), respectively.

Advances made to these major vendors were $0 as of June 30, 2024 and June 30, 2023, respectively. Accounts payable to these major vendors were $26,402 and $187,708 as of June 30, 2024 and June 30, 2023, respectively.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2024	RM 4.72 to 1
December 31, 2023	RM 4.59 to 1

Income Statement and cash flow items
For the six months ended June 30, 2024	RM 4.73 to 1
For the six months ended June 30, 2023	RM 4.46 to 1

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

The Company recognized no impairment of ROU assets as of June 30, 2024 and December 31, 2023.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the condensed consolidated balance sheets at June 30, 2024 and December 31, 2023.

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

Note 3 - Inventories

The inventories as of June 30, 2024 and December 31, 2023 totaled $2,134,343 and $2,213,311, respectively, and consisted entirely of finished goods.

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the six months ended June 30, 2024 and 2023, the Company wrote-down $44,253 and $108,785 of slow-moving inventory, respectively; and $5,271 and $23,113 of slow-moving inventory for the three months ended June 30, 2024 and 2023, respectively. The inventory write-down is included in “Cost of Sales” in the unaudited condensed consolidated statements of loss and comprehensive loss.

Note 4 - Plant, Property and Equipment, Net

As of June 30, 2024 and December 31, 2023, plant, property and equipment consisted of the following:

	June 30, 2024	December 31, 2023
Computer and office equipment	$253,769	$255,352
Decoration and renovation	369,334	378,237
	623,103	633,589
Less: accumulated depreciation	(369,005)	(345,916)
	$254,098	$287,673

Depreciation expense was $27,009 and $36,258 for the six months ended June 30, 2024 and 2023, respectively; and $13,493 and $17,840 for the three months ended June 30, 2024 and 2023, respectively.

For six months ended June 30, 2024 and 2023, the Company disposed of $0 of office equipment and decoration and renovation, respectively.

Note 5 – Intangible Assets

As of June 30, 2024 and December 31, 2023, intangible assets consisted of the following:

	June 30, 2024	December 31, 2023
Accounting software	$26,800	$26,800
Less: accumulated amortization	(21,009)	(18,327)
	$5,791	$8,473

Amortization expense was $2,682 and $30,553 for the six months ended June 30, 2024 and 2023, respectively and $1,341 and $29,212 for the three months ended June 30, 2024 and 2023, respectively.

Note 6 – Advances to Suppliers

The Company makes advances to certain vendors for inventory purchases. The advances on inventory purchases were $50,793 and $93,740 as of June 30, 2024 and December 31, 2023, respectively. No impairment charges were made on advances to suppliers for the six months ended June 30, 2024 and the twelve months ended December 31, 2023.

Note 7 – Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Prepaid expenses	$1,088,677	$984,934
Other receivables	30,982	41,265
	$1,119,659	$1,026,199

As of June 30, 2024 and December 31, 2023, prepaid expenses and other receivables mainly represented prepaid insurance, prepaid rent, refund receivable from suppliers, prepaid advertising expense, and Celero and Cardknox account balances.

Note 8 – Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Other payables	$756,514	$139,722
Salary payable	6,804	7,511
Marketing	20,000	-
Financed insurance premiums	198,999	69,337
Auditing fee	-	125,000
Warranty liability	25,283	27,545
Accrued commission	75,989	58,669
Accrued expenses, others	53,042	672,877
	$1,136,631	$1,100,661

As of June 30, 2024 and December 31, 2023, other accrued expenses mainly included legal and professional fees, utilities and unpaid operating expenses incurred in Malaysia. Other payables represented balance on credit card, other taxes payable, 401(k) payable and payable for marketing, shipping, and showroom.

Note 9 – Other Loans

On June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. The Loan, which was in the form of a promissory note dated June 19, 2020, matures on June 19, 2050 and bears interest at a rate of 3.75% per annum, payable monthly beginning 12 months from the date of the promissory note. Funds from the Loan may only be used for working capital. The loan was secured by all tangible and intangible property of Diamond Bar and has accumulated interest of $2,737 and $4,386 for the six months ended June 30, 2024 and 2023, respectively; and $1,365 and $2,193 for the three months ended June 30, 2024 and 2023, respectively.

Note 10 – Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s President who is currently also the Chief Executive Officer and Chairperson of the Board. The lease is renewable and has been renewed each year since 2011. On April 10, 2024, the Company renewed the lease for an additional one year term at a cost of $41,000. During the six months ended June 30, 2024 and 2023, the Company recorded rental amounts of $18,890 and $17,280, respectively; and $10,250 and $8,640 for the three months ended June 30, 2024 and 2023, respectively, which were included in selling expenses.

On January 4, 2018, the Company entered into a sales representative agreement with a consulting firm, which is owned by the President, Chief Executive Officer and Chairperson of the Board, for sales representative service for a term of two years. On January 4, 2020, the Company renewed the agreement for an additional two years which was amended in July 2020. If not terminated during the first year, the agreement will continue until one party or the other terminates the agreement with 30 days written notice. The Company agreed to compensate the consulting firm via commission at predetermined rates of the relevant sales amount. During the six months ended June 30, 2024 and 2023, the Company recorded $153,043 and $151,911; and $87,316 and $86,381 for the three months ended June 30, 2024 and 2023 as commission expense to this consulting firm, respectively.

In February 2024, the Company entered into a loan agreement in the aggregate amount of $200,000 with a shareholder of the Company. The loan was in the form of a promissory note dated on February 21, 2024, matures on February 20, 2025, and bears interest at a rate of 8.5% per annum. The proceed of the loan is used for working capital. During the six and three months ended June 30, 2024, the Company accrued $6,141 and $4,278 as interest expense, respectively.

On April 11, 2024, the Company entered into a loan agreement in the aggregate amount of $160,000 with a shareholder of the Company. The loan was in the form of a promissory note dated on April 11, 2024, matures on April 10, 2025, and bears interest at a rate of 8.5% per annum. The proceed of the loan is used for working capital. During the six and three months ended June 30, 2024, the Company accrued $3,018 and $3,018 as interest expense, respectively.

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

On May 31, 2024, the Company’s stockholders approved the Company’s 2024 Equity Incentive Plan (the “2024 Plan”) at its special shareholders’ meeting. The 2024 Plan was approved by the Board of Directors of the Company on April 19, 2024 and has a total of 3,000,000 shares of the Company’s common stock which may be granted as stock reward to attract and retain personnel, provide additional incentives to employees, directors and consultants and promote the success of the Company’s business.

On April 18, 2024, the Company received written notice from the NASDAQ Stock Market (“NASDAQ”) stating that the Company does not meet the requirement of maintaining a minimum of $2,500,000 in stockholders’ equity for continued listing on the NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5550(b)(1), the Company also does not meet the alternative of market value of listed securities of $35 million under NASDAQ Listing Rule 5550(b)(2) or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years under NASDAQ Listing Rule 5550(b)(3), and the Company is no longer in compliance with the NASDAQ Listing Rules.

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

The Company submitted its plan of compliance on May 28, 2024 and a supplemental letter to the plan of compliance on June 20, 2024. On June 27, 2024, the Company received a notification letter from NASDAQ Listing Qualification Staff (“Staff”). Based on the review of the letters submitted by the Company, Staff has determined to grant the Company an extension until October 14, 2024 to regain compliance with the Rule and the Company must complete its initiatives and provide evidences for the compliance with the Rule as required by Nasdaq.

The Company intends to fully comply with the exception granted by the Staff and to regain the compliance on or before October 14, 2024.

On May 16, 2024, the Company entered into a Securities Purchase Agreement with an investor to sell 200,000 shares of the Company’s common stock at a purchase price of $2.00 per share for an aggregate price of $400,000 (the “Private Placement”). The Private Placement was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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

Warrants

The following is a summary of the warrant activity for the six months ended June 30, 2024:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2024	245,192	$17.50	3.02
Exercisable at January 1, 2024	245,192	$17.50	3.02
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at June 30, 2024	245,192	$17.50	2.52
Exercisable at June 30, 2024	245,192	$17.50	2.52

Shares Issued to Consultants

On January 28, 2022, the Company entered into an advisory service agreement with a designer for advising furniture design concept and development effective on February 1, 2022 for twelve months. The Company shall pay the designer $10,000 per month starting from February 1, 2022 for twelve months, in the form of the Company’s Common Stock, calculated based on the closing stock price on the first trading day of the corresponding month. The shares were issued pursuant to the 2021 Plan. During the six and three months ended June 30, 2023, the Company issued 4,748 shares to the designer and charged $10,000, respectively to operations as designer fee.

On July 1, 2022, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on July 1, 2022 for a one-year term. The Company agreed to grant the consultant 10,000 shares of the Company’s common stock, vesting 25% on July 1, 2022, 25% on October 1, 2022, 25% on January 1, 2023 and 25% on April 1, 2023. The fair value of the 10,000 shares was $36,000, which was calculated based on the stock price of $3.60 per share on July 1, 2022 and has been amortized over the service term. The shares were issued pursuant to the 2021 Plan. During the six and three months ended June 30, 2023, the Company charged $18,000 and $9,000 to operations as consulting expenses, respectively.

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

On January 28, 2023, the Company entered into an advisory service agreement with a designer for advising furniture design concept and development effective on February 1, 2023 for twelve months. The Company shall pay the designer $10,000 per month starting from February 1, 2023 for twelve months, in the form of the Company’s Common Stock, calculated based on the closing stock price on the first trading day of the corresponding month. The shares were issued pursuant to the 2021 Plan. During the six months ended June 30, 2024 and 2023, the Company issued 2,645 and 15,328 shares to the designer and charged $10,000 and $50,000 to operations as designer fee, respectively. During the three months ended June 30, 2024 and 2023, the company issued 0 and 10,543 shares to the designer and charged $0 and $30,000 to operations as designer fee, respectively

On July 3, 2023, the Company entered into an IT consulting service agreement with three consultants for analyzing the Company’s IT infrastructure and system effective on July 3, 2023 for twelve months. The Company agreed to grant the consultant 300,000 shares of the Company’s common stock, vesting 25% on July 3, 2023, 25% on October 3, 2023, 25% on January 3, 2024 and 25% on April 3, 2024. The fair value of the 300,000 shares was $636,000, which was calculated based on the stock price of $2.12 per share on July 3, 2023. The shares were issued pursuant to the 2021 Plan. During the six and three months ended June 30, 2024, the Company charged $318,000 and $159,000 to operations as consulting expenses, respectively.

On November 9, 2023, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2023 for a one-year term. The Company agreed to grant the consultant 50,000 shares of the Company’s common stock, vesting 25% on February 15, 2024, 25% on May 15, 2024, 25% on August 15, 2024 and 25% on November 15, 2024. The fair value of the 50,000 shares was $117,500, which was calculated based on the stock price of $2.35 per share on November 16, 2023. The shares were granted pursuant to the 2021 Plan. During the six and three months ended June 30, 2024, the Company charged $58,750 and $29,375 to operations as consulting expenses, respectively.

On November 16, 2023, Nova Malaysia entered into an agreement with an IT consulting firm to acquire an Artificial Intelligent powered IT System for $675,000. The Company agreed to issue 270,000 shares of common stocks at the price of $2.50 per share which was in equivalent to $675,000 (3,161,970 in Malaysia Ringgit on November 16, 2023) to the IT consulting firm. Artificial Intelligent IT System is just a part of the ultimate software product. The ultimate software is still in developing stage and not feasible to be functional. During the six and three months ended June 30, 2023, the Company recorded $0 as research and development expense.

On January 23, 2024, Nova Malaysia entered into a purchase agreement with an IT consulting firm to acquire an AI-Calculation Engine System, which includes Commission Management Calculation Module, Compiled and Encrypted Calculation Engine, Membership Module, Sales Module and Maintenance and Support, etc. for $750,000. The Company agreed to issue 300,000 shares of common stocks at the price of $2.50 per share which was in equivalent to $750,000 (3,544,875 in Malaysia Ringgit on January 23, 2024) to the IT consulting firm. AI-Calculation Engine System is just a part of the ultimate software product. The ultimate software is still in developing stage and not feasible to be functional. During the six and three months ended June 30, 2024, the Company recorded $750,000 and $0 as research and development expense, respectively.

On January 28, 2024, the Company entered into an advisory service agreement with a designer for advising furniture design concept and development effective on February 1, 2024 for twelve months. The Company shall pay the designer $10,000 per month starting from February 1, 2024 for twelve months, in the form of the Company’s Common Stock, calculated based on the closing stock price on the first trading day of the corresponding month. The shares were granted pursuant to the 2021 Plan. During the six and three months ended June 30, 2024, the Company issued 24,076 and 13,248 shares to the designer and charged $50,000 and $30,000 to operations as designer fee, respectively.

On March 1, 2024, Nova Malaysia entered into a consulting agreement with a consultant for IT system related maintenance and services effective on March 1, 2024 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, vesting 25% on March 1, 2024, 25% on June 1, 2024, 25% on September 1, 2024 and 25% on December 1, 2024. The fair value of the 100,000 shares was $163,000, which was calculated based on the stock price of $1.63 per share on March 1, 2024. The shares were granted pursuant to the 2023 Omnibus Long-Term Incentive Plan. During the six and three months ended June 30, 2024, the Company charged $54,594 and $13,844 to operations as consulting fee.

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

Shares Issued to Employees

On November 11, 2022, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2022. The Company agreed to grant an award of 1,200 restricted Stock Units to the officer pursuant to the Company’s 2021 Omnibus Equity Plan. The fair value of these shares was $3,540, which was calculated based on the stock price of $2.95 per share on November 11, 2022, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 11, 2022, 25% on March 31, 2023, 25% on June 30, 2023 and 25% on September 30, 2023. During the six and three months ended June 30, 2023, the Company record $1,770 and $885 to operations as stock compensation expense.

On November 9, 2023, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2023. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2021 Omnibus Equity Plan. The fair value of these shares was $12,900, which was calculated based on the stock price of $2.15 per share on November 9, 2023, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 9, 2023, 25% on March 31, 2024, 25% on June 30, 2024 and 25% on September 30, 2024. During the six and three months ended June 30, 2024, the Company record $6,450 and $3,225 to operations as stock compensation expense.

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

As of June 30, 2024, unrecognized share-based compensation expense was $227,102.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2024	13,400	$14.55	0.82
Exercisable at January 1, 2024	13,400	14.55	0.82

Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2024	13,400	14.55	0.32
Exercisable at June 30, 2024	13,400	14.55	0.32

(1)	The intrinsic value of the stock options at June 30, 2024 is the amount by which the market value of the Company’s common stock of $1.63 as of June 28, 2024 exceeds the average exercise price of the option. As of June 30, 2024, the intrinsic value of the outstanding and exercisable stock options was $0.

Note 12 – Geographical Analysis

Geographical distribution of sales consisted of the following for the six and three months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Three Months ended June 30,
	2024	2023	2024	2023
Geographical Areas
North America	$4,957,058	$4,192,106	$2,631,328	$2,435,441
Asia	-	1,993,671	-	1,993,671
Other countries	107,868	151,217	57,205	33,317
	$5,064,926	$6,336,994	$2,688,533	$4,462,429

Geographical location of identifiable long-lived assets as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Geographical Areas
North America	$1,601,636	$1,873,623
Asia	264,942	318,398
	$1,866,578	$2,192,021

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

On July 15, 2019, Nova Malaysia entered into a sublease agreement for warehouse space with a two-year term, expiring on July 14, 2021. The initial monthly rental payment was 20,000 Malaysia Ringgit ($4,232) and was increased to 35,000 Malaysia Ringgit ($7,406) effective August 1, 2020. On July 15, 2021, Nova Malaysia extended the lease for another two years with an expiration date of July 31, 2023. Nova Malaysia did not extend this lease after July 31, 2023.

On October 29, 2019, Nova Malaysia entered into a lease agreement for a showroom with a two-year term, commencing on December 1, 2019 and expiring on November 30, 2021. On November 26, 2021, Nova Malaysia extended the lease to November 30, 2022 with an option for renewal for another term of 24 months. On October 4, 2022, Nova Malaysia renewed the lease for two years to November 30, 2024. The monthly rental payment is 9,280 Malaysia Ringgit ($1,964).

On August 20, 2020, Nova Malaysia entered into a sublease agreement for an office and service center with a two-year term, commencing on September 1, 2020 and expiring on August 31, 2022. On July 29, 2022, Nova Malaysia extended the lease for another two years with an expiration date of August 31, 2024. The monthly rental payment is 30,000 Malaysia Ringgit ($6,348).

Operating lease expense for the six months ended June 30, 2024 and 2023 was as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023

Operating lease cost – straight line	$388,830	$438,981	194,389	219,296

The following is a schedule, by years, of maturities of operating lease liabilities as of June 30, 2024:

Operating Leases
2024	$364,617
2025	701,142
2026	598,820
Thereafter	0
Total undiscounted cash flows	1,664,579
Less: imputed interest	(61,186)
Present value of lease liabilities	1,603,393

Lease Term and Discount Rate

June 30, 2024
Weighted-average remaining lease term – years
Operating leases – USA	2.34
Operating leases – Malaysia	0.23

Weighted-average discount rate (%)
Operating leases – USA	3.36%
Operating leases – Malaysia	4.74%

Supplemental cash flow information related to leases where the Company was the lessee for the six months ended June 30, 2024 and 2023 was as follows:

	2024	2023

Operating cash outflows from operating leases	$388,555	$428,818

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

While these derivative actions are purportedly asserted on behalf of the Company, it is possible that the Company will incur attorneys’ fees and costs in advancing the costs of defense for its current directors and officers pursuant to contractual and legal indemnity obligations. The plaintiffs also seek to require corporate governance changes. The Company believes there is no basis to the derivative complaints and they will be vigorously defended if necessary.

Other than the above, the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

Note 15 – Subsequent Events

The Company has evaluated subsequent events through August 13, 2024, the date of the issuance of the interim condensed consolidated financial statements, and the following subsequent events have been identified.

On July 5, 2024, the Company, Nova Malaysia and Hong Sheng Sdn Bhd (“Hong Sheng”), a company incorporated in Malaysia entered into a Sale and Purchase Agreement (the “Agreement”). Pursuant to the Agreement, the parties agree: (i) Nova Malaysia will purchase a Nova Living DesignXperience System from Hong Sheng for $660,000 (the “Purchase Price”) and (ii) the Purchase Price shall be paid in 400,000 shares of common stock (“Shares”) of the Company at $1.65 per share. The Nova Living DesignXperience System includes Virtual Interior Design Consultation, Furniture Recommendation Generation, Realistic Rendering of Virtual Products, Testing and Quality Assurance, Documentation and Support and Deployment and Maintenance. The Shares will be issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On July 30, 2024, the Company entered into a Securities Purchase Agreement with one of our shareholders to sell 125,000 shares of the Company’s common stock at a purchase price of $1.60 per share for an aggregate price of $200,000 (the “Private Placement”). The Private Placement will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On August 7, 2024, the Company, “Nova Malaysia and VT Conceptone Sdn Bhd (“VT Conceptone”), a company incorporated in Malaysia entered into a Sale and Purchase Agreement (the “Agreement”). Pursuant to the Agreement, the parties agree: (i) Nova Malaysia will purchase a Payment IT System from VT Conceptone for $552,000 (the “Purchase Price”) and (ii) the Purchase Price shall be paid in 460,000 shares of common stock (“Shares”) of the Company at $1.20 per share. The Payment IT System includes User Registration and Management, Payment Processing, Security and Compliance, Integration and APIs, Merchant Tools, Transaction Management, Reporting and Analytics and Notification System. The Shares will be issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The following discussion and analysis are based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our condensed consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”). All references to the second quarter and first six months of 2024 and 2023 mean the three and six-month periods ended June 30, 2024 and 2023. In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2023 Form 10-K.

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

In 2019, we developed a line of high-end physiotherapeutic jade mats with China-based manufacturing partners for use in therapy clinics, hospitality, and real estate projects in Asia. We launched our first flagship showroom/retail store in Kuala Lumpur, Malaysia in late 2019, which, after a COVID-19 related closing, was reopened in May 2020. On August 28, 2020, after few months reopening, Malaysia government extended Movement Control Order to prohibit the businesses to open to public until March 5, 2021 to contain the spread of COVID-19. After the re-opening on March 5, 2021, Malaysia imposed a new nationwide lockdown on May 12, 2021 until early June 2021 which was subsequently extended to early October 2021. In October 2021, the Order was lifted for people who are fully vaccinated and our store has been reopened since. In April 2022, Malaysia has reopened the border for foreign visitors. In June 2023, everything is back to normal in Malaysia. Due to the negative impact caused by COVID-19 from 2020 to 2022, the Company eventually sold the entire jade mats inventory for $2.00 million in liquidation sales in June 2023. We exited from Jade Mats business in 2023. Nova Malaysia has engaged in the development of an innovative home decoration design, showroom and payment IT software systems. We have limited experience with operations in Southeast Asia and considerable management attention and resources may be required to manage these new markets and product lines. We may be subject to additional risks including credit risk, inflation, currency exchange rate fluctuations, foreign exchange controls, import and export requirements, potentially adverse tax consequences and higher costs associated with doing business internationally.

We do not have access to a revolving credit facility. On May 4, 2020, the Company received loan proceeds in the amount of approximately $139,802 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. On May 5, 2020, Diamond Bar Outdoors Inc. (“Diamond Bar”) was granted a loan from Cathay Bank in the aggregate amount of $176,294, pursuant to the Paycheck Protection Program. On June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. In July 2021, we completed a registered direct offering of our shares of common stock and received offering gross proceeds of $3,120,622. In May 2024 and August 2024, we completed two private placements for gross proceeds of $600,000. We currently believe that our financial resources will be adequate to finance our operations in the next 12 months. However, in the event that we do need to raise capital in the future, the instability in the securities markets could adversely affect our ability to raise additional capital.

On April 18, 2024, the Company received written notice from the NASDAQ Stock Market (“NASDAQ”) stating that the Company does not meet the requirement of maintaining a minimum of $2,500,000 in stockholders’ equity for continued listing on the NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5550(b)(1), the Company also does not meet the alternative of market value of listed securities of $35 million under NASDAQ Listing Rule 5550(b)(2) or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years under NASDAQ Listing Rule 5550(b)(3), and the Company is no longer in compliance with the NASDAQ Listing Rules.

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

The Company submitted its plan of compliance on May 28, 2024 and a supplemental letter to the plan of compliance on June 20, 2024. On June 27, 2024, the Company received a notification letter from NASDAQ Listing Qualification Staff (“Staff”). Based on the review of the letters submitted by the Company, Staff has determined to grant the Company an extension until October 14, 2024 to regain compliance with the Rule and the Company must complete its initiatives and provide evidences for the compliance with the Rule as required by Nasdaq.

The Company intends to fully comply with the exception granted by the Staff and to regain the compliance on or before October 14, 2024.

Principal Factors Affecting Our Financial Performance

Since 2019, we have moved away from low margin products and this move was intended to improve our gross profit margin, receivable collections and net profitability, and to increase our return on long-term equity. We terminated sales and marketing efforts to customers that represented a high purchase volume but low profit margin, and we adjusted our product line, which included the launch of our Summer 2024 Collection in the Las Vegas and High Point Markets, with a view to attracting a higher-end ultimate customer. The core focus of the Company’s direction today is entirely centered on product. Identifying a fashion-driven generational shift in the general perception and consumption of furniture and being more aware of actual consumer tastes and how best to fulfill and engage that need. Closely integrating product development alongside marketing results in appealing products that adheres to the scope of our target demographic of decision makers in the design, staging and retail fields. A process that is continually refined upon each release cycle, maintaining a singular, cohesive vision. In short, we have better identified our customers and how to cater to them – in the process gaining greater traction with every product launch considerably more so on an international level than ever previous. We believe these new strategies, will provide us with significant long term growth opportunities. Significant factors that we believe could affect our operating results are the (i) prices of our products to our domestic and international retailer and wholesaler customers and their markups to end consumers; (ii) general economic conditions in the U.S., Chinese, and other international markets; and (iii) trade tariffs imposed by the United States on certain products manufactured in China; and (iv) the recovery from the COVID-19 outbreak throughout the world; and (v) high interest rate, inflation and slow- down in real estate market. We believe most of our customers are willing to pay for our high quality and stylish products, timely delivery, and strong production capacity at price levels which we expect will allow us to maintain a relatively high gross profit margin for our products. We do not manufacture our products, but instead we utilize third-party manufacturers. In response to the tariffs imposed by the United States on certain products manufactured in China, we are in the process of shifting a portion of our product manufacturing from third-party manufacturers located in China to third-party manufacturers located in other parts of Asia, such as Vietnam, India and/or Malaysia, countries unaffected by the tariffs. Implementation of a relocation of manufacturing (which by necessity includes an assessment of the factory’s ability to deliver the quantity of the product, in accordance with the Company’s specifications, and in accordance with the Company’s quality control requirements) is time-consuming, but a portion of our manufacturing has been transitioned to Malaysia and India starting in 2020 and we expect that more of our manufacturing will be transitioned to one or more of these venues. Some of our manufacturing will continue to be performed in China because the intellectual know-how necessary to manufacture certain products is not generally available in other Asian countries. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites should also allow us at least to maintain our gross profit margins. The markets in North America is challenging because such markets are experiencing a slow-down and may be entering a recession due to high interest rate and inflation.

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

Accounts Receivable

Our accounts receivable arises from product sales. We do not adjust receivables for the effects of a significant financing component at contract inception if we expect to collect the receivables in one year or less from the time of sale. We do not expect to collect receivables greater than one year from the time of sale. Our policy is to maintain an allowance for expected credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. We maintained an allowance for expected credit loss of $449 and $532 as of June 30, 2024 and December 31, 2023, respectively. During the six months ended June 30, 2024 and 2023, expected credit losses provision (reversal) was ($83) and ($196), respectively; ($924) and $65 for the three months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had gross receivable of $44,918 of which none was over 90 days past due. The allowance for expected credit losses is our best estimate of the amount of expected credit losses in our existing trade accounts receivable. We determine the allowance based on historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

Advances to Suppliers

Advances to suppliers represent amounts paid to suppliers in advance for goods that are yet to be delivered and from which future economic benefits are expected to flow to the Company within the normal operating cycle. Based on our historical records and in normal circumstances, we generally receive goods within 4 to 6 months from the date the advance payment is made.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax expense for the six months ended June 30, 2024 and 2023 are $4,876 and $2,400, respectively; and $4,876 and $2,400 for the three months ended June 30, 2024 and 2023, respectively.

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

As of June 30, 2024 and December 31, 2023, the accumulated undistributed earnings generated by its foreign subsidiaries were approximately $25.2 million and $25.4 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of June 30, 2024 and 2023, unrecognized tax benefits were approximately $0. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $0 as of June 30, 2024 and 2023.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the six months ended June 30, 2024 and 2023, is as follows:

	Gross UTB
	2024	2023

Balance – January 1 and June 30	$-	$-

At June 30, 2024 and December 31, 2023, the Company had cumulatively accrued approximately $0 for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled $0 and $0 for the six and three ended June 30, 2024 and 2023, respectively, related to the Company’s continuing operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault. As alternatives for the product return option, the customers have the option of asking us for a discount for products with quality issues, or of receiving replacement parts from us at no cost. The amount of reserves for return of products, the discount provided to the customers, and cost for the replacement parts were immaterial for the six and three months ended June 30, 2024 and 2023.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2024	RM4.72 to 1
December 31, 2023	RM4.59 to 1

Income statement and cash flow items
For the six months ended June 30, 2024	RM4.73 to 1
For the six months ended June 30, 2023	RM4.46 to 1

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

We concluded that we had one reportable segment under ASC 280 because Diamond Bar is a furniture distributor based in California focusing on customers in the US and Nova Malaysia is a furniture retailer and distributor focusing on customers primarily in Malaysia and Asia. Each of our subsidiaries is operated under the same senior management of our company, and we view the operations of Diamond Bar and Nova Malaysia as a whole for making business decisions. Our long-lived assets are mainly property, plant and equipment located in the United States and Malaysia for administrative purposes.

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

Recently Issued But Not Yet Adopted Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01, Lease (Topic 842): Common Control Arrangements, which clarifies the accounting for leasehold improvements associated with leases between entities under common control (hereinafter referred to as common control lease). ASU 2023-01 requires entities to amortize leasehold improvements associated with common control lease over the useful life to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset through a lease, and to account for any remaining leasehold improvements as a transfer between entities under common control through an adjustment to equity when the lessee no longer controls the underlying asset. This ASU will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. An entity may apply ASU 2023-01 either prospectively or retrospectively. The Company is currently evaluating the impact that the adoption of ASU 2023-01 will have on our condensed consolidated financial statement presentations and disclosures.

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

Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2023

The following table sets forth the results of our operations for the three months ended June 30, 2024 and 2023. Certain columns may not add due to rounding.

	Three Months Ended June 30,
	2024		2023
	$	% of Sales	$	% of Sales
Net sales	$2,688,533		$4,462,429
Cost of sales	(1,493,566)	(56)%	(3,015,089)	(68)%
Gross profit (loss)	1,194,967	44%	1,447,340	32%
Operating expenses	(1,692,631)	(63)%	(1,825,577)	(41)%
Loss from operations	(497,664)	(19)%	(378,237)	(8)%
Other income (expenses), net	(60,949)	(2)%	(157,944)	(4)%
Income tax expenses	(4,876)	-%	(2,400)	-%
Net loss	(563,489)	(21)%	(538,581)	(12)%

Net Sales

Net sales for the three months ended June 30, 2024 were $2.69 million, a decrease of 40% from $4.46 million for the same period of 2023. This decrease in net sales resulted primarily from 69% decrease in sales volume, while partially offset by 96% increase in average selling price. Our three largest selling product categories for the three months ended June 30, 2024 were sofas, beds and coffee tables, which accounted for approximately 50%, 13% and 10% of sales, respectively. For the three months ended June 30, 2023, the three largest selling categories were jade mats, sofas and beds, which accounted for approximately 45%, 25% and 8% of sales, respectively.

The $1.77 million decrease in net sales for the three months ended June 30, 2024, compared to the same period of 2023, was mainly due to decreased sales to Asia. Sales to Asia decreased by 100% to $0 million for the three months ended June 30, 2024, compared to $1.99 million for the same period of 2023, such decrease mainly due to our liquidation sales of the entire inventory of jade mats by Nova Malaysia for $1.99 million in Malaysia during the three months ended June 30, 2023. However, the decrease in net sales was partially offset by the increase in sales to North America and other countries. Sales to North America increased by $0.20 million to $2.63 million for the three months ended June 30, 2024, from $2.44 million for the same period of 2023, primarily due to more sales order received from our customers in North America. Sales to other countries increased by $23,888 to $57,205 for the three months ended June 30, 2024, from $33,317 for the same period of 2023, primary due to more direct container sales in other countries.

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales decreased by 50% to $1.49 million for the three months ended June 30, 2024, compared to $3.02 million for the same period of 2023. Cost of sales as a percentage of sales decreased to 57% for the three months ended June 30, 2024, compared to 65% for the same period of 2023. The decrease in cost of sales in dollar term was mainly due to decreased net sales. The decrease in cost of sales as a percentage of sales is a result of two factors: (a) the decrease in average purchase cost; and (b) the liquidation sales of the jade mats in Malaysia which came with high cost and low profit margin during the three months ended June 30, 2023.

Gross Profit (Loss)

Gross profit was $1.19 million for the three months ended June 30, 2024, compared to $1.45 million for the same period of 2023, representing a decrease in gross profit of $0.25 million. Our gross profit margin was 44% for the three months ended June 30, 2024, compared to 32% for the same period of 2023. The decrease in gross profit and increase gross profit margin was mainly a result of the liquidation sales of the jade mats in Malaysia which came with a large amount of sales but low profit margin during the three months ended June 30, 2023.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses, and research and development. Operating expenses were $1.69 million for the three months ended June 30, 2024, compared to $1.83 million for the same period of 2023. Selling expenses decreased by 28%, or $0.16 million, to $0.41 million for the three months ended June 30, 2024, from $0.57 million for the same period of 2023, primarily due to decreased marketing and advertising expenses. On the other hand, general and administrative expenses increased by 3%, or $0.04 million, to $1.29 million for the three months ended June 30, 2024, from $1.25 million for the same period of 2023, primarily due to an increase in consulting fees of $0.04 million and stock compensation of $0.16 million, while the increase was partially offset by a decrease in insurance of $0.03 million, rent of $0.02 million, travel of $0.05 million and utilities of $0.02 million. In addition, research and development decreased by 105%, or $0.01 million to ($518) for the three months ended June 30, 2024, from $10,026 for the same period of 2023, primarily due to less research and development expenses incurred during the three months ended June 30, 2024.

Other Expenses, Net

Other expenses, net was $60,949 for the three months ended June 30, 2024, compared to other expenses, net of $157,944 for the same period of 2023, representing a decrease in other expenses of $96,995. The decrease in other expenses was due primarily to a decrease in foreign exchange loss by $125,895 to $2,383 for the three months ended June 30, 2024, from foreign exchange loss of $128,278 for the same period of 2023. The decrease in foreign exchange loss was mainly a result of the appreciation of U.S. dollar against Malaysian Ringgit on acquisition of AI-Calculation engine in U.S. dollars.

Income Tax Expenses

Income tax expenses were $4,876 and $2,400 for the three months ended June 30, 2024 and 2023, respectively due to minimum California state tax incurred in US subsidiaries.

Net Loss

As a result of the foregoing, our net loss was $0.56 million for the three months ended June 30, 2024, compared to $0.54 million for the same period of 2023.

Comparison of Six Months Ended June 30, 2024 and 2023

The following table sets forth the results of our operations for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024		2023
	$	% of Sales	$	% of Sales
Net sales	$5,064,926		$6,336,994
Cost of sales	(2,853,799)	(56)%	(4,228,352)	(67)%
Gross profit	2,211,127	44%	2,108,642	33%
Operating expenses	(4,197,182)	(83)%	(3,670,489)	(58)%
Loss from operations	(1,986,055)	(39)%	(1,561,847)	(25)%
Other expenses, net	(35,314)	(1)%	(196,649)	(3)%
Income tax expenses	(4,876)	0%	(2400)	-%
Net loss	(2,026,245)	(40)%	(1,760,896)	(28)%

Net Sales

Net sales for the six months ended June 30, 2024 were $5.06 million, a decrease of 20% from $6.34 million for the same period of 2023. This decrease in net sales resulted primarily from 52% decrease in sales volume, while partially offset by 65% increase in average selling price. Our three largest selling product categories for the six months ended June 30, 2024 were sofas, beds and chairs, which accounted for approximately 51%, 12% and 8% of sales, respectively. For the six months ended June 30, 2023, the three largest selling categories were jade mats, sofa and beds, which accounted for approximately 31%, 30% and 11% of sales, respectively.

The $1.27 million decrease in net sales for the six months ended June 30, 2024, compared to the same period of 2023, was mainly due to decreased sales to Asia. Sales to Asia decreased by 100% to $0 million for the six months ended June 30, 2024, compared to $1.99 million for the same period of 2023, such decrease mainly due to our liquidation sales of the entire inventory of jade mats by Nova Malaysia for $1.99 million in Malaysia during six months ended June 30, 2023. Also, sales to other countries decreased by $43,349 to $107,868 for the six months ended June 30, 2024, from $151,217 for the same period of 2023, primarily due to less direct container sales in other countries. However, the decrease in net sales in Asia and other countries was partially offset by the increase in sales to North America. Sales to North America increased by $0.76 million to $4.96 million for the six months ended June 30, 2024, from $4.19 million for the same period of 2023, primary due to more sales order received from our customers in North America.

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales decreased by 20% to $2.85 million for the six months ended June 30, 2024, compared to $4.23 million for the same period of 2023. Cost of sales as a percentage of sales decreased to 56% for the six months ended June 30, 2024, compared to 67% for the same period of 2023. The decrease in cost of sales in dollar term was mainly due to decreased net sales. The decrease in cost of sales as a percentage of sales is a result of two factors: (a) the decrease in average purchase cost; and (b) the liquidation sales of the jade mats in Malaysia which came with high cost and low profit margin during the six months ended June 30, 2023.

Gross Profit (Loss)

Gross profit was $2.21 million for the six months ended June 30, 2024, compared to $2.11 million for the same period of 2023, representing an increase in gross profit of $0.10 million. Our gross profit margin was 44% for the six months ended June 30, 2024, compared to 33% for the same period of 2023. The increase in gross profit and gross profit margin was mainly a result of the liquidation sales of the jade mats in Malaysia which came with low profit margin during the six months ended June 30, 2023

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses, and research and development. Operating expenses were $4.20 million for the six months ended June 30, 2024, compared to $3.67 million for the same period of 2023. Selling expenses decreased by 25%, or $0.31 million, to $0.96 million for the six months ended June 30, 2024, from $1.28 million for the same period of 2023, primarily due to decreased marketing and advertising expenses. On the other hand, general and administrative expenses increased by 4%, or $0.10 million, to $2.48 million for the six months ended June 30, 2024, from $2.38 million for the same period of 2023, primarily due to an increase in stock compensation of $0.32 million, while the increase was partially offset by a decrease in payroll of $0.04 million and rent of $0.04 million. In addition, research and development increased by 7300%, or $0.74 million to $0.75 million for the six months ended June 30, 2024, from $10,144 for the same period of 2023, primary due to our spending on AI-Calculation engine which is for integrating with our AI and IT system.

Other Expenses, Net

Other expenses, net was $35,314 for the six months ended June 30, 2024, compared to other expenses, net of $196,649 for the same period of 2023, representing a decrease in other expenses of $161,335. The decrease in other expenses was due primarily to an increase in foreign exchange gain by $204,310 to $70,649 for the six months ended June 30, 2024, from foreign exchange loss of $133,661 for the same period of 2023. The increase in foreign exchange gain in 2024 from foreign exchange in 2023 loss was mainly a result of the appreciation of U.S. dollar against Malaysian Ringgit on acquisition of AI-Calculation engine in U.S. dollars during the six months ended June 30, 2024.

Income Tax Expenses

Income tax expenses were $4,876 and $2,400 for the six months ended June 30, 2024 and 2023, respectively due to minimum California state tax incurred in US subsidiaries.

Net Loss

As a result of the foregoing, our net loss was $2.03 million for the six months ended June 30, 2024, compared to $1.76 million for the same period of 2023.

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

We rely primarily on internally generated cash flow and available working capital to support growth. We may seek additional financing in the form of bank loans or other credit facilities or funds raised through offerings of our equity or debt, if and when we determine such offerings are required. As of June 30, 2024, we do not have any credit facilities. We believe that our current cash and cash equivalents and anticipated cash receipts from sales of products will be sufficient to meet our anticipated working capital requirements and capital expenditures for the next 12 months.

We had working capital deficit of $322,470 at June 30, 2024, a decrease of $382,527 from net working capital of $60,057 at December 31, 2023. The ratio of current assets to current liabilities was 0.92-to-1 at June 30, 2024.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2024 and 2023:

	2024	2023
Cash (used in) provided by:
Operating activities	$(690,415)	$1,429,646
Investing activities	-	(2,468,582)
Financing activities	760,000	-

Net cash used in operating activities was $0.69 million for the six months ended June 30, 2024, an increase in cash outflow by $2.12 million from $1.43 million of cash provided by operating activities for the same period of 2023.

The increase in cash outflow was attributable primarily to (i) a decrease in cash inflow of $2.39 million for inventory to $0.03 million cash inflow for the six months ended June 30, 2024, from $2.42 million cash inflow for the same period of 2023, such decrease in cash inflow being mainly a result of less purchase were made during the six months ended June 30, 2024. (ii) an increase in cash outflow of $1.27 million for other current assets to $0.11 million cash outflow for the six months ended June 30, 2024, from $1.17 million cash inflow for the same period of 2023, such increase in cash outflow being mainly a result of more prepayments to operating expenses during the six months ended June 30, 2024. The increase in operating cash outflow was partially offset by an increase in cash inflow of $0.96 million for accounts receivable to $2,612 cash inflow for the six months ended June 30, 2024, from $0.96 million cash outflow for the same period of 2023, such increase in cash inflow being mainly due to we collected the payments from our customers in timely matter.

Net cash used in investing activities was $0 million for the six months ended June 30, 2024, a decrease in cash outflow of $2.47 million from $2.47 million of cash used in investing activities for the same period of 2023. We incurred cash outflow of $2.47 million from the virtual tour and web augmented reality experience software project during the six months ended June 30, 2023.

Net cash provided by financing activities was $0.76 million for the six months ended June 30, 2024, compared to $0 for the same period of 2023. During the six months ended June 30, 2024, we borrowed $0.36 million from a shareholder and sold 200,000 shares of common stock with the proceeds of $0.40 million for our working capital.

As of June 30, 2024, we had gross accounts receivable of $44,918 of which $21,570 was not yet past due and $23,348 was less than 90 days past due. We had an allowance for expected credit losses of $449. As of August 6, 2024, 77.1% of accounts receivable outstanding as of June 30, 2024 had been collected.

100% of our accounts receivable outstanding at December 31, 2023 had been collected during the six months ended June 30, 2024.

As of June 30, 2024 and December 31, 2023, we had advances to suppliers of $50,793 and $93,740, respectively. These supplier prepayments are made for goods before we actually receive them.

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

As of August 6, 2024, $14,914 or 29% and $93,740 or 100% of our advances to suppliers outstanding at June 30, 2024 and December 31, 2023 had been delivered to us in the form of purchases of furniture.

Other Long-Term Liabilities

As of June 30, 2024, we recorded long-term taxes payable of $0.64 million, consisting of an income tax payable of $0.64 million, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on our post-1986 foreign unremitted earnings, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2024. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

While these derivative actions are purportedly asserted on behalf of the Company, when they are subsequently activated, it is possible that the Company may directly incur attorneys’ fees and costs in advancing the costs of defense for its current directors and officers pursuant to contractual and legal indemnity obligations. Plaintiffs also seek to require corporate governance changes. The Company believes there is no basis to the derivative complaints and they will be vigorously defended if necessary.

Other than the above, the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5. Other Information

Insider Trading Arrangements

During the quarterly period covered by this report, none of the Company’s directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

NOVA LIFESTYLE, INC.
(Registrant)

Date: August 14, 2024	By:	/s/ Thanh H. Lam
Thanh H. Lam Chairperson and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024		/s/ Jeffery Chuang
Jeffery Chuang Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

