Form 10-Q
period 2024-09-30
Nova Lifestyle, Inc.
filed 2024-11-14
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,210,706 shares of common stock outstanding as of November 11, 2024.

Nova LifeStyle, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF September 30, 2024 (UNAUDITED) AND DECEMBER 31, 2023

	September 30, 2024	December 31, 2023

Assets

Current Assets
Cash and cash equivalents	$162,285	$369,137
Accounts receivable, net	126,800	46,998
Advance to suppliers	132,678	93,740
Inventories	2,444,874	2,213,311
Prepaid expenses	257,083	984,934
Other receivables	-	41,265

Total Current Assets	3,123,720	3,749,385

Noncurrent Assets
Plant, property and equipment, net	270,233	287,673
Operating lease right-of-use assets, net	1,368,106	1,904,349
Intangible assets, net	4,450	8,473
Lease deposit	73,029	69,992
Goodwill	218,606	218,606

Total Noncurrent Assets	1,934,424	2,489,093

Total Assets	$5,058,144	$6,238,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF September 30, 2024 (UNAUDITED) AND DECEMBER 31, 2023

	September 30, 2024	December 31, 2023

Liabilities and Stockholders’ (Deficit) Equity

Current Liabilities
Accounts payable	$460,682	$430,045
Operating lease liability, current	664,633	701,985
Advance from customers	518,322	306,532
Loan from shareholder	376,602	-
Accrued liabilities and other payables	1,149,435	1,100,661
Income tax payable	1,232,499	1,150,105

Total Current Liabilities	4,402,173	3,689,328

Noncurrent Liabilities
Other Loan	144,958	147,428
Operating lease liability, non-current	763,810	1,262,256
Income tax payable	643,112	643,112

Total Noncurrent Liabilities	1,551,880	2,052,796

Total Liabilities	5,954,053	5,742,124

Contingencies and Commitments

Stockholders’ (Deficit) Equity
Common stock, $0.001 par value; 250,000,000 shares authorized, 3,765,777 and 1,917,706 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	3,766	1,918
Additional paid-in capital	47,647,023	44,402,821
Accumulated other comprehensive income	375,421	521,425
Accumulated deficits	(48,922,119)	(44,429,810)

Total Stockholders’ (Deficit) Equity	(895,909)	496,354

Total Liabilities and Stockholders’ (Deficit) Equity	$5,058,144	$6,238,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE NINE MONTHS AND THREE MONTHS ENDED September 30, 2024 AND 2023 (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023

Net Sales	$7,680,733	$8,813,128	$2,615,807	$2,476,134

Cost of Sales	4,290,351	5,639,925	1,436,552	1,411,573

Gross Profit	3,390,382	3,173,203	1,179,255	1,064,561

Operating Expenses
Selling expenses	1,380,585	1,871,696	415,903	592,089
General and administrative expenses	4,430,790	3,904,147	1,948,988	1,523,409
Research and development	1,971,929	10,144	1,221,231	—

Total Operating Expenses	7,783,304	5,785,987 #	3,586,122	2,115,498

Loss From Operations	(4,392,922)	(2,612,784)	(2,406,867)	(1,050,937)

Other Expenses
Non-operating income	2,944	18,208	201	316
Foreign exchange transaction income (loss)	70,575	(177,399)	(74)	(43,738)
Interest expense, net	(21,360)	(4,589)	(8,792)	(1,358)
Financial expense	(146,459)	(123,190)	(50,321)	(45,541)

Total Other Expenses, Net	(94,300)	(286,970)	(58,986)	(90,321)

Loss Before Income Taxes	(4,487,222)	(2,899,754)	(2,465,853)	(1,141,258)

Income Tax Expense	(5,087)	(149,771)	(211)	(147,371)

Net Loss	(4,492,309)	(3,049,525)	(2,466,064)	(1,288,629)

Other Comprehensive Loss
Foreign currency translation	(146,004)	95,420	(63,404)	194,710

Net Loss and Comprehensive Loss	(4,638,313)	(2,954,105)	(2,529,468)	(1,093,919)

Weighted average shares outstanding - Basic and Diluted	2,743,021	1,484,358	3,446,032	1,547,423

Net loss per share of common stock
Basic and Diluted	$(1.64)	$(2.05)	$(0.72)	$(0.83)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED September 30, 2024 AND 2023 (UNAUDITED)

Three Months Ended September 30, 2024

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits	(Deficit) Equity

Balance as at beginning of period	2,672,427	$2,672	$46,062,766	$438,825	$(46,456,055)	$48,208

Stock issued to employees	1,500	2	3,224	-	-	3,226

Stock issued to consultants	87,500	88	140,037	-	-	140,125

Stock issued to designer	19,350	19	29,981	-	-	30,000

Acquisition of Nova Living DesignXperience	400,000	400	659,600	-	-	660,000

Acquisition of Payment IT System	460,000	460	551,540	-	-	552,000

Stock issued to an investor	125,000	125	199,875	-	-	200,000

Foreign currency translation loss	-	-	-	(63,404)	-	(63,404)

Net loss	-	-	-	-	(2,466,064)	(2,466,064)

Balance as at end of period	3,765,777	$3,766	$47,647,023	$375,421	$(48,922,119)	$(895,909)

Three Months Ended September 30, 2023

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits	(Deficit) Equity

Balance as at beginning of period	1,465,090	$1,470	$43,332,158	$(22,048)	$(38,467,449)	$4,844,131

Stock issued to employees	300		885	-	-	885

Stock issued to consultants	77,500	77	165,924	-	-	166,001

Stock issued to designer	12,690	11	29,989	-	-	30,000

Foreign currency translation loss	-	-	-	194,710	-	194,710

Net loss	-	-	-	-	(1,288,629)	(1,288,629)

Balance as at end of period	1,555,580	$1,558	$43,528,956	$172,662	$(39,756,078)	$3,947,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

Nine Months Ended September 30, 2024

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits	(Deficit) Equity

Balance as at beginning of period	1,917,706	$1,918	$44,402,821	$521,425	$(44,429,810)	$496,354

Stock issued to employees	4,500	5	9,670	-	-	9,675

Stock issued to consultants	312,500	312	584,063	-	-	584,375

Stock issued to designer	46,071	46	89,954	-	-	90,000

Acquisition of AI-Calculation Engine	300,000	300	749,700	-	-	750,000

Acquisition of Nova Living DesignXperience	400,000	400	659,600	-	-	660,000

Acquisition of Payment IT System	460,000	460	551,540	-	-	552,000

Stock issued to an investor	325,000	325	599,675	-	-	600,000

Foreign currency translation loss	-	-	-	(146,004)	-	(146,004)

Net loss	-	-	-	-	(4,492,309)	(4,492,309)

Balance as at end of period	3,765,777	$3,766	$47,647,023	$375,421	$(48,922,119)	$(895,909)

Nine Months Ended September 30, 2023

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits	(Deficit) Equity

Balance as at beginning of period	1,423,836	$1,440	$43,239,701	$77,242	$(36,706,553)	$6,611,830

Stock issued to employees	900	1	1,770	-	-	1,771

Stock issued to consultants	87,500	75	198,811	-	-	198,886

Stock issued to designer	32,365	32	88,674	-	-	88,706

Fractional shares due to 1:5 stock split	10,979	10	-	-	-	10

Foreign currency translation loss	-	-	-	95,420	-	95,420

Net loss	-	-	-	-	(3,049,525)	(3,049,525)

Balance as at end of period	1,555,580	$1,558	$43,528,956	$172,662	$(39,756,078)	$3,947,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

	Nine Months Ended September 30,
	2024	2023

Cash Flows From Operating Activities
Net loss	$(4,492,309)	$(3,049,525)

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	44,512	207,073
Amortization of operating lease right-of-use assets	534,710	571,534
Write down of inventories	41,635	132,329
Stock based compensation expense	622,930	290,655
Research and development	1,962,000	-
Changes in bad debt allowance	749	(2,222)
Changes in operating assets and liabilities:
Accounts receivable	(80,551)	222,189
Advance to suppliers	(38,938)	(54,010)
Inventories	(273,198)	2,857,461
Other current assets	895,015	680,545
Operating lease liabilities	(534,266)	(560,171)
Accounts payable	30,637	166,968
Advance from customers	185,403	44,332
Accrued liabilities and other payables	(26,659)	(47,061)
Taxes payable	-	60,050

Net Cash (Used in) Provided by Operating Activities	(1,128,330)	1,520,147

Cash Flows From Investing Activity
Purchase of intangible assets	-	(2,437,727)

Net Cash Used in Investing Activity	-	(2,437,727)

Cash Flows From Financing Activities
Proceed from loan from a shareholder	360,000	-
Proceed from issuing common stocks	600,000	-

Net Cash Provided by Financing Activities	960,000	-

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$(38,522)	$292,422

Net Decrease in Cash and Cash Equivalents	(206,852)	(625,158)

Cash and Cash Equivalents, Beginning of Period	369,137	1,374,167

Cash and Cash Equivalents, Ending of Period	$162,285	$749,009

Supplemental Disclosure of Cash Flow Information

Cash paid during period for:
Income tax payments	$5,087	$202,288
Interest expense	$4,860	$4,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis and following GAAP in the U.S. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company incurred a net loss of $4.49 million and $3.05 million for the nine months ended September 30, 2024 and 2023, respectively; and $2.47 million and $1.29 million for the three months ended September 30, 2024 and 2023, respectively. The working capital deficit was $1.28 million as of September 30, 2024, a decrease of $1.34 million from net working capital of $60,057 as of December 31, 2023. The accumulated deficit of the Company was $48.92 million and $44.43 million as of September 30, 2024 and December 31, 2023. Net cash balance decreased to $0.16 million for the nine months ended September 30, 2024 from $0.37 million for the year ended December 31, 2023. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern.

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

The interim unaudited condensed consolidated financial statements as of September 30, 2024 and for the nine and three-month periods ended September 30, 2024 and 2023 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim unaudited condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, previously filed with the SEC on April 15, 2024.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim unaudited condensed consolidated financial position as of September 30, 2024, its interim unaudited condensed consolidated results of operations and cash flows for the nine and three-month periods ended September 30, 2024 and 2023, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Use of Estimates

In preparing unaudited condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the unaudited condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to, revenue recognition, the allowance for expected credit losses, valuation of inventories, the valuation of stock-based compensation, income taxes and unrecognized tax benefits, valuation allowance for deferred tax liabilities, assumptions used in assessing impairment of long-lived assets and goodwill, and loss contingencies. Actual results could differ from those estimates.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the single step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the single step goodwill impairment test for the Diamond Bar reporting unit. Accordingly, as of September 30, 2024 and December 31, 2023, the Company concluded there was no impairment of goodwill of Diamond Bar.

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

The Company’s cash is maintained at financial institutions in the United States of America. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”)’s federally insured limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. As of September 30, 2024 and December 31, 2023, cash balances held in the banks, exceeding the standard insurance amount, are $0 and $0, respectively. The Company has not experienced any losses in accounts held in these financial institutions and believes it is not exposed to any risks on its cash held in these financial institutions.

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

Accounts receivable consisted of the following as of the date indicated:

	September 30, 2024	December 31, 2023

Accounts receivable	$128,081	$47,530
Less: allowance for credit losses	(1,281)	(532)
Total accounts receivable, net	$126,800	$46,998

The expected credit losses (reversal) provision for the nine months ended September 30, 2024 and 2023 was $749 and ($2,222), respectively; $832 and ($2,026) for the three months ended September 30, 2024 and 2023, respectively.

Advances to Suppliers

Advances to suppliers represent amounts paid to suppliers in advance for goods that are yet to be delivered and from which future economic benefits are expected to flow to the Company within the normal operating cycle. Based on its historical record and in normal circumstances, the Company receives goods within 4 to 6 months from the date the advance payment is made. During the nine months ended September 30, 2024 and December 31, 2023, no provision was made on advances to suppliers.

Inventories

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the nine months ended September 30, 2024 and 2023, the Company wrote down (reversal) $41,635 and $132,329 of slow-moving inventory, respectively and ($2,618) and $23,544 for the three months ended September 30, 2024 and 2023, respectively. The inventory write-down is included in “Cost of Sales” in the unaudited condensed consolidated statements of loss and comprehensive loss.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the nine months ended September 30, 2024 and December 31, 2023.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. During 2023, the Company has been developing Virtual and Augmented reality software and AI system for potential consulting business. In addition, during the nine months ended September 30, 2024, the Company acquired IT systems for AI-Calculation Engine, Nova Living DesignXperience System and Payment IT System which were integrated into our current IT system (see Note 11). The entire system is far from complete as it requires to integrate with other components in order to be functional. It is still in development stage and not in operation. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expenses were $1.97 million and $10,144 for the nine months ended September 30, 2024 and 2023, respectively; and $1.22 million and $0 for the three months ended September 30, 2024 and 2023, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax expense for the nine months ended September 30, 2024 and 2023 are $5,087 and $149,771, respectively; and $211 and $147,371 for the three months ended September 30, 2024 and 2023, respectively, are primarily related to quarter-to-date income generated from domestic and foreign operation.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the nine months ended September 30, 2024, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

As of September 30, 2024 and December 31, 2023, the accumulated undistributed loss generated by its foreign subsidiaries were approximately $25.4 million and $25.4 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of September 30, 2024 and 2023, unrecognized tax benefits were approximately $0. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $0 as of September 30, 2024 and 2023.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the nine months ended September 30, 2024 and 2023, is as follows:

	Gross UTB
	2024	2023

Balance – January 1 and September 30	$-	$-

As of September 30, 2024 and December 31, 2023, the Company had cumulatively accrued approximately $0 for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled $0 and $0 for the nine and three months ended September 30, 2024 and 2023, respectively, related to the Company’s continuing operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

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

The Company’s sales policy allows for product returns within the warranty period if the product is defective and the defects are the Company’s fault. As alternatives to the product return option, the customers have the option of requesting a discount from the Company for products with quality issues or of receiving replacement parts from the Company at no cost. The amount for product returns, the discount provided to the Company’s customers, and the costs for replacement parts were immaterial for the nine and three months ended September 30, 2024 and 2023.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the nine months ended September 30, 2024 and 2023, shipping and handling costs were $1,593 and ($3,233), respectively; and $78 and ($2,678) for the three months ended September 30, 2024 and 2023, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense was $272,199 and $842,662 for the nine months ended September 30, 2024 and 2023, respectively; and $16,324 and $223,197 for the three months ended September 30, 2024 and 2023, respectively.

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

The following table presents a reconciliation of basic and diluted loss per share for the nine and three months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023

Net loss	$(4,492,309)	$(3,049,525)	(2,466,064)	(1,288,629)

Weighted average shares outstanding – Basic and Diluted *	2,743,021	1,484,358	3,446,032	1,547,423

Net loss per share of common stock
Basic and Diluted	$(1.64)	$(2.05)	(0.72)	(0.83)

*	Including 0 shares that were granted and vested but not yet issued for the nine and three months ended September 30, 2024 and 2023, respectively.

For the nine and three months ended September 30, 2024, 1,500 shares of unvested restricted stock, vested stock options to purchase 12,000 shares of the Company’s common stock, and 245,192 shares exercisable under warrants were excluded from the EPS calculation, as their effect were anti-dilutive.

For the nine and three months ended September 30, 2023, 600 shares of unvested restricted stock, vested stock options to purchase 25,400 shares of common stock of the Company, and 245,192 shares exercisable under warrants were excluded from the EPS calculation, as their effects were anti-dilutive.

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

The following table sets forth information as to the Company’s customers that accounted for 10% or more of the Company’s sales and accounts receivable for the nine and three months ended September 30, 2024 and 2023.

Nine Months Ended September 30, 2024		Three Months Ended September 30, 2024		As of September 30, 2024
Customer	Percentage of Total Sales	Customer	Percentage of Total Sales	Percentage of accounts receivable
A	2%	A	2%	7%
B	-%	B	-%	-%
C	-%	C	-%	-%
D	-%	D	-%	-%
E	2%	E	3%	59%
F	-%	F	-%	10%

Nine Months Ended September 30, 2023		Three Months Ended September 30, 2023		As of September 30, 2023
Customer	Percentage of Total Sales	Customer	Percentage of Total Sales	Percentage of accounts receivable
A	2%	A	2%	-%
B	1%	B	1%	-%
C	23%	C	-%	-%
D	-%	D	1%	36%
E	-%	E	-%	-%
F	-%	F	-%	-%

No customer accounted for 10% more of the Company’s sales and one customer accounted for 23% of the Company’s sales for the nine months ended September 30, 2024 and 2023, respectively; and no customer accounted for 10% more of the Company’s sales for the three months ended September 30, 2024 and 2023, respectively.

Accounts receivable to the major vendor were $97,512 and $24,928 as of September 30, 2024 and September 30, 2023, respectively.

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases, accounts payable and advance to suppliers for the nine and three months ended September 30, 2024 and 2023.

Nine Months Ended September 30, 2024		Three Months Ended September 30, 2024		As of September 30, 2024	As of September 30. 2024
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases	Balance of Accounts Payable	Balance of Advance to Supplier
A	8%	A	6%	$83,543	-
B	7%	B	4%	-	23,924
C	16%	C	21%	151,609	-
D	6%	D	5%	58,781	-
E	-%	E	-%	-	46,652

Nine Months Ended September 30, 2023		Three Months Ended September 30, 2023		As of September 30, 2023	As of September 30. 2023
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases	Balance of Accounts Payable	Balance of Advance to Supplier
A	7%	A	7%	$-	-
B	-%	B	-%	$-	-
C	15%	C	15%	-	-
D	19%	D	13%	-	-
E	3%	E	6%	-	-

The Company purchased its products from one major vendor, accounting for 16% and 21% during the nine and three months ended September 30, 2024, respectively. The Company purchased its products from two major vendors during the nine and three months ended September 30, 2023, respectively, accounting for a total of 34% (19% and 15%) and 28% (15% and 13%), respectively.

Advances made to these major vendors were $70,576 and $0 as of September 30, 2024 and 2023, respectively. Accounts payable to these major vendors were $293,933 and $0 as of September 30, 2024 and September 30, 2023, respectively.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2024	RM 4.12 to 1
December 31, 2023	RM 4.59 to 1

Income Statement and cash flow items
For the nine months ended September 30, 2024	RM 4.63 to 1
For the nine months ended September 30, 2023	RM 4.51 to 1

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

The Company recognized no impairment of ROU assets as of September 30, 2024 and December 31, 2023.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the condensed consolidated balance sheets at September 30, 2024 and December 31, 2023.

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

Note 3 - Inventories

The inventories as of September 30, 2024 and December 31, 2023 totaled $2,444,874 and $2,213,311, respectively, and consisted entirely of finished goods.

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the nine months ended September 30, 2024 and 2023, the Company wrote-down (reversal) $41,635 and $132,329 of slow-moving inventory, respectively; and ($2,618) and $23,544 of slow-moving inventory for the three months ended September 30, 2024 and 2023, respectively. The inventory write-down is included in “Cost of Sales” in the unaudited condensed consolidated statements of loss and comprehensive loss.

Note 4 - Plant, Property and Equipment, Net

As of September 30, 2024 and December 31, 2023, plant, property and equipment consisted of the following:

	September 30, 2024	December 31, 2023
Computer and office equipment	$262,131	$255,352
Decoration and renovation	416,369	378,237
	678,500	633,589
Less: accumulated depreciation	(408,267)	(345,916)
	$270,233	$287,673

Depreciation expense was $40,489 and $53,641 for the nine months ended September 30, 2024 and 2023, respectively; and $13,480 and $17,383 for the three months ended September 30, 2024 and 2023, respectively.

For nine months ended September 30, 2024 and 2023, the Company disposed of $0 of office equipment and decoration and renovation, respectively.

Note 5 – Intangible Assets

As of September 30, 2024 and December 31, 2023, intangible assets consisted of the following:

	September 30, 2024	December 31, 2023
Accounting software	$26,800	$26,800
Less: accumulated amortization	(22,350)	(18,327)
	$4,450	$8,473

Amortization expense was $4,023 and $4,023 for the nine months ended September 30, 2024 and 2023, respectively and $1,341 and $1,341 for the three months ended September 30, 2024 and 2023, respectively.

Note 6 – Advances to Suppliers

The Company makes advances to certain vendors for inventory purchases. The advances on inventory purchases were $132,678 and $93,740 as of September 30, 2024 and December 31, 2023, respectively. No impairment charges were made on advances to suppliers for the nine months ended September 30, 2024 and the twelve months ended December 31, 2023.

Note 7 – Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Prepaid expenses	$257,083	$984,934
Other receivables	-	41,265
	$257,083	$1,026,199

As of September 30, 2024 and December 31, 2023, prepaid expenses and other receivables mainly represented prepaid insurance, prepaid rent, refund receivable from suppliers, prepaid advertising expense, and Celero and Cardknox account balances.

Note 8 – Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Other payables	$831,354	$139,722
Salary payable	6,804	7,511
Marketing	20,000	-
Financed insurance premiums	107,016	69,337
Auditing fee	6,055	125,000
Freight	65,628	-
Warranty liability	23,349	27,545
Accrued commission	66,240	58,669
Accrued expenses, others	22,989	672,877
	$1,149,435	$1,100,661

As of September 30, 2024 and December 31, 2023, other accrued expenses mainly included legal and professional fees, utilities and unpaid operating expenses incurred in Malaysia. Other payables represented balance on credit card, other taxes payable, 401(k) payable and payable for marketing, shipping, and showroom.

Note 9 – Other Loans

On June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. The Loan, which was in the form of a promissory note dated June 19, 2020, matures on June 19, 2050 and bears interest at a rate of 3.75% per annum, payable monthly beginning 12 months from the date of the promissory note. Funds from the Loan may only be used for working capital. The loan was secured by all tangible and intangible property of Diamond Bar and has accumulated interest of $4,109 and $4,184 for the nine months ended September 30, 2024 and 2023, respectively; and $1,372 and $1,403 for the three months ended September 30, 2024 and 2023, respectively.

Note 10 – Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s President who is currently also the Chief Executive Officer and Chairperson of the Board. The lease is renewable and has been renewed each year since 2011. On April 10, 2024, the Company renewed the lease for an additional one year term at a cost of $41,000. During the nine months ended September 30, 2024 and 2023, the Company recorded rental amounts of $29,140 and $25,921, respectively; and $10,250 and $8,640 for the three months ended September 30, 2024 and 2023, respectively, which were included in selling expenses.

On January 4, 2018, the Company entered into a sales representative agreement with a consulting firm, which is owned by the President, Chief Executive Officer and Chairperson of the Board, for sales representative service for a term of two years. On January 4, 2020, the Company renewed the agreement for an additional two years which was amended in July 2020. If not terminated during the first year, the agreement will continue until one party or the other terminates the agreement with 30 days written notice. The Company agreed to compensate the consulting firm via commission at predetermined rates of the relevant sales amount. During the nine months ended September 30, 2024 and 2023, the Company recorded $249,960 and $267,880; and $96,917 and $115,969 for the three months ended September 30, 2024 and 2023 as commission expense to this consulting firm, respectively.

In February 2024, the Company entered into a loan agreement in the aggregate amount of $200,000 with a shareholder of the Company. The loan was in the form of a promissory note dated on February 21, 2024, matures on February 20, 2025, and bears interest at a rate of 8.5% per annum. The proceed of the loan is used for working capital. During the nine and three months ended September 30, 2024, the Company accrued $10,509 and $4,368 as interest expense, respectively.

On April 11, 2024, the Company entered into a loan agreement in the aggregate amount of $160,000 with a shareholder of the Company. The loan was in the form of a promissory note dated on April 11, 2024, matures on April 10, 2025, and bears interest at a rate of 8.5% per annum. The proceed of the loan is used for working capital. During the nine and three months ended September 30, 2024, the Company accrued $6,093 and $3,075 as interest expense, respectively.

Note 11 – Stockholders’ Equity

On May 28, 2021, the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) at its annual shareholders’ meeting. The 2021 Plan was approved by the Board of Directors of the Company on April 12, 2021 and has a total of 600,000 shares of the Company’s common stock which may be granted as stock reward to attract and retain personnel, provide additional incentives to employees, directors and consultants and promote the success of the Company’s business. On June 16, 2021, the Company filed Form S-8 to register the 600,000 shares of the Company’s common stock under the 2021 Plan.

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

On May 31, 2024, the Company’s stockholders approved the Company’s 2024 Equity Incentive Plan (the “2024 Plan”) at its annual shareholders’ meeting. The 2024 Plan was approved by the Board of Directors of the Company on April 19, 2024 and has a total of 3,000,000 shares of the Company’s common stock which may be granted as stock reward to attract and retain personnel, provide additional incentives to employees, directors and consultants and promote the success of the Company’s business.

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

The Company and Nova Samoa have entered into orders to purchase inventories in total amount of $4,650,000, which will be paid in 3,321,429 shares (“Transaction”) of common stock of the Company at US$1.40 per share, as disclosed in the Form 8-K filed by the Company with SEC on October 11, 2024 (the “Form 8-K”). The Company believes it has regained compliance with the stockholders’ equity requirement based upon the Transaction.

Based on the Form 8-K, staff of NASDAQ (“Staff”) has determined that the Company complies with the Listing Rule 5550(b)(1). However, as noted in its letter dated, June 27, 2024, if the Company fails to evidence compliance upon filing its next periodic report covering the period of the Transaction, it may be subject to delisting. At that time, Staff will provide written notification to the Company, which may then appeal Staff’s determination to a Hearings Panel.

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

On July 30, 2024, the Company entered into a Securities Purchase Agreement with the same investor to sell 125,000 shares of the Company’s common stock at a purchase price of $1.60 per share for an aggregate price of $200,000 (the “Private Placement”). The Private Placement will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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

Warrants

The following is a summary of the warrant activity for the nine months ended September 30, 2024:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2024	245,192	$17.50	3.02
Exercisable at January 1, 2024	245,192	$17.50	3.02
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at September 30, 2024	245,192	$17.50	2.27
Exercisable at September 30, 2024	245,192	$17.50	2.27

Shares Issued to Consultants

On January 28, 2022, the Company entered into an advisory service agreement with a designer for advising furniture design concept and development effective on February 1, 2022 for twelve months. The Company shall pay the designer $10,000 per month starting from February 1, 2022 for twelve months, in the form of the Company’s Common Stock, calculated based on the closing stock price on the first trading day of the corresponding month. The shares were issued pursuant to the 2021 Plan. During the nine and three months ended September 30, 2023, the Company issued 4,748 shares to the designer and charged $10,000 and $0, respectively to operations as designer fee.

On July 1, 2022, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on July 1, 2022 for a one-year term. The Company agreed to grant the consultant 10,000 shares of the Company’s common stock, vesting 25% on July 1, 2022, 25% on October 1, 2022, 25% on January 1, 2023 and 25% on April 1, 2023. The fair value of the 10,000 shares was $36,000, which was calculated based on the stock price of $3.60 per share on July 1, 2022 and has been amortized over the service term. The shares were issued pursuant to the 2021 Plan. During the nine and three months ended September 30, 2023, the Company charged $18,000 and $0 to operations as consulting expenses, respectively.

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

On January 28, 2023, the Company entered into an advisory service agreement with a designer for advising furniture design concept and development effective on February 1, 2023 for twelve months. The Company shall pay the designer $10,000 per month starting from February 1, 2023 for twelve months, in the form of the Company’s Common Stock, calculated based on the closing stock price on the first trading day of the corresponding month. The shares were issued pursuant to the 2021 Plan. During the nine months ended September 30, 2024 and 2023, the Company issued 528 and 9,432 shares to the designer and charged $10,000 and $80,000 to operations as designer fee, respectively. During the three months ended September 30, 2024 and 2023, the company issued 0 and 2,358 shares to the designer and charged $0 and $30,000 to operations as designer fee, respectively

On July 3, 2023, the Company entered into an IT consulting service agreement with three consultants for analyzing the Company’s IT infrastructure and system effective on July 3, 2023 for twelve months. The Company agreed to grant the consultant 300,000 shares of the Company’s common stock, vesting 25% on July 3, 2023, 25% on October 3, 2023, 25% on January 3, 2024 and 25% on April 3, 2024. The fair value of the 300,000 shares was $636,000, which was calculated based on the stock price of $2.12 per share on July 3, 2023. The shares were issued pursuant to the 2021 Plan. During the nine and three months ended September 30, 2024, the Company charged $318,000 and $0 to operations as consulting expenses, respectively.

On November 9, 2023, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2023 for a one-year term. The Company agreed to grant the consultant 50,000 shares of the Company’s common stock, vesting 25% on February 15, 2024, 25% on May 15, 2024, 25% on August 15, 2024 and 25% on November 15, 2024. The fair value of the 50,000 shares was $117,500, which was calculated based on the stock price of $2.35 per share on November 16, 2023. The shares were granted pursuant to the 2021 Plan. During the nine and three months ended September 30, 2024, the Company charged $88,125 and $29,375 to operations as consulting expenses, respectively.

On November 16, 2023, Nova Malaysia entered into an agreement with an IT consulting firm to acquire an Artificial Intelligent powered IT System for $675,000. The Company agreed to issue 270,000 shares of common stocks at the price of $2.50 per share which was in equivalent to $675,000 (3,161,970 in Malaysia Ringgit on November 16, 2023) to the IT consulting firm. Artificial Intelligent IT System is just a part of the ultimate software product. The ultimate software is still in developing stage and not feasible to be functional. During the nine and three months ended September 30, 2023, the Company recorded $0 as research and development expense.

On January 23, 2024, Nova Malaysia entered into a purchase agreement with an IT consulting firm to acquire an AI-Calculation Engine System, which includes Commission Management Calculation Module, Compiled and Encrypted Calculation Engine, Membership Module, Sales Module and Maintenance and Support, etc. for $750,000. The Company agreed to issue 300,000 shares of common stocks at the price of $2.50 per share which was in equivalent to $750,000 (3,544,875 in Malaysia Ringgit on January 23, 2024) to the IT consulting firm. AI-Calculation Engine System is just a part of the ultimate software product. The ultimate software is still in developing stage and not feasible to be functional. During the nine and three months ended September 30, 2024, the Company recorded $750,000 and $0 as research and development expense, respectively.

On January 28, 2024, the Company entered into an advisory service agreement with a designer for advising furniture design concept and development effective on February 1, 2024 for twelve months. The Company shall pay the designer $10,000 per month starting from February 1, 2024 for twelve months, in the form of the Company’s Common Stock, calculated based on the closing stock price on the first trading day of the corresponding month. The shares were granted pursuant to the 2021 Plan. During the nine and three months ended September 30, 2024, the Company issued 43,426 and 19,350 shares to the designer and charged $80,000 and $30,000 to operations as designer fee, respectively. On September 30, 2024, the Company entered into an agreement to terminate the service with the designer.

On March 1, 2024, Nova Malaysia entered into a consulting agreement with a consultant for IT system related maintenance and services effective on March 1, 2024 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, vesting 25% on March 1, 2024, 25% on June 1, 2024, 25% on September 1, 2024 and 25% on December 1, 2024. The fair value of the 100,000 shares was $163,000, which was calculated based on the stock price of $1.63 per share on March 1, 2024. The shares were granted pursuant to the 2023 Omnibus Long-Term Incentive Plan. During the nine and three months ended September 30, 2024, the Company charged $95,344 and $40,750 to operations as consulting fee, respectively.

On July 5, 2024, the Nova Malaysia entered into a Sale and Purchase Agreement with an IT consulting firm to acquire a Nova Living DesignXperience System for $660,000. The Company agreed to issue 400,000 shares of common stocks at the price of $1.65 per share which was in equivalent to $660,000 (3,106,620 in Malaysia Ringgit on July 5, 2024) to the IT consulting firm. The Nova Living DesignXperience System includes Virtual Interior Design Consultation, Furniture Recommendation Generation, Realistic Rendering of Virtual Products, Testing and Quality Assurance, Documentation and Support and Deployment and Maintenance. During the nine and three months ended September 30, 2023, the Company recorded $660,000 as research and development expense.

On August 7, 2024, the Company entered into a Sale and Purchase Agreement with an IT consulting firm to acquire a Payment IT System for $552,000. The Company agreed to issue 460,000 shares of common stocks at the price of $1.20 per share which was in equivalent to $552,000 (2,481,240 in Malaysia Ringgit on August 7, 2024) to the IT consulting firm. The Payment IT System includes User Registration and Management, Payment Processing, Security and Compliance, Integration and APIs, Merchant Tools, Transaction Management, Reporting and Analytics and Notification System. During the nine and three months ended September 30, 2023, the Company recorded $552,000 as research and development expense.

On September 3, 2024, Nova Malaysia entered into a consulting agreement with a consultant for IT system related maintenance and services effective on September 1, 2024 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, vesting 25% on September 3, 2024, 25% on December 3, 2024, 25% on March 3, 2024 and 25% on June 3, 2024. The fair value of the 100,000 shares was $142,000, which was calculated based on the stock price of $1.42 per share on September 3, 2024. The shares were granted pursuant to the 2023 Omnibus Long-Term Incentive Plan. During the nine and three months ended September 30, 2024, the Company charged $10,893 to operations as consulting fee, respectively.

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

Shares Issued to Employees

On November 11, 2022, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2022. The Company agreed to grant an award of 1,200 restricted Stock Units to the officer pursuant to the Company’s 2021 Omnibus Equity Plan. The fair value of these shares was $3,540, which was calculated based on the stock price of $2.95 per share on November 11, 2022, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 11, 2022, 25% on March 31, 2023, 25% on June 30, 2023 and 25% on September 30, 2023. During the nine and three months ended September 30, 2023, the Company record $2,655 and $885 to operations as stock compensation expense.

On November 9, 2023, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2023. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2021 Omnibus Equity Plan. The fair value of these shares was $12,900, which was calculated based on the stock price of $2.15 per share on November 9, 2023, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 9, 2023, 25% on March 31, 2024, 25% on June 30, 2024 and 25% on September 30, 2024. During the nine and three months ended September 30, 2024, the Company record $9,675 and $3,225 to operations as stock compensation expense, respectively.

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

As of September 30, 2024, unrecognized share-based compensation expense was $286,350.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2024	13,400	$14.55	0.82
Exercisable at January 1, 2024	13,400	14.55	0.82

Granted	-	-	-
Exercised	-	-	-
Forfeited	1,400	19.25	-
Outstanding at September 30, 2024	12,000	14.00	0.09
Exercisable at September 30, 2024	12,000	14.00	0.09

(1)	The intrinsic value of the stock options at September 30, 2024 is the amount by which the market value of the Company’s common stock of $1.53 as of September 30, 2024 exceeds the average exercise price of the option. As of September 30, 2024, the intrinsic value of the outstanding and exercisable stock options was $0.

Note 12 – Geographical Analysis

Geographical distribution of sales consisted of the following for the nine and three months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Three Months ended September 30,
	2024	2023	2024	2023
Geographical Areas
North America	$7,508,657	$6,622,335	$2,551,599	$2,430,230
Asia	-	2,004,698	-	11,026
Other countries	172,076	186,095	64,208	34,878
	$7,680,733	$8,813,128	$2,615,807	$2,476,134

Geographical location of identifiable long-lived assets as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Geographical Areas
North America	$1,442,075	$1,873,623
Asia	269,294	318,398
	$1,711,369	$2,192,021

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

On August 20, 2020, Nova Malaysia entered into a sublease agreement for an office and service center with a two-year term, commencing on September 1, 2020 and expiring on August 31, 2022. On July 29, 2022, Nova Malaysia extended the lease for another two years with an expiration date of August 31, 2024. The monthly rental payment is 30,000 Malaysia Ringgit ($6,348). Nova Malaysia did not extend the lease after August 31, 2024.

Operating lease expense for the nine months ended September 30, 2024 and 2023 was as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023

Operating lease cost – straight line	$578,259	$636,569	189,429	197,588

The following is a schedule, by years, of maturities of operating lease liabilities as of September 30, 2024:

Operating Leases
2024	$176,725
2025	701,142
2026	598,820
Thereafter	-
Total undiscounted cash flows	1,476,687
Less: imputed interest	(48,244)
Present value of lease liabilities	1,428,443

Lease Term and Discount Rate

September 30, 2024
Weighted-average remaining lease term – years
Operating leases – USA	2.08
Operating leases – Malaysia	0.17

Weighted-average discount rate (%)
Operating leases – USA	3.36%
Operating leases – Malaysia	2.78%

Supplemental cash flow information related to leases where the Company was the lessee for the nine months ended September 30, 2024 and 2023 was as follows:

	2024	2023

Operating cash outflows from operating leases	$577,847	$618,083

Note 14 – Commitments and Contingencies

Legal Proceedings

On March 8, 2019, Jie Yuan (the “Jie Action”) filed a putative shareholder derivative lawsuit in the United States District Court for the Central District of California, purportedly on behalf of the Company against its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) and directors (Charlie Huy La, Bin Liu, Umesh Patel, and Min Su) and vice president (Steven Qiang Liu) (collectively, the “Defendants”). In this action, the putative derivative plaintiffs seek to recover any losses the Company sustains as a result of alleged securities violations that were alleged in the matter of Barney v. Nova Lifestyle, Inc., United States District Court for the Central District of California. It is alleged that the Defendants caused the Company to make the alleged false and/or misleading statements giving rise to the Barney Action. The Plaintiff also alleges that President and CEO Lam engaged in self-dealing transactions by leasing her property to Diamond Bar, a Company subsidiary, and asserts, in conclusory fashion, that Lam, former CEO and director Ya Ming Wong, former CFO and director Yuen Ching Ho, and director Umesh Patel sold securities during the period of time when the alleged false and/or misleading statements were made “with knowledge of material non-public information.”

In the Barney action, the putative class plaintiffs alleged that the Company artificially inflated its share price by issuing a press release announcing a strategic relationship with Shanxi Winqing Senior Care Service Group, claiming in the Company’s Annual Statements on Form 10-Ks for the 2017 and 2018 fiscal years that Shanxi Winqing and Merlino Lewis LLP were among the Company’s largest customers, and reporting revenues from sales transactions with these entities. Plaintiffs claimed that Shanxi Winqing was a fictitious entity and Merlno Lewis LLP dissolved in 2013, so that the announcement of a strategic alliance was false and the reported revenues non-existent. The Company denied these allegations and all liability. It asserted that the entities referenced in its public disclosures were actual companies and the revenues booked from those entities were genuine and actually collected. The Company alleged that no registration exists for Shanxi Winqing because the Company slightly mistranslated its Chinese name in its public disclosures. Similarly, the Company claimed to have previously sold products to Merlino Lewis LLP and failed to update its customer name when the customer restructured its business.

On May 15, 2019, Wilson Samuels (the “Samuels Action”) filed a largely duplicative putative derivative complaint purportedly on behalf of the Company against the same current and former directors and officers named in the Jie Action other than Steven Qiang Liu. That action was filed in the United States District Court for the Central District of California. Samuels repeats the allegations of the Complaint in the Jie Action. Additionally, Samuels claims that, in announcing its change of auditing firms in September 2016, the Company asserted that it made this move because its existing auditor ceased auditing public companies subject to regulation in the United States without disclosing that its new auditing firm was created in a merger of three accounting firms, including a firm whose registration was revoked by the Public Company Accounting Oversight Board. Samuels also claims that the Company redeemed its stock in reliance upon the same purported fraudulent recognition of revenues claimed in the putative class action. Samuels purports to state direct claims under Sections 10(b) and 20 of the Exchange Act and SEC Rule 10b-5.

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

With the final settlement of the Barney Action, the conditions for the stay have expired. The Court issued an Order requiring the parties to submit a proposed order activating the cases. The parties requested a thirty-day extension. To date, plaintiffs’ counsel has not pushed the issue.

While these derivative actions are purportedly asserted on behalf of the Company, when they are subsequently activated, the Company likely will incur attorneys’ fees and costs in response to indemnity demands from the defendant directors and officers. Plaintiffs also seek to require corporate governance changes. The Company believes there is no basis to the derivative complaints and they will be vigorously defended if necessary.

Other than the above, the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

Note 15 – Subsequent Events

The Company has evaluated subsequent events through November 14, 2024, the date of the issuance of the interim condensed consolidated financial statements, and the following subsequent events have been identified.

On October 11, 2024, the Company and Nova Furniture Limited (Samoa), a wholly owned subsidiary of the Company (“Nova Samoa”) entered into five purchase orders (“POs”) to purchase certain furniture products (the “Products”) from Iconic Tech SDN BHD (“Iconic Tech”), Onefull Technologies SDN. BHD. (“Onefull Technologies”), Skyvip SDH BHD (“Skyvip”), United Poles SDH BHD (“United Poles”) and Teclutions System SDN. BHD (“Teclutions”, collectively with Iconic Tech, Onefull Technologies, Skyvip and United Poles as the Sellers). Pursuant to the POs, the Company, Nova Samoa and Sellers agree that (i) Nova Samoa will purchase Background Light Slabs from Iconic Tech for a total of $945,000 (the “Iconic Order Price”); (ii) Nova Samoa will purchase Porcelin Slabs from Onefull Technologies for a total of $925,000 (the “Onefull Order Price”); (iii) Nova Samoa will purchase Transparent Marble Slabs from Skyvip for a total of $900,000 (the “Skyvip Order Price”); (iv) Nova Samoa will purchase Ultrathinstone from United Poles for a total of $940,000 (the “United Order Price”) (v) the Nova Samoa will purchase Light Transmitting Slate Stone from Teclutions for a total of $940,000 (the “Teclutions Order Price”, collectively with Iconic Order Price, Onefull Order Price, Skyvip Order Price and United Order Price as the Order Prices); (vi) the Order Prices shall be paid up to the Sellers in 3,321,429 shares (“Shares”) of common stock of the Company at US$1.40 per share. The Shares will be issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On October 25, 2024, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain purchaser identified on the signature page thereto (the “Purchaser”), pursuant to which the Company agreed to sell to the Purchaser in a private placement 125,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $1.20 per share for an aggregate price of $150,000 (the “Private Placement”). The Private Placement will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The following discussion and analysis are based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our condensed consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”). All references to the third quarter and first nine months of 2024 and 2023 mean the three and nine-month periods ended September 30, 2024 and 2023. In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2023 Form 10-K.

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

The Company and Nova Samoa have entered into orders to purchase inventories in total amount of $4,650,000, which will be paid in 3,321,429 shares (“Transaction”) of common stock of the Company at US$1.40 per share, as disclosed in the Form 8-K filed by the Company with SEC on October 11, 2024 (the “Form 8-K”). The Company believes it has regained compliance with the stockholders’ equity requirement based upon the Transaction.

Based on the Form 8-K, staff of NASDAQ (“Staff”) has determined that the Company complies with the Listing Rule 5550(b)(1). However, as noted in its letter dated, June 27, 2024, if the Company fails to evidence compliance upon filing its next periodic report covering the period of the Transaction, it may be subject to delisting. At that time, Staff will provide written notification to the Company, which may then appeal Staff’s determination to a Hearings Panel.

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

Use of Estimates

In preparing condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to, revenue recognition, the allowance for bad debt, valuation of inventories, the valuation of stock-based compensation, income taxes and unrecognized tax benefits, valuation allowance for deferred tax liabilities, assumptions used in assessing impairment of long-lived assets and goodwill, and loss contingencies. Actual results could differ from those estimates.

Accounts Receivable

Our accounts receivable arises from product sales. We do not adjust receivables for the effects of a significant financing component at contract inception if we expect to collect the receivables in one year or less from the time of sale. We do not expect to collect receivables greater than one year from the time of sale. Our policy is to maintain an allowance for expected credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. We maintained an allowance for expected credit loss of $1,281 and $532 as of September 30, 2024 and December 31, 2023, respectively. During the nine months ended September 30, 2024 and 2023, expected credit losses provision (reversal) was $749 and ($2,222), respectively; ($832) and ($2,026) for the three months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had gross receivable of $128,081 of which $2,546 was over 90 days past due. The allowance for expected credit losses is our best estimate of the amount of expected credit losses in our existing trade accounts receivable. We determine the allowance based on historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

Advances to Suppliers

Advances to suppliers represent amounts paid to suppliers in advance for goods that are yet to be delivered and from which future economic benefits are expected to flow to the Company within the normal operating cycle. Based on our historical records and in normal circumstances, we generally receive goods within 4 to 6 months from the date the advance payment is made.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax expense for the nine months ended September 30, 2024 and 2023 are $5,087 and $149,771, respectively; and $211 and $147,371 for the three months ended September 30, 2024 and 2023, respectively.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the nine months ended September 30, 2024, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

As of September 30, 2024 and December 31, 2023, the accumulated undistributed earnings generated by its foreign subsidiaries were approximately $25.4 million and $25.4 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of September 30, 2024 and 2023, unrecognized tax benefits were approximately $0. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $0 as of September 30, 2024 and 2023.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the nine months ended September 30, 2024 and 2023, is as follows:

	Gross UTB
	2024	2023

Balance – January 1 and September 30	$-	$-

At September 30, 2024 and December 31, 2023, the Company had cumulatively accrued approximately $0 for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled $0 and $0 for the nine and three ended September 30, 2024 and 2023, respectively, related to the Company’s continuing operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault. As alternatives for the product return option, the customers have the option of asking us for a discount for products with quality issues, or of receiving replacement parts from us at no cost. The amount of reserves for return of products, the discount provided to the customers, and cost for the replacement parts were immaterial for the nine and three months ended September 30, 2024 and 2023.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2024	RM4.12 to 1
December 31, 2023	RM4.59 to 1

Income statement and cash flow items
For the nine months ended September 30, 2024	RM4.63 to 1
For the nine months ended September 30, 2023	RM4.51 to 1

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

Results of Operations

Comparison of Three Months Ended September 30, 2024 and 2023

The following table sets forth the results of our operations for the three months ended September 30, 2024 and 2023. Certain columns may not add due to rounding.

	Three Months Ended September 30,
	2024		2023
	$	% of Sales	$	% of Sales
Net sales	$2,615,807		$2,476,134
Cost of sales	(1,436,552)	(55)%	(1,411,573)	(57)%
Gross profit	1,179,255	45%	1,064,561	43%
Operating expenses	(3,586,122)	(137)%	(2,115,498)	(85)%
Loss from operations	(2,406,867)	(92)%	(1,050,937)	(42)%
Other expenses, net	(58,986)	(2)%	(90,321)	(4)%
Income tax expenses	(211)	-%	(147,371)	-%
Net loss	(2,466,064)	(94)%	(1,288,629)	(52)%

Net Sales

Net sales for the three months ended September 30, 2024 were $2.62 million, an increase of 6% from $2.48 million for the same period of 2023. This increase in net sales resulted primarily from 19% increase in average selling price, while partially offset by 11% decrease in sales volume. Our three largest selling product categories for the three months ended September 30, 2024 were sofas, beds and coffee tables, which accounted for approximately 50%, 13% and 8% of sales, respectively. For the three months ended September 30, 2023, the three largest selling categories were sofas, beds and chairs, which accounted for approximately 44%, 17% and 10% of sales, respectively.

The $0.14 million increase in net sales for the three months ended September 30, 2024, compared to the same period of 2023, was mainly due to increased sales to North America. Sales to North America increased by 5% to $2.55 million for the three months ended September 30, 2024, compared to $2.43 million for the same period of 2023, such increase mainly due to more sales order received from our customers in North America. Also, sales to other countries increased by $29,330 to $64,208 for the three months ended September 30, 2024, from $34,878 for the same period of 2023, primary due to more direct container sales in other countries. However, the increase in net sales was partially offset by the decrease in sales to Asia. Sales to Asia decreased by 100% to $0 million for the three months ended September 30, 2024, compared to $0.01 million for the same period of 2023, such decreased mainly due to our liquidation sales of the entire inventory of jade mats by Nova Malaysia for $1.99 million in Malaysia during the second quarter of 2023.

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales increased by 2% to $1.44 million for the three months ended September 30, 2024, compared to $1.41 million for the same period of 2023. Cost of sales as a percentage of sales decreased to 55% for the three months ended September 30, 2024, compared to 57% for the same period of 2023. The increase in cost of sales in dollar term was mainly due to increased net sales. The decrease in cost of sales as a percentage of sales is a result of two factors: (a) we sold less direct containers which came with low profit margin since we shift to focus on high quality product with high profit margin; and (b) our decreased inventory write down (reversal) of ($2,618) for the three months ended September 30, 2024, compared to inventory write down of $23,544 for the same period of 2023.

Gross Profit

Gross profit was $1.18 million for the three months ended September 30, 2024, compared to $1.06 million for the same period of 2023, representing an increase in gross profit of $0.11 million. Our gross profit margin was 45% for the three months ended September 30, 2024, compared to 43% for the same period of 2023. The increase in gross profit and gross profit margin was mainly a result of sales of high-quality products which came with high profit margin during the three months ended September 30, 2024.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses, and research and development. Operating expenses were $3.59 million for the three months ended September 30, 2024, compared to $2.12 million for the same period of 2023. Selling expenses decreased by 30%, or $0.18 million, to $0.42 million for the three months ended September 30, 2024, from $0.59 million for the same period of 2023, primarily due to decreased marketing and advertising expenses. On the other hand, general and administrative expenses increased by 28%, or $0.43 million, to $1.95 million for the three months ended September 30, 2024, from $1.52 million for the same period of 2023, primarily due to an increase in consulting fees of $0.93 million and travel of $0.04 million, while the increase was partially offset by a decrease in bad debt of $0.19 million, depreciation of $0.12 million and stock compensation of $0.16 million. In addition, research and development increased by $1.22 million to $1.22 million for the three months ended September 30, 2024, from $0 million for the same period of 2023, primarily due to acquisitions of IT systems for integrating with our existing IT system during the three months ended September 30, 2024.

Other Expenses, Net

Other expenses, net was $58,986 for the three months ended September 30, 2024, compared to other expenses, net of $90,321 for the same period of 2023, representing a decrease in other expenses of $31,335. The decrease in other expenses was due primarily to a decrease in foreign exchange loss by $43,664 to $74 for the three months ended September 30, 2024, from foreign exchange loss of $43,738 for the same period of 2023. The decrease in foreign exchange loss was mainly a result of the depreciation of U.S. dollar against Malaysian Ringgit on acquisition of two IT systems in U.S. dollars.

Income Tax Expenses

Income tax expenses were $211 for the three months ended September 30, 2024, compared to income tax expense of $147,371 for the same period of 2023, representing a decrease in income tax expense of $147,160. The decrease in income tax expenses were primarily due to no taxable income from Nova Malaysia. During the three months ended September 30, 2023, the income tax expense was primarily due to the net taxable income from Nova Malaysia. The net taxable income was resulted from the income from debt forgiveness to Nova Malaysia from Nova HK, while offset with inventory impairment loss incurred in Malaysia, current operating loss and prior year net operating loss in Nova Malaysia.

Net Loss

As a result of the foregoing, our net loss was $2.47 million for the three months ended September 30, 2024, compared to $1.29 million for the same period of 2023.

Comparison of Nine Months Ended September 30, 2024 and 2023

The following table sets forth the results of our operations for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024		2023
	$	% of Sales	$	% of Sales
Net sales	$7,680,733		$8,813,128
Cost of sales	(4,290,351)	(56)%	(5,639,925)	(64)%
Gross profit	3,390,382	44%	3,173,203	36%
Operating expenses	(7,783,304)	(101)%	(5,785,987)	(66)%
Loss from operations	(4,392,922)	(57)%	(2,612,784)	(30)%
Other expenses, net	(94,300)	(1)%	(286,970)	(3)%
Income tax expenses	(5,087)	-%	(149,771)	-%
Net loss	(4,492,309)	(58)%	(3,049,525)	(34)%

Net Sales

Net sales for the nine months ended September 30, 2024 were $7.68 million, a decrease of 13% from $8.81 million for the same period of 2023. This decrease in net sales resulted primarily from 43% decrease in sales volume, while partially offset by 53% increase in average selling price. Our three largest selling product categories for the nine months ended September 30, 2024 were sofas, beds and coffee tables, which accounted for approximately 51%, 13% and 8% of sales, respectively. For the nine months ended September 30, 2023, the three largest selling categories were sofa, jade mats, and beds, which accounted for approximately 34%, 22% and 13% of sales, respectively.

The $1.13 million decrease in net sales for the nine months ended September 30, 2024, compared to the same period of 2023, was mainly due to decreased sales to Asia. Sales to Asia decreased by 100% to $0 million for the nine months ended September 30, 2024, compared to $2.00 million for the same period of 2023, such decrease mainly due to our liquidation sales of the entire inventory of jade mats by Nova Malaysia for $2.00 million in Malaysia during nine months ended September 30, 2023. Also, sales to other countries decreased by $14,019 to $172,076 for the nine months ended September 30, 2024, from $186,095 for the same period of 2023, primarily due to less direct container sales in other countries. However, the decrease in net sales in Asia and other countries was partially offset by the increase in sales to North America. Sales to North America increased by $0.89 million to $7.51 million for the nine months ended September 30, 2024, from $6.62 million for the same period of 2023, primary due to more sales order received from our customers in North America.

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales decreased by 24% to $4.29 million for the nine months ended September 30, 2024, compared to $5.64 million for the same period of 2023. Cost of sales as a percentage of sales decreased to 56% for the nine months ended September 30, 2024, compared to 64% for the same period of 2023. The decrease in cost of sales in dollar term was mainly due to decreased net sales. The decrease in cost of sales as a percentage of sales is a result of two factors: (a) the decrease in average purchase cost; and (b) the liquidation sales of the jade mats in Malaysia which came with high cost and low profit margin in the second quarter of 2023.

Gross Profit

Gross profit was $3.39 million for the nine months ended September 30, 2024, compared to $3.17 million for the same period of 2023, representing an increase in gross profit of $0.22 million. Our gross profit margin was 44% for the nine months ended September 30, 2024, compared to 36% for the same period of 2023. The increase in gross profit and gross profit margin was mainly a result of the liquidation sales of the jade mats in Malaysia which came with low profit margin during the nine months ended September 30, 2023.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses, and research and development. Operating expenses were $7.78 million for the nine months ended September 30, 2024, compared to $5.79 million for the same period of 2023. Selling expenses decreased by 26%, or $0.49 million, to $1.38 million for the nine months ended September 30, 2024, from $1.87 million for the same period of 2023, primarily due to decreased marketing and advertising expenses. On the other hand, general and administrative expenses increased by 13%, or $0.05 million, to $4.43 million for the nine months ended September 30, 2024, from $3.90 million for the same period of 2023, primarily due to an increase in consulting fee of $0.95 million and stock compensation of $0.17 million, while the increase was partially offset by a decrease in bad debt of $0.19 million and depreciation of $0.16 million. In addition, research and development increased by 193%, or $1.96 million to $1.97 million for the nine months ended September 30, 2024, from $10,144 for the same period of 2023, primary due to our spending on two IT systems and AI-Calculation engine which are for integrating with our AI and IT system.

Other Expenses, Net

Other expenses, net was $94,300 for the nine months ended September 30, 2024, compared to other expenses, net of $286,970 for the same period of 2023, representing a decrease in other expenses of $192,670. The decrease in other expenses was due primarily to an increase in foreign exchange gain by $247,974 to $70,575 for the September months ended September 30, 2024, from foreign exchange loss of $177,399 for the same period of 2023. The increase in foreign exchange gain in 2024 from foreign exchange in 2023 loss was mainly a result of the appreciation of U.S. dollar against Malaysian Ringgit on acquisition of two IT systems and AI-Calculation engine in U.S. dollars during the nine months ended September 30, 2024.

Income Tax Expenses

Income tax expenses were $5,087 and $149,771 for the nine months ended September 30, 2024 and 2023, respectively. The income tax expenses for the nine months ended September 30, 2024 were mainly due to minimum California state tax incurred in US subsidiaries. The income tax expenses for the nine months ended September 30, 2023 were primarily due to the net taxable income from Nova Malaysia. The net taxable income was resulted from the income from debt forgiveness to Nova Malaysia from Nova HK, while offset with inventory impairment loss incurred in Malaysia, current operating loss and prior year net operating loss in Nova Malaysia.

Net Loss

As a result of the foregoing, our net loss was $4.49 million for the nine months ended September 30, 2024, compared to $3.05 million for the same period of 2023.

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

We rely primarily on internally generated cash flow and available working capital to support growth. We may seek additional financing in the form of bank loans or other credit facilities or funds raised through offerings of our equity or debt, if and when we determine such offerings are required. As of September 30, 2024, we do not have any credit facilities. We believe that our current cash and cash equivalents and anticipated cash receipts from sales of products will be sufficient to meet our anticipated working capital requirements and capital expenditures for the next 12 months.

We had working capital deficit of $1,278,453 at September 30, 2024, a decrease of $1,338,510 from net working capital of $60,057 at December 31, 2023. The ratio of current assets to current liabilities was 0.71-to-1 at September 30, 2024.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2024 and 2023:

	2024	2023
Cash (used in) provided by:
Operating activities	$(1,128,330)	$1,520,147
Investing activities	-	(2,437,727)
Financing activities	960,000	-

Net cash used in operating activities was $1.13 million for the nine months ended September 30, 2024, an increase in cash outflow by $2.65 million from $1.52 million of cash provided by operating activities for the same period of 2023.

The increase in cash outflow was attributable primarily to (i) an increase in cash inflow of $3.13 million for inventory to $0.27 million cash outflow for the nine months ended September 30, 2024, from $2.86 million cash inflow for the same period of 2023, such increase in cash outflow being mainly a result of more purchase were made during the nine months ended September 30, 2024. (ii) an increase in cash outflow of $0.32 million for accounts receivable to $0.08 million cash outflow for the nine months ended September 30, 2024, from 0.22 million cash inflow for the same period of 2023, such increase in cash outflow being mainly due to more credit sales, especially the credit sales of the direct containers for the nine months ended September 30, 2024. The increase in operating cash outflow was partially offset by an increase in cash inflow of $1.96 million for research and development to $1.96 million cash inflow for the nine months ended September 30, 2024, from $0 million cash inflow for the same period of 2023, such increase in cash inflow being mainly due to issued our common stocks instead of cash to purchase various IT systems which are integrated with our current existing IT system.

Net cash used in investing activities was $0 million for the nine months ended September 30, 2024, a decrease in cash outflow of $2.47 million from $2.47 million of cash used in investing activities for the same period of 2023. We incurred cash outflow of $2.47 million from the virtual tour and web augmented reality experience software project during the nine months ended September 30, 2023.

Net cash provided by financing activities was $0.96 million for the nine months ended September 30, 2024, compared to $0 for the same period of 2023. During the nine months ended September 30, 2024, we borrowed $0.36 million from a shareholder and sold 325,000 shares of common stock with the proceeds of $0.60 million for our working capital.

As of September 30, 2024, we had gross accounts receivable of $128,081 of which $35,682 was not yet past due and $89,852 was less than 90 days past due. We had an allowance for expected credit losses of $1,281. As of November 4, 2024, 61.6% or $78,930 of accounts receivable outstanding as of September 30, 2024 had been collected.

100% of our accounts receivable outstanding at December 31, 2023 had been collected during the nine months ended September 30, 2024.

As of September 30, 2024 and December 31, 2023, we had advances to suppliers of $132,678 and $93,740, respectively. These supplier prepayments are made for goods before we actually receive them.

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

As of November 4, 2024, $32,203 or 41% and $93,740 or 100% of our advances to suppliers outstanding at September 30, 2024 and December 31, 2023 had been delivered to us in the form of purchases of furniture.

Other Long-Term Liabilities

As of September 30, 2024, we recorded long-term taxes payable of $0.64 million, consisting of an income tax payable of $0.64 million, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on our post-1986 foreign unremitted earnings, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2024. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 8, 2019, Jie Yuan (the “Jie Action”) filed a putative shareholder derivative lawsuit in the United States District Court for the Central District of California, purportedly on behalf of the Company against its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) and directors (Charlie Huy La, Bin Liu, Umesh Patel, and Min Su) and vice president (Steven Qiang Liu) (collectively, the “Defendants”). In this action, the putative derivative plaintiffs seek to recover any losses the Company sustains as a result of alleged securities violations that were alleged in the matter of Barney v. Nova Lifestyle, Inc., United States District Court for the Central District of California. It is alleged that the Defendants caused the Company to make the alleged false and/or misleading statements giving rise to the Barney Action. The Plaintiff also alleges that President and CEO Lam engaged in self-dealing transactions by leasing her property to Diamond Bar, a Company subsidiary, and asserts, in conclusory fashion, that Lam, former CEO and director Ya Ming Wong, former CFO and director Yuen Ching Ho, and director Umesh Patel sold securities during the period of time when the alleged false and/or misleading statements were made “with knowledge of material non-public information.”

In the Barney action, the putative class plaintiffs alleged that the Company artificially inflated its share price by issuing a press release announcing a strategic relationship with Shanxi Winqing Senior Care Service Group, claiming in the Company’s Annual Statements on Form 10-Ks for the 2017 and 2018 fiscal years that Shanxi Winqing and Merlino Lewis LLP were among the Company’s largest customers, and reporting revenues from sales transactions with these entities. Plaintiffs claimed that Shanxi Winqing was a fictitious entity and Merlno Lewis LLP dissolved in 2013, so that the announcement of a strategic alliance was false and the reported revenues non-existent. The Company denied these allegations and all liability. It asserted that the entities referenced in its public disclosures were actual companies and the revenues booked from those entities were genuine and actually collected. The Company alleged that no registration exists for Shanxi Winqing because the Company slightly mistranslated its Chinese name in its public disclosures. Similarly, the Company claimed to have previously sold products to Merlino Lewis LLP and failed to update its customer name when the customer restructured its business.

On May 15, 2019, Wilson Samuels (the “Samuels Action”) filed a largely duplicative putative derivative complaint purportedly on behalf of the Company against the same current and former directors and officers named in the Jie Action other than Steven Qiang Liu. That action was filed in the United States District Court for the Central District of California. Samuels repeats the allegations of the Complaint in the Jie Action. Additionally, Samuels claims that, in announcing its change of auditing firms in September 2016, the Company asserted that it made this move because its existing auditor ceased auditing public companies subject to regulation in the United States without disclosing that its new auditing firm was created in a merger of three accounting firms, including a firm whose registration was revoked by the Public Company Accounting Oversight Board. Samuels also claims that the Company redeemed its stock in reliance upon the same purported fraudulent recognition of revenues claimed in the putative class action. Samuels purports to state direct claims under Sections 10(b) and 20 of the Exchange Act and SEC Rule 10b-5.

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

With the final settlement of the Barney Action, the conditions for the stay have expired. The Court issued an Order requiring the parties to submit a proposed order activating the cases. The parties requested a thirty-day extension. To date, plaintiffs’ counsel has not pushed the issue.

With the settlement of the Barney action, it is expected that the stay of the derivative actions will be lifted.

While these derivative actions are purportedly asserted on behalf of the Company, when they are subsequently activated, the Company likely will incur attorneys’ fees and costs in response to indemnity demands from the defendant directors and officers. Plaintiffs also seek to require corporate governance changes. The Company believes there is no basis to the derivative complaints and they will be vigorously defended if necessary.

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

NOVA LIFESTYLE, INC.
(Registrant)

Date: November 14, 2024	By:	/s/ Thanh H. Lam
Thanh H. Lam Chairperson and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024		/s/ Jeffery Chuang
Jeffery Chuang Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

