Form 10-K
period 2024-12-31
Nova Lifestyle, Inc.
filed 2025-03-31
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐ No ☒

As of June 28, 2024, the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $3.66 million, based upon the closing price of the Company’s common stock of $1.63 per share as reported on the same date.

As of March 28, 2025, there were 13,207,322 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2024. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm ID:	6907	Auditor Name:	Enrome, LLP	Auditor Location:	Singapore

NOVA LIFESTYLE, INC.

i

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

ii

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

Reverse split

On December 18, 2019, the Company filed a Certificate of Change with the Secretary of State of Nevada with an effective date of December 20, 2019, at which time a 1-for-5 reverse stock split of the Company’s authorized shares of common stock, par value $0.001, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock, was effected. On May 22, 2023, the Company filed a Certificate of Change with the Nevada Secretary of State to effect another 1-for-5 reverse stock split, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock.

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

Human Capital Resources

We understand that our success depends on our ability to attract, train and retain our employees. We strive to attract, recruit, and retain employees through competitive compensation and benefit programs, learning and development opportunities that support career growth and advancement opportunities, and employee engagement initiatives that foster a strong Company culture. In addition to cash compensation, we offer customary benefits in accordance with local regulatory requirements as well as stock options to our employees. We also recognize the importance of keeping our employees safe. In response to the COVID-19 pandemic, we implemented changes that we determined were in the best interest of our employees and have followed local government orders to prevent the spread of COVID-19. As of December 31, 2024, we had 27 full time employees worldwide. Our U.S. corporate office and operations employed 24 full-time employees, our location in Malaysia employed 3 full-time employees, respectively. We believe that relations with our employees are satisfactory. We have no collective bargaining agreements with our employees.

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

Our organizational structure as of December 31, 2024 is set forth in the diagram:

Our Products

We design and market modern residential and commercial furniture in diverse markets worldwide. Our products feature urban and contemporary styles, combining comfort and functionality in matching furniture collections and upscale luxury pieces appealing to lifestyle-conscious middle and upper middle-income consumers. Many of our products are segments of multi-component furniture collections in distinctive design styles, attractively priced in the medium and upper-medium ranges. Our product lines feature upholstered, wood and metal-based furniture pieces. We classify our products by room, designation or series, such as living room, dining room, bedroom and home office series, and by category or product types such as sofas, chairs, dining tables, beds, entertainment consoles, cabinets and cupboards. Our largest selling product categories for the year ended December 31, 2024 were sofas, beds and coffee tables, which accounted for approximately 50%, 13% and 8% of sales from continuing operations, respectively. For the year ended December 31, 2023, our largest selling product categories were sofas, beds and chairs, which accounted for approximately 37%, 18% and 13% of sales from continuing operations, respectively. Our products are manufactured primarily from medium-density fiberboard, or MDF board, and particleboard covered with veneers or lacquers and combined with other materials, including steel, glass, marble, leather, jade and fabrics.

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

International Markets

We have been selling products to the U.S., Canada, Honduras, Jamaica, Puerto Rico, Colombia, Mexico, Cayman Islands, Saudi Arabia, Kuwait, and Middle Eastern markets under the Diamond Sofa brand and selling our Jade Mats in Malaysia through Nova Malaysia. We believe that discretionary purchases of furniture by middle to upper middle-income consumers will continue to increase in the furniture markets worldwide. We also believe that furniture products that feature contemporary design styles such as ours will continue to attract significant customer demand.

In 2024, our products were sold in 11 countries worldwide, with North America as our principal international market. Sales to North America accounted for 97.4% and 79.1% of our total sales for 2024 and 2023, respectively. Sales to other regions accounted for 2.6% and 20.9% of our total sales for 2024 and 2023, respectively. In 2023, via our subsidiary, Nova Malaysia, we marketed and sold high-end physiotherapeutic jade mats for use in therapy clinics, hospitality, and real estate projects in Malaysia. Due to the negative impact caused by COVID-19 in 2021 and 2022, we eventually sold the entire jade mats inventory for $2.00 million in liquidation sales in June 2023 and existed from Jade Mats business. As we continue to broaden our distribution network, increase direct sales and grow in the emerging markets, we believe that we are well positioned to respond to changing market conditions that will allow us to take advantage of any upturns in the global and local economies of the markets that we serve.

Our expansion in Malaysia with health line products was disrupted due to COVID-19. Our initial plan was to establish showrooms in which consumers can interact with our products. Through research, we found that consumers were becoming more self-aware about their health and were willing to improve their lifestyles. Our showrooms were stocked and ready for local consumers to visit, however, due to government regulations these operations have been suspended until quarantines and travel restrictions are lifted. In October 2021, the Order was lifted for people who are fully vaccinated and our store has reopened since. We started the online sales of our jade mats products in Malaysia since 2021. In April 2022, Malaysia reopened the border for foreign visitors. In June 2023, everything is back to normal in Malaysia. Due to the negative impact caused by COVID-19 from 2020 to 2022, the Company eventually sold the entire jade mats inventory for $2.00 million in liquidation sales in June 2023 and existed from Jade Mats business.

The furniture wholesale business faces several risks that can impact its operations and profitability. Some common risks include: (i) Economic Instability: Fluctuations in the economy can affect consumer spending on furniture, leading to decreased demand for products; (ii) Competition: Intense competition from other wholesalers, retailers, and online platforms can impact market share and pricing strategies; (iii) Supply Chain Disruptions: Interruptions in the supply chain, such as delays in shipping or shortages of raw materials or finished products, can hinder production and delivery schedules; (iv) Changing Consumer Preferences: Shifts in consumer preferences towards sustainable, trendy, or customized furniture may require wholesalers to adapt their product offerings; (v) Seasonal Demand: The furniture industry often experiences seasonal peaks and troughs, which can impact cash flow and inventory management; (vi) Tariff and Regulatory Challenges: Increase of import tariff for furniture products and compliance with regulations related to product safety, environmental standards, and labor practices can add complexity and costs to operations.

In order to mitigate these risks, we will continue to diversify our product range, build strong relationships with suppliers, closely monitor market trends and changes in tariffs and regulations, invest in technology for efficiency, and maintain a robust risk management strategy.

Our global logistics and delivery capabilities provide our customers with the flexibility to select from our extensive furniture collections to address their respective needs. We design and supply our products under our own brands. We also design and ship products for other major brands as their OEM designer or supplier. We offer a wide selection of stand-alone furniture pieces across a variety of product categories and approximately over 63 products developed exclusively for the international markets. We also sell products under the Diamond Sofa brand to distributors and retailers in North America, South America, Asia and Middle East and to end-user U.S. consumers our own online orders or through third-party shopping portals. Reflecting market demand, our research and development team works closely with customers to timely modify our existing product designs. We also offer custom-designed styles for specific market segments.

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

In 2023, via our subsidiary Nova Malaysia, we sold our entire high-end physiotherapeutic jade mats to an unrelated party and existed the jade mats business in Malaysia.

Suppliers and Manufacturers

We source finished goods from third-party manufacturers to fulfill orders placed by customers through Diamond Bar and Nova Malaysia for the U.S. and international markets. One of our principal suppliers of finished goods in 2024 accounted for approximately 16% of our total purchases from operations for 2024. By maintaining relationships with multiple suppliers, generally we benefit from a more stable supply chain and better pricing. Under ordinary circumstances, if a change of suppliers is necessary, we believe that we can quickly fulfill our requirements from other suppliers without interruptions in order fulfillment. We monitor our suppliers’ ability to meet our product needs and we participate in quality assurance activities to reinforce our high-quality standards. Our third-party manufacturing contracts are generally of annual or shorter term durations. We issue production orders to manufacturers based on individual purchase orders. Our manufacturing relationships are non-exclusive, and we are permitted to procure products from other sources at our discretion. None of our manufacturing contracts include production volume or purchase commitments on the part of either party. Our third-party manufacturers are responsible for sourcing raw materials, agreeing to produce parts and finished products to our specifications. We hold our suppliers to high quality standards and delivery deadlines. Our quality control procedures may extend to stringent requirements for raw material suppliers.

Customers

Our target end customer is the middle and upper middle-income consumer of residential and commercial furniture. In the U.S. and international markets, our sales principally are to furniture distributors and retailers who in turn offer our products under their own brands or under our Diamond Sofa brand. No customer accounted for greater than 10% of our total sales in 2024 and one customer accounted for 18% of our total sales in 2023, respectively. We will increase direct sales to retailers and chain stores worldwide as we continue to diversify our customer base from global furniture distributors.

We are focusing on establishing and growing long-term relationships with our customers. We believe that the majority of our customers view us as a strategic long-term supplier and value the quality of our products, our timely delivery and design capabilities. We generally negotiate renewable supplier agreements with firm pricing on our products, typically for a term of one year, as is customary in the furniture industry, with individual orders made on standard purchase orders. In 2024, we sold products into approximately 11 countries worldwide, with North America as our principal international market, while we expanded our sales in other regions. Sales to North America accounted for 97.4% and 79.1% of our total sales from continuing operations for 2024 and 2023, respectively. The change was attributed principally to our changing sales and marketing strategy to focus on sales in the U.S. Sales to other regions accounted for 2.6% and 20.9% of our total sales from continuing operations for 2024 and 2023, respectively. We expect that a majority of our revenues will continue to come from our sales to the U.S. Diamond Bar has driven expansion of our sales to the U.S., Mexico, and South America through Diamond Bar’s longstanding customer relationships and distribution capabilities. Diamond Bar’s revenues accounted for 100.0% and 82.4% of our total sales for 2024 and 2023, respectively, and Nova Malaysia’s revenues accounted for 0.0% and 17.6% of our total sales for 2024 and 2023, respectively. In addition, we anticipate increasing internet sales under the Diamond Sofa brand through third-party shopping portals and Nova Malaysia’s website. We believe that as we expand our broad network of distributors and increase direct sales, we will be better positioned to capitalize on emerging market trends.

We typically used to experience stronger fourth calendar quarters as our product sales are subject to the seasonality and fluctuations typical of the furniture industry. This industry-based seasonality was generally caused by shipping lead-times to international markets combined with the real estate market slowdown and decrease in furniture consumption commonly experienced during the summer months in the Northern Hemisphere markets in which the majority of our customers are located and our products sell at retail. We believe that consumer demand for furniture generally reflects sensitivity to overall economic conditions, including, but not limited to, tariffs, unemployment rates, housing market conditions and consumer confidence.

Competition

The furniture industry is large and highly competitive. The industry consists of many manufacturers, distributors and retailers, none of which dominates the fragmented and diverse market. Our products principally compete in the U.S., Canada, Honduras, Jamica, Puerto Rico, Colombia, Mexico, Cayman Islands, Saudi Arabia, Kuwait and Malaysia and Middle Eastern markets. The primary competitive factors in these markets for our products and target consumers are price, quality, style, marketing, functionality and availability.

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

Trade and Tariff

On February 1, 2025, President Trump issued executive orders imposing a 25% tariff on products imported from Canada and Mexico (initially suspended for 30 days) and a 10% tariff on products imported from China, effective February 4, 2025. An additional 10% increase in the China tariffs became effective March 4, 2025. Tariffs on imports from Canada and Mexico became effective March 4, 2025, but were later subject to broad exemptions effective March 7, 2025. While previous tariffs on Chinese goods and modifications to trade agreements have resulted in a material impact on our business and where we purchase our finished products, these new tariffs or any additional actions, such as “reciprocal” tariffs on U.S. trading partners to address trade imbalances, could negatively impact our ability and the ability of our third-party vendors and suppliers to source products from foreign jurisdictions, which could lead to an increase in the cost of goods and adversely affect the Company’s profitability. Tariffs passed on to consumers through higher prices can also negatively impact consumer confidence and discretionary spending.

We continue to evaluate the impact of currently effective tariffs, including potential future retaliatory tariffs, as well as other recent changes in foreign trade policy and the U.S. Administration on our supply chain, costs, sales and profitability, and are working through strategies to mitigate such impact, including reviewing sourcing options and working with our vendors and merchants. At this time, it is unknown how long U.S. tariffs on Chinese goods will remain in effect or whether additional tariffs will be imposed. Depending upon their duration and implementation, as well as our ability to mitigate their impact, these changes in foreign trade policy and any recently enacted, proposed and future tariffs on products imported by us from China, as well as general uncertainty in the tariff environment, could negatively impact our business, results of operations and liquidity if they seriously disrupt the movement of products through our supply chain or increase their cost.

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

We use in-house designers and computer-aided modeling systems to generate design and related development work. We have used independent designers in the past for product design, from which we built prototype furniture pieces for refinement and testing. During 2024 and 2023, Nova Malaysia spent $2.00 million and $3.12 million on developing Virtual and Augmented reality software and AI system for potential consulting business. The entire system is far from complete as it requires to integrate with other components in order to be functional. It is still in development stage and not in operation. In 2024 and 2023, we invested $2.00 million and $3.12 million, respectively, on research and development expense. We may increase future investments in R&D based on our growth needs.

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

Employees

As of December 31, 2024, we had 27 full time employees worldwide. Our U.S. corporate office and operations employed 24 full-time employees, our location in Malaysia employed 3 full-time employees, respectively. We believe that relations with our employees are satisfactory. We have no collective bargaining agreements with our employees.

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

The furniture industry is subject to cyclical variations in the global economy and to uncertainty regarding future economic prospects. Our business is affected by the number of orders we are able to secure from our customers, which is determined by the level of our customers’ business activity. Our customers’ level of business activity is in turn determined by the level of consumer spending in the markets our customers serve. Economic downturns could affect discretionary consumer spending habits by decreasing the overall demand for residential and commercial furniture. Any significant or prolonged decline of the economy or inflation in U.S., Malaysia, China or other international markets in which our products are sold will affect disposable income and spending by consumers in these markets, and may lead to a decrease in demand for our products. To the extent that decrease in demand for consumer products translates into a decline in the demand for residential and commercial furniture, our sales and financial performance could be adversely affected. Any economic downturn also could negatively impact our primary customers, furniture wholesalers, distributors and retailers, possibly resulting in a decrease in our sales or earnings. Changes in interest rates, consumer confidence, new housing starts, existing home sales, inflation, the availability of consumer credit，increase of tariff and geopolitical factors could have particularly significant effects on our consolidated financial condition, results of operations and cash flows. Any decline in economic activity and conditions in the industries and markets served by our customers and in which we operate may reduce demand for our products and could adversely affect our financial condition and results of operations. The COVID-19 pandemic materially adversely impacted the global economy and cause interruption of supply chain which in turn adversely affected our business operation and financial results during the outbreaks. The international trade disputes, trade policy changes or tariffs and other import-related taxes, fees and controls would significantly adversely impact the cost of, demand for, and profitability of our business in the U.S. market.

We historically have derived a substantial part of our sales from a limited number of customers. If we lose any of these customers, or any of these customers reduce the amount of business they do with us, our sales may be adversely affected.

Historically, a substantial part of our sales was attributed to a limited number of customers. But we had no sales to a customer greater than 10% of our total sales in 2024 and one customer accounted for 18% of our total sales in 2023. If the demand for our products decreases in one or more of the markets supplied by our largest customers, or if there are any material social or regulatory changes in these markets, our sales could decline and we could lose market share, any of which could materially harm our business. We do not foresee relying on these same customers for sales generation as we expand our business to increase our internet sales and direct sales to the U.S. and other international markets. We cannot assure you, however, that we will be able to successfully implement these plans.

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

In 2024 and 2023, the majority of our products were purchased from foreign suppliers and manufacturers, predominantly in Asia. Our dependence on foreign suppliers means that we may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any upward valuation in the Chinese yuan or any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign suppliers. This, in turn, might cause such foreign vendors to demand higher prices for products in their effort to offset any lost profits associated with any currency devaluation, delay product shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs.

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

We depend on vendors and suppliers outside the U.S. Our business has been and could in the future continue to be affected by increase of tariff associated with our products sourced by foreign countries.

We depend on vendors for timely and efficient access to products we sell. We source our products from manufacturers located outside the U.S., primarily Asia. Since 2017, the U.S. and China have been engaged in a trade dispute that has involved a number of actions against China including the imposition of tariffs on Chinese imports. On February 1, 2025, President Trump issued executive orders imposing a 25% tariff on products imported from Canada and Mexico (initially suspended for 30 days) and a 10% tariff on products imported from China, effective February 4, 2025. An additional 10% increase in the China tariffs became effective March 4, 2025. Tariffs on imports from Canada and Mexico became effective March 4, 2025, but were later subject to broad exemptions effective March 7, 2025. The previous tariffs on products from Chinese have resulted in a material impact on our business and results of operations, and we have switched to source certain products from the suppliers in other Asia countries than China, these new tariffs or any additional actions, such as “reciprocal” tariffs on U.S. trading partners to address trade imbalances, could negatively impact our ability and the ability of our third-party vendors and suppliers to source products from foreign jurisdictions, which could lead to an increase in the cost of goods and adversely affect the Company’s profitability. Tariffs passed on to consumers through higher prices can also negatively impact consumer confidence and discretionary spending.

We continue to evaluate the impact of currently effective tariffs as well as other recent changes in foreign trade policy and the U.S. Administration on our supply chain, costs, sales and profitability, and are working through strategies to mitigate such impact, including reviewing sourcing options and working with our vendors and suppliers. At this time, it is unknown how long U.S. tariffs on Chinese goods will remain in effect or whether additional tariffs will be imposed. Depending upon their duration and implementation, as well as our ability to mitigate their impact, these changes in foreign trade policy and any recently enacted, proposed and future tariffs on products imported by us from China, as well as general uncertainty in the tariff environment, could negatively impact our business, results of operations and liquidity if they seriously disrupt the movement of products through our supply chain or increase their cost.

Additional changes in the U.S. tax regime or in how U.S. corporations are taxed on foreign earnings, including changes in how existing tax laws are interpreted or enforced, could adversely affect our business, financial condition or results of operations.

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

We are required to establish and maintain internal controls over financial reporting and disclosure controls and procedures and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2024. See “Item 9A. Controls and Procedures.” However, our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls and procedures will prevent all possible errors. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, measures of control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

Political tensions between the United States and China have escalated due to, among other things, trade disputes and tariffs, the COVID-19 outbreak, sanctions imposed by the U.S. Department of Treasury on certain officials of the Hong Kong Special Administrative Region and the central government of the PRC and the executive orders issued by then U.S. President that prohibit certain transactions with certain Chinese companies and their applications. Rising political tensions could reduce levels of trades, investments, technological exchanges and other economic activities between the two major economies, which would have a material adverse effect on global economic conditions and the stability of global financial markets. Any of these factors could have a material adverse effect on our business, prospects, financial condition and results of operations. Controversies may arise in the future between these two countries. These controversies also could make it more difficult for us to provide our products to our customers in the U.S. and China. The international trade policies of China and the U.S. could adversely affect our business, and the imposition of trade sanctions relating to imports, taxes, import duties and other charges on imports from China, including those applied specifically to furniture products, or the imposition of taxes, import duties or other charges on exports to the U.S. will increase our costs and decrease our earnings. Due to an increase in tariffs imposed by the U.S., some customers are seeking alternative resources instead of China, which has negatively affected the purchase orders and our sales as we mainly resource our products from China. In order to avoid these new tariffs, the market has shifted towards an uncertain era. The Company started to source certain of its new products from manufacturers in India in 2020. Sales during this stage may also be impacted by this shift in behavior. The U.S. government previously has the increased tariffs of 25% for the furniture products from China, and it also imposed a 10% tariff on products imported from China, effective February 4, 2025. An additional 10% increase in the China tariffs became effective March 4, 2025. These new tariffs or any additional actions, such as “reciprocal” tariffs on U.S. trading partners to address trade imbalances, could negatively impact our ability and the ability of our third-party vendors and suppliers to source products from foreign jurisdictions, which could lead to an increase in the cost of goods and adversely affect the Company’s profitability. Tariffs passed on to consumers through higher prices can also negatively impact consumer confidence and discretionary spending. During this time period we will continue to seek alternatives and new resources to increase the revenue. If and to the extent we are not able to mitigate the effects of such trade or tariff policies, our operations may be adversely affected.

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

On December 27, 2024, the Company received a letter from Nasdaq notifying the Company that, because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company no longer meets the minimum bid price requirement for continued listing on Nasdaq under Nasdaq Marketplace Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). The Company has a period of 180 calendar days from the date of notification, until June 25, 2025 (the “Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. If at any time before the expiration of the Compliance Period the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement. If the Company does not regain compliance by the end of the Compliance Period, the Company may be eligible for an additional 180 calendar day period to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. However, if it appears to Nasdaq that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice that the Company’s securities will be subject to delisting.

The Company intends to continue actively monitoring the bid price for its common stock between now and the expiration of the Compliance Period and will consider all available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement.

On April 18, 2024, the Company received written notice from the NASDAQ stating that the Company does not meet the requirement of maintaining a minimum of $2,500,000 in stockholders’ equity for continued listing on the NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5550(b)(1), the Company also does not meet the alternative of market value of listed securities of $35 million under NASDAQ Listing Rule 5550(b)(2) or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years under NASDAQ Listing Rule 5550(b)(3), and the Company is no longer in compliance with the NASDAQ Listing Rules. The NASDAQ notification letter provided the Company until June 6, 2024 to submit a plan to regain compliance. If the plan is accepted, NASDAQ can grant the Company an extension up to 180 calendar days from the date of NASDAQ letter to demonstrate compliance. The Company submitted its plan of compliance on May 28, 2024 and a supplemental letter to the plan of compliance on June 20, 2024. Based on the review of the letters submitted by the Company, Staff has determined to grant the Company an extension until October 14, 2024 to regain compliance with the Rule and the Company must complete its initiatives and provide evidences for the compliance with the Rule as required by Nasdaq. On October 11, 2024, the Company and Nova Samoa have entered into orders to purchase inventories in total amount of $4,600,000, which will be paid in 3,321,429 shares (“Shares”) of common stock of the Company at US$1.40 per share. As of the date of the report, the Company believes it has regained compliance with the stockholders’ equity requirement based upon the specific transaction referenced. Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of this annual report the Company does not evidence compliance, that it may be subject to delisting.

If our common stock were to be delisted, the liquidity of our common stock would be materially adversely affected and the market price of our common stock could decrease.

We may issue additional shares of our common stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our shareholders.

Our Articles of Incorporation, as amended, authorize the issuance of up to 250,000,000 shares of common stock, par value $0.001 per share. As of March 28, 2025, there were 236,792,678 authorized and unissued shares of our common stock available for future issuance, based on 13,207,322 shares of our common stock issued and outstanding. Although we have no commitments as of the date of this report to issue our securities, we may issue a substantial number of additional shares of our common stock or debt securities to complete a business combination or to raise capital. On October 13, 2023, we renewed a shelf registration statement on Form S-3 under which we may, from time to time, sell securities in one or more offerings up to a total dollar amount of $55,000,000. The shelf registration statement was declared effective as of October 23, 2023.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Information technology (IT) is critical to many of our operating activities and is subject to security threats and increasingly sophisticated cyber-attacks. As a result, we have policies and processes in place to assess, identify, and manage the strategic and operational IT-related risks as an integrated part of our overall risk management system. These risks include the risk of cyber-attacks on IT infrastructure and intellectual property, as well as on cybersecurity for our online product offerings. The Company has adopted Risk Assessment Methodology Policy, Information Security Policy and Incident Response Plan Policy to managing material risks from cybersecurity threats and hired IT consultant to help managing cybersecurity risks. When the Company uses a third party service provider and shares sensitive data such service provider, it must adhere to the compliance requirements in the Service Agreement which includes an acknowledgement that the service provider is responsible for safeguard and the security of the sensitive data. As of date of this report, there has been no previous cybersecurity incidents, have materially affected the Company yet. The independent director of the Board Charlie La is responsible for the oversight of risks from cybersecurity threats on behalf of the Board. Mr. Teng Ai Leng, our IT consultant and Tawny Lam, Chief Executive Officer of the Company report to Mr. Charlie La and Board of Directors for cybersecurity risks and incidents. Teng AI Leng has 30 years of working experience in the Information technology industry. The Company has adopted Incident response plan policy, including Roles and Responsibilities, Incident Categories, Categories of Event, Incident Severity, Escalation Levels, and Incident Response Life Cycle, so that the weakness, events, alerts and incidents can be appropriately managed and escalated from IT personnel, IT consultant, Chief Executive Officer to independent director and the Board.

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

As previously reported, the parties have now settled the Barney Action. The agreed $750,000 settlement payment was entirely funded by the Company’s insurance carrier and has been tendered to a claims facility.

With the final settlement of the Barney Action, the conditions for the stay in the Derivative Actions expired.

The parties accordingly filed a stipulation to lift the stay and consolidate the actions. The Stipulation also set deadlines for plaintiffs to file a consolidated amended complaint and for defendants to respond to this complaint. By January 7, 2025 Orders, the Court adopted the Stipulation.

On February 6, 2025, the deadline for filing an amended complaint, plaintiffs filed a Notice of Dismissal without prejudice. While plaintiffs should have sought Court approval, the Clerk accepted the Notice of Dismissal and the lead case has been marked closed.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since January 17, 2014, our common stock has been quoted on The NASDAQ Stock Market under the symbol “NVFY.” On March 28, 2025, the closing price for our common stock as reported on the NASDAQ Stock Market was $0.71 per share.

Holders of Record

On March 28, 2025, there were approximately 60 holders of record based on information provided by our transfer agent. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

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

Item 6. [Reserved]

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

On December 7, 2017, we incorporated i Design Blockchain Technology, Inc. (“i Design”) under the laws of the State of California. The purpose of i Design is to build our own blockchain technology team. i Design is in the planning stage and has had minimum operations to date. On December 12, 2019, we became the sole shareholder of Nova Living (M) SDN. BHD. (“Nova Malaysia”), a company incorporated on July 26, 2019 under the laws of Malaysia. Nova Malaysia marketed and sold high-end physiotherapeutic jade mats for use in therapy clinics, hospitality, and real estate projects in Malaysia and other regions in Southeast Asia.

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

We do not have access to a revolving credit facility. On May 4, 2020, the Company received loan proceeds in the amount of approximately $139,802 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. On May 5, 2020, Diamond Bar Outdoors Inc. (“Diamond Bar”) was granted a loan from Cathay Bank in the aggregate amount of $176,294, pursuant to the Paycheck Protection Program. On June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. In July 2021, we completed a registered direct offering of our shares of common stock and received offering gross proceeds of $3,120,622. In May 2024, August 2024 and October 2024, we completed three private placements for gross proceeds of $750,000. We currently believe that our financial resources will be adequate to finance our operations in the next 12 months. However, in the event that we do need to raise capital in the future, the instability in the securities markets could adversely affect our ability to raise additional capital.

On April 18, 2024, the Company received written notice from the NASDAQ stating that the Company does not meet the requirement of maintaining a minimum of $2,500,000 in stockholders’ equity for continued listing on the NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5550(b)(1), the Company also does not meet the alternative of market value of listed securities of $35 million under NASDAQ Listing Rule 5550(b)(2) or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years under NASDAQ Listing Rule 5550(b)(3), and the Company is no longer in compliance with the NASDAQ Listing Rules. The NASDAQ notification letter provided the Company until June 6, 2024 to submit a plan to regain compliance. If the plan is accepted, NASDAQ can grant the Company an extension up to 180 calendar days from the date of NASDAQ letter to demonstrate compliance. The Company submitted its plan of compliance on May 28, 2024 and a supplemental letter to the plan of compliance on June 20, 2024. Based on the review of the letters submitted by the Company, Staff has determined to grant the Company an extension until October 14, 2024 to regain compliance with the Rule and the Company must complete its initiatives and provide evidences for the compliance with the Rule as required by Nasdaq. On October 11, 2024, the Company and Nova Samoa have entered into orders to purchase inventories in total amount of $4,600,000, which will be paid in 3,321,429 shares (“Shares”) of common stock of the Company at US$1.40 per share. As of the date of the report, the Company believes it has regained compliance with the stockholders’ equity requirement based upon the specific transaction referenced. Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of this annual report the Company does not evidence compliance, that it may be subject to delisting.

On December 27, 2024, the Company received a letter from Nasdaq notifying the Company that, because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company no longer meets the minimum bid price requirement for continued listing on Nasdaq under Nasdaq Marketplace Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). The Company has a period of 180 calendar days from the date of notification, until June 25, 2025 (the “Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. If at any time before the expiration of the Compliance Period the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement. If the Company does not regain compliance by the end of the Compliance Period, the Company may be eligible for an additional 180 calendar day period to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. However, if it appears to Nasdaq that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice that the Company’s securities will be subject to delisting.

The Company intends to continue actively monitoring the bid price for its common stock between now and the expiration of the Compliance Period and will consider all available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement.

Principal Factors Affecting Our Financial Performance

Since 2019, we have moved away from low margin products and this move was intended to improve our gross profit margin, receivable collections and net profitability, and to increase our return on long-term equity. We terminated sales and marketing efforts to customers that represented a high purchase volume but low profit margin, and we adjusted our product line, which included the launch of our Summer 2023 Collection in the Las Vegas and High Point Markets, with a view to attracting a higher-end ultimate customer. The core focus of the Company’s direction today is entirely centered on our products. Identifying a fashion-driven generational shift in the general perception and consumption of furniture and being more aware of actual consumer tastes and how best to fulfill and engage that need. Closely integrating product development alongside marketing results in appealing products that adheres to the scope of our target demographic of decision makers in the design, staging and retail fields. A process that is continually refined upon each release cycle, maintaining a singular, cohesive vision. In short, we have better identified our customers and how to cater to them – in the process gaining greater traction with every product launch considerably more so on an international level than ever previous. We believe these new strategies, will provide us with significant long term growth opportunities. Significant factors that we believe could affect our operating results are the (i) prices of our products to our domestic and international retailer and wholesaler customers and their markups to end consumers; (ii) general economic conditions in the U.S., Chinese, and other international markets; and (iii) trade tariffs imposed by the United States on certain products manufactured in China; and (iv) high interest rate, inflation and slow- down in real estate market. We believe most of our customers are willing to pay for our high quality and stylish products, timely delivery, and strong production capacity at price levels which we expect will allow us to maintain a relatively high gross profit margin for our products. We do not manufacture our products, but instead we utilize third-party manufacturers. In response to the tariffs imposed by the United States on products manufactured in China, we are in the process of shifting a portion of our product manufacturing from third-party manufacturers located in China to third-party manufacturers located in other parts of Asia, such as Vietnam, India and/or Malaysia, countries unaffected by the tariffs. Implementation of a relocation of manufacturing (which by necessity includes an assessment of the factory’s ability to deliver the quantity of the product, in accordance with the Company’s specifications, and in accordance with the Company’s quality control requirements) is time-consuming, but a portion of suppliers manufacturing our products has been transitioned to Malaysia and India starting in 2020 and we expect that more of our manufacturing will be transitioned to one or more of these venues. Some of our manufacturing will continue to be performed in China because the intellectual know-how necessary to manufacture certain products is not generally available in other Asian countries. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites should also allow us at least to maintain our gross profit margins. The markets in North America is challenging because such markets are experiencing a slow-down and may be entering a recession due to high interest rate and inflation.

Critical Accounting Policies

While our significant accounting policies are described more fully in Note 2 to our accompanying audited consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this Management’s Discussion and Analysis.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for Nova LifeStyle and its subsidiaries, Diamond Bar, i Design, Nova Furniture, Nova Samoa, Nova Malaysia and its former subsidiary, Nova HK.

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

Accounts Receivable

Our accounts receivable arises from product sales. We do not adjust receivables for the effects of a significant financing component at contract inception if we expect to collect the receivables in one year or less from the time of sale. We do not expect to collect receivables greater than one year from the time of sale. Our policy is to maintain an allowance for expected credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. We maintained an allowance for expected credit loss of $367 and $532 as of December 31, 2024 and December 31, 2023, respectively. During the years ended December 31, 2024 and 2023, expected credit losses provision (reversal) was ($165) and ($2,382), respectively. As of December 31, 2024, we had gross receivable of $36,738 of which $12,796 was over 90 days past due. The allowance for expected credit losses is our best estimate of the amount of expected credit losses in our existing trade accounts receivable. We determine the allowance based on historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the year ended December 31, 2024, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

As of December 31, 2024, the accumulated undistributed earnings generated by its foreign subsidiaries were approximately 22.2 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of December 31, 2024 and 2023, unrecognized tax benefits were approximately nil and nil, respectively. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was nil as of December 31, 2024 and 2023.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the nine months ended December 31, 2024 and 2023, is as follows:

	Gross UTB
	2024	2023

Balance – January 1
Foreign exchange adjustment
Balance – December 31	$-	$-

At December 31, 2024 and 2023, the Company had cumulatively accrued approximately nil and nil for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled nil and nil for the years ended December 31, 2024 and 2023, respectively, related to the Company’s operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

Nova Lifestyle and Diamond Bar are subject to U.S. federal and state income taxes and tax years 2020-2024 remain open to examination by tax authorities in the U.S.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault. As alternatives for the product return option, the customers have the option of asking us for a discount for products with quality issues, or of receiving replacement parts from us at no cost. The amount of reserves for return of products, the discount provided to the customers, and cost for the replacement parts were immaterial for the years ended December 31, 2024 and 2023.

The Company considers itself acting as a principal for sales of goods which is evidenced by (i) the Company is primarily responsible for fulfilling the promise to provide the specified goods, (ii) the Company has inventory risk before the specified goods have been transferred to a customer or after transfer of control to the customer, (iii) the Company has discretion in establishing the price for the specified good. Thus, the Company’s’ revenue is recognized at a point in time when a promised good is delivered to a customer.

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling expenses on our audited consolidated statements of operations.

Foreign Currency Translation and Transactions

The accompanying audited consolidated financial statements are presented in United States Dollar (“$” or “USD”), which is also the functional currency of Nova LifeStyle, Nova Furniture, Nova Samoa, Diamond Bar, and i Design.

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

The financial statements are presented in U.S. dollars. Assets and liabilities are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average of the exchange rates in effect during the reporting period. Stockholders’ equity accounts are translated using the historical exchange rates at the date the entry to stockholders’ equity was recorded, except for the change in accumulated deficits during the period, which is translated using the historical exchange rates used to translate each period’s income statement. Differences resulting from translating functional currencies to the reporting currency are recorded in accumulated other comprehensive income in the balance sheets.

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 2024	RM4.47 to 1
December 31, 2023	RM4.59 to 1

Income statement and cash flow items
For the year ended December 31, 2024	RM4.57 to 1
For the year ended December 31, 2023	RM4.56 to 1

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

New Accounting Pronouncements

Recently Adopted Accounting Standards

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 of the two-step goodwill impairment test, under which a goodwill impairment loss was measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss is measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). This Update is effective for smaller reporting companies for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2022, which is required to be applied prospectively from the date of adoption. The Company adopted ASU 2017-04 for its interim and annual goodwill impairment tests beginning January 1, 2023. The adoption of ASU 2017-04 did not have any impact on our audited consolidated financial statements.

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

ln December 2023, the FASB issued Accounting Standards Update No.2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation,(2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3)income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual period beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its audited consolidated financial statements and related disclosures.

In January 2025, the FASB issued ASU 2025-01 Income Statement-Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027.

We do not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on our financial statement presentation or disclosures.

Results of Operations

Comparison of Years Ended December 31, 2024 and 2023

The following table sets forth the results of our operations for the years ended December 31, 2024 and 2023.

	Years Ended December 31,
	2024		2023
	$	% of Sales	$	% of Sales
Net sales	$9,686,975		$11,087,459
Cost of sales	(5,437,484)	(56)%	(6,913,902)	(62)%
Gross profit	4,249,491	44%	4,173,557	38%
Operating expenses	(9,612,846)	(99)%	(10,592,105)	(96)%
Loss from operations	(5,363,355)	(55)%	(6,418,548)	(58)%
Other expenses, net	(195,736)	(2)%	(573,617)	(5)%
Income tax expenses	(2,614)	-	(731,092)	(7)%
Net loss	(5,561,705)	(57)%	(7,723,257)	(70)%

Net Sales

Net sales for the year ended December 31, 2024 were $9.69 million, a decrease of 13% from $11.09 million for the same year of 2023. This decrease in net sales resulted primarily from 39% decrease in sales volume, while partially offset by 43% increase in average selling price. Our three largest selling product categories for the year ended December 31, 2024 were sofas, beds and coffee tables, which accounted for approximately 50%, 13% and 8% of sales, respectively. For the year ended December 31, 2023, the three largest selling categories were sofa, jade mats, and beds, which accounted for approximately 37%, 18% and 13% of sales, respectively.

The $1.40 million decrease in net sales for the year ended December 30, 2024, compared to the same year of 2023, was mainly due to decreased sales to Asia. Sales to Asia decreased by 100% to nil for the year ended December 31, 2024, compared to $2.00 million for the same year of 2023, such decrease mainly due to our liquidation sales of the entire inventory of jade mats by Nova Malaysia for approximately $1.95 million in Malaysia for the year ended December 31, 2023. Also, sales to other countries decreased by $79,120 to $251,039 for the year ended December 31, 2024, from $330,159 for the same year of 2023, primarily due to less direct container sales in other countries. However, the decrease in net sales in Asia and other countries was partially offset by the increase in sales to North America. Sales to North America increased by $0.66 million to $9.44 million for the year ended December 31, 2024, from $8.77 million for the same year of 2023, primary due to more sales order received from our customers in North America.

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales decreased by 21% to $5.44 million for the year ended December 31, 2024, compared to $6.91 million for the same year of 2023. Cost of sales as a percentage of sales decreased to 56% for the year ended December 31, 2024, compared to 62% for the same year of 2023. The decrease in cost of sales in dollar term was mainly due to decreased net sales. The decrease in cost of sales as a percentage of sales is a result of the liquidation sales of the jade mats in Malaysia which came with high cost and low profit margin in the second quarter of 2023. We sold our jade mats in the cost of $1.49 million (after impairment) for $1.95 million entirely in 2023.

Gross Profit

Gross profit was $4.25 million for the year ended December 31, 2024, compared to $4.17 million for the same year of 2023, representing an increase in gross profit of $0.08 million. Our gross profit margin was 44% for the year ended December 31, 2024, compared to 38% for the same year of 2023. The increase in gross profit and gross profit margin was mainly a result of the liquidation sales of the jade mats in Malaysia which came with low profit margin during the year ended December 31, 2023

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses, and research and development. Operating expenses were $9.61 million for the year ended December 31, 2024, compared to $10.59 million for the same year of 2023. Selling expenses decreased by 36%, or $0.86 million, to $1.56 million for the year ended December 31, 2024, from $2.42 million for the same year of 2023, primarily due to decreased marketing and advertising expenses. On the other hand, general and administrative expenses increased by 20%, or $1.00 million, to $6.06 million for the year ended December 31, 2024, from $5.06 million for the same year of 2023, primarily due to an increase in consulting fee of $1.17 million and professional fees of $0.05 million, while the increase was partially offset by a decrease in bad debt of $0.19 million and depreciation of $0.30 million. In addition, research and development decreased by 36%, or $1.12 million to $2.00 million for the year ended December 31, 2024, from $3.11 million for the same year of 2023, primary due to our spending less on our AI and IT system.

Other Expenses, Net

Other expenses, net was $195,736 for the year ended December 31, 2024, compared to other expenses, net of $573,617 for the same period of 2023, representing a decrease in other expenses of $377,881. The decrease in other expenses was due primarily to an increase in foreign exchange gain by $430,971 to $13,281 for the year ended December 31, 2024, from foreign exchange loss of $417,690 for the same year of 2023. The increase in foreign exchange gain in 2024 from foreign exchange in 2023 loss was mainly a result of the appreciation of U.S. dollar against Malaysian Ringgit on acquisition of AI and IT systems in U.S. dollars during the year ended December 31, 2024.

Income Tax Expenses

Income tax expenses were $2,614 and $731,092 for the year ended December 31, 2024 and 2023, respectively. The income tax benefits for the year ended December 31, 2024 were mainly due to minimum tax in California for our subsidiaries in U.S. The income tax expenses for the year ended December 31, 2023 were primarily due to the net taxable income from Nova Malaysia. The net taxable income was resulted from the income from debt forgiveness to Nova Malaysia from Nova HK, while offset with inventory impairment loss incurred in Malaysia, current operating loss and prior year net operating loss in Nova Malaysia.

Net Loss

As a result of the foregoing, our net loss was $5.56 million for the year ended December 31, 2024, compared to $7.72 million for the same year of 2023.

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

We rely primarily on internally generated cash flow and available working capital to support growth. We may seek additional financing in the form of bank loans or other credit facilities or funds raised through offerings of our equity or debt, if and when we determine such offerings are required. As of December 31, 2024, we do not have any credit facilities. We believe that our current cash and cash equivalents and anticipated cash receipts from sales of products will be sufficient to meet our anticipated working capital requirements and capital expenditures for the next 12 months.

We had working capital of $2,849,236 at December 31, 2024, an increase of $2,789,179 from net working capital of $60,057 at December 31, 2023. The ratio of current assets to current liabilities was 1.56-to-1 at December 31, 2024.

The following is a summary of cash provided by or used in each of the indicated types of activities during the year ended December 31, 2024 and 2023:

	2024	2023
Cash (used in) provided by:
Operating activities	$(1,391,779)	$(1,580,247)
Investing activities	(14,121)	18,643
Financing activities	1,175,578	-

Net cash used in operating activities was $1.39 million for the year ended December 31, 2024, a decrease in cash outflow by $0.19 million from $1.58 million of cash used in operating activities for the same year of 2023.

The decrease in cash outflow was attributable primarily to an increase in cash inflow of $1.29 million for research and development to $1.96 million cash inflow for the year ended December 31, 2024, from $0.68 million cash inflow for the same year of 2023, such increase in cash inflow being mainly due to issued our common stocks instead of cash to purchase various IT systems which are integrated with our current existing IT system. The decrease in cash outflow was partially offset by increase in cash outflow of $3.19 million for inventories to $0.67 million cash outflow for the year ended December 31, 2024, from $2.53 million cash inflow for the same year of 2023, such increase in cash outflow being mainly due to more purchases were made from our suppliers for the year ended December 31, 2024.

Net cash used in investing activities was $14,121 for the year ended December 31, 2024, an increase in cash outflow of $32,764 from $18,643 of cash provided by investing activities for the same year of 2023. We incurred cash outflow of $14,121 from the purchase of forklift in Nova Malaysia for the year ended December 31, 2024. For the year ended December 31, 2023, we incurred cash inflow of $18,643 due to disposal of our fixed assets.

Net cash provided by financing activities was $1.18 million for the year ended December 31, 2024, compared to nil for the same year of 2023. During the year ended December 31, 2024, we borrowed $0.07 million from an unrelated party and $0.36 million from a shareholder. We also sold 450,000 shares of common stock with the proceeds of $0.75 million for our working capital.

As of December 31, 2024, we had gross accounts receivable of $36,738 of which $4,143 was not yet past due and $3,212 was less than 90 days past due. We had an allowance for expected credit losses of $367. As of March 18, 2025, 93.4% of accounts receivable outstanding as of December 31, 2024 had been collected.

100% of our accounts receivable outstanding at December 31, 2023 had been collected during the year ended December 31, 2024.

As of December 31, 2024 and 2023, we had advances to suppliers of $4,689,148 and $93,740, respectively. These supplier prepayments are made for goods before we actually receive them.

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

As of March 18, 2025, $28,924 or 0.6% and $93,740 or 100% of our advances to suppliers outstanding at December 31, 2024 and 2023 had been delivered to us in the form of purchases of furniture.

Other Long-Term Liabilities

As of December 31, 2024, we recorded long-term taxes payable of nil million, consisting of an income tax payable of nil, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on our post-1986 foreign unremitted earnings, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

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

Item 7A Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

Our financial statements, together with the report thereon, appear in a separate section of this Annual Report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2024. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in the 2014 Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during or subsequent to the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements

During the fiscal quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to nominees for director of Nova LifeStyle, compliance with Section 16(a) of the Securities Exchange Act of 1934, and the Company’s code of ethics is set forth under the captions “Proposal 1–Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Code of Ethics,” respectively, in the Proxy Statement for the 2025 Annual Meeting of Stockholders. The information required by this item regarding delinquent Section 16(a) reports, if applicable, is set forth under “Delinquent Section 16(a) Reports” in the Proxy Statement and incorporated herein by reference. The information required by this item regarding our insider trading policies and procedures is set forth under “Insider Trading Policies” in the Proxy Statement and incorporated herein by reference. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of or are included in this Annual Report:

1.	Financial statements listed in the Index to Financial Statements, filed as part of this Annual Report beginning on page F-1; and

2.	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and between Stevens Resources, Inc. and Nova LifeStyle, Inc., dated June 14, 2011 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
2.2	Share Exchange Agreement and Plan of Reorganization by and between Nova Furniture Limited and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
2.3	Return to Treasury Agreement by and between Nova LifeStyle, Inc. and Alex Li, dated June 30, 2011 (Incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
3.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-163019) filed on November 10, 2009)
3.2	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
3.3	Certificate of Amendment to Articles of Incorporation filed with the Secretary of the State of Nevada on December 15, 2009, and effective as of September 9, 2009 (Incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
3.4	Articles of Merger between Stevens Resources, Inc. and Nova LifeStyle, Inc. amending the Articles of Incorporation filed with the Secretary of State of the State of Nevada on June 14, 2011, and effective as of June 27, 2011 (Incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
3.5	Articles of Exchange of Nova Furniture Limited and Nova LifeStyle, Inc. filed with the Secretary of State of the State of Nevada on June 30, 2011 (Incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
3.6	First Amendment to the Amended and Restated Bylaws of Nova Lifestyle, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36259) filed on February 28, 2018)
3.7	Certificate of Change to Authorized Shares of Nova Lifestyle, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36259) filed on December 20, 2019)
3.8	Certificate of Change filed with the Nevada Secretary of State on May 22, 2023 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 23, 2023)
3.9	Certificate of Change to the Articles of Incorporation of Nova LifeStyle Inc. filed with the Nevada Secretary of State on September 5, 2023 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2023)
4.1	Specimen Stock Certificate (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
4.2	Form of Investor Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 26, 2021)
4.3	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 26, 2021)
4.4†	Description of Securities registered under Section 12 of the Securities Exchange Act of 1934, as amended
10.1	Shareholder Agreement by and between Nova Furniture Limited and St. Joyal, dated January 1, 2011 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
10.2#	Form of Director Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 3, 2013)

Exhibit No.	Description
10.3#	Nova LifeStyle, Inc. 2014 Omnibus Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 333-163019) filed on July 10, 2014)
10.4#	Nova LifeStyle, Inc. Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (File No. 333-163019) filed on July 10, 2014)
10.5#	Employment Agreement by and between Nova Lifestyle Inc. and Thanh H. Lam dated May 8, 2018 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2018)
10.6	Sales Representative Agreement by and between Diamond Bar Outdoors, Inc. and Tawny Lam Consulting, Inc. dated January 4, 2020 (Incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on May 12, 2020)
10.7	Nova LifeStyle, Inc. 2021 Omnibus Equity Plan (Incorporated herein by reference to Annex A to the Company’s Definitive Proxy on Schedule 14A filed on April 13, 2021)
10.8	Form of Securities Purchase Agreement dated July 23, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2021)
10.9#	Employment Agreement by and between Nova Lifestyle Inc. and Jeffery Chuang dated August 11, 2021 (Incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on April 8, 2022)
10.10#	Amendment to Employment Agreement by and between Nova Lifestyle Inc. and Thanh H. Lam dated December 30, 2021 (Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on April 8, 2022)
10.11#	Employment Agreement by and between Nova Lifestyle Inc. and Thanh H. Lam dated May 8, 2023 (Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on April 15, 2024)
10.12#	Employment Agreement by and between Nova Lifestyle Inc. and Jeffery Chuang dated September 1, 2023 (Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on April 15, 2024)
10.13	Sale and Purchase Agreement by and among Nova LifeStyle Inc., Nova Living (M) Sdn Bhd and Web 3.0 Sdh Bhd dated November 16, 2023(Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2023)
10.14#	Amendment to Employment Agreement by and between Nova Lifestyle Inc. and Jeffery Chuang dated December 22, 2023 (Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on April 15, 2024)
10.15	Sale and Purchase Agreement by and among Nova LifeStyle Inc., Nova Living (M) Sdn Bhd and ATS Brand Sdh Bhd dated January 23, 2024 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2024)
10.16	Securities Purchase Agreement dated May 16, 2024. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2024)
10.17

Sale and Purchase Agreement by and among Nova LifeStyle Inc., Nova Living (M) Sdn Bhd and Hong Sheng Sdn Bhd dated July 5, 2024 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2024)

10.18	Securities Purchase Agreement dated July 30, 2024. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2024)
10.19

Sale and Purchase Agreement by and among Nova LifeStyle Inc., Nova Living (M) Sdn Bhd and VT Conceptone Sdn Bhd dated August 7, 2024 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2024)

10.20	Form of Purchase Order, dated October 11, 2024 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2024)
10.21	Securities Purchase Agreement dated October 25, 2024. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 28, 2024)
10.22	Securities Purchase Agreement dated January 6, 2025. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2025)
10.23	Securities Purchase Agreement dated February 10, 2025. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2025)
10.24

Debt Repayment Agreement by and between the Company and the Creditor dated February 20, 2025. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2025)

10.25	Form of Purchase Order (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2025)
10.26	Securities Purchase Agreement dated March 13, 2025.(Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2025)
14.1	Code of Business Conduct and Ethics of Nova Lifestyle, Inc. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 10, 2013)
19.1	Insider Trading Policy (Incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on April 15, 2024)
21.1	Subsidiaries of the Registrant
23.1†	Consent of WWC, P.C.
23.2†	Consent of Enrome LLP
24.1†	Power of Attorney (Included on the Signature Page of this Annual Report on Form 10-K)
31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (Incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on April 15, 2024)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Indicates management contract or compensatory plan, contract or arrangement.

†Filed herewith.

‡Furnished herewith.

NOVA LIFESTYLE, INC.

Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nova Lifestyle, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nova Lifestyle, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and the related consolidated statements of loss and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2024 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and the results of its operations and its cash flows for the year ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss and operating cash outflow of $5,561,705 and $1,391,779 respectively for the year ended December 31, 2024 and accumulated deficit of $49,991,515 for the year ended December 31, 2024. These factors, raise substantial doubt about its ability to continue as going concern. Management’s plan in regards to these matters are described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Enrome LLP	143 Cecil Street #19-03/04	admin@enrome-group.com
	GB Building Singapore 069542	www.enrome-group.com

Goodwill

We assessed the carrying value of goodwill as a critical audit matter. As discussed in Note 2 to the consolidated financial statements of December 31, 2024, the Company’s goodwill balance was $ 218,606. The account required challenging, subjective, and complex judgement and assumptions regarding the estimation of future cash flow and finding the appropriate weighted average cost of capital to determine the balance is reasonable, properly disclosed, and not material misstated.

Our principal audit procedures performed to address the goodwill impairment included the following:

●	Evaluated management of significant assumptions and estimate which is particularly related to future revenue growth rates, capital expenditures, operating margins on evaluating the impact on the fair values according to the changes in assumptions.

●	Assessing the appropriateness of the methodology applied in estimating the fair values of the Company’s goodwill and evaluating the reasonableness of certain ratios and assumption used in analysis.

●	Performed quantitative analysis by using the valuation model to evaluate the fair value and test whether impairment exists.

The accounts relevant to this critical audit matter include the gross value of the goodwill, and related impairment expense, and related disclosure in the accompanying Note 2 to the consolidated financial statements.

/s/ Enrome LLP

We have served as the Company’s auditor since 2024

Singapore

Mar 31, 2025

Enrome LLP	143 Cecil Street #19-03/04	admin@enrome-group.com
	GB Building Singapore 069542	www.enrome-group.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Shareholders of Nova Lifestyle, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nova Lifestyle, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2023, and the related consolidated statements of loss and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Emphasis Matter – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss for the years ended December 31, 2023, and the accumulated deficit increased from $36.71 million to $44.43 million from 2022 to 2023. These factors, raise substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

San Mateo, California

April 12, 2024

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

	2024	2023

Assets

Current Assets
Cash and cash equivalents	$161,902	$369,137
Accounts receivable, net	36,371	46,998
Advance to suppliers	4,689,148	93,740
Inventories	2,824,353	2,213,311
Prepaid expenses	202,294	984,934
Other receivables	17,415	41,265

Total Current Assets	7,931,483	3,749,385

Noncurrent Assets
Property, plant and equipment, net	252,186	287,673
Right-of-use assets, net	1,459,496	1,904,349
Intangible assets, net	3,109	8,473
Lease deposit	52,523	69,992
Goodwill	218,606	218,606

Total Noncurrent Assets	1,985,920	2,489,093

Total Assets	$9,917,403	$6,238,478

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF DECEMBER 31, 2024 AND 2023

	2024	2023

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$728,546	$430,045
Operating lease liabilities, current	716,602	701,985
Finance lease liabilities, current	32,585	-
Contract liabilities	413,583	306,532
Loan from shareholders	385,147	-
Accrued liabilities and other payables	1,683,033	1,100,661
Other loan	13,424	-
Income tax payable	1,852,399	1,150,105

Total Current Liabilities	5,825,319	3,689,328

Noncurrent Liabilities
Other Loan	197,828	147,428
Operating lease liabilities, non-current	730,291	1,262,256
Finance lease liabilities, non-current	40,451	-
Income tax payable	-	643,112

Total Noncurrent Liabilities	968,570	2,052,796

Total Liabilities	6,793,889	5,742,124

Contingencies and Commitments

Stockholders’ Equity
Common stock, $0.001 par value; 250,000,000 shares authorized, 7,301,206 and 1,917,706 shares issued and outstanding as of December 31, 2024 and 2023, respectively	7,301	1,918
Additional paid-in capital	52,585,582	44,402,821
Accumulated other comprehensive income	522,146	521,425
Accumulated deficits	(49,991,515)	(44,429,810)

Total Stockholders’ Equity	3,123,514	496,354

Total Liabilities and Stockholders’ Equity	$9,917,403	$6,238,478

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023

Net Sales	$9,686,975	$11,087,459

Cost of Sales	5,437,484	6,913,902

Gross Profit	4,249,491	4,173,557

Operating Expenses
Selling expenses	1,557,508	2,417,479
General and administrative expenses	6,057,477	5,056,500
Research and development	1,997,861	3,118,126

Total Operating Expenses	9,612,846	10,592,105

Loss From Operations	(5,363,355)	(6,418,548)

Other Income (Expenses)
Non-operating income	4,496	19,979
Foreign exchange transaction income (loss)	13,281	(417,690)
Interest expense, net	(31,244)	(9,495)
Financial expense	(182,269)	(166,411)

Total Other Expenses, Net	(195,736)	(573,617)

Loss Before Income Taxes	(5,559,091)	(6,992,165)

Income Tax Expense	(2,614)	(731,092)

Net Loss	(5,561,705)	(7,723,257)

Other Comprehensive Loss
Foreign currency translation	721	444,183

Net Loss and Comprehensive Loss	(5,560,984)	(7,279,074)

Weighted average shares outstanding - Basic and Diluted	3,765,727	1,556,555

Net loss per share of common stock
Basic and Diluted	$(1.48)	$(4.96)

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits)	Equity

Balance as of January 1, 2023	1,438,268	$1,440	$43,239,701	$77,242	$(36,706,553)	$6,611,830

Stock issued to employees	2,400	2	5,878	-	-	5,880

Stock issued to consultants	15,000	15	45,985	-	-	46,000

Stock issued to designer	45,491	45	119,918	-	-	119,963

Stock issued to IT consultant	150,000	150	317,850	-	-	318,000

Acquisition of AI IT System	270,000	270	674,730	-	-	675,000

Rounding due to 1:5 reversed stock split	(3,453)	(4)	(1,241)	-	-	(1,245)

Foreign currency translation loss	-	-	-	444,183	-	444,183

Net loss	-	-	-	-	(7,723,257)	(7,723,257)

Balance as of December 31, 2023	1,917,706	$1,918	$44,402,821	$521,425	$(44,429,810)	$496,354

Stock issued to employees	6,000	6	11,139	-	-	11,145

Stock issued to consultants	400,000	400	724,599	-	-	724,999

Stock issued to designer	46,071	46	89,954	-	-	90,000

Acquisition of AI and IT Systems	1,160,000	1,160	1,960,840	-	-	1,962,000

Stock issued to suppliers	3,321,429	3,321	4,646,679	-	-	4,650,000

Stock issued to an investor	450,000	450	749,550	-	-	750,000

Foreign currency translation loss	-	-	-	721	-	721

Net loss	-	-	-	-	(5,561,705)	(5,561,705)

Balance as of December 31, 2024	7,301,206	$7,301	$52,585,582	$522,146	$(49,991,515)	$3,123,514

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023

Cash Flows From Operating Activities
Net loss	$(5,561,705)	$(7,723,257)

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	60,853	55,446
Amortization of right-of-use assets	449,349	748,344
Write down of inventories	56,583	140,131
Stock based compensation expense	757,692	499,631
Research and development	1,962,000	675,000
Changes in allowance for credit losses	(165)	(2,382)
Changes in operating assets and liabilities:
Accounts receivable	10,792	243,862
Advance to suppliers	54,592	(72,567)
Inventories	(667,626)	2,525,732
Prepaid expenses	885,171	468,223
Other receivables	23,850	37,910
Operating lease liabilities	(521,844)	(735,151)
Financing lease liabilities	73,036	-
Accounts payable	298,501	108,784
Contract liabilities	101,793	137,172
Accrued liabilities and other payables	585,722	672,715
Taxes payable	39,627	640,160

Net Cash Used in Operating Activities	(1,391,779)	(1,580,247)

Cash Flows From Investing Activities
Disposal of property, plant, and equipment	-	18,643
Purchase of property, plant, and equipment	(14,121)	-

Net Cash (Used in) Provided by Investing Activities	(14,121)	18,643

Cash Flows From Financing Activities
Proceed from a unrelated party	65,578	-
Proceed from loan from a shareholder	360,000	-
Proceed from issuing common stocks	750,000	-

Net Cash Provided by Financing Activities	1,175,578	-

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$23,087	$556,574

Net Decrease in Cash and Cash Equivalents	(207,235)	(1,005,030)

Cash and Cash Equivalents, Beginning of Year	369,137	1,374,167

Cash and Cash Equivalents, Ending of Year	$161,902	$369,137

Supplemental Disclosure of Cash Flow Information

Cash paid during period for:
Income tax payments	$5,854	$90,931
Interest expense	$32,477	$6,176

Supplemental Disclosure of Non-Cash Activities
Obtained new right of use of autos	69,700

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

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

On December 7, 2017, Nova LifeStyle incorporated i Design Blockchain Technology, Inc. (“i Design”) under the laws of the State of California. The purpose of i Design is to build the Company’s own blockchain technology team. This company will focus on the application of blockchain technology in the furniture industry, including encouraging and facilitating interactions among designers and customers, and building a blockchain-powered platform that enables designers to showcase their products, including current and future furniture designs. This company is in the planning stage and has had minimal operations through December 31, 2024.

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

Going Concern

The accompanying audited consolidated financial statements have been prepared on a going concern basis and following GAAP in the U.S. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company incurred a net loss and operating cash outflow of $5.56 million and $1.39 million, respectively for the years ended December 31, 2024. The accumulated deficit of the Company was $49.99 million for the year ended December 31, 2024. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern.

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

The Company management has the following plans to alleviate the substantial doubt: the Company will participate in four major U.S. furniture fairs every year to seek new customers to increase the Company’s sales. To augment diversified revenue streams, the Company’s subsidiary Nova Malaysia has engaged in the development of an innovative home decoration design IT software systems. The Company plans to raise money from the market to increase cash flow and investment capital in addition to the private placement during the next year.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the single step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After evaluating and weighing all these relevant events and circumstances, it was concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of Diamond Bar is greater than its carrying amount. As such, it is not necessary to perform the single step goodwill impairment test for the Diamond Bar reporting unit. Accordingly, as of December 31, 2024 and 2023, the Company concluded there was no impairment of goodwill of Diamond Bar.

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

Accounts receivable consisted of the following as of the date indicated:

	December 31, 2024	December 31, 2023

Accounts receivable	$36,738	47,530
Less: allowance for credit losses	(367)	(532)
Total accounts receivable, net	$36,371	46,998

Expected credit losses (reversal) provision consisted for the following as of the dated indicated:

	December 31, 2024	December 31, 2023

Balance – January 1	$532	2,914
Expected credit losses (reversal) provision	(165)	(2,382)
Balance – December 31	$367	532

The expected credit losses (reversal) provision for the years ended December 31, 2024 and 2023 was ($165) and ($2,382) respectively.

Advances to Suppliers

Advances to suppliers represent amounts paid to suppliers in advance for goods that are yet to be delivered and from which future economic benefits are expected to flow to the Company within the normal operating cycle. Based on its historical record and in normal circumstances, the Company receives goods within 4 to 6 months from the date the advance payment is made. During the year ended December 31, 2024 and 2023, no provision was made on advances to suppliers.

Inventories

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the year ended December 31, 2024 and 2023, the Company wrote down $56,583 and $140,131 of slow-moving inventory. The inventory write-down is included in “Cost of Sales” from continuing operations in the consolidated statements of loss and comprehensive loss.

Property, plant, and Equipment

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the years ended December 31, 2024 and 2023.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. During 2023, the Company has been developing Virtual and Augmented reality software and AI system for potential consulting business. In addition, during 2024, the Company acquired IT systems for AI-Calculation Engine, Nova Living DesignXperience System and Payment IT System which were integrated into our current IT system (see Note 12). The entire system is far from complete as it requires to integrate with other components in order to be functional. It is still in development stage and not in operation. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expenses were $2.00 million and $3.11 million the years ended December 31, 2024 and 2023, respectively.

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

Nova Lifestyle, Inc. and Diamond Bar are subject to U.S. federal and state income taxes. Nova Furniture BVI was incorporated in the BVI and Nova Samoa was incorporated in Samoa Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to the BVI and Samoa tax jurisdictions where Nova Furniture BVI and Nova Samoa are domiciled. Nova Malaysia is incorporated in Malaysia and is subject to Malaysia income taxes at the statutory rate of 24%. Nova Living (HK) Group Limited (“Nova HK”) is incorporated in Hong Kong and is subject to Hong Kong income taxes at the statutory rate of 16.5%. In February 2022, Nova HK was deregistered.

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the year ended December 31, 2024, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

As of December 31, 2024, the accumulated undistributed loss generated by its foreign subsidiaries were approximately $million and $22.2 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of December 31, 2024 and 2023, unrecognized tax benefits were approximately nil and nil, respectively. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was nil as of December 31, 2024 and 2023.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the year ended December 31, 2024 and 2023, is as follows:

	Gross UTB
	2024	2023
Balance – January 1
Foreign exchange adjustment
Balance – December 31	$-	$-

At December 31, 2024 and 2023, the Company had cumulatively accrued approximately nil and nil for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled nil and nil for the years ended December 31, 2024 and 2023, respectively, related to the Company’s operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

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

The Company’s sales policy allows for product returns within the warranty period if the product is defective and the defects are the Company’s fault. As alternatives to the product return option, the customers have the option of requesting a discount from the Company for products with quality issues or of receiving replacement parts from the Company at no cost. The amount for product returns, the discount provided to the Company’s customers, and the costs for replacement parts were immaterial for the years ended December 31, 2024 and 2023.

The Company considers itself acting as a principal for sales of goods which is evidenced by (i) the Company is primarily responsible for fulfilling the promise to provide the specified goods, (ii) the Company has inventory risk before the specified goods have been transferred to a customer or after transfer of control to the customer, (iii) the Company has discretion in establishing the price for the specified good. Thus, the Company’s’ revenue is recognized at a point in time when a promised good is delivered to a customer.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the years ended December 31, 2024 and 2023, shipping and handling costs were $5,256 and 1,682 respectively;

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense was $272,497 and $1,053,197 for the years ended December 31, 2024 and 2023, respectively.

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

The following table presents a reconciliation of basic and diluted loss per share for the years ended December 31, 2024 and 2023:

	2024	2023

Net loss	$(5,561,705)	$(7,723,257)

Weighted average shares outstanding – Basic and Diluted *	3,765,727	1,556,555

Net loss per share of common stock
Basic and Diluted	$(1.48)	$(4.96)

*	Including 1,500 and 0 shares that were granted and vested but not yet issued for the years ended December 31, 2024 and 2023, respectively.

For the year ended December 31, 2024, 4,500 shares of unvested restricted stock shares of the Company’s common stock, and 245,192 shares exercisable under warrants were excluded from the EPS calculation, as their effect were anti-dilutive.

For the year ended December 31, 2023, 4500 shares of unvested restricted stock, vested stock options to purchase 13,400 shares of common stock of the Company, and 245,192 shares exercisable under warrants were excluded from the EPS calculation, as their effects were anti-dilutive.

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

The following table sets forth information as to the Company’s customers that accounted for 10% or more of the Company’s sales and accounts receivable for the years ended December 31, 2024 and 2023.

Year Ended December 31, 2024		As of December 31, 2024
Customer	Percentage of Total Sales	Percentage of accounts receivable
A	2%	41%
B	0%	27%
C	0%	0%
D	0%	0%

Year Ended December 31, 2023		As of December 31, 2023
Customer	Percentage of total Sales	Percentage of accounts receivable
A	2%	17%
B	0%	0%
C	1%	20%
D	18%	0%

No customer accounted for 10% or more of the Company’s sales for the year ended December 31, 2024. One customer accounted for 18% of the Company’s sales for the year ended December 31, 2023.

Two customers accounted for 41% and 27%, respectively, of the Company’s gross accounts receivable as of December 31, 2024. Two customers accounted for 20% and 17%, respectively, of the Company’s gross accounts receivable as of December 31, 2023.

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases, accounts payable and advance to suppliers for the years ended December 31, 2024 and 2023.

Year Ended December 31, 2024		As of December 31, 2024		As of December 31, 2024
Supplier	Percentage of Total Purchase	Supplier	Balance of Accounts Payable	Balance of Advance to Supplier
A	16%	A	192,363	-
B	7%	B	128,141	-

Year Ended December 31, 2023		As of December 31, 2023		As of December 31, 2023
Supplier	Percentage of Total Purchase	Suppler	Balance of Accounts Payable	Balance of Advance to Supplier
A	15%	A	75,842	-
B	21%	B	190,810	-

The Company purchased its products from one and two major vendors during the years ended December 31, 2024 and 2023, respectively, accounting for a total of 16% for 2024 (21% and 15%) for 2023 of the Company’s purchases, respectively.

Accounts payable to these major vendors were $320,504 and $266,652 as of December 31, 2024 and 2023, respectively.

Advances made to these major vendors were nil as of December 31, 2024 and 2023, respectively.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 2024	RM 4.47 to 1
December 31, 2023	RM 4.59 to 1

Income Statement and cash flow items
For the year ended December 31, 2024	RM 4.57 to 1
For the year ended December 31, 2023	RM 4.56 to 1

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

The Company recognized no impairment of ROU assets as of December 31, 2024 and 2023.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the consolidated balance sheets at December 31, 2024 and 2023.

Reclassification

Certain prior period accounts have been reclassified in conformity with current period’s presentation.

New Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the probable, incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost basis. Am entity should apply ASU 2016-13 on a modified-retrospective transition approach that would require a cumulative-effect adjustment to the opening retained earnings in the balance sheets as of the date of adoption. In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for trouble debt restructurings by creditors and enhances the disclosure requirements for modifications of loans to borrowers experiencing financial difficulty. Additionally, ASU 2022-02 requires disclosure of gross write-offs by year of origination for receivables within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost, which should be applied prospectively. Both ASU 2016-13 and ASU 2022-02 are effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 and ASU 2022-02 beginning January 1, 2023. The adoption of ASU 2016-13 and ASU 2022-02 did not have any material impact on our consolidated financial statement presentation or disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 of the two-step goodwill impairment test, under which a goodwill impairment loss was measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss is measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). This Update is effective for smaller reporting companies for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2022, which is required to be applied prospectively from the date of adoption. The Company adopted ASU 2017-04 for its interim and annual goodwill impairment tests beginning January 1, 2023. The adoption of ASU 2017-04 did not have any impact on our audited consolidated financial statements.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01, Lease (Topic 842): Common Control Arrangements, which clarifies the accounting for leasehold improvements associated with leases between entities under common control (hereinafter referred to as common control lease). ASU 2023-01 requires entities to amortize leasehold improvements associated with common control lease over the useful life to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset through a lease, and to account for any remaining leasehold improvements as a transfer between entities under common control through an adjustment to equity when the lessee no longer controls the underlying asset. This ASU will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. An entity may apply ASU 2023-01 either prospectively or retrospectively. The Company is currently evaluating the impact that the adoption of ASU 2023-01 will have on our audited consolidated financial statement presentations and disclosures.

ln December 2023, the FASB issued Accounting Standards Update No.2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation,(2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3)income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual period beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its audited consolidated financial statements and related disclosures.

In January 2025, the FASB issued ASU 2025-01 Income Statement-Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Note 3 - Inventories

The inventories as of December 31, 2024 and 2023 totaled $2,824,353 and $2,213,311, respectively, and consisted entirely of finished goods.

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the year ended December 31, 2024 and 2023, the Company wrote-down $56,583 and $140,131 of slow-moving inventory, respectively. The inventory write-down is included in “Cost of Sales” in the consolidated statements of operations.

Note 4 - Property, plant, and Equipment, Net

As of December 31, 2024 and 2023, Property, plant, and equipment consisted of the following:

	December 31, 2024	December 31, 2023
Computer and office equipment	$271,415	$255,352
Decoration and renovation	387,288	378,237
	658,703	633,589
Less: accumulated depreciation	(406,517)	(345,916)
	$252,186	$287,673

Depreciation expense was $55,489 and $68,401 for the years ended December 31, 2024 and 2023, respectively.

Note 5 – Intangible Assets

As of December 31, 2024and 2023, intangible assets consisted of the following:

	December 31, 2024	December 31, 2023
Accounting software	$26,800	$26,800
Less: accumulated amortization	(23,691)	(18,327)
	$3,109	$8,473

Amortization expense was $5,364 and $ 5,364 for the years ended December 31, 2024 and 2023, respectively.

Note 6 – Advances to Suppliers

The Company makes advances to certain vendors for inventory purchases. The advances on inventory purchases were $4,689,148 and $ 93,740 as of December 31, 2024 and 2023, respectively. No impairment charges were made on advances to suppliers for the years ended December 31, 2024 and 2023.

Note 7 – Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables consisted of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023

Prepaid expenses	$202,294	$984,934
Other receivables	17,415	41,265
	$219,709	$1,026,199

As of December 31, 2024 and 2023, prepaid expenses and other receivables mainly represented prepaid insurance, prepaid rent, refund receivable from suppliers, prepaid advertising expense, and Celero and Cardknox account balances.

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

Note 8 – Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023

Other payables	$986,945	$139,722
Salary payable	8,727	7,511
Marketing	10,000	-
Financed insurance premiums	62,531	69,337
Auditing fee	190,000	125,000
Warranty liability	15,103	27,545
Accrued commission	47,466	58,669
Accrued expenses, others	362,261	672,877
	$1,683,033	$1,100,661

As of December 31, 2024 and 2023, other accrued expenses mainly included legal and professional fees, utilities and unpaid operating expenses incurred in Malaysia. Other payables represented balance on credit card, other taxes payable, 401(k) payable and payable for marketing, shipping, director and showroom.

On September 12, 2023, Nova Malaysia entered into an agreement with a consulting firm to deliver consultancy service for AI Trends and Tools. Nova Malaysia agreed to pay 5,000,000 Malaysia Ringgit ($1,065,235) for the service. During 2024, Nova Malaysia paid 4,100,000 Malyaia Ringgit ($896,234) to the consultant and was recorded as consulting expense. The remaining balance was recorded as accrued expenses.

Note 9 – Other Loans

On June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. The Loan, which was in the form of a promissory note dated June 19, 2020, matures on June 19, 2050 and bears interest at a rate of 3.75% per annum, payable monthly beginning 12 months from the date of the promissory note. Funds from the Loan may only be used for working capital. The loan was secured by all tangible and intangible property of Diamond Bar and has accumulated interest of $5,473 and $ 5,580 for the years ended December 31, 2024 and 2023, respectively.

On November 14, 2024, Nova Malaysia entered into a loan agreement in the aggregate amount of $65,784 (equivalent to Malaysia Ringgit 300,000) with an unrelated third party. The loan was in the form of a promissory note dated on November 14, 2024, matures on November 13, 2030, and bears no interest. The proceed of the loan is used for working capital.

Note 10 – Income Taxes

Taxes recoverable (payable) consisted of the following at December 31, 2024 and 2023:

	2024	2023
Income tax receivable – current	$-	$-
Income tax payable - current	(1,852,399)	(1,150,105)
Income tax payable – noncurrent	$-	$(643,112)

As of December 31, 2024 and 2023, current tax payable were $1.85 million and $1.15 million, respectively. For 2024, current tax payable, $1.85 million was arising from a one-time transition tax recognized in the fourth quarter of 2017 on post-1986 foreign unremitted earnings (see below).

As of December 31, 2024 and 2023, noncurrent tax payable were nil million and $0.64 million, respectively, arising from a one-time transition tax recognized in the fourth quarter of 2017 on post-1986 foreign unremitted earnings (see below).

The (benefit) provision for income taxes on loss from continuing operations consisted of the following:

	2024	2023
Current:
Federal	$-	$-
State	2,400	2,400
Malaysia	214	728,692
	2,614	731,092

Deferred:
Federal	-	-
State	-	-
Total provision expense for income taxes	$2,614	$731,092

The following is a reconciliation of the difference between the actual (benefit) provision for income taxes and the (benefit) provision computed by applying the federal statutory rate on income before income taxes from continuing operations:

	2024	2023
Tax at federal statutory rate	$(1,167,410)	$(1,468,355)
Foreign rate differential	(128,754)	607,758
ASC 740-10 uncertain tax position	-	-
Tax exemption	-	-
Global Intangible Low-Taxed Income	-	-
Stock based compensation	123,077	66,045
Non-deductible Expenses	-	3,767,680
Others	(779,043)	(204,526)
Valuation allowance	1,954,744	(2,037,510)
Total provision for income taxes	$2,614	$731,092

The following presents the aggregate dollar effects of the Company’s tax exemption from its continuing operations:

	2024	2023
Aggregate dollar effect of tax holiday	$-	$-

Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	2024	2023
Non-Current Deferred Tax Assets:
Accrued liabilities	$57,773	$15,898
Accrued Warranty Liability	3,796	-
Fed & CA amortization	5,587	9,832
Stock compensation	143,960	160,522
ASC 842 – lease liability	335,645	522,840
Inventory	-	-
U.S. NOL	5,374,809	4,213,883
Capital loss	734,976	734,766
Charitable Contribution	1,129	1,748
R&D Capitalization	794,736	3,658
Interest	1,944	3,587

Non-Current Deferred Tax Liabilities:
Prepaid expenses	(18,940)	(423)
Fed & CA depreciation	(7,926)	(7,744)
ASC 842- ROU Asset	(320,454)	(506,280)

Net Non-Current Deferred Tax Assets before Valuation Allowance	7,107,035	5,152,289
Less: Valuation Allowance	(7,107,035)	(5,152,289)
Non-Current Deferred Tax Assets, Net:	-	-
Total Deferred Assets, Net:	$-	$-

Nova LifeStyle, Inc. and Diamond Bar are subject to U.S. federal and state income taxes. Nova Furniture BVI is incorporated in the BVI. There is no income tax for a company domiciled in the BVI. Accordingly, the Company’s consolidated financial statements do not present any income tax provision related to the BVI tax jurisdiction where Nova Furniture BVI is domiciled.

For U.S. Federal income tax purpose, the Company has net operating loss, or NOL carryforwards of approximately $15.1 million and $ 13.6 million at December 31, 2024 and 2023, respectively. The Company has capital loss carryforwards of approximately $3.5 million at December 31, 2024.

For U.S. California income tax purpose, the Company has net operating loss, or NOL carryforwards of approximately $20.6 million and $19.5 million, at December 31, 2024 and 2023, respectively.

Malaysia has net operating loss, or NOL carryforwards of approximately $3.2 million at December 31, 2024. The Company has disposed prior year’s inventory and utilized all prior year’s NOL. The Company has approximately $0.72 million income tax benefit at December 31, 2024.

Corporate income tax in Malaysia is calculated at the statutory rate of 24% of the estimated taxable profit for the year ended December 31, 2024.

Note 11 – Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s President who is currently also the Chief Executive Officer and Chairperson of the Board. The lease is renewable and has been renewed each year since 2011. On April 10, 2024, the Company renewed the lease for an additional one year term at a cost of $41,000. During the years ended December 31, 2024 and 2023, the Company recorded rental amounts of $39,390 and $34,561, respectively, which were included in selling expenses.

On January 4, 2018, the Company entered into a sales representative agreement with a consulting firm, which is owned by the President, Chief Executive Officer and Chairperson of the Board, for sales representative service for a term of two years. On January 4, 2020, the Company renewed the agreement for an additional two years which was amended in July 2020. If not terminated during the first year, the agreement will continue until one party or the other terminates the agreement with 30 days written notice. The Company agreed to compensate the consulting firm via commission at predetermined rates of the relevant sales amount. During the years ended December 31, 2024 and 2023, the Company recorded $331,106 and $$321,030 as commission expense to this consulting firm, respectively.

In February 2024, the Company entered into a loan agreement in the aggregate amount of $200,000 with a shareholder of the Company. The loan was in the form of a promissory note dated on February 21, 2024, matures on February 20, 2025, and bears interest at a rate of 8.5% per annum. The proceed of the loan is used for working capital. During the year ended December 31, 2024, the Company accrued $15,068 as interest expense. On February 21, 2025, the Company repaid the loan in the form of shares of common stock.

On April 11, 2024, the Company entered into a loan agreement in the aggregate amount of $160,000 with a shareholder of the Company. The loan was in the form of a promissory note dated on April 11, 2024, matures on April 10, 2025, and bears interest at a rate of 8.5% per annum. The proceed of the loan is used for working capital. During the year ended December 31, 2024, the Company accrued $10,078 as interest expense.

Note 12 – Stockholders’ Equity

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

On October 11, 2024, Nova LifeStyle, Inc. (the “Company”) and Nova Furniture Limited (Samoa), a wholly owned subsidiary of the Company (“Nova Samoa”) entered into five purchase orders (“POs”) to purchase certain furniture products (the “Products”) from Iconic Tech SDN BHD (“Iconic Tech”), Onefull Technologies SDN. BHD. (“Onefull Technologies”), Skyvip SDH BHD (“Skyvip”), United Poles SDH BHD (“United Poles”) and Teclutions System SDN. BHD (“Teclutions”, collectively with Iconic Tech, Onefull Technologies, Skyvip and United Poles as the Sellers). Pursuant to the POs, the Company, Nova Samoa and Sellers agree that (i) Nova Samoa will purchase Background Light Slabs from Iconic Tech for a total of $945,000 (the “Iconic Order Price”); (ii) Nova Samoa will purchase Porcelin Slabs from Onefull Technologies for a total of $925,000 (the “Onefull Order Price”); (iii) Nova Samoa will purchase Transparent Marble Slabs from Skyvip for a total of $900,000 (the “Skyvip Order Price”); (iv) Nova Samoa will purchase Ultrathinstone from United Poles for a total of $940,000 (the “United Order Price”) (v) the Nova Samoa will purchase Light Transmitting Slate Stone from Teclutions for a total of $940,000 (the “Teclutions Order Price”, collectively with Iconic Order Price, Onefull Order Price, Skyvip Order Price and United Order Price as the Order Prices); (vi) the Order Prices shall be paid up to the Sellers in 3,321,429 shares (“Shares”) of common stock of the Company at US$1.40 per share. The Shares will be issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On October 25, 2024, Nova LifeStyle, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Agreement”) with certain purchaser identified on the signature page thereto (the “Purchaser”), pursuant to which the Company agreed to sell to the Purchaser in a private placement 125,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $1.20 per share for an aggregate price of $150,000 (the “Private Placement”). The Private Placement will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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

Warrants

The following is a summary of the warrant activity for the year ended December 31, 2024:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2024	245,192	$17.50	3.02
Exercisable at January 1, 2024	245,192	$17.50	3.02
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at December 31, 2024	245,192	$17.50	2.02
Exercisable at December 31, 2024	245,192	$17.50	2.02

Shares Issued to Consultants

On January 28, 2022, the Company entered into an advisory service agreement with a designer for advising furniture design concept and development effective on February 1, 2022 for twelve months. The Company shall pay the designer $10,000 per month starting from February 1, 2022 for twelve months, in the form of the Company’s Common Stock, calculated based on the closing stock price on the first trading day of the corresponding month. The shares were issued pursuant to the 2021 Plan. During the years ended December 31, 2024 and 2023, the Company issued 0 and 4,347 shares to the designer and charged nil and $ 10,000, respectively to operations as designer fee.

On July 1, 2022, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on July 1, 2022 for a one-year term. The Company agreed to grant the consultant 10,000 shares of the Company’s common stock, vesting 25% on July 1, 2022, 25% on October 1, 2022, 25% on January 1, 2023 and 25% on April 1, 2023. The fair value of the 10,000 shares was $36,000, which was calculated based on the stock price of $3.60 per share on July 1, 2022 and has been amortized over the service term. The shares were issued pursuant to the 2021 Plan. During the years ended December 31, 2024 and 2023, the Company charged nil and $18,000 to operations as consulting expenses, respectively.

On November 16, 2022, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2022 for a one-year term. The Company agreed to grant the consultant 10,000 shares of the Company’s common stock, vesting 25% on February 15, 2023, 25% on May 15, 2023, 25% on August 15, 2023 and 25% on November 15, 2023. The fair value of the 10,000 shares was $28,000, which was calculated based on the stock price of $2.80 per share on November 16, 2022. The shares were issued pursuant to the 2021 Plan. During the years ended December 31, 2024 and 2023, the Company charged nil and $ 28,000, respectively, to operations as consulting expenses.

On January 28, 2023, the Company entered into an advisory service agreement with a designer for advising furniture design concept and development effective on February 1, 2023 for twelve months. The Company shall pay the designer $10,000 per month starting from February 1, 2023 for twelve months, in the form of the Company’s Common Stock, calculated based on the closing stock price on the first trading day of the corresponding month. The shares were issued pursuant to the 2021 Plan. During the years ended December 31, 2024 and 2023, the Company issued 528 and 41,144 shares to the designer and charged $10,000 and $ 110,000 to operations as designer fee, respectively.

On July 3, 2023, the Company entered into an IT consulting service agreement with three consultants for analyzing the Company’s IT infrastructure and system effective on July 3, 2023 for twelve months. The Company agreed to grant the consultant 300,000 shares of the Company’s common stock, vesting 25% on July 3, 2023, 25% on October 3, 2023, 25% on January 3, 2024 and 25% on April 3, 2024. The fair value of the 300,000 shares was $636,000, which was calculated based on the stock price of $2.12 per share on July 3, 2023. The shares were issued pursuant to the 2021 Plan. During the years ended December 31, 2024 and 2023, the Company charged $318,000 and $ 318,000 to operations as consulting expenses, respectively.

On November 9, 2023, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2023 for a one-year term. The Company agreed to grant the consultant 50,000 shares of the Company’s common stock, vesting 25% on February 15, 2024, 25% on May 15, 2024, 25% on August 15, 2024 and 25% on November 15, 2024. The fair value of the 50,000 shares was $117,500, which was calculated based on the stock price of $2.35 per share on November 16, 2023. The shares were granted pursuant to the 2021 Plan. During the years ended December 31, 2024 and 2023, the Company charged $102,692 and $ 14,808 to operations as consulting expenses, respectively.

On November 16, 2023, Nova Malaysia entered into an agreement with an IT consulting firm to acquire an Artificial Intelligent powered IT System for $675,000. The Company agreed to issue 270,000 shares of common stocks at the price of $2.50 per share which was in equivalent to $675,000 (3,161,970 in Malaysia Ringgit on November 16, 2023) to the IT consulting firm. Artificial Intelligent IT System is just a part of the ultimate software product. The ultimate software is still in developing stage and not feasible to be functional. During the years ended December 31, 2024 and 2023, the Company recorded nil and $675,000 as research and development expense, respectively.

On January 23, 2024, Nova Malaysia entered into a purchase agreement with an IT consulting firm to acquire an AI-Calculation Engine System, which includes Commission Management Calculation Module, Compiled and Encrypted Calculation Engine, Membership Module, Sales Module and Maintenance and Support, etc. for $750,000. The Company agreed to issue 300,000 shares of common stocks at the price of $2.50 per share which was in equivalent to $750,000 (3,544,875 in Malaysia Ringgit on January 23, 2024) to the IT consulting firm. AI-Calculation Engine System is just a part of the ultimate software product. The ultimate software is still in developing stage and not feasible to be functional. During the year ended December 31, 2024, the Company recorded $750,000 as research and development expense, respectively.

On January 28, 2024, the Company entered into an advisory service agreement with a designer for advising furniture design concept and development effective on February 1, 2024 for twelve months. The Company shall pay the designer $10,000 per month starting from February 1, 2024 for twelve months, in the form of the Company’s Common Stock, calculated based on the closing stock price on the first trading day of the corresponding month. The shares were granted pursuant to the 2021 Plan. During the year ended December 31, 2024, the Company issued 43,426 shares to the designer and charged $90,000 to operations as designer fee. On September 30, 2024, the Company entered into an agreement to terminate the service with the designer.

On March 1, 2024, Nova Malaysia entered into a consulting agreement with a consultant for IT system related maintenance and services effective on March 1, 2024 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, vesting 25% on March 1, 2024, 25% on June 1, 2024, 25% on September 1, 2024 and 25% on December 1, 2024. The fair value of the 100,000 shares was $163,000, which was calculated based on the stock price of $1.63 per share on March 1, 2024. The shares were granted pursuant to the 2023 Omnibus Long-Term Incentive Plan. During the year ended December 31, 2024, the Company charged $136,094 to operations as consulting fee.

On July 5, 2024, the Nova Malaysia entered into a Sale and Purchase Agreement with an IT consulting firm to acquire a Nova Living DesignXperience System for $660,000. The Company agreed to issue 400,000 shares of common stocks at the price of $1.65 per share which was in equivalent to $660,000 (3,106,620 in Malaysia Ringgit on July 5, 2024) to the IT consulting firm. The Nova Living DesignXperience System includes Virtual Interior Design Consultation, Furniture Recommendation Generation, Realistic Rendering of Virtual Products, Testing and Quality Assurance, Documentation and Support and Deployment and Maintenance. During the year ended December 31, 2024, the Company recorded $660,000 as research and development expense.

On August 7, 2024, Nova Malaysia entered into a Sale and Purchase Agreement with an IT consulting firm to acquire a Payment IT System for $552,000. The Company agreed to issue 460,000 shares of common stocks at the price of $1.20 per share which was in equivalent to $552,000 (2,481,240 in Malaysia Ringgit on August 7, 2024) to the IT consulting firm. The Payment IT System includes User Registration and Management, Payment Processing, Security and Compliance, Integration and APIs, Merchant Tools, Transaction Management, Reporting and Analytics and Notification System. During the year ended December 31, 2024, the Company recorded $552,000 as research and development expense.

On September 3, 2024, Nova Malaysia entered into a consulting agreement with a consultant for IT system related maintenance and services effective on September 1, 2024 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, vesting 25% on September 3, 2024, 25% on December 3, 2024, 25% on March 3, 2024 and 25% on June 3, 2024. The fair value of the 100,000 shares was $142,000, which was calculated based on the stock price of $1.42 per share on September 3, 2024. The shares were granted pursuant to the 2023 Omnibus Long-Term Incentive Plan. During the year ended December 31, 2024, the Company charged $46,393 to operations as consulting fee.

On September 3, 2024, Nova Malaysia entered into a consulting agreement with a consultant for IT system related maintenance and services effective on September 1, 2024 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, vesting 25% on September 3, 2024, 25% on December 3, 2024, 25% on March 3, 2024 and 25% on June 3, 2024. The fair value of the 100,000 shares was $142,000, which was calculated based on the stock price of $1.42 per share on September 3, 2024. The shares were granted pursuant to the 2023 Omnibus Long-Term Incentive Plan. During the year ended December 31, 2024, the Company charged $46,393 to operations as consulting fee.

On November 7, 2024, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2024 for a one-year term. The Company agreed to grant the consultant 50,000 shares of the Company’s common stock, vesting 25% on February 15, 2025, 25% on May 15, 2025, 25% on August 15, 2025 and 25% on November 15, 2025. The fair value of the 50,000 shares was $49,000, which was calculated based on the stock price of $0.98 per share on November 16, 2024. The shares were granted pursuant to the 2023 Plan. During the years ended December 31, 2024, the Company charged $6,175 to operations as consulting expenses.

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

Shares Issued to Employees

On November 11, 2022, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2022. The Company agreed to grant an award of 1,200 restricted Stock Units to the officer pursuant to the Company’s 2021 Omnibus Equity Plan. The fair value of these shares was $3,540, which was calculated based on the stock price of $2.95 per share on November 11, 2022, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 11, 2022, 25% on March 31, 2023, 25% on June 30, 2023 and 25% on September 30, 2023. During the years ended December 31, 2024 and 2023, the Company record nil and $2,655 to operations as stock compensation expense, respectively.

On November 9, 2023, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2023. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2021 Omnibus Equity Plan. The fair value of these shares was $12,900, which was calculated based on the stock price of $2.15 per share on November 9, 2023, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 9, 2023, 25% on March 31, 2024, 25% on June 30, 2024 and 25% on September 30, 2024. During the years ended December 31, 2024 and 2023, the Company record $11,204 and $ 3,225 to operations as stock compensation expense, respectively.

On November 7, 2024, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2024. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2023 Omnibus Equity Plan. The fair value of these shares was $5,880, which was calculated based on the stock price of $0.98 per share on November 7, 2024, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 7, 2024, 25% on March 31, 2025, 25% on June 30, 2025 and 25% on September 30, 2025. During the years ended December 31, 2024, the Company record $741 to operations as stock compensation expense.

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

As of December 31, 2024, unrecognized share-based compensation expense was $159,910.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2024	13,400	$14.55	0.82
Exercisable at January 1, 2024	13,400	14.55	0.82

Granted	-	-	-
Exercised	-	-	-
Forfeited	13,400	14.55	-
Outstanding at December 31, 2024	-	-	-
Exercisable at December 31, 2024	-	-	-

(1)	The intrinsic value of the stock options at December 31, 2024 is the amount by which the market value of the Company’s common stock of $0.67 as of December 31, 2024 exceeds the average exercise price of the option. As of December 31, 2024, the intrinsic value of the outstanding and exercisable stock options was nil.

Note 13 – Geographical Analysis

Geographical distribution of sales consisted of the following for the years ended December 31, 2024 and 2023:

	2024	2023
Geographical Areas
North America	$9,435,936	$8,772,170
Asia	-	1,985,130
Other countries	251,039	330,159
	$9,686,975	$11,087,459

Geographical location of identifiable long-lived assets as of December 31, 2024 and December 31, 2023:

	2024	2023
Geographical Areas
North America	$1,281,203	$1,873,623
Asia	413,302	318,398
	$1,694,505	$2,192,021

Note 14 – Lease

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

On October 29, 2019, Nova Malaysia entered into a lease agreement for a showroom with a two-year term, commencing on December 1, 2019 and expiring on November 30, 2021. On November 26, 2021, Nova Malaysia extended the lease to November 30, 2022 with an option for renewal for another term of 24 months. On October 4, 2022, Nova Malaysia renewed the lease for two years to November 30, 2024. The monthly rental payment is 9,280 Malaysia Ringgit ($). Nova Malaysia did not extend the lease after November 30, 2024. Nova Malaysia leased the showroom in month-to-month basis.

On August 20, 2020, Nova Malaysia entered into a sublease agreement for an office and service center with a two-year term, commencing on September 1, 2020 and expiring on August 31, 2022. On July 29, 2022, Nova Malaysia extended the lease for another two years with an expiration date of August 31, 2024. The monthly rental payment is 30,000 Malaysia Ringgit ($). Nova Malaysia did not extend the lease after August 31, 2024.

On December 9, 2024, Nova Malaysia entered into an agreement for a warehouse with a two-year term, commencing on November 15, 2024 and expiring on November 14, 2026. The lease agreement also provided an option to extend the term for an additional two years. The monthly rental payment is 19,200 Malaysia Ringgit ($).

Operating lease expense for the years ended December 31, 2024 and 2023 was as follows:

	2024	2023

Operating lease cost – straight line	$802,044	$831,262

The following is a schedule, by years, of maturities of operating lease liabilities as of December 31,2024:

Operating Leases
2025	$788,186
2026	672,549
2027	71,881
2028	42,958
Thereafter	1,575,574
Total undiscounted cash flows
Less: imputed interest	(55,645)
Present value of lease liabilities	1,519,929

Lease Term and Discount Rate

December 31, 2024
Weighted-average remaining lease term – years
Operating leases – USA	1.87
Operating leases – Malaysia	3.79

Weighted-average discount rate (%)
Operating leases – USA	3.49
Operating leases – Malaysia	2.78

Supplemental cash flow information related to leases where the Company was the lessee for the year ended December 31, 2024 and 2023 was as follows:

	2024	2023

Operating cash outflows from operating leases	$810,960	$814,230

Note 15 – Commitments and Contingencies

Legal Proceedings

The Company previously reported on a federal putative class action complaint George Barney filed against the Company and its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) in the United States District Court for the Central District of California, claiming the Company violated federal securities laws and pursuing remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. Barney v. Nova Lifestyle, Inc., United States District Court for the Central District of California. (the “Barney Action”).

That action was resolved by a January 30, 2024 Order of the Court certifying a settlement class and approving a class settlement. The agreed settlement payment of $750,000 was entirely funded by the Company’s insurance carrier and has been tendered to a claims administrator.

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

On March 8, 2019, Jie Yuan (the “Jie Action”) filed a putative shareholder derivative lawsuit in the United States District Court for the Central District of California, purportedly on behalf of the Company against its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) and directors (Charlie Huy La, Bin Liu, Umesh Patel, and Min Su) and vice president (Steven Qiang Liu) (collectively, the “Defendants”). In this action, the putative derivative plaintiffs seek to recover any losses the Company sustains as a result of alleged securities violations that were alleged in the Barney Action. It is alleged that the Defendants caused the Company to make the alleged false and/or misleading statements giving rise to the Barney Action. The Plaintiff also alleges that President and CEO Lam engaged in self-dealing transactions by leasing her property to Diamond Bar, a Company subsidiary, and asserts, in conclusory fashion, that Lam, former CEO and director Ya Ming Wong, former CFO and director Yuen Ching Ho, and director Umesh Patel sold securities during the period of time when the alleged false and/or misleading statements were made “with knowledge of material non-public information.”

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

With the final settlement of the Barney Action, the conditions for the stay expired. The Court issued an Order requiring the parties to submit a proposed order activating the cases.

The parties accordingly filed a stipulation to lift the stay and consolidate the actions. The Stipulation also set deadlines for plaintiffs to file a consolidated amended complaint and for defendants to respond to this complaint. By January 7, 2025 Orders, the Court adopted the parties’ Stipulation.

On February 6, 2025, the deadline for filing an amended complaint, plaintiffs filed a Notice of Dismissal without prejudice. While plaintiffs should have sought Court approval, the Clerk accepted the Notice of Dismissal and the lead case has been marked closed.

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

Note 16 – Subsequent Events

The Company has evaluated subsequent events through March 31, 2025, the date of the issuance of the consolidated financial statements, and the following subsequent events have been identified.

On January 6, 2025, Nova LifeStyle, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Agreement”) with certain purchaser identified on the signature page thereto (the “Purchaser”), pursuant to which the Company agreed to sell to the Purchaser in a private placement 250,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $0.60 per share for an aggregate price of $150,000 (the “Private Placement”). The Private Placement will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On February 10, 2025, Nova LifeStyle, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Agreement”) with certain purchaser identified on the signature page thereto (the “Purchaser”), pursuant to which the Company agreed to sell to the Purchaser in a private placement 250,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $0.60 per share for an aggregate price of $150,000 (the “Private Placement”). The Private Placement will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On February 20, 2025, Nova LifeStyle, Inc. (the “Company”) entered into a Debt Repayment Agreement (the “Agreement”) with Huge Energy International Limited, a company incorporated in Hong Kong and a creditor of the Company (the “Creditor”), pursuant to which the Company agreed to repay $217,000 debt owed to the Creditor in the form of shares of Common Stock of the Company for an aggregate of 434,000 shares at a price of $0.50 per share (the “Debt Repayment”). The Debt Repayment will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On February 26, 2025, Nova LifeStyle, Inc. (the “Company”) and Nova Furniture Limited (Samoa), a wholly owned subsidiary of the Company (“Nova Samoa”) entered into four purchase orders (“POs”) to purchase certain furniture products (the “Products”) from Flyguy Resources Sdn Bhd (“Flyguy Resources”), Twenty Nine Business Solutions Sdn. (“Twenty Nine Business”), Chialing Enterprise (“Chialing”) and Macro IT Solutions SDH BHD (“Macro IT Solutions”, collectively with Flyguy Resources, Twenty Nine Business, and Chialing as the “Sellers”). Pursuant to the POs, the Company, Nova Samoa and Sellers agree that (i) Nova Samoa will purchase Transparent Marble Slabs from Flyguy Resources for a total of $810,000 (the “Flyguy Order Price”); (ii) Nova Samoa will purchase Background Light Slabs from Twenty Nine Business for a total of $742,500 (the “Twenty Nine Order Price”); (iii) Nova Samoa will purchase Light Transmitting Slate Stone from Chialing for a total of $825,000 (the “Chialing Order Price”); and (iv) Nova Samoa will purchase Ultrathinstone from Macro IT Solutions for a total of $813,750 (the “Macro Order Price”, collectively with Flyguy Order Price, Twenty Nine Order Price, Chialing Order Price as “Order Prices”); (vi) the Order Prices shall be paid to the Sellers in 4,909,616 shares (“Shares”) of common stock of the Company at US$0.65 per share. The Shares will be issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA LIFESTYLE, INC.
(Registrant)

Date: March 31, 2025	By:	/s/ Thanh H. Lam
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

Signature	Title	Date

/s/ Thanh H. Lam	Chief Executive Officer, President, Director and Chairperson	March 31, 2025
Thanh H. Lam	(Principal Executive Officer)

/s/ Jeffery Chuang	Chief Financial Officer	March 31, 2025
Jeffery Chuang	(Principal Financial and Accounting Officer)

/s/ Min Su	Director	March 31, 2025
Min Su

/s/ Ming-Cherng Sky Tsai	Director	March 31, 2025
Ming-Cherng Sky Tsai

/s/ Umesh Patel	Director	March 31, 2025
Umesh Patel

/s/ Huy P. La	Director	March 31, 2025
Huy P. La

36