Form 10-Q
period 2025-03-31
Nova Lifestyle, Inc.
filed 2025-05-15
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,708,822 shares of common stock outstanding as of May 14, 2025.

Nova LifeStyle, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

(Stated in US Dollars except for Number of Shares)

	March 31, 2025	December 31, 2024
	Unaudited	Audited
Assets

Current Assets
Cash and cash equivalents	$147,300	$161,902
Accounts receivable, net	64,776	36,371
Advance to suppliers	7,875,174	4,689,148
Inventories	2,105,308	2,824,353
Prepaid expenses	101,399	202,294
Other receivables	62,008	17,415

Total Current Assets	10,355,965	7,931,483

Noncurrent Assets
Plant, property and equipment, net	239,301	252,186
Operating lease right-of-use assets, net	1,278,600	1,459,496
Intangible assets, net	1,768	3,109
Lease deposit	52,592	52,523
Goodwill	—	218,606

Total Noncurrent Assets	1,572,261	1,985,920

Total Assets	$11,928,226	$9,917,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

(Stated in US Dollars except for Number of Shares)

	March 31, 2025	December 31, 2024

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$284,416	$728,546
Operating lease liabilities, current	728,280	716,602
Finance lease liabilities - current	27,296	32,585
Advance from customers	314,820	413,583
Loan from shareholders	173,643	385,147
Accrued liabilities and other payables	1,039,415	1,683,033
Other loan	3,472	13,424
Income tax payable	1,795,542	1,852,399

Total Current Liabilities	4,366,884	5,825,319

Noncurrent Liabilities
Other Loan	207,412	197,828
Operating lease liabilities, non-current	543,879	730,291
Finance lease liabilities – non-current	35,412	40,451

Total Noncurrent Liabilities	786,703	968,570

Total Liabilities	5,153,587	6,793,889

Contingencies and Commitments

Stockholders’ Equity
Common stock, $0.001 par value; 250,000,000 shares authorized, 13,708,822 and 7,301,206 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	13,709	7,301
Additional paid-in capital	56,572,145	52,585,582
Accumulated other comprehensive income	519,171	522,146
Accumulated deficits	(50,330,386)	(49,991,515)

Total Stockholders’ Equity	6,774,639	3,123,514

Total Liabilities and Stockholders’ Equity	$11,928,226	$9,917,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)

	Three Months Ended March 31,
	2025	2024

Net Sales	$2,635,718	$2,376,393

Cost of Sales	1,431,484	1,360,233

Gross Profit	1,204,234	1,016,160

Operating Expenses
Selling expenses	327,596	559,470
General and administrative expenses	1,069,608	1,193,865
Research and development	390	751,216

Total Operating Expenses	1,397,594	2,504,551

Loss From Operations	(193,360)	(1,488,391)

Other (Expenses) Income
Non-operating income	76,893	1,581
Loss on impairment of goodwill	(218,606)	—
Foreign exchange transaction income (loss)	(3,987)	73,032
Interest expense, net	(7,762)	(3,942)
Financial expense	(54,309)	(45,036)

Total Other (Expenses) Income, Net	(207,771)	25,635

Loss Before Income Taxes	(401,131)	(1,462,756)

Income Tax Benefit	62,260	—

Net Loss	(338,871)	(1,462,756)

Other Comprehensive Loss
Foreign currency translation	(2,975)	(81,691)

Net Loss and Comprehensive Income (Loss)	(341,846)	(1,544,447)

Weighted average shares outstanding - Basic and Diluted	9,780,576	2,236,514

Net loss per share of common stock
Basic and Diluted	$(0.03)	$(0.65)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)

Three Months Ended March 31, 2025

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits	Equity

Balance at beginning of period	7,301,206	$7,301	$52,585,582	$522,146	$(49,991,515)	$3,123,514

Stock issued to employees	1,500	2	1,469	-	-	1,471

Stock issued to consultants	62,500	63	83,187	-	-	83,250

Stock issued to creditor	434,000	434	216,566	-	-	217,000

Stock issued to suppliers	4,909,616	4,909	3,186,341	-	-	3,191,250

Stock issued to an investor	1,000,000	1,000	499,000	-	-	500,000

Foreign currency translation loss	-	-	-	(2,975)	-	(2,975)

Net loss	-	-	-	-	(338,871)	(338,871)

Balance at end of period	13,708,822	$13,709	$56,572,145	$519,171	$(50,330,386)	$6,774,639

Three Months Ended March 31, 2024

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits)	Equity

Balance at beginning of period	1,917,706	$1,918	$44,402,821	$521,425	$(44,429,810)	$496,354

Stock issued to employees	1,500	2	3,224	-	-	3,226

Stock issued to consultants	112,500	113	222,012	-	-	222,125

Stock issued to designer	13,473	13	29,987	-	-	30,000

Acquisition of AI-Calculation Engine	300,000	300	749,700	-	-	750,000

Foreign currency translation loss	-	-	-	(81,691)	-	(81,691)

Net loss	-	-	-	-	(1,462,756)	(1,462,756)

Balance at end of period	2,345,179	$2,346	$45,407,744	$439,734	$(45,892,566)	$(42,742)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)

	Three Months Ended March 31,
	2025	2024

Cash Flows From Operating Activities
Net loss	$(338,871)	$(1,462,756)

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	15,836	14,857
Amortization of operating lease right-of-use assets	182,246	178,753
Write down of inventories	3,681	38,982
Stock based compensation expense	111,626	251,948
Research and development	—	750,000
Loss on impairment of goodwill	218,606	—
Changes in bad debt allowance	287	841
Changes in operating assets and liabilities:
Accounts receivable	(28,692)	(89,734)
Advance to suppliers	5,224	44,282
Inventories	715,364	(338,429)
Other current assets	181,094	86,130
Operating lease liabilities	(186,413)	(178,605)
Accounts payable	(444,130)	142,149
Advance from customers	(100,343)	150,517
Accrued liabilities and other payables	(595,872)	189,363
Taxes payable	(62,260)	—

Net Cash Used in Operating Activities	(322,617)	(221,702)

Cash Flows From Investing Activities

Cash Flows From Financing Activities
Repayment to loan from a shareholder	(217,000)	—
Repayment to other loan	(867)	—
Proceed from loan from a shareholder	—	200,000
Proceed from issuing common stocks	500,000	—

Net Cash Provided by Financing Activities	282,133	200,000

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$25,882	$(74,335)

Net Decrease in Cash and Cash Equivalents	(14,602)	(96,037)

Cash and Cash Equivalents, Beginning of Period	161,902	369,137

Cash and Cash Equivalents, Ending of Period	$147,300	$273,100

Supplemental Disclosure of Cash Flow Information

Cash paid during period for:
Income tax payments	$—	$—
Interest expense	$7,785	$5,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis and following GAAP in the U.S. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company incurred an operating cash outflow of $0.32 million and $0.22 million, respectively for the three months ended March 31, 2025 and 2024. The accumulated deficit of the Company was $50.33 million for the three months ended March 31, 2025. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern.

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

The Company management has the following plans to alleviate the substantial doubt: the Company will participate in four major U.S. furniture fairs every year to seek new customers to increase the Company’s sales. To augment diversified revenue streams, the Company’s subsidiary Nova Malaysia has engaged in the development of an innovative home decoration design IT software systems. The Company plans to raise money from the market to increase cash flow and investment capital.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the single step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company completed the required testing of goodwill for impairment as of March 31, 2025, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

The goodwill write-down was reflected as an impairment loss, $218,606, in non-operating expenses in the statement of operation and comprehensive loss.

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

Accounts receivable consisted of the following as of the date indicated:

	March 31, 2025	December 31, 2024

Accounts receivable	$65,430	36,738
Less: allowance for credit losses	(654)	(367)
Total accounts receivable, net	$64,776	36,371

Expected credit losses (reversal) provision consisted for the following as of the dated indicated:

	March 31, 2025	December 31, 2024

Balance – January 1	$367	532
Expected credit losses (reversal) provision	287	(165)
Balance – March 31	$654	367

The expected credit losses (reversal) provision for the three months ended March 31, 2025 and December 31, 2024 was $287 and ($165) respectively.

Advances to Suppliers

Advances to suppliers represent amounts paid to suppliers in advance for goods that are yet to be delivered and from which future economic benefits are expected to flow to the Company within the normal operating cycle. Based on its historical record and in normal circumstances, the Company receives goods within 4 to 6 months from the date the advance payment is made. During the three months ended March 31, 2025 and December 31, 2024, no provision was made on advances to suppliers.

Inventories

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the three months ended March 31, 2025 and 2024, the Company wrote down $3,681 and $38,982 of slow-moving inventory. The inventory write-down is included in “Cost of Sales” from continuing operations in the unaudited condensed consolidated statements of loss and comprehensive loss.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. As of March 31, 2025, the Company determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. During 2023, the Company has been developing Virtual and Augmented reality software and AI system for potential consulting business. In addition, during 2024, the Company acquired IT systems for AI-Calculation Engine, Nova Living DesignXperience System and Payment IT System which were integrated into our current IT system (see Note 11). The entire system is far from complete as it requires to integrate with other components in order to be functional. It is still in development stage and not in operation. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expenses were $390 and $0.75 million for the three months ended March 31, 2025 and 2024, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax expense for the three months ended March 31, 2025 is $686 which is mainly attributable to California state taxes. The income tax expense for the three months ended March 31, 2024 is $9,571 which is primarily related to forecasted annual income generated from foreign operation. Since the projected annual tax expense of $686 is not material to the financial statements, management has decided to pass on recording it for the three months ended March 31, 2025.

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

Nova Lifestyle, Inc. and Diamond Bar are subject to U.S. federal and state income taxes. Nova Furniture BVI was incorporated in the BVI and Nova Samoa was incorporated in Samoa. There is no income tax for companies domiciled in the BVI and Samoa. Accordingly, the Company’s unaudited condensed consolidated financial statements do not present any income tax provisions related to the BVI and Samoa tax jurisdictions where Nova Furniture BVI and Nova Samoa are domiciled. Nova Malaysia is incorporated in Malaysia and is subject to Malaysia income taxes at the statutory rate of 24%. Nova Living (HK) Group Limited (“Nova HK”) is incorporated in Hong Kong and is subject to Hong Kong income taxes at the statutory rate of 16.5%. In February 2023, Nova HK was deregistered.

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the three months ended March 31, 2025, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

As of March 31, 2025 and December 31, 2024, the accumulated undistributed loss generated by its foreign subsidiaries were approximately $22.2 million and $22.2 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of March 31, 2025 and 2024, unrecognized tax benefits were approximately nil and nil, respectively. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was nil as of March 31, 2025 and 2024.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the three months ended March 31, 2025 and 2024, is as follows:

	Gross UTB
	2025	2024
Balance – January 1
Foreign exchange adjustment
Balance – March 31	$-	$-

At March 31, 2025 and December 31, 2024, the Company had cumulatively accrued approximately nil and nil for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled nil and nil for the three months ended March 31, 2025 and 2024, respectively, related to the Company’s operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

Nova Lifestyle and Diamond Bar are subject to U.S. federal and state income taxes and tax years 2021-2024 remain open to examination by tax authorities in the U.S.

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

The Company’s sales policy allows for product returns within the warranty period if the product is defective and the defects are the Company’s fault. As alternatives to the product return option, the customers have the option of requesting a discount from the Company for products with quality issues or of receiving replacement parts from the Company at no cost. The amount for product returns, the discount provided to the Company’s customers, and the costs for replacement parts were immaterial for the three months ended March 31, 2025 and 2024.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the three months ended March 31, 2025 and 2024, shipping and handling (credits) costs were ($2,033) and $656 respectively;

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense was $15,380 and $225,461 for the three months ended March 31, 2025 and 2024, respectively.

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

The following table presents a reconciliation of basic and diluted loss per share for the three months ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024

Net loss	$(338,871)	$(1,462,756)

Weighted average shares outstanding – Basic and Diluted *	9,780,576	2,236,514

Net loss per share of common stock
Basic and Diluted	$(0.03)	$(0.65)

*	Including 501,500 and 0 shares that were granted and vested but not yet issued for the three months ended March 31, 2025 and 2024, respectively.

For the three months ended March 31, 2025, 3,000 shares of unvested restricted stock shares of the Company’s common stock, and 245,192 shares exercisable under warrants were excluded from the EPS calculation, as their effect were anti-dilutive.

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

The following table sets forth information as to the Company’s customers that accounted for 10% or more of the Company’s sales and accounts receivable for the three months ended March 31, 2025 and 2024.

Three Months Ended March 31, 2025		As of March 31, 2025
Customer	Percentage of Total Sales	Percentage of accounts receivable
A	2%	14%

Three Months Ended March 31, 2024		As of March 31, 2024
Customer	Percentage of total Sales	Percentage of accounts receivable
A	7%	81%

No customer accounted for 10% or more of the Company’s sales for the three months ended March 31, 2025 and 2024.

One customer accounted for 14% and 81%, respectively, of the Company’s gross accounts receivable as of March 31, 2025 and 2024.

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases, accounts payable and advance to suppliers for the three months ended March 31, 2025 and 2024.

Three Months Ended March 31, 2025		As of March 31, 2025		As of March 31, 2025
Supplier	Percentage of Total Purchase	Supplier	Balance of Accounts Payable	Balance of Advance to Supplier
A	11%	A	100,428	-
B	-%	B	-	-
C	3%	C	44,882	-

Three Months Ended March 31, 2024		As of March 31, 2024		As of March 31, 2024
Supplier	Percentage of Total Purchase	Supplier	Balance of Accounts Payable	Balance of Advance to Supplier
A	7%	A	-	-
B	10%	B	43,803	12,532
C	10%	C	134,389	-

The Company purchased its products from one and two major vendors during the three months ended March 31, 2025 and 2024, respectively, accounting for a total of 11% for 2025 and 20% (10% and 10%) for 2024 of the Company’s purchases, respectively.

Accounts payable to these major vendors were $145,310 and $278,192 as of March 31, 2025 and 2024, respectively.

Advances made to these major vendors were nil and $12,532 as of March 31, 2025 and 2024, respectively.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2025	RM 4.44 to 1
December 31, 2024	RM 4.47 to 1

Income Statement and cash flow items
For the three months ended March 31, 2025	RM 4.45 to 1
For the three months ended March 31, 2024	RM 4.72 to 1

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

The Company recognized no impairment of ROU assets as of March 31, 2025 and December 31, 2024.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the condensed consolidated balance sheets at March 31, 2025 and December 31, 2024.

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

In November 2023, the FASB, issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim period within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the ASU during the year ended December 31, 2024. The adoption did not have a material impact on the financial statements.

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

Note 3 - Inventories

The inventories as of March 31, 2025 and December 31, 2024 totaled $2,105,308 and $2,824,353, respectively, and consisted entirely of finished goods.

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the three months ended March 31, 2025 and 2024, the Company wrote-down $3,681 and $38,982 of slow-moving inventory, respectively. The inventory write-down is included in “Cost of Sales” in the consolidated statements of operations.

Note 4 - Property, plant, and Equipment, Net

As of March 31, 2025 and December 31, 2024, Property, plant, and equipment consisted of the following:

	March 31, 2025	December 31, 2024
Computer and office equipment	$271,977	$271,415
Decoration and renovation	389,845	387,288
	661,822	658,703
Less: accumulated depreciation	(422,521)	(406,517)
	$239,301	$252,186

Depreciation expense was $14,495 and $13,516 for the three months ended March 31, 2025 and 2024, respectively.

Note 5 – Intangible Assets

As of March 31, 2025 and December 31, 2024, intangible assets consisted of the following:

	March 31, 2025	December 31, 2024
Accounting software	$26,800	$26,800
Less: accumulated amortization	(25,032)	(23,691)
	$1,768	$3,109

Amortization expense was $1,341 and $ 1,341 for the three months ended March 31, 2025 and 2024, respectively.

Note 6 – Advances to Suppliers

The Company makes advances to certain vendors for inventory purchases. The advances on inventory purchases were $7,875,174 and $ 4,689,148 as of March 31, 2025 and December 31, 2024, respectively. No impairment charges were made on advances to suppliers for the three months ended March 31, 2025 and the twelve months ended December 31, 2024.

Note 7 – Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

Prepaid expenses	$101,399	$202,294
Other receivables	62,008	17,415
	$163,407	$219,709

As of March 31, 2025 and December 31, 2024, prepaid expenses and other receivables mainly represented prepaid insurance, prepaid rent, refund receivable from suppliers, prepaid advertising expense, and Celero and Cardknox account balances.

Note 8 – Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

Other payables	$605,477	$986,945
Salary payable	8,727	8,727
Marketing	10,000	10,000
Financed insurance premiums	-	62,531
Auditing fee	18,000	190,000
Warranty liability	10,491	15,103
Accrued commission	67,599	47,466
Accrued expenses, others	319,121	362,261
	$1,039,415	$1,683,033

As of March 31, 2025 and December 31, 2024, other accrued expenses mainly included legal and professional fees, utilities and unpaid operating expenses incurred in Malaysia. Other payables represented balance on credit card, other taxes payable, 401(k) payable and payable for marketing, shipping, director and showroom.

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

Note 9 – Other Loans

On June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. The Loan, which was in the form of a promissory note dated June 19, 2020, matures on June 19, 2050 and bears interest at a rate of 3.75% per annum, payable monthly beginning 12 months from the date of the promissory note. Funds from the Loan may only be used for working capital. The loan was secured by all tangible and intangible property of Diamond Bar and has accumulated interest of $1,327 and $ 1,372 for the three months ended March 31, 2025 and 2024, respectively.

On November 14, 2024, Nova Malaysia entered into a loan agreement in the aggregate amount of $65,784 (equivalent to Malaysia Ringgit 300,000) with an unrelated third party. The loan was in the form of a promissory note dated on November 14, 2024, matures on November 13, 2030, and bears no interest. The proceed of the loan is used for working capital.

Note 10 – Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s President who is currently also the Chief Executive Officer and Chairperson of the Board. The lease is renewable and has been renewed each year since 2011. On April 10, 2024, the Company renewed the lease for an additional one year term at a cost of $41,000. During the three months ended March 31, 2025 and 2024, the Company recorded rental amounts of $10,250 and $8,640, respectively, which were included in selling expenses.

On January 4, 2018, the Company entered into a sales representative agreement with a consulting firm, which is owned by the President, Chief Executive Officer and Chairperson of the Board, for sales representative service for a term of two years. On January 4, 2020, the Company renewed the agreement for an additional two years which was amended in July 2020. If not terminated during the first year, the agreement will continue until one party or the other terminates the agreement with 30 days written notice. The Company agreed to compensate the consulting firm via commission at predetermined rates of the relevant sales amount. During the three months ended March 31, 2025 and 2024, the Company recorded $83,436 and $65,727 as commission expense to this consulting firm, respectively.

In February 2024, the Company entered into a loan agreement in the aggregate amount of $200,000 with a shareholder of the Company. The loan was in the form of a promissory note dated on February 21, 2024, matures on February 20, 2025, and bears interest at a rate of 8.5% per annum. The proceed of the loan is used for working capital. During the three months ended March 31, 2025 and 2024, the Company accrued $1,932 and $1,863 as interest expense, respectively. On February 21, 2025, the Company repaid the loan in the form of shares of common stock.

On April 11, 2024, the Company entered into a loan agreement in the aggregate amount of $160,000 with a shareholder of the Company. The loan was in the form of a promissory note dated on April 11, 2024, matures on April 10, 2025, and bears interest at a rate of 8.5% per annum. The proceed of the loan is used for working capital. On April 10, 2025, the Company extended the loan to April 9, 2026. During the three months ended March 31, 2025, the Company accrued $3,565 as interest expense.

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

Based on the Form 8-K, staff of NASDAQ (“Staff”) has determined that the Company complies with the Listing Rule 5550(b)(1). However, as noted in its letter dated, June 27, 2024, if the Company fails to evidence compliance upon filing its next periodic report covering the period of the Transaction which is the annual report for the year ended December 31, 2024 (“2024 Form 10-K”), it may be subject to delisting. At that time, Staff will provide written notification to the Company, which may then appeal Staff’s determination to a Hearings Panel. The Company filed its 2024 Form 10-K on March 31, 2025 and has not received any written notification from Nasdaq as of the day of this report.

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

On October 11, 2024, Nova LifeStyle, Inc. (the “Company”) and Nova Furniture Limited (Samoa), a wholly owned subsidiary of the Company (“Nova Samoa”) entered into five purchase orders (“POs”) to purchase certain furniture products (the “Products”) from Iconic Tech SDN BHD (“Iconic Tech”), Onefull Technologies SDN. BHD. (“Onefull Technologies”), Skyvip SDH BHD (“Skyvip”), United Poles SDH BHD (“United Poles”) and Teclutions System SDN. BHD (“Teclutions”, collectively with Iconic Tech, Onefull Technologies, Skyvip and United Poles as the Sellers). Pursuant to the POs, the Company, Nova Samoa and Sellers agree that (i) Nova Samoa will purchase Background Light Slabs from Iconic Tech for a total of $945,000 (the “Iconic Order Price”); (ii) Nova Samoa will purchase Porcelin Slabs from Onefull Technologies for a total of $925,000 (the “Onefull Order Price”); (iii) Nova Samoa will purchase Transparent Marble Slabs from Skyvip for a total of $900,000 (the “Skyvip Order Price”); (iv) Nova Samoa will purchase Ultrathinstone from United Poles for a total of $940,000 (the “United Order Price”) (v) the Nova Samoa will purchase Light Transmitting Slate Stone from Teclutions for a total of $940,000 (the “Teclutions Order Price”, collectively with Iconic Order Price, Onefull Order Price, Skyvip Order Price and United Order Price as the Order Prices); (vi) the Order Prices shall be paid up to the Sellers in 3,321,429 shares (“Shares”) of common stock of the Company at US$1.40 per share. The Shares were issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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

On March 13, 2025, Nova LifeStyle, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Agreement”) with certain purchaser identified on the signature page thereto (the “Purchaser”), pursuant to which the Company agreed to sell to the Purchaser in a private placement 500,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $0.40 per share for an aggregate price of $200,000 (the “Private Placement”). The Private Placement will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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

Warrants

The following is a summary of the warrant activity for the three months ended March 31, 2025:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2025	245,192	$17.50	2.02
Exercisable at January 1, 2025	245,192	$17.50	2.02
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at March 31, 2025	245,192	$17.50	1.77
Exercisable at March 31, 2025	245,192	$17.50	1.77

Shares Issued to Consultants

On January 28, 2023, the Company entered into an advisory service agreement with a designer for advising furniture design concept and development effective on February 1, 2023 for twelve months. The Company shall pay the designer $10,000 per month starting from February 1, 2023 for twelve months, in the form of the Company’s Common Stock, calculated based on the closing stock price on the first trading day of the corresponding month. The shares were issued pursuant to the 2021 Plan. During the three months ended March 31, 2024, the Company issued 528 shares to the designer and charged $10,000 to operations as designer fee.

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

On November 16, 2023, Nova Malaysia entered into an agreement with an IT consulting firm to acquire an Artificial Intelligent powered IT System for $675,000. The Company agreed to issue 270,000 shares of common stocks at the price of $2.50 per share which was in equivalent to $675,000 (3,161,970 in Malaysia Ringgit on November 16, 2023) to the IT consulting firm. Artificial Intelligent IT System is just a part of the ultimate software product. The ultimate software is still in developing stage and not feasible to be functional. During the three months ended March 31, 2025, the Company recorded $12,250 as research and development expense.

On January 23, 2024, Nova Malaysia entered into a purchase agreement with an IT consulting firm to acquire an AI-Calculation Engine System, which includes Commission Management Calculation Module, Compiled and Encrypted Calculation Engine, Membership Module, Sales Module and Maintenance and Support, etc. for $750,000. The Company agreed to issue 300,000 shares of common stocks at the price of $2.50 per share which was in equivalent to $750,000 (3,544,875 in Malaysia Ringgit on January 23, 2024) to the IT consulting firm. AI-Calculation Engine System is just a part of the ultimate software product. The ultimate software is still in developing stage and not feasible to be functional. During the three months ended March 31, 2024, the Company recorded $750,000 as research and development expense, respectively.

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

On March 1, 2024, Nova Malaysia entered into a consulting agreement with a consultant for IT system related maintenance and services effective on March 1, 2024 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, vesting 25% on March 1, 2024, 25% on June 1, 2024, 25% on September 1, 2024 and 25% on December 1, 2024. The fair value of the 100,000 shares was $163,000, which was calculated based on the stock price of $1.63 per share on March 1, 2024. The shares were granted pursuant to the 2023 Omnibus Long-Term Incentive Plan. During the three months ended March 31, 2025 and 2024, the Company charged $26,906 and $13,844 to operations as consulting fee, respectively.

On September 3, 2024, Nova Malaysia entered into a consulting agreement with a consultant for IT system related maintenance and services effective on September 1, 2024 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, vesting 25% on September 3, 2024, 25% on December 3, 2024, 25% on March 3, 2024 and 25% on June 3, 2024. The fair value of the 100,000 shares was $142,000, which was calculated based on the stock price of $1.42 per share on September 3, 2024. The shares were granted pursuant to the 2023 Omnibus Long-Term Incentive Plan. During the three months ended March 31, 2025, the Company charged $35,500 to operations as consulting fee.

On September 3, 2024, Nova Malaysia entered into a consulting agreement with a consultant for IT system related maintenance and services effective on September 1, 2024 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, vesting 25% on September 3, 2024, 25% on December 3, 2024, 25% on March 3, 2024 and 25% on June 3, 2024. The fair value of the 100,000 shares was $142,000, which was calculated based on the stock price of $1.42 per share on September 3, 2024. The shares were granted pursuant to the 2023 Omnibus Long-Term Incentive Plan. During the three months ended March 31, 2025, the Company charged $35,500 to operations as consulting fee.

On November 7, 2024, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2024 for a one-year term. The Company agreed to grant the consultant 50,000 shares of the Company’s common stock, vesting 25% on February 15, 2025, 25% on May 15, 2025, 25% on August 15, 2025 and 25% on November 15, 2025. The fair value of the 50,000 shares was $49,000, which was calculated based on the stock price of $0.98 per share on November 16, 2024. The shares were granted pursuant to the 2023 Plan. During the three months ended March 31, 2025, the Company charged $12,250 to operations as consulting expenses.

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

All of above options to the members of the board of directors of the Company were expired during 2024 or earlier.

Shares Issued to Employees

On November 9, 2023, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2023. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2021 Omnibus Equity Plan. The fair value of these shares was $12,900, which was calculated based on the stock price of $2.15 per share on November 9, 2023, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 9, 2023, 25% on March 31, 2024, 25% on June 30, 2024 and 25% on September 30, 2024. During the three months ended March 31, 2024, the Company recorded $ 3,225 to operations as stock compensation expense.

On November 7, 2024, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2024. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2023 Omnibus Equity Plan. The fair value of these shares was $5,880, which was calculated based on the stock price of $0.98 per share on November 7, 2024, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 7, 2024, 25% on March 31, 2025, 25% on June 30, 2025 and 25% on September 30, 2025. During the three months ended March 31, 2025, the Company recorded $1,470 to operations as stock compensation expense.

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

All of above options to Chief Financial Officer were expired during 2024 or earlier.

As of March 31, 2025, unrecognized share-based compensation expense was $110,690.

Note 12 – Geographical Analysis

Geographical distribution of sales consisted of the following for the three months ended March 31, 2025 and 2024:

	2025	2024
Geographical Areas
North America	$2,617,847	$2,325,730
Other countries	17,871	50,663
	$2,635,718	$2,376,393

Geographical location of identifiable long-lived assets as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Geographical Areas
North America	$1,118,954	$1,281,203
Asia	392,931	413,302
	$1,511,885	$1,694,505

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

On October 29, 2019, Nova Malaysia entered into a lease agreement for a showroom with a two-year term, commencing on December 1, 2019 and expiring on November 30, 2021. On November 26, 2021, Nova Malaysia extended the lease to November 30, 2022 with an option for renewal for another term of 24 months. On October 4, 2022, Nova Malaysia renewed the lease for two years to November 30, 2024. The monthly rental payment is 9,280 Malaysia Ringgit. Nova Malaysia did not extend the lease agreement after November 30, 2024 and Nova Malaysia leases the showroom on month-to-month basis.

On August 20, 2020, Nova Malaysia entered into a sublease agreement for an office and service center with a two-year term, commencing on September 1, 2020 and expiring on August 31, 2022. On July 29, 2022, Nova Malaysia extended the lease for another two years with an expiration date of August 31, 2024. The monthly rental payment is 30,000 Malaysia Ringgit. Nova Malaysia did not extend the lease after August 31, 2024.

On December 9, 2024, Nova Malaysia entered into an agreement for a warehouse with a two-year term, commencing on November 15, 2024 and expiring on November 14, 2026. The lease agreement also provided an option to extend the term for an additional two years. The monthly rental payment is 19,200 Malaysia Ringgit.

Operating lease expense for the three months ended March 31, 2025 and 2024 was as follows:

	2025	2024

Operating lease cost – straight line	$193,690	$194,441

The following is a schedule, by years, of maturities of operating lease liabilities as of March 31:

Operating Leases
2025	$589,922
2026	672,933
2027	72,265
2028	43,277
Thereafter	-
Total undiscounted cash flows
Less: imputed interest	(43,530)
Present value of lease liabilities	1,334,867

Lease Term and Discount Rate

March 31, 2025
Weighted-average remaining lease term – years
Operating leases – USA	1.63
Operating leases – Malaysia	3.55

Weighted-average discount rate (%)
Operating leases – USA	3.48
Operating leases – Malaysia	2.78

Supplemental cash flow information related to leases where the Company was the lessee for the three months ended March 31, 2025 and 2024 was as follows:

	2025	2024

Operating cash outflows from operating leases	$186,413	$178,605

Note 14 – Commitments and Contingencies

Legal Proceedings

On March 8, 2019, Jie Yuan (the “Jie Action”) filed a putative shareholder derivative lawsuit in the United States District Court for the Central District of California, purportedly on behalf of the Company against its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) and directors (Charlie Huy La, Bin Liu, Umesh Patel, and Min Su) and vice president (Steven Qiang Liu) (collectively, the “Defendants”). The putative derivative plaintiffs sought to compel reimbursement of Nova for any judgment entered against the Company in the matter of Barney v. Nova Lifestyle, Inc., United States District Court for the Central District of California, and for any legal fees or other costs the Company may incur in defending the Barney Action. The basis of the claims was that the Defendants caused the Company to make alleged false and/or misleading statements that gave rise to the Barney Action.

In the Barney action, the putative class plaintiffs alleged that the Company artificially inflated its share price by issuing a press release announcing a strategic relationship with Shanxi Winqing Senior Care Service Group, claiming in the Company’s Annual Statements on Form 10-Ks for the 2017 and 2018 fiscal years that Shanxi Winqing and Merlino Lewis LLP were among the Company’s largest customers, and reporting revenues from sales transactions with these entities. Plaintiffs claimed that Shanxi Winqing was a fictitious entity and Merlino Lewis LLP dissolved in 2013, so that the announcement of a strategic alliance was false and the reported revenues non-existent. The Company denied these allegations and all liability.

It was also alleged in the Jie Action that President and CEO Lam engaged in self-dealing transactions by leasing real estate to Diamond Bar, a Company subsidiary. Plaintiffs further alleged in conclusory fashion that Ms. Lam, former CEO and director Ya Ming Wong, former CFO and director Yuen Ching Ho, and director Umesh Patel sold securities during the period of time when the alleged false and/or misleading statements were made “with knowledge of material non-public information.”

On May 15, 2019, Wilson Samuels (the “Samuels Action”) filed a largely duplicative putative derivative complaint against the same current and former directors and officers named in the Jie Action other than Steven Qiang Liu. That action was filed in the United States District Court for the Central District of California. In addition to repeating the allegations in the Jie Complaint, Samuels claimed that the Company’s announcement of a change of auditing firms in asserted that it did so because its existing auditor ceased auditing public companies subject to regulation in the United States without disclosing that its new auditing firm was created in a merger of three accounting firms, including a firm whose registration was revoked by the Public Company Accounting Oversight Board. Samuels also claimed that the Company redeemed its stock in reliance upon the same purported fraudulent recognition of revenues claimed in the Barney Action. Samuels purported to state direct claims under Sections 10(b) and 20 of the Exchange Act and SEC Rule 10b-5 on the Company’s behalf.

Both derivative actions were stayed pending resolution of the Barney Action. After Barney was settled (on terms previously reported), the parties filed a stipulation to lift the stay and consolidate the derivative actions. The Stipulation also set deadlines for plaintiffs to file a consolidated amended complaint and for defendants to respond to this complaint. By January 7, 2025 Orders, the Court adopted the parties’ Stipulation.

On February 6, 2025, the deadline for filing an amended complaint, plaintiffs filed a Notice of Dismissal without prejudice. While plaintiffs should have sought Court approval, the Clerk accepted the Notice of Dismissal and the lead case has been marked closed. It appears that the Notice of Dismissal concluded these matters.

Other than the above, the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

Note 15 – Subsequent Events

The Company has evaluated subsequent events through May 15, 2025, the date of the issuance of the interim condensed consolidated financial statements, and there are no subsequent events have been identified.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” the negatives of such terms and other terms of similar meaning typically identify forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10K”). The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2024 Form 10-K. Unless the context otherwise requires, references in this report to “we,” “us,” “Nova,” “Nova Lifestyle” or the “Company” refer to Nova Lifestyle, Inc. and its subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The following discussion and analysis are based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”). All references to the first quarter and first three months of 2025 and 2024 mean the three-month periods ended March 31, 2025 and 2024. In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2024 Form 10-K.

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

We do not have access to a revolving credit facility. On May 4, 2020, the Company received loan proceeds in the amount of approximately $139,802 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. On May 5, 2020, Diamond Bar Outdoors Inc. (“Diamond Bar”) was granted a loan from Cathay Bank in the aggregate amount of $176,294, pursuant to the Paycheck Protection Program. On June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. In July 2021, we completed a registered direct offering of our shares of common stock and received offering gross proceeds of $3,120,622. In May 2024, August 2024 and October 2024, we completed three private placements for gross proceeds of $750,000. During the first quarter of 2025, the Company completed three private placements for gross proceeds of $500,000. The Company also repaid $217,000 debt with its shares of common stock during the first quarter of 2025. We currently believe that our financial resources will be adequate to finance our operations in the next 12 months. However, in the event that we do need to raise capital in the future, the instability in the securities markets could adversely affect our ability to raise additional capital.

On April 18, 2024, the Company received written notice from the NASDAQ stating that the Company does not meet the requirement of maintaining a minimum of $2,500,000 in stockholders’ equity for continued listing on the NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5550(b)(1), the Company also does not meet the alternative of market value of listed securities of $35 million under NASDAQ Listing Rule 5550(b)(2) or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years under NASDAQ Listing Rule 5550(b)(3), and the Company is no longer in compliance with the NASDAQ Listing Rules. The NASDAQ notification letter provided the Company until June 6, 2024 to submit a plan to regain compliance. If the plan is accepted, NASDAQ can grant the Company an extension up to 180 calendar days from the date of NASDAQ letter to demonstrate compliance. The Company submitted its plan of compliance on May 28, 2024 and a supplemental letter to the plan of compliance on June 20, 2024. Based on the review of the letters submitted by the Company, Staff has determined to grant the Company an extension until October 14, 2024 to regain compliance with the Rule and the Company must complete its initiatives and provide evidences for the compliance with the Rule as required by Nasdaq. On October 11, 2024, the Company and Nova Samoa have entered into orders to purchase inventories in total amount of $4,600,000, which will be paid in 3,321,429 shares (“Shares”) of common stock of the Company at US$1.40 per share as disclosed in the Form 8-K filed by the Company with SEC on October 11, 2024 (the “Form 8-K”). The Company believes it has regained compliance with the stockholders’ equity requirement based upon the Transaction. Based on the Form 8-K, staff of NASDAQ (“Staff”) has determined that the Company complies with the Listing Rule 5550(b)(1). However, as noted in its letter dated, June 27, 2024, if the Company fails to evidence compliance upon filing its next periodic report covering the period of the transaction which is the annual report of the Company for the year ended December 31, 2024 (“2024 Form 10-K”), it may be subject to delisting. At that time, Staff will provide written notification to the Company, which may then appeal Staff’s determination to a Hearings Panel. The Company filed its 2024 Form 10-K on March 31, 2025 and has not received any written notification of non-compliance from Nasdaq as of the day of this report.

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

Principal Factors Affecting Our Financial Performance

Since 2019, we have moved away from low margin products and this move was intended to improve our gross profit margin, receivable collections and net profitability, and to increase our return on long-term equity. We terminated sales and marketing efforts to customers that represented a high purchase volume but low profit margin, and we adjusted our product line, which included the launch of our Summer 2023 Collection in the Las Vegas and High Point Markets, with a view to attracting a higher-end ultimate customer. The core focus of the Company’s direction today is entirely centered on our products. Identifying a fashion-driven generational shift in the general perception and consumption of furniture and being more aware of actual consumer tastes and how best to fulfill and engage that need. Closely integrating product development alongside marketing results in appealing products that adheres to the scope of our target demographic of decision makers in the design, staging and retail fields. A process that is continually refined upon each release cycle, maintaining a singular, cohesive vision. In short, we have better identified our customers and how to cater to them – in the process gaining greater traction with every product launch considerably more so on an international level than ever previous. We believe these new strategies, will provide us with significant long term growth opportunities. Significant factors that we believe could affect our operating results are the (i) prices of our products to our domestic and international retailer and wholesaler customers and their markups to end consumers; (ii) general economic conditions in the U.S., Chinese, and other international markets; and (iii) trade war and tariffs imposed by the United States on products manufactured in China and other Asian countries where we purchase our products; and (iv) high interest rate, inflation and slow- down in real estate market. We believe most of our customers are willing to pay for our high quality and stylish products, timely delivery, and strong production capacity at price levels which we expect will allow us to maintain a relatively high gross profit margin for our products. We do not manufacture our products, but instead we utilize third-party manufacturers. In response to the tariffs imposed by the United States on products manufactured in China, we are in the process of shifting a portion of our product manufacturing from third-party manufacturers located in China to third-party manufacturers located in other parts of Asia, such as Vietnam, India and/or Malaysia, countries with lower tariffs. Implementation of a relocation of manufacturing (which by necessity includes an assessment of the factory’s ability to deliver the quantity of the product, in accordance with the Company’s specifications, and in accordance with the Company’s quality control requirements) is time-consuming, but a portion of suppliers manufacturing our products has been transitioned to Malaysia and India starting in 2020 and we expect that more of our manufacturing will be transitioned to one or more of these venues. Some of our manufacturing will continue to be performed in China because the intellectual know-how necessary to manufacture certain products is not generally available in other Asian countries. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites should also allow us at least to maintain our gross profit margins. The markets in North America is challenging because such markets are experiencing a slow-down and may be entering a recession due to high interest rate and inflation.

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

Accounts Receivable

Our accounts receivable arises from product sales. We do not adjust receivables for the effects of a significant financing component at contract inception if we expect to collect the receivables in one year or less from the time of sale. We do not expect to collect receivables greater than one year from the time of sale. Our policy is to maintain an allowance for expected credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. We maintained an allowance for expected credit loss of $654 and $367 as of March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025 and 2024, expected credit losses provision was $287 and $841, respectively. As of March 31, 2025, we had gross receivable of $65,430 of which $2,419 was over 90 days past due. The allowance for expected credit losses is our best estimate of the amount of expected credit losses in our existing trade accounts receivable. We determine the allowance based on historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

Advances to Suppliers

Advances to suppliers represent amounts paid to suppliers in advance for goods that are yet to be delivered and from which future economic benefits are expected to flow to the Company within the normal operating cycle. Based on our historical records and in normal circumstances, we generally receive goods within 4 to 6 months from the date the advance payment is made.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax expense for the three months ended March 31, 2025 is $686 which is mainly attributable to California state taxes. The income tax expense for the three months ended March 31, 2024 is $9,571 which is primarily related to forecasted annual income generated from foreign operation. Since the projected annual tax expense of $686 is not material to the financial statements, management has decided to pass on recording it for the three months ended March 31, 2025.

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

Nova Lifestyle, Inc. and Diamond Bar are subject to U.S. federal and state income taxes. Nova Furniture BVI was incorporated in the BVI and Nova Samoa was incorporated in Samoa. There is no income tax for companies domiciled in the BVI and Samoa. Accordingly, the Company’s condensed consolidated financial statements do not present any income tax provisions related to the BVI and Samoa tax jurisdictions where Nova Furniture BVI and Nova Samoa are domiciled. Nova Malaysia is incorporated in Malaysia and is subject to Malaysia income taxes at the statutory rate of 24%. Nova Living (HK) Group Limited (“Nova HK”) is incorporated in Hong Kong and is subject to Hong Kong income taxes at the statutory rate of 16.5%. In February 2023, Nova HK was deregistered.

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the three months ended December 31, 2025, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

As of March 31, 2025 and December 31, 2024, the accumulated undistributed earnings generated by its foreign subsidiaries were approximately $22.2 million and $22.2 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of March 31, 2025 and 2024, unrecognized tax benefits were approximately nil and nil, respectively. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was nil as of March 31, 2025 and 2024.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the three months ended March 31, 2025 and 2024, is as follows:

	Gross UTB
	2025	2024

Balance – January 1
Foreign exchange adjustment
Balance – March 31	$-	$-

At March 31, 2025 and December 31, 2024, the Company had cumulatively accrued approximately nil and nil for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled nil and nil for the three months ended March 31, 2025 and 2024, respectively, related to the Company’s operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

Nova Lifestyle and Diamond Bar are subject to U.S. federal and state income taxes and tax years 2021-2024 remain open to examination by tax authorities in the U.S.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault. As alternatives for the product return option, the customers have the option of asking us for a discount for products with quality issues, or of receiving replacement parts from us at no cost. The amount of reserves for return of products, the discount provided to the customers, and cost for the replacement parts were immaterial for the three months ended March 31, 2025 and 2024.

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

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling expenses on our unaudited consolidated statements of operations.

Foreign Currency Translation and Transactions

The accompanying unaudited consolidated financial statements are presented in United States Dollar (“$” or “USD”), which is also the functional currency of Nova LifeStyle, Nova Furniture, Nova Samoa, Diamond Bar, and i Design.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2025	RM4.44 to 1
December 31, 2024	RM4.47 to 1

Income statement and cash flow items
For the three months ended March 31, 2025	RM4.45 to 1
For the three months ended March 31, 2024	RM4.72 to 1

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

In November 2023, the FASB, issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim period within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the ASU during the year ended December 31, 2024. The adoption did not have a material impact on the financial statements.

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

ln December 2023, the FASB issued Accounting Standards Update No.2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation,(2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3)income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual period beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its unaudited consolidated financial statements and related disclosures.

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

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

The following table sets forth the results of our operations for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025		2024
	$	% of Sales	$	% of Sales
Net sales	$2,635,718		$2,376,393
Cost of sales	(1,431,484)	(54)%	(1,360,233)	(57)%
Gross profit	1,204,234	46%	1,016,160	43%
Operating expenses	(1,397,594)	(53)%	(2,504,551)	(105)%
Loss from operations	(193,360)	(7)%	(1,488,391)	(63)%
Other (expenses) income, net	(207,771)	(8)%	25,635	(1)%
Income tax benefit	62,260	2%	-	-%
Net loss	(338,871)	(13)%	(1,462,756)	(62)%

Net Sales

Net sales for the three months ended March 31, 2025 were $2.64 million, an increase of 11% from $2.38 million for the same period of 2024. This increase in net sales resulted primarily from 26% increase in average selling price, while partially offset by 12% decrease in sales volume. Our three largest selling product categories for the three months ended March 31, 2025 were sofas, chairs and beds, which accounted for approximately 55%, 10% and 9% of sales, respectively. For the three months ended March 31, 2024, the three largest selling categories were sofa, beds, and chairs, which accounted for approximately 53%, 12% and 8% of sales, respectively.

The $0.26 million increase in net sales for the three months ended March 31, 2025, compared to the same period of 2024, was mainly due to increased sales to North America. Sales to North America increased by 12% to $2.62 million for the three months ended March 31, 2025, compared to $2.33 million for the same period of 2024, such increase mainly due to increase our average selling price by 26% from the customers in North America. However, the increase in net sales in North America was partially offset by the decrease in sales to other countries. Sales to other countries decreased by $0.03 million to $0.02 million for the three months ended March 31, 2025, from $0.05 million for the same period of 2024, primary due to less sales order received from our customers in other countries.

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales increased by 5% to $1.43 million for the three months ended March 31, 2025, compared to $1.36 million for the same period of 2024. Cost of sales as a percentage of sales decreased to 54% for the three months ended March 31, 2025, compared to 57% for the same period of 2024. The increase in cost of sales in dollar term was mainly due to increased net sales. The decrease in cost of sales as a percentage of sales is a result of selling more products with higher profit margin.

Gross Profit

Gross profit was $1.20 million for the three months ended March 31, 2025, compared to $1.02 million for the same period of 2024, representing an increase in gross profit of $0.19 million. Our gross profit margin was 46% for the three months ended March 31, 2025, compared to 43% for the same period of 2024. The increase in gross profit and gross profit margin was mainly a result of selling more products with higher profit margin.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses, and research and development. Operating expenses were $1.40 million for the three months ended March 31, 2025, compared to $2.50 million for the same period of 2024. Selling expenses decreased by 41%, or $0.23 million, to $0.33 million for the three months ended March 31, 2025, from $0.56 million for the same period of 2024, primarily due to decreased marketing and advertising expenses. Also, general and administrative expenses decreased by 10%, or $0.12 million, to $1.07 million for the three months ended March 31, 2025, from $1.19 million for the same period of 2024, primarily due to a decrease in stock compensation of $0.16 million and insurance of $0.04 million, while the decrease was partially offset by an increase in license fee of $0.05 million and consulting fee of $0.07 million. In addition, research and development decreased by 100%, or $0.75 million to $390 for the three months ended March 31, 2025, from $0.75 million for the same period of 2024, primary due to our spending less on our AI and IT system.

Other (Expenses) Income, Net

Other expenses, net was $207,771 for the three months ended March 31, 2025, compared to other income, net of $25,635 for the same period of 2024, representing an increase in other expenses of $233,406. The increase in other expenses was due primarily to an increase in loss on impairment of goodwill by $218,606 to $218,606 for the three months ended March 31, 2025, from loss on impairment of goodwill of nil for the same period of 2024. The increase in loss on impairment of goodwill in 2025 was mainly a result of wrote off our entire goodwill of $218,606 because our inability to generate future operating income without substantial sales volume increase.

Income Tax Benefit

Income tax benefit was $62,260 and $0 for the three months ended March 31, 2025 and 2024, respectively. The income tax benefit for the three months ended March 31, 2025 was mainly due to true up the tax deduction that we wrote off Jade Mats for inventory impairment over the prior years in Nova Malaysia.

Net Income (Loss)

As a result of the foregoing, our net loss was $0.34 million for the three months ended March 31, 2025, compared to $1.46 million of net loss for the same period of 2024.

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

We rely primarily on internally generated cash flow and available working capital to support growth. We may seek additional financing in the form of bank loans or other credit facilities or funds raised through offerings of our equity or debt, if and when we determine such offerings are required. As of March 31, 2025, we do not have any credit facilities. We believe that our current cash and cash equivalents and anticipated cash receipts from sales of products will be sufficient to meet our anticipated working capital requirements and capital expenditures for the next 12 months.

We had working capital of $5,989,081 at March 31, 2025, an increase of $3,882,917 from net working capital of $2,106,164 at December 31, 2024. The ratio of current assets to current liabilities was 2.37-to-1 at March 31, 2025.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2025 and 2024:

	2025	2024
Cash (used in) provided by:
Operating activities	$(322,617)	$(221,702)
Investing activities	-	-
Financing activities	282,133	200,000

Net cash used in operating activities was $0.32 million for the three months ended March 31, 2025, an increase in cash outflow by $0.10 million from $0.22 million of cash used in operating activities for the same period of 2024.

The increase in cash outflow was attributable primarily to (i) an increase in cash outflow of $0.75 million for research and development to $0 million cash outflow for the three months ended March 31, 2025, from $0.75 million cash inflow for the same period of 2024, such increase in cash outflow being mainly due to no our common stocks were issued to purchase various IT and AI systems which are integrated with our current existing IT system; (ii) an increase in cash outflow of $0.59 million for accounts payable to $0.44 million cash outflow for the three months ended March 31, 2025, from $0.14 million cash inflow for the same period of 2024, such increase in cash outflow due to we paid our suppliers more timely; and (iii) an increase in cash outflow of $0.79 million for accrued liabilities and other payables to $0.60 million cash outflow for the three months ended March 31, 2025, from $0.19 million cash inflow for the same period of 2024, such increase in cash outflow being mainly due to made payments to our service providers more timely. The increase in operating cash outflow was partially offset by an increase in cash inflow of $1.05 million for inventories to $0.72 million cash inflow for the three months ended March 31, 2025, from $0.34 million cash outflow for the same period of 2024, such increase in cash inflow being mainly due to less purchases made from our suppliers.

Net cash provided by investing activities was $0 for the three months ended March 31, 2025 and 2024.

Net cash provided by financing activities was $0.28 million for the three months ended March 31, 2025, compared to $0.2 million for the same period of 2024. During the three months ended March 31, 2025, we sold one million shares of common stock with the proceeds of $0.50 million for our working capital, while we paid off one of loans from shareholder by issued 434,000 shares of our common stocks which was equivalent in the value of $0.22 million. During the three months ended March 31, 2024, we borrowed $0.20 million from an unrelated third party.

As of March 31, 2025, we had gross accounts receivable of $65,430 of which $50,009 was not yet past due and $13,002 was less than 90 days past due. We had an allowance for expected credit losses of $654. As of May 7, 2025, 77% of accounts receivable outstanding as of March 31, 2025 had been collected.

As of May 7, 2025, 93% of our accounts receivable outstanding at December 31, 2024 had been collected during the three months ended March 31, 2025.

As of March 31, 2025 and December 31, 2024, we had advances to suppliers of $7,875,174 and $4,689,148, respectively. These supplier prepayments are made for goods before we actually receive them.

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

As of May 7, 2025, $0 or 0% and $10,224 or 0.2% of our advances to suppliers outstanding at March 31, 2025 and December 31, 2024 had been delivered to us in the form of purchases of furniture, respectively.

Other Long-Term Liabilities

As of March 31, 2025, we recorded long-term taxes payable of nil million, consisting of an income tax payable of nil, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on our post-1986 foreign unremitted earnings, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2025. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 8, 2019, Jie Yuan (the “Jie Action”) filed a putative shareholder derivative lawsuit in the United States District Court for the Central District of California, purportedly on behalf of the Company against its former and current CEOs and CFOs (Thanh H. Lam, Ya Ming Wong, Jeffery Chuang and Yuen Ching Ho) and directors (Charlie Huy La, Bin Liu, Umesh Patel, and Min Su) and vice president (Steven Qiang Liu) (collectively, the “Defendants”). The putative derivative plaintiffs sought to compel reimbursement of Nova for any judgment entered against the Company in the matter of Barney v. Nova Lifestyle, Inc., United States District Court for the Central District of California, and for any legal fees or other costs the Company may incur in defending the Barney Action. The basis of the claims was that the Defendants caused the Company to make alleged false and/or misleading statements that gave rise to the Barney Action.

In the Barney action, the putative class plaintiffs alleged that the Company artificially inflated its share price by issuing a press release announcing a strategic relationship with Shanxi Winqing Senior Care Service Group, claiming in the Company’s Annual Statements on Form 10-Ks for the 2017 and 2018 fiscal years that Shanxi Winqing and Merlino Lewis LLP were among the Company’s largest customers, and reporting revenues from sales transactions with these entities. Plaintiffs claimed that Shanxi Winqing was a fictitious entity and Merlino Lewis LLP dissolved in 2013, so that the announcement of a strategic alliance was false and the reported revenues non-existent. The Company denied these allegations and all liability.

It was also alleged in the Jie Action that President and CEO Lam engaged in self-dealing transactions by leasing real estate to Diamond Bar, a Company subsidiary. Plaintiffs further alleged in conclusory fashion that Ms. Lam, former CEO and director Ya Ming Wong, former CFO and director Yuen Ching Ho, and director Umesh Patel sold securities during the period of time when the alleged false and/or misleading statements were made “with knowledge of material non-public information.”

On May 15, 2019, Wilson Samuels (the “Samuels Action”) filed a largely duplicative putative derivative complaint against the same current and former directors and officers named in the Jie Action other than Steven Qiang Liu. That action was filed in the United States District Court for the Central District of California. In addition to repeating the allegations in the Jie Complaint, Samuels claimed that the Company’s announcement of a change of auditing firms in asserted that it did so because its existing auditor ceased auditing public companies subject to regulation in the United States without disclosing that its new auditing firm was created in a merger of three accounting firms, including a firm whose registration was revoked by the Public Company Accounting Oversight Board. Samuels also claimed that the Company redeemed its stock in reliance upon the same purported fraudulent recognition of revenues claimed in the Barney Action. Samuels purported to state direct claims under Sections 10(b) and 20 of the Exchange Act and SEC Rule 10b-5 on the Company’s behalf.

Both derivative actions were stayed pending resolution of the Barney Action. After Barney was settled (on terms previously reported), the parties filed a stipulation to lift the stay and consolidate the derivative actions. The Stipulation also set deadlines for plaintiffs to file a consolidated amended complaint and for defendants to respond to this complaint. By January 7, 2025 Orders, the Court adopted the parties’ Stipulation.

On February 6, 2025, the deadline for filing an amended complaint, plaintiffs filed a Notice of Dismissal without prejudice. While plaintiffs should have sought Court approval, the Clerk accepted the Notice of Dismissal and the lead case has been marked closed. It appears that the Notice of Dismissal concluded these matters.

Other than the above, the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5. Other Information

Insider Trading Arrangements

During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

NOVA LIFESTYLE, INC.
(Registrant)

Date: May 15, 2025	By:	/s/ Xiaohua Lu
Xiaohua Lu, Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2025		/s/ Jeffery Chuang
Jeffery Chuang Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

