Form 10-Q
period 2025-06-30
Nova Lifestyle, Inc.
filed 2025-08-14
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,771,322 shares of common stock outstanding as of August 12, 2025.

Nova LifeStyle, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

	June 30, 2025	December 31, 2024
	UNAUDITED	AUDITED
Assets

Current Assets
Cash and cash equivalents	$468,825	$161,902
Accounts receivable, net	35,754	36,371
Advance to suppliers	7,875,174	4,689,148
Inventories	1,578,678	2,824,353
Prepaid expenses	262,708	202,294
Other receivables	20,706	17,415

Total Current Assets	10,241,845	7,931,483

Non-current Assets
Plant, property and equipment, net	235,451	252,186
Operating lease right-of-use assets, net	1,056,170	1,389,796
Finance lease right of use assets, net	47,514	69,700
Intangible assets, net	427	3,109
Lease deposit	53,097	52,523
Goodwill	-	218,606

Total Non-current Assets	1,392,659	1,985,920

Total Assets	$11,634,504	$9,917,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF JUNE 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024

	June 30, 2025	December 31, 2024

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$159,144	$728,546
Operating lease liabilities, current	742,255	716,602
Finance lease liabilities - current	21,922	32,585
Advance from customers	357,682	413,583
Loan from shareholders	381,436	385,147
Accrued liabilities and other payables	987,465	1,683,033
Other loan	3,505	13,424
Income tax payable	1,832,736	1,852,399

Total Current Liabilities	4,486,145	5,825,319

Non-current Liabilities
Other Loan	210,185	197,828
Operating lease liabilities, non-current	361,149	730,291
Finance lease liabilities - non-current	30,304	40,451

Total Non-current Liabilities	601,638	968,570

Total Liabilities	5,087,783	6,793,889

Contingencies and Commitments

Stockholders’ Equity
Common stock, $0.001 par value; 250,000,000 shares authorized, 13,772,822 and 7,301,206 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	13,773	7,301
Additional paid-in capital	56,657,801	52,585,582
Accumulated other comprehensive income	495,440	522,146
Accumulated deficits	(50,620,293)	(49,991,515)

Total Stockholders’ Equity	6,546,721	3,123,514

Total Liabilities and Stockholders’ Equity	$11,634,504	$9,917,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024

Net Sales	$5,191,941	$5,064,926	$2,556,223	$2,688,533

Cost of Sales	2,703,660	2,853,799	1,272,176	1,493,566

Gross Profit	2,488,281	2,211,127	1,284,047	1,194,967

Operating Expenses
Selling expenses	636,775	964,682	309,179	405,212
General and administrative expenses	2,240,450	2,481,802	1,170,842	1,287,937
Research and development	910	750,698	520	(518)

Total Operating Expenses	2,878,135	4,197,182	1,480,541	1,692,631

Loss From Operations	(389,854)	(1,986,055)	(196,494)	(497,664)

Other Income (Expenses)
Non-operating income	77,269	2,743	376	1,162
Loss on impairment of goodwill	(218,606)	-	-	-
Foreign exchange transaction income (loss)	(32,050)	70,649	(28,063)	(2,383)
Interest expense, net	(18,689)	(12,568)	(10,927)	(8,626)
Financial expense	(110,105)	(96,138)	(55,796)	(51,102)

Total Other Expenses, Net	(302,181)	(35,314)	(94,410)	(60,949)

Loss Before Income Taxes	(692,035)	(2,021,369)	(290,904)	(558,613)

Income Tax Benefit (Expense)	63,257	(4,876)	997	(4,876)

Net Loss	(628,778)	(2,026,245)	(289,907)	(563,489)

Other Comprehensive Loss
Foreign currency translation	(26,706)	(82,600)	(23,731)	(909)

Net Loss and Comprehensive Loss	(655,484)	(2,108,845)	(313,638)	(564,398)

Weighted average shares outstanding - Basic and Diluted	11,766,186	2,387,653	13,729,976	2,538,792

Net loss per share of common stock
Basic and Diluted	$(0.05)	$(0.85)	$(0.02)	$(0.22)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)

Three Months Ended June 30, 2025

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits)	Equity

Balance at beginning of period	13,708,822	$13,709	$56,572,145	$519,171	$(50,330,386)	$6,774,639

Stock issued to employees	1,500	1	1,469	-	-	1,470

Stock issued to consultants	62,500	63	84,187	-	-	84,250

Foreign currency translation loss	-	-	-	(23,731)	-	(23,731)

Net loss	-	-	-	-	(289,907)	(289,907)

Balance at end of period	13,772,822	$13,773	$56,657,801	$495,440	$(50,620,293)	$6,546,721

Three Months Ended June 30, 2024

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits)	Equity

Balance at beginning of period	2,345,179	$2,346	$45,407,744	$439,734	$(45,892,566)	$(42,742)

Stock issued to employees	1,500	1	3,224	-	-	3,225

Stock issued to consultants	112,500	113	222,010	-	-	222,123

Stock issued to designer	13,248	12	29,988	-	-	30,000

Acquisition of AI-Calculation Engine	200,000	200	399,800	-	-	400,000

Foreign currency translation loss	-	-	-	(909)	-	(909)

Net loss	-	-	-	-	(563,489)	(563,489)

Balance at end of period	2,672,427	$2,672	$46,062,766	$438,825	$(46,456,055)	$48,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)

Six Months Ended June 30, 2025

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits)	Equity

Balance at beginning of period	7,301,206	$7,301	$52,585,582	$522,146	$(49,991,515)	$3,123,514

Stock issued to employees	3,000	3	2,938	-	-	2,941

Stock issued to consultants	125,000	126	167,374	-	-	167,500

Stock issued to creditor	434,000	434	216,566	-	-	217,000

Stock issued to suppliers	4,909,616	4,909	3,186,341	-	-	3,191,250

Stock issued to an investor	1,000,000	1,000	499,000	-	-	500,000

Foreign currency translation loss	-	-	-	(26,706)	-	(26,706)

Net loss	-	-	-	-	(628,778)	(628,778)

Balance at end of period	13,772,822	$13,773	$56,657,801	$495,440	$(50,620,293)	$6,546,721

Six Months Ended June 30, 2024

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits)	Equity

Balance at beginning of period	1,917,706	$1,918	$44,402,821	$521,425	$(44,429,810)	$496,354

Stock issued to employees	3,000	3	6,447	-	-	6,450

Stock issued to consultants	225,000	225	444,024	-	-	444,249

Stock issued to designer	26,721	26	59,974	-	-	60,000

Acquistion of AI-Calculation Engine	300,000	300	749,700	-	-	750,000

Stock issued to an investor	200,000	200	399,800	-	-	400,000

Foreign currency translation loss	-	-	-	(82,600)	-	(82,600)

Net loss	-	-	-	-	(2,026,245)	(2,026,245)

Balance at end of period	2,672,427	$2,672	$46,062,766	$438,825	$(46,456,055)	$48,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)

	Six Months Ended June 30,
	2025	2024

Cash Flows From Operating Activities
Net loss	$(628,778)	$(2,026,245)

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	32,058	29,691
Amortization of operating lease right-of-use assets	366,350	359,086
Write down of inventories	4,671	44,253
Stock based compensation expense	170,441	497,794
Research and development	-	750,000
Loss on impairment of goodwill	218,606	-
Changes in credit loss	(6)	(83)
Changes in operating assets and liabilities:
Accounts receivable	623	2,612
Advance to suppliers	5,224	42,947
Inventories	1,241,004	34,714
Other current assets	64,373	(109,576)
Operating lease liabilities	(374,839)	(358,790)
Accounts payable	(569,402)	(132,281)
Advance from customers	(69,088)	124,889
Accrued liabilities and other payables	(628,084)	50,574
Taxes payable	(63,257)	-

Net Cash Used in Operating Activities	(230,104)	(690,415)

Cash Flows From Investing Activities

Cash Flows From Financing Activities
Repayment to loan from a shareholder	(217,000)	-
Repayment to other loan	(1,726)	-
Proceed from loan from a shareholder	200,000	360,000
Proceed from issuing common stocks	500,000	400,000

Net Cash Provided by Financing Activities	481,274	760,000

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$55,753	$(75,313)

Net Increase (Decrease) in Cash and Cash Equivalents	306,923	(5,728)

Cash and Cash Equivalents, Beginning of Period	161,902	369,137

Cash and Cash Equivalents, Ending of Period	$468,825	$363,409

Supplemental Disclosure of Cash Flow Information

Continuing operations:
Cash paid during period for:
Income tax payments	$-	$4,800
Interest expense	$18,736	$9,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVA LIFESTYLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)

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

On December 7, 2017, Nova LifeStyle incorporated i Design Blockchain Technology, Inc. (“i Design”) under the laws of the State of California. The purpose of i Design is to build the Company’s own blockchain technology team. This company will focus on the application of blockchain technology in the furniture industry, including encouraging and facilitating interactions among designers and customers, and building a blockchain-powered platform that enables designers to showcase their products, including current and future furniture designs. This company is in the planning stage and has had minimal operations through June 30, 2025.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis and following GAAP in the U.S. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company incurred a net loss of $0.63 million and $2.03 million for the six months ended June 30, 2025 and 2024, respectively; and $0.29 million and $0.56 million for the three months ended June 30, 2025 and 2024, respectively. In additions, The Company incurred an operating cash outflow of $0.23 million and $0.69 million, respectively for the six months ended June 30, 2025 and 2024. The accumulated deficit of the Company was $50.62 million for the six months ended June 30, 2025. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the single step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company completed the required testing of goodwill for impairment as of June 30, 2025, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Accounts receivable consisted of the following as of the date indicated:

	June 30, 2025	December 31, 2024

Accounts receivable	$36,115	36,738
Less: allowance for credit losses	(361)	(367)
Total accounts receivable, net	$35,754	36,371

Expected credit losses (reversal) provision consisted for the following as of the dated indicated:

	June 30, 2025	December 31, 2024

Balance – January 1	$367	532
Expected credit losses reversal	(6)	(165)
Balance – June 30	$361	367

The expected credit losses (reversal) provision for the six months ended June 30, 2025 and 2024 was ($6) and ($83) respectively; and ($293) and ($924) for the three months ended June 30,2025 and 2024, respectively.

Advances to Suppliers

Advances to suppliers represent amounts paid to suppliers in advance for goods that are yet to be delivered and from which future economic benefits are expected to flow to the Company within the normal operating cycle. Based on its historical record and in normal circumstances, the Company receives goods within 4 to 6 months from the date the advance payment is made. During the six months ended June 30, 2025 and December 31, 2024, no provision was made on advances to suppliers.

Inventories

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the six months ended June 30, 2025 and 2024, the Company wrote down $4,671 and $44,253 of slow-moving inventory, respectively and $990 and $5,271 for the three months ended June 30, 2025 and 2024, respectively. The inventory write-down is included in “Cost of Sales” from continuing operations in the unaudited condensed consolidated statements of loss and comprehensive loss.

Plant, Property, and Equipment

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. As of June 30, 2025, the Company determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. During 2023, the Company has been developing Virtual and Augmented reality software and AI system for potential consulting business. In addition, during 2024, the Company acquired IT systems for AI-Calculation Engine, Nova Living DesignXperience System and Payment IT System which were integrated into our current IT system (see Note 11). The entire system is far from complete as it requires to integrate with other components in order to be functional. It is still in development stage and not in operation. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expenses were $910 and $0.75 million for the six months ended June 30, 2025 and 2024, respectively; and $520 and ($518) for the three months ended June 30, 2025 and 2024, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax (benefit) expense for the six months ended June 30, 2025 and 2024 are ($63,257) and $4,876; and ($997) and $4,876 for the three months ended June 30, 2025 and 2024, respectively, which are mainly attributable to California state taxes. The income tax expense for the three months ended June 30, 2024 is $4,876 which is primarily related to forecasted annual income generated from foreign operation. Since the projected annual tax expense of $1,116 is not material to the financial statements, management has decided to pass on recording it for the six months ended June 30, 2025.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the six months ended June 30, 2025, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

As of June 30, 2025 and December 31, 2024, the accumulated undistributed loss generated by its foreign subsidiaries were approximately $22.2 million and $22.2 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of June 30, 2025 and 2024, unrecognized tax benefits were approximately nil and nil, respectively. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was nil as of June 30, 2025 and 2024.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the six months ended June 30, 2025 and 2024, is as follows:

	Gross UTB
	2025	2024
Balance – January 1
Foreign exchange adjustment
Balance – June 30	$-	$-

At June 30, 2025 and December 31, 2024, the Company had cumulatively accrued approximately nil and nil for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled nil and nil for the six and three months ended June 30, 2025 and 2024, respectively, related to the Company’s operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

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

The Company’s sales policy allows for product returns within the warranty period if the product is defective and the defects are the Company’s fault. As alternatives to the product return option, the customers have the option of requesting a discount from the Company for products with quality issues or of receiving replacement parts from the Company at no cost. The amount for product returns, the discount provided to the Company’s customers, and the costs for replacement parts were immaterial for the six and three months ended June 30, 2025 and 2024.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the six months ended June 30, 2025 and 2024, shipping and handling (credits) costs were ($277) and $1,515 respectively; and ($1,756) and $859 for the three months ended June 30, 2025 and 2024, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense was $103,720 and $255,875 for the six months ended June 30, 2025 and 2024, respectively; and $88,340 and $30,414 for the three months ended June 30, 2025 and 2024, respectively.

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

The following table presents a reconciliation of basic and diluted loss per share for the six and three months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024

Net loss	$(628,778)	$(2,026,245)	(289,907)	(563,489)

Weighted average shares outstanding – Basic and Diluted *	11,766,186	2,387,653	13,729,976	2,538,792

Net loss per share of common stock
Basic and Diluted	$(0.05)	$(0.85)	(0.02)	(0.22)

*	Including 1,500 and 0 shares that were granted and vested but not yet issued for the six and three months ended June 30, 2025 and 2024, respectively.

For the six months ended June 30, 2025 and 2024, 1,500 shares of unvested restricted stock shares of the Company’s common stock, and 245,192 shares exercisable under warrants were excluded from the EPS calculation, as their effect were anti-dilutive.

For the three months ended June 30, 2025 and 2024, 1,500 and $300 shares of unvested restricted stock shares of the Company’s common stock, and 245,192 shares exercisable under warrants were excluded from the EPS calculation, as their effect were anti-dilutive.

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

The following table sets forth information as to the Company’s customers that accounted for 10% or more of the Company’s sales and accounts receivable for the six and three months ended June 30, 2025 and 2024.

Six Months Ended June 30, 2025		Three Months Ended June 30, 2025		As of June 30, 2025
Customer	Percentage of Total Sales	Customer	Percentage of Total Sales	Percentage of accounts receivable
A	-%	A	-%	-%
B	-%	B	-%	-%
C	-%	C	10%	-%

Six Months Ended June 30, 2024		Three Months Ended June 30, 2024		As of June 30, 2024
Customer	Percentage of Total Sales	Customer	Percentage of Total Sales	Percentage of accounts receivable
A	2%	A	2%	19%
B	-%	B	-%	30%
C	-%	C	-%	-%

No customer accounted for 10% or more of the Company’s sales for the six months ended June 30, 2025 and 2024, respectively. One and none customer account for 10% or more of the Company’s sales for the three months ended June 30, 2025 and 2024, respectively.

None and two customers accounted for 19% and 30%, respectively, of the Company’s gross accounts receivable as of June 30, 2025 and 2024.

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases, accounts payable and advance to suppliers for the six and three months ended June 30, 2025 and 2024.

Six Months Ended June 30, 2025		Three Months Ended June 30, 2025		As of June 30, 2025	As of June 30, 2025
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases	Balance of Accounts Payable	Balance of Advance to Supplier
A	14%	A	12%	$-	-
B	-%	B	-%	-	-
C	-%	C	-%	-	-
D	10%	D	17%	$14,970	-

Six Months Ended June 30, 2024		Three Months Ended June 30, 2024		As of June 30, 2024	As of June 30, 2024
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases	Balance of Accounts Payable	Balance of Advance to Supplier
A	12%	A	20%	$26,402	-
B	6%	B	5%	-	-
C	7%	C	8%	-	-
D	-%	D	-%	-	-

The Company purchased its products from two and one major vendors during the six months ended June 30, 2025 and 2024, respectively, accounting for a total of 24% (10% and 14%) for 2025 and 12% for 2024 of the Company’s purchases, respectively.

The Company purchased its products from two and one major vendors during the three months ended June 30, 2025 and 2024, respectively, accounting for a total of 29% (12% and 17%) for 2025 and 20% for 2024 of the Company’s purchases, respectively.

Accounts payable to these major vendors were $14,970 and $26,402 as of June 30, 2025 and 2024, respectively.

Advances made to these major vendors were nil and $12,532 as of June 30, 2025 and 2024, respectively.

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

The carrying value of cash and cash equivalents, accounts receivable, other receivables, accounts payable, other payables and accrued liabilities approximate estimated fair values because of their short maturities.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2025	RM 4.21 to 1
December 31, 2024	RM 4.47 to 1

Income Statement and cash flow items
For the six months ended June 30, 2025	RM 4.38 to 1
For the six months ended June 30, 2024	RM 4.73 to 1

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

The Company recognized no impairment of ROU assets as of June 30, 2025 and December 31, 2024.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the condensed consolidated balance sheets at June 30, 2025 and December 31, 2024.

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

ln December 2023, the FASB issued Accounting Standards Update No.2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3)income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company adopted the ASU in 2025. The adoption did not have a material impact on the financial statements.

In March 2025, the FASB issued ASU 2025-02—Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122. The amendments in this Update are effective immediately and on a fully retrospective basis to annual periods beginning after December 15, 2024. The Company adopted the ASU in 2025. The adoption did not have a material impact on the financial statements.

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

On November 4, 2024, the FASB issued an ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024 03”) to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions (such as cost of sales; selling, general, and administrative expenses; and research and development). The amendments in the ASU require disclosure in the notes to financial statements of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity: 1. Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e). 2. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles in the same tabular disclosure as the other disaggregation requirements. 3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. 4) Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. In January 2025, the FASB issued ASU No. 2025-01, Clarifying the Effective Date (“ASU 2025-01”). The amendments, as clarified by ASU 2025-01, are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of the ASU or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statement presentation or disclosures.

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquirer in the Acquisition of a Variable Interest Entity. The amendments provide guidance on identifying the accounting acquirer in transactions involving a variable interest entity. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting period within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In May 2025, the FASB issued ASU 2025-04, Compensation - Stock Compensation (Topic 18) and Revenue from contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments provide guidance on identifying the accounting acquirer in transactions involving a variable interest entity. The amendments clarify the accounting for share-based consideration payable to a customer under Topic 718 and Topic 606. The amendments are effective for annual reporting periods, including interim reporting period within those annual periods, beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not been issued or made available for issuance. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Note 3 - Inventories

The inventories as of June 30, 2025 and December 31, 2024 totaled $1,578,678 and $2,824,353, respectively, and consisted entirely of finished goods.

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the six months ended June 30, 2025 and 2024, the Company wrote-down $4,671 and $44,253 of slow-moving inventory, respectively; and $990 and $5,271 of slow-moving inventory for the three months ended June 30, 2025 and 2024, respectively. The inventory write-down is included in “Cost of Sales” in the consolidated statements of operations.

Note 4 - Property, plant, and Equipment, Net

As of June 30, 2025 and December 31, 2024, Property, plant, and equipment consisted of the following:

	June 30, 2025	December 31, 2024
Computer and office equipment	$276,104	$271,415
Decoration and renovation	408,623	387,288
	684,727	658,703
Less: accumulated depreciation	(449,276)	(406,517)
	$235,451	$252,186

Depreciation expense was $29,376 and $27,009 for the six months ended June 30, 2025 and 2024, respectively; and $14,881 and $13,493 for the three months ended June 30, 2025 and 2024, respectively.

Note 5 – Intangible Assets

As of June 30, 2025 and December 31, 2024, intangible assets consisted of the following:

	June 30, 2025	December 31, 2024
Accounting software	$26,800	$26,800
Less: accumulated amortization	(26,373)	(23,691)
	$427	$3,109

Amortization expense was $2,682 and $2,682 for the six months ended June 30, 2025 and 2024, respectively and $1,341 and $1,341 for the three months ended June 30, 2025 and 2024, respectively.

Note 6 – Advances to Suppliers

The Company makes advances to certain vendors for inventory purchases. The advances on inventory purchases were $7,875,174 and $ 4,689,148 as of June 30, 2025 and December 31, 2024, respectively. No impairment charges were made on advances to suppliers for the six months ended June 30, 2025 and the twelve months ended December 31, 2024.

Note 7 – Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

Prepaid expenses	$262,708	$202,294
Other receivables	20,706	17,415
	$283,414	$219,709

As of June 30, 2025 and December 31, 2024, prepaid expenses and other receivables mainly represented prepaid insurance, prepaid rent, refund receivable from suppliers, prepaid advertising expense, and Celero and Cardknox account balances.

Note 8 – Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

Other payables	$438,304	$986,945
Salary payable	4,688	8,727
Marketing	10,000	10,000
Financed insurance premiums	164,050	62,531
Auditing fee	-	190,000
Warranty liability	7,770	15,103
Accrued commission	40,018	47,466
Accrued expenses, others	322,635	362,261
	$987,465	$1,683,033

As of June 30, 2025 and December 31, 2024, other accrued expenses mainly included legal and professional fees, utilities and unpaid operating expenses incurred in Malaysia. Other payables represented balance on credit card, other taxes payable, 401(k) payable and payable for marketing, shipping, director and showroom.

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

Note 9 – Other Loans

On June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. The Loan, which was in the form of a promissory note dated June 19, 2020, matures on June 19, 2050 and bears interest at a rate of 3.75% per annum, payable monthly beginning 12 months from the date of the promissory note. Funds from the Loan may only be used for working capital. The loan was secured by all tangible and intangible property of Diamond Bar and has accumulated interest of $2,660 and $ 2,737 for the six months ended June 30, 2025 and 2024, respectively; and $1,333 and $1,365 for the three months ended June 30, 2025 and 2024, respectively.

On November 14, 2024, Nova Malaysia entered into a loan agreement in the aggregate amount of $71,286 (equivalent to Malaysia Ringgit 300,000) with an unrelated third party. The loan was in the form of a promissory note dated on November 14, 2024, matures on November 13, 2030, and bears no interest. The proceed of the loan is used for working capital.

Note 10 – Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s former President and Chief Executive Officer who is currently the Chairperson of the Board. The lease is renewable and has been renewed each year since 2011. On April 1, 2025, the Company renewed the lease for an additional one year term at a cost of $41,000. During the six months ended June 30, 2025 and 2024, the Company recorded rental amounts of $20,500 and $18,890, respectively; and $10,250 and $10,250 for the three months ended June 30, 2025 and 2024, respectively, which were included in selling expenses.

On January 4, 2018, the Company entered into a sales representative agreement with a consulting firm, which is owned by the former President and Chief Executive Officer and currently the Chairperson of the Board, for sales representative service for a term of two years. On January 4, 2020, the Company renewed the agreement for an additional two years which was amended in July 2020. If not terminated during the first year, the agreement will continue until one party or the other terminates the agreement with 30 days written notice. The Company agreed to compensate the consulting firm via commission at predetermined rates of the relevant sales amount. During the six months ended June 30, 2025 and 2024, the Company recorded $173,792 and $153,043; and $90,356 and $87,316 for the three months ended June 30, 2025 and 2024 as commission expense to this consulting firm, respectively.

In February 2024, the Company entered into a loan agreement in the aggregate amount of $200,000 with a shareholder of the Company. The loan was in the form of a promissory note dated on February 21, 2024, matures on February 20, 2025, and bears interest at a rate of 8.5% per annum. The proceed of the loan is used for working capital. On February 21, 2025, the Company repaid the loan in the form of shares of common stock. During the six months ended June 30, 2025 and 2024, the Company accrued $1,932 and $6,141; and $0 and $4,278 for the three months ended June 30, 2025 and 2024, as interest expense, respectively.

On April 11, 2024, the Company entered into a loan agreement in the aggregate amount of $160,000 with a shareholder of the Company. The loan was in the form of a promissory note dated on April 11, 2024, matures on April 10, 2025, and bears interest at a rate of 8.5% per annum. The proceed of the loan is used for working capital. On April 10, 2025, the Company extended the loan to April 9, 2026. During the six months ended June 30, 2025 and 2024, the Company accrued $7,450 and $3,018; and $3,885 and $3,018 for the three months ended June 30, 2025 and 2024, as interest expense, respectively.

On April 11, 2025, the Company entered into a loan agreement in the aggregate amount of $200,000 with a shareholder of the Company. The loan was in the form of a promissory note dated on April 11, 2025, matures on April 10, 2026, and bears interest at a rate of 8.5% per annum. The proceed of the loan is used for working capital. During the six and three months ended June 30, 2025 and 2024, the Company accrued $3,907 and $0 as interest expense, respectively.

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

The Company and Nova Samoa have entered into orders to purchase inventories in total amount of $4,650,000, which were be paid in 3,321,429 shares (“Transaction”) of common stock of the Company at US$1.40 per share, as disclosed in the Form 8-K filed by the Company with SEC on October 11, 2024 (the “Form 8-K”). The Company believes it has regained compliance with the stockholders’ equity requirement based upon the Transaction.

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

On January 6, 2025, Nova LifeStyle, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Agreement”) with certain purchaser identified on the signature page thereto (the “Purchaser”), pursuant to which the Company agreed to sell to the Purchaser in a private placement 250,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $0.60 per share for an aggregate price of $150,000 (the “Private Placement”). The Private Placement was be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On February 10, 2025, Nova LifeStyle, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Agreement”) with certain purchaser identified on the signature page thereto (the “Purchaser”), pursuant to which the Company agreed to sell to the Purchaser in a private placement 250,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $0.60 per share for an aggregate price of $150,000 (the “Private Placement”). The Private Placement was be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On February 20, 2025, Nova LifeStyle, Inc. (the “Company”) entered into a Debt Repayment Agreement (the “Agreement”) with Huge Energy International Limited, a company incorporated in Hong Kong and a creditor of the Company (the “Creditor”), pursuant to which the Company agreed to repay $217,000 debt owed to the Creditor in the form of shares of Common Stock of the Company for an aggregate of 434,000 shares at a price of $0.50 per share (the “Debt Repayment”). The Debt Repayment was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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

On March 13, 2025, Nova LifeStyle, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Agreement”) with certain purchaser identified on the signature page thereto (the “Purchaser”), pursuant to which the Company agreed to sell to the Purchaser in a private placement 500,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $0.40 per share for an aggregate price of $200,000 (the “Private Placement”). The Private Placement were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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

Warrants

The following is a summary of the warrant activity for the six months ended June 30, 2025:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2025	245,192	$17.50	2.02
Exercisable at January 1, 2025	245,192	$17.50	2.02
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at June 30, 2025	245,192	$17.50	1.52
Exercisable at June 30, 2025	245,192	$17.50	1.52

Shares Issued to Consultants

On January 28, 2023, the Company entered into an advisory service agreement with a designer for advising furniture design concept and development effective on February 1, 2023 for twelve months. The Company shall pay the designer $10,000 per month starting from February 1, 2023 for twelve months, in the form of the Company’s Common Stock, calculated based on the closing stock price on the first trading day of the corresponding month. The shares were issued pursuant to the 2021 Plan. During the six months ended June 30, 2025 and 2024, the Company issued 0 and 528 shares to the designer and charged $0 and $10,000 to operations as designer fee. During the three months ended June 30, 2025 and 2024, the Company issued 0 shares and charged $0 to operations as designer fee.

On July 3, 2023, the Company entered into an IT consulting service agreement with three consultants for analyzing the Company’s IT infrastructure and system effective on July 3, 2023 for twelve months. The Company agreed to grant the consultant 300,000 shares of the Company’s common stock, vesting 25% on July 3, 2023, 25% on October 3, 2023, 25% on January 3, 2024 and 25% on April 3, 2024. The fair value of the 300,000 shares was $636,000, which was calculated based on the stock price of $2.12 per share on July 3, 2023. The shares were issued pursuant to the 2021 Plan. During the six and three months ended June 30, 2024, the Company charged $318,000 and $159,000, respectively, to operations as consulting expenses.

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

On March 1, 2024, Nova Malaysia entered into a consulting agreement with a consultant for IT system related maintenance and services effective on March 1, 2024 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, vesting 25% on March 1, 2024, 25% on June 1, 2024, 25% on September 1, 2024 and 25% on December 1, 2024. The fair value of the 100,000 shares was $163,000, which was calculated based on the stock price of $1.63 per share on March 1, 2024. The shares were granted pursuant to the 2023 Omnibus Long-Term Incentive Plan. During the six months ended June 30, 2025 and 2024, the Company charged $26,906 and $54,594; and $0 and $13,844 for the three months ended June 30, 2025 and 2024 to operations as consulting fee, respectively.

On September 3, 2024, Nova Malaysia entered into a consulting agreement with a consultant for IT system related maintenance and services effective on September 1, 2024 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, vesting 25% on September 3, 2024, 25% on December 3, 2024, 25% on March 3, 2024 and 25% on June 3, 2024. The fair value of the 100,000 shares was $142,000, which was calculated based on the stock price of $1.42 per share on September 3, 2024. The shares were granted pursuant to the 2023 Omnibus Long-Term Incentive Plan. During the six and three months ended June 30, 2025, the Company charged $71,000 and $35,500 to operations as consulting fee, respectively.

On September 3, 2024, Nova Malaysia entered into a consulting agreement with a consultant for IT system related maintenance and services effective on September 1, 2024 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, vesting 25% on September 3, 2024, 25% on December 3, 2024, 25% on March 3, 2024 and 25% on June 3, 2024. The fair value of the 100,000 shares was $142,000, which was calculated based on the stock price of $1.42 per share on September 3, 2024. The shares were granted pursuant to the 2023 Omnibus Long-Term Incentive Plan. During the six and three months ended June 30, 2025, the Company charged $71,000 and $35,500 to operations as consulting fee, respectively.

On November 7, 2024, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2024 for a one-year term. The Company agreed to grant the consultant 50,000 shares of the Company’s common stock, vesting 25% on February 15, 2025, 25% on May 15, 2025, 25% on August 15, 2025 and 25% on November 15, 2025. The fair value of the 50,000 shares was $49,000, which was calculated based on the stock price of $0.98 per share on November 16, 2024. The shares were granted pursuant to the 2023 Plan. During the six and three months ended June 30, 2025, the Company charged $24,500 and $12,250 to operations as consulting expenses, respectively.

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

Shares Issued to Employees

On November 9, 2023, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2023. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2021 Omnibus Equity Plan. The fair value of these shares was $12,900, which was calculated based on the stock price of $2.15 per share on November 9, 2023, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 9, 2023, 25% on March 31, 2024, 25% on June 30, 2024 and 25% on September 30, 2024. During the six and three months ended June 30, 2024, the Company recorded $6,450 and $3,225 to operations as stock compensation expense, respectively.

On November 7, 2024, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2024. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2023 Omnibus Equity Plan. The fair value of these shares was $5,880, which was calculated based on the stock price of $0.98 per share on November 7, 2024, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 7, 2024, 25% on March 31, 2025, 25% on June 30, 2025 and 25% on September 30, 2025. During the six and three months ended June 30, 2025, the Company recorded $2,940 and $1,470 to operations as stock compensation expense, respectively.

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

As of June 30, 2025, unrecognized share-based compensation expense was $25,970.

Note 12 – Geographical Analysis

Geographical distribution of sales consisted of the following for the six and three months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Three Months ended June 30,
	2025	2024	2025	2024
Geographical Areas
North America	$5,174,070	$4,957,058	$2,556,223	$2,631,328
Other countries	17,871	107,868	-	57,205
	$5,191,941	$5,064,926	$2,556,223	$2,688,533

Geographical location of identifiable long-lived assets as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Geographical Areas
North America	$1,002,830	$1,281,203
Asia	389,402	413,302
	$1,392,232	$1,694,505

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

On August 31, 2022, the Company entered into an auto lease agreement with an unrelated auto dealership with a three-year term. The lease commencement date was August 31, 2022. The required rental payment is $1,902 monthly, with payments due on the 30th day of each month, and expiring on July 31, 2025.

On November 8, 2024, the Company entered into an auto lease agreement with an unrelated auto dealership with a three-year term. The lease commencement date was December 23, 2024. The required rental payment is $1,849 monthly, with payments due on the 23rd day of each month, and expiring on November 23, 2027.

On December 9, 2024, Nova Malaysia entered into an agreement for a warehouse with a two-year term, commencing on November 15, 2024 and expiring on November 14, 2026. The lease agreement also provided an option to extend the term for an additional two years. The monthly rental payment is 19,200 Malaysia Ringgit.

Operating lease expense for the six and three months ended June 30, 2025 and 2024 was as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024

Operating lease cost – straight line	$375,157	$366,327	192,719	183,138

The following is a schedule, by years, of maturities of operating lease liabilities as of June 30:

Operating Leases
2025	$379,690
2026	653,567
2027	54,747
2028	45,623
Thereafter	-
Total undiscounted cash flows	1,133,627
Less: imputed interest	(30,223)
Present value of lease liabilities	1,103,404

Lease Term and Discount Rate

June 30, 2025
Weighted-average remaining lease term – years
Operating leases – USA	1.34
Operating leases – Malaysia	3.30

Weighted-average discount rate (%)
Operating leases – USA	3.36
Operating leases – Malaysia	2.78

Supplemental cash flow information related to leases where the Company was the lessee for the six months ended June 30, 2025 and 2024 was as follows:

	2025	2024

Operating cash outflows from operating leases	$375,157	$366,052

Finance lease expense for the six and three months ended June 30, 2025 and 2024 was as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024

Finance lease cost – straight line	$22,503	$22,503	11,251	11,251

The following is a schedule, by years, of maturities of finance lease liabilities as of June 30:

Operating Leases
2025	$12,991
2026	22,180
2027	20,332
Thereafter	-
Total undiscounted cash flows	55,503
Less: imputed interest	(3,277)
Present value of lease liabilities	52,226

Lease Term and Discount Rate

June 30, 2025
Weighted-average remaining lease term – years
Finance leases – USA	2.32

Weighted-average discount rate (%)
Operating leases – USA	5.52

Supplemental cash flow information related to leases where the Company was the lessee for the six months ended June 30, 2025 and 2024 was as follows:

	2025	2024

Operating cash outflows from finance leases	$22,503	$22,503

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

Note 15 – Subsequent Events

The Company has evaluated subsequent events through August 13, 2025, the date of the issuance of the interim condensed consolidated financial statements, and identified the following material subsequent event.

The Company is offering on a reasonable best efforts basis (i) up to 5,863,192 of shares (the “Offering Shares”) of our common stock, par value $0.001 (the “Common Stock”) and (ii) up to 11,726,384 warrants (the “Warrants”) to purchase our Common Stock (including shares of Common Stock underlying warrants) for gross proceeds of up to approximately $9.0 million. The offering price is 50% of bid price of our Common Stock on the date immediately preceding the closing date. For illustration purpose only and assuming an offering price for each Offering Share (the “Offering Price”) is $1.535, based on the last reported closing price of our Common Stock on the Nasdaq on July 21, 2025. The shares of Common Stock and two Warrants must be purchased together in this offering but will be issued separately. Each Warrant will grant the holder the right to acquire one (1) share of Common Stock at an assumed exercise price equal to $1.84 (120% of the assumed offering price of $1.535, which is the last reported sale price of our Common Stock on the Nasdaq on July 21, 2025) Offering Price and will be exercisable until the fifth anniversary of the issuance date, subject to certain adjustments. The final public offering price will be determined through negotiation between us and the Placement Agent (as defined below) in the offering, may be at a discount to the current market price, and the recent market price used throughout this prospectus may not be indicative of the actual offering price.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The following discussion and analysis are based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”). All references to the second quarter and first six months of 2025 and 2024 mean the three and six-month periods ended June 30, 2025 and 2024. In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2024 Form 10-K.

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

We do not have access to a revolving credit facility. On May 4, 2020, the Company received loan proceeds in the amount of approximately $139,802 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. On May 5, 2020, Diamond Bar Outdoors Inc. (“Diamond Bar”) was granted a loan from Cathay Bank in the aggregate amount of $176,294, pursuant to the Paycheck Protection Program. On June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. In July 2021, we completed a registered direct offering of our shares of common stock and received offering gross proceeds of $3,120,622. In May 2024, August 2024 and October 2024, we completed three private placements for gross proceeds of $750,000. During the first six months of 2025, the Company completed three private placements for gross proceeds of $500,000. The Company also repaid $217,000 debt with its shares of common stock during the first quarter of 2025. We currently believe that our financial resources will be adequate to finance our operations in the next 12 months. However, in the event that we do need to raise capital in the future, the instability in the securities markets could adversely affect our ability to raise additional capital.

On April 18, 2024, the Company received written notice from the NASDAQ stating that the Company does not meet the requirement of maintaining a minimum of $2,500,000 in stockholders’ equity for continued listing on the NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5550(b)(1), the Company also does not meet the alternative of market value of listed securities of $35 million under NASDAQ Listing Rule 5550(b)(2) or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years under NASDAQ Listing Rule 5550(b)(3), and the Company is no longer in compliance with the NASDAQ Listing Rules. The NASDAQ notification letter provided the Company until June 6, 2024 to submit a plan to regain compliance. If the plan is accepted, NASDAQ can grant the Company an extension up to 180 calendar days from the date of NASDAQ letter to demonstrate compliance. The Company submitted its plan of compliance on May 28, 2024 and a supplemental letter to the plan of compliance on June 20, 2024. Based on the review of the letters submitted by the Company, Staff has determined to grant the Company an extension until October 14, 2024 to regain compliance with the Rule and the Company must complete its initiatives and provide evidences for the compliance with the Rule as required by Nasdaq. On October 11, 2024, the Company and Nova Samoa have entered into orders to purchase inventories in total amount of $4,600,000, which will be paid in 3,321,429 shares (“Shares”) of common stock of the Company at US$1.40 per share as disclosed in the Form 8-K filed by the Company with SEC on October 11, 2024 (the “Form 8-K”). The Company believes it has regained compliance with the stockholders’ equity requirement based upon the Transaction. Based on the Form 8-K, staff of NASDAQ (“Staff”) has determined that the Company complies with the Listing Rule 5550(b)(1). However, as noted in its letter dated, June 27, 2024, if the Company fails to evidence compliance upon filing its next periodic report covering the period of the transaction which is the annual report of the Company for the year ended December 31, 2024 (“2024 Form 10-K”), it may be subject to delisting. At that time, Staff will provide written notification to the Company, which may then appeal Staff’s determination to a Hearings Panel. The Company filed its 2024 Form 10-K on June 30, 2025 and has not received any written notification of non-compliance from Nasdaq as of the day of this report.

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

On May 27, 2025, the Company received a written notification from the NASDAQ Stock Market Listing Qualifications Staff indicating that the Company has regained compliance with the $1.00 minimum closing bid price requirement for continued listing on the NASDAQ Capital Market pursuant to NASDAQ Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) and that the matter is now closed.

Principal Factors Affecting Our Financial Performance

Since 2019, we have moved away from low margin products and this move was intended to improve our gross profit margin, receivable collections and net profitability, and to increase our return on long-term equity. We terminated sales and marketing efforts to customers that represented a high purchase volume but low profit margin, and we adjusted our product line, which included the launch of our Summer 2023 Collection in the Las Vegas and High Point Markets, with a view to attracting a higher-end ultimate customer. The core focus of the Company’s direction today is entirely centered on our products. Identifying a fashion-driven generational shift in the general perception and consumption of furniture and being more aware of actual consumer tastes and how best to fulfill and engage that need. Closely integrating product development alongside marketing results in appealing products that adheres to the scope of our target demographic of decision makers in the design, staging and retail fields. A process that is continually refined upon each release cycle, maintaining a singular, cohesive vision. In short, we have better identified our customers and how to cater to them – in the process gaining greater traction with every product launch considerably more so on an international level than ever previous. We believe these new strategies, will provide us with significant long term growth opportunities. Significant factors that we believe could affect our operating results are the (i) prices of our products to our domestic and international retailer and wholesaler customers and their markups to end consumers; (ii) general economic conditions in the U.S., Chinese, and other international markets; and (iii) trade war and tariffs imposed by the United States on products manufactured in China and other Asian countries where we purchase our products; and (iv) high interest rate, inflation and slow- down in real estate market. We believe most of our customers are willing to pay for our high quality and stylish products, timely delivery, and strong production capacity at price levels which we expect will allow us to maintain a relatively high gross profit margin for our products. We do not manufacture our products, but instead we utilize third-party manufacturers. In response to the tariffs imposed by the United States on products manufactured in China, we have been in the process of seeking and shifting a portion of our product manufacturing from third-party manufacturers located in China to third-party manufacturers located in other parts of Asia, such as Vietnam, India and/or Malaysia, countries with lower tariffs. However, due to the quality issue and recent increase of tariff announced by President Trump on products from India and other southeastern Asian countries, we still purchase most of our products from China. Implementation of a relocation of manufacturing (which by necessity includes an assessment of the factory’s ability to deliver the quantity of the product, in accordance with the Company’s specifications, and in accordance with the Company’s quality control requirements) is time-consuming and has a lot of uncertainties such as the increase of the tariff of the products from these countries, and only a small portion of suppliers manufacturing our products has been transitioned from China to Malaysia and India starting in 2020. Most of our manufacturing will continue to be performed in China because the good quality and the intellectual know-how necessary to manufacture certain products is not generally available in other Asian countries. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites should also allow us at least to maintain our gross profit margins. The markets in North America is challenging because such markets are experiencing a slow-down and may be entering a recession due to high interest rate and inflation.

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

Accounts Receivable

Our accounts receivable arises from product sales. We do not adjust receivables for the effects of a significant financing component at contract inception if we expect to collect the receivables in one year or less from the time of sale. We do not expect to collect receivables greater than one year from the time of sale. Our policy is to maintain an allowance for expected credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. We maintained an allowance for expected credit loss of $361 and $367 as of June 30, 2025 and December 31, 2024, respectively. During the six months ended June 30, 2025 and 2024, expected credit losses provision (reversal) was ($6) and ($83), respectively; $293 and ($924) for the three months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had gross receivable of $36,115 of which $2,419 was over 90 days past due. The allowance for expected credit losses is our best estimate of the amount of expected credit losses in our existing trade accounts receivable. We determine the allowance based on historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

Advances to Suppliers

Advances to suppliers represent amounts paid to suppliers in advance for goods that are yet to be delivered and from which future economic benefits are expected to flow to the Company within the normal operating cycle. Based on our historical records and in normal circumstances, we generally receive goods within 4 to 6 months from the date the advance payment is made.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax (benefit) expense for the six months ended June 30, 2025 and 2024 are ($63,257) and $4,876, respectively; and ($997) and $4,876 for the three months ended June 30, 2025 and 2024, respectively, which are mainly attributable to California state taxes. The income tax expense for the three months ended June 30, 2024 is $9,571 which is primarily related to forecasted annual income generated from foreign operation. Since the projected annual tax expense of $1,116 is not material to the financial statements, management has decided to pass on recording it for the six months ended June 30, 2025.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the six months ended June 30, 2025, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

As of June 30, 2025 and December 31, 2024, the accumulated undistributed loss generated by its foreign subsidiaries were approximately $22.2 million and $22.2 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of June 30, 2025 and 2024, unrecognized tax benefits were approximately nil and nil, respectively. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was nil as of June 30, 2025 and 2024.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the six months ended June 30, 2025 and 2024, is as follows:

	Gross UTB
	2025	2024
Balance – January 1
Foreign exchange adjustment
Balance – June 30	$-	$-

At June 30, 2025 and December 31, 2024, the Company had cumulatively accrued approximately nil and nil for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled nil and nil for the six and three months ended June 30, 2025 and 2024, respectively, related to the Company’s operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault. As alternatives for the product return option, the customers have the option of asking us for a discount for products with quality issues, or of receiving replacement parts from us at no cost. The amount of reserves for return of products, the discount provided to the customers, and cost for the replacement parts were immaterial for the three months ended June 30, 2025 and 2024.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2025	RM4.21 to 1
December 31, 2024	RM4.47 to 1

Income statement and cash flow items
For the three months ended June 30, 2025	RM4.38 to 1
For the three months ended June 30, 2024	RM4.73 to 1

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

ln December 2023, the FASB issued Accounting Standards Update No.2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3)income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company adopted the ASU in 2025. The adoption did not have a material impact on the financial statements.

In March 2025, the FASB issued ASU 2025-02—Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122. The amendments in this Update are effective immediately and on a fully retrospective basis to annual periods beginning after December 15, 2024. The Company adopted the ASU in 2025. The adoption did not have a material impact on the financial statements.

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

On November 4, 2024, the FASB issued an ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024 03”) to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions (such as cost of sales; selling, general, and administrative expenses; and research and development). The amendments in the ASU require disclosure in the notes to financial statements of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity: 1. Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e). 2. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles in the same tabular disclosure as the other disaggregation requirements. 3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. 4) Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. In January 2025, the FASB issued ASU No. 2025-01, Clarifying the Effective Date (“ASU 2025-01”). The amendments, as clarified by ASU 2025-01, are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of the ASU or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statement presentation or disclosures.

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquirer in the Acquisition of a Variable Interest Entity. The amendments provide guidance on identifying the accounting acquirer in transactions involving a variable interest entity. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting period within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In May 2025, the FASB issued ASU 2025-04, Compensation - Stock Compensation (Topic 18) and Revenue from contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments provide guidance on identifying the accounting acquirer in transactions involving a variable interest entity. The amendments clarify the accounting for share-based consideration payable to a customer under Topic 718 and Topic 606. The amendments are effective for annual reporting periods, including interim reporting period within those annual periods, beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not been issued or made available for issuance. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

We do not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on our financial statement presentation or disclosures.

Results of Operations

Comparison of Three Months Ended June 30, 2025 and 2024

The following table sets forth the results of our operations for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025		2024
	$	% of Sales	$	% of Sales
Net sales	$2,556,223		$2,688,533
Cost of sales	(1,272,176)	(50)%	(1,493,566)	(56)%
Gross profit	1,284,047	50%	1,194,967	44%
Operating expenses	(1,480,541)	(12)%	(1,692,631)	(63)%
Loss from operations	(196,494)	(8)%	(497,644)	(19)%
Other (expenses) income, net	(94,410)	(4)%	(60,949)	(2)%
Income tax benefit	997	0%	(4,876)	-%
Net loss	(289,907)	(12)%	(563,489)	(21)%

Net Sales

Net sales for the three months ended June 30, 2025 were $2.56 million, a decrease of 5% from $2.69 million for the same period of 2024. This decrease in net sales resulted primarily from 26% increase in average selling price, while partially offset by 12% decrease in sales volume. Our three largest selling product categories for the three months ended June 30, 2025 were sofas, coffee tables and beds, which accounted for approximately 54%, 10% and 9% of sales, respectively. For the three months ended June 30, 2024 were sofas, beds and coffee tables, which accounted for approximately 50%, 13% and 10% of sales, respectively.

The $0.13 million decrease in net sales for the three months ended June 30, 2025, compared to the same period of 2024, was mainly due to decreased sales to North America. Sales to North America decreased by 3% to $2.56 million for the three months ended June 30, 2025, compared to $2.63 million for the same period of 2024, such decrease mainly due to decrease our sales volume by 12% from the customers in North America. In addition, Sales to other countries decreased by $0.05 million to $0.00 million for the three months ended June 30, 2025, from $0.05 million for the same period of 2024, primary due to no sales order received from our customers in other countries.

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales decreased by 15% to $1.27 million for the three months ended June 30, 2025, compared to $1.49 million for the same period of 2024. Cost of sales as a percentage of sales decreased to 50% for the three months ended June 30, 2025, compared to 56% for the same period of 2024. The decrease in cost of sales in dollar term was mainly due to decreased net sales. The decrease in cost of sales as a percentage of sales is a result of selling more products with higher profit margin.

Gross Profit

Gross profit was $1.28 million for the three months ended June 30, 2025, compared to $1.19 million for the same period of 2024, representing an increase in gross profit of $0.09 million. Our gross profit margin was 50% for the three months ended June 30, 2025, compared to 44% for the same period of 2024. The increase in gross profit and gross profit margin was mainly a result of selling more products with higher profit margin.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses, and research and development. Operating expenses were $1.48 million for the three months ended June 30, 2025, compared to $1.69 million for the same period of 2024. Selling expenses decreased by 24%, or $0.10 million, to $0.31 million for the three months ended June 30, 2025, from $0.41 million for the same period of 2024, primarily due to decreased marketing and advertising expenses. Also, general and administrative expenses decreased by 9%, or $0.12 million, to $1.17 million for the three months ended June 30, 2025, from $1.29 million for the same period of 2024, primarily due to a decrease in stock compensation of $0.16 million, travel expense of $0.03 million and designer fee of $0.03 million, while the decrease was partially offset by an increase in legal and professional fee of $0.09 million and insurance of $0.02 million.

Other (Expenses) Income, Net

Other expenses, net was $94,410 for the three months ended June 30, 2025, compared to other income, net of $60,949 for the same period of 2024, representing an increase in other expenses of $33,461. The increase in other expenses was due primarily to an increase in foreign exchange loss by $25,680 to $28,063 for the three months ended June 30, 2025, from foreign exchange loss of $2,383 for the same period of 2024. The increase in foreign exchange loss was mainly a result of the appreciation of Malaysian Ringgit against U.S. dollar on cash in Nova Malaysia.

Income Tax Benefit

Income tax benefit was $997 for the three months ended June 30, 2025, compared with income tax expense of $4,876 for the same period of 2024. The income tax benefit for the three months ended June 30, 2025 was mainly due the net loss before income tax for the three months ended June 30, 2025.

Net Income (Loss)

As a result of the foregoing, our net loss was $0.29 million for the three months ended June 30, 2025, compared to $0.56 million of net loss for the same period of 2024.

Comparison of six Months Ended June 30, 2025 and 2024

The following table sets forth the results of our operations for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025		2024
	$	% of Sales	$	% of Sales
Net sales	$5,191,941		$5,064,926
Cost of sales	(2,703,660)	(52)%	(2,853,799)	(56)%
Gross profit	2,488,281	48%	2,211,127	44%
Operating expenses	(2,878,135)	(55)%	(4,197,182)	(83)%
Loss from operations	(389,854)	(7)%	(1,986,055)	(39)%
Other (expenses) income, net	(302,181)	(6)%	(35,314)	(1)%
Income tax benefit (expense)	63,257	1%	(4,876)	0%
Net loss	(628,778)	(12)%	(2,026,245)	(40)%

Net Sales

Net sales for the six months ended June 30, 2025 were $5.19 million, an increase of 3% from $5.06 million for the same period of 2024. This increase in net sales resulted primarily from 32% increase in average selling price, while partially offset by 22% decrease in sales volume. Our three largest selling product categories for the six months ended June 30, 2025 were sofas, beds and coffee tables, which accounted for approximately 54%, 13% and 10% of sales, respectively. For the six months ended June 30, 2024, the three largest selling categories were sofas, beds and chairs, which accounted for approximately 51%, 12% and 8% of sales, respectively.

The $0.13 million increase in net sales for the six months ended June 30, 2025, compared to the same period of 2024, was mainly due to increased sales to North America. Sales to North America increased by 4% to $5.17 million for the six months ended June 30, 2025, compared to $4.96 million for the same period of 2024, such increase mainly due to increase our average selling price by 32% from the customers in North America. However, the increase in net sales in North America was partially offset by the decrease in sales to other countries. Sales to other countries decreased by $0.09 million to $0.02 million for the six months ended June 30, 2025, from $0.11 million for the same period of 2024, primary due to less sales order received from our customers in other countries.

Cost of Sales

Cost of sales consists primarily of costs of finished goods purchased from third-party manufacturers. Total cost of sales decreased by 5% to $2.70 million for the six months ended June 30, 2025, compared to $2.85 million for the same period of 2024. Cost of sales as a percentage of sales decreased to 52% for the six months ended June 30, 2025, compared to 56% for the same period of 2024. The decrease in cost of sales in dollar term and in cost of sales as a percentage of sales are a result of selling more products with higher profit margin.

Gross Profit

Gross profit was $2.49 million for the six months ended June 30, 2025, compared to $2.21 million for the same period of 2024, representing an increase in gross profit of $0.28 million. Our gross profit margin was 48% for the six months ended June 30, 2025, compared to 44% for the same period of 2024. The increase in gross profit and gross profit margin was mainly a result of selling more products with higher profit margin.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses, and research and development. Operating expenses were $2.88 million for the six months ended June 30, 2025, compared to $4.20 million for the same period of 2024. Selling expenses decreased by 34%, or $0.33 million, to $0.64 million for the six months ended June 30, 2025, from $0.96 million for the same period of 2024, primarily due to decreased marketing and advertising expenses. Also, general and administrative expenses decreased by 10%, or $0.24 million, to $2.24 million for the six months ended June 30, 2025, from $2.48 million for the same period of 2024, primarily due to a decrease in stock compensation of $0.32 million and design fee of $0.06 million, while the decrease was partially offset by an increase in legal and professional fee of $0.09 million and consulting fee of $0.08 million. In addition, research and development decreased by 100%, or $0.75 million to $910 for the six months ended June 30, 2025, from $0.75 million for the same period of 2024, primary due to our spending less on our AI and IT system.

Other (Expenses) Income, Net

Other expenses, net was $302,181 for the six months ended June 30, 2025, compared to other income, net of $35,314 for the same period of 2024, representing an increase in other expenses of $266,867. The increase in other expenses was due primarily to an increase in loss on impairment of goodwill by $218,606 to $218,606 for the six months ended June 30, 2025, from loss on impairment of goodwill of nil for the same period of 2024. The increase in loss on impairment of goodwill in 2025 was mainly a result of wrote off our entire goodwill of $218,606 due to our inability to generate future operating income without substantial sales volume increase.

Income Tax Benefit (Expense)

Income tax benefit (expense) was $63,257 and ($4,876) for the six months ended June 30, 2025 and 2024, respectively. The income tax benefit for the six months ended June 30, 2025 was mainly due to true up the tax deduction that we wrote off Jade Mats for inventory impairment over the prior years in Nova Malaysia.

Net Income (Loss)

As a result of the foregoing, our net loss was $0.63 million for the six months ended June 30, 2025, compared to $2.03 million of net loss for the same period of 2024.

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

We rely primarily on internally generated cash flow and available working capital to support growth. We may seek additional financing in the form of bank loans or other credit facilities or funds raised through offerings of our equity or debt, if and when we determine such offerings are required. As of June 30, 2025, we do not have any credit facilities. We believe that our current cash and cash equivalents and anticipated cash receipts from sales of products will be sufficient to meet our anticipated working capital requirements and capital expenditures for the next 12 months.

We had working capital of $5,755,700 at June 30, 2025, an increase of $3,649,536 from net working capital of $2,106,164 at December 31, 2024. The ratio of current assets to current liabilities was 2.28-to-1 at June 30, 2025.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2025 and 2024:

	2025	2024
Cash (used in) provided by:
Operating activities	$(230,104)	$(690,415)
Investing activities	-	-
Financing activities	481,274	760,000

Net cash used in operating activities was $0.23 million for the six months ended June 30, 2025, a decrease in cash outflow by $0.46 million from $0.69 million of cash used in operating activities for the same period of 2024.

The decrease in cash outflow was attributable primarily to (i) decrease in cash outflow of $1.39 million of net loss to $0.63 million for the six months ended June 30, 2025, from the net loss of $2.03 million for the same period of 2024; (ii) increase in cash inflow of $1.21 million for the inventory for the six months ended June 30, 2025, from $0.03 million cash inflow for the same period of 2024, such increase in cash inflow being mainly due to less products being purchased due to reciprocal tariff took effective in April 2025. The decrease in operating cash outflow was partially offset by an increase in cash outflow of 0.44 million for accounts payable to $0.57 million cash outflow for the six months ended June 30, 2025, from $0.13 million cash outflow for the same period of 2024, such increase in cash outflow being mainly due to we made our payments to our suppliers on time.

Net cash provided by investing activities was $0 for the six months ended June 30, 2025 and 2024.

Net cash provided by financing activities was $0.48 million for the six months ended June 30, 2025, compared to $0.76 million for the same period of 2024. During the six months ended June 30, 2025, we borrowed $0.20 million from a shareholder and sold one million shares of common stock with the proceeds of $0.50 million for our working capital, while we paid off one of loans to shareholder by issued 434,000 shares of our common stocks which was equivalent in the value of $0.22 million. During the six months ended June 30, 2024, we borrowed $0.36 million from a shareholder and sold 200,000 shares of common stock with the proceeds of $0.40 million for our working capital.

As of June 30, 2025, we had gross accounts receivable of $36,115 of which $25,520 was not yet past due and $8,177 was less than 90 days past due. We had an allowance for expected credit losses of $361. As of August 6, 2025, 93% of accounts receivable outstanding as of June 30, 2025 had been collected. As of August 6, 2025, 93% of our accounts receivable outstanding at December 31, 2024 had been collected.

As of June 30, 2025 and December 31, 2024, we had advances to suppliers of $7,875,174 and $4,689,148, respectively. These supplier prepayments are made for goods before we actually receive them.

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

As of August 6, 2025, $0 or 0% and $33,924 or 0.7% of our advances to suppliers outstanding at June 30, 2025 and December 31, 2024 had been delivered to us in the form of purchases of furniture, respectively.

Other Long-Term Liabilities

As of June 30, 2025, we recorded long-term taxes payable of nil million, consisting of an income tax payable of nil, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on our post-1986 foreign unremitted earnings, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2025. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Legal Proceedings in the Form 10-Q for the quarter ended March 31, 2025.

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

NOVA LIFESTYLE, INC.
(Registrant)

Date: August 14, 2025	By:	/s/ Xiaohua Lu
Xiaohua Lu Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2025	/s/ Jeffery Chuang
Jeffery Chuang, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

