Form 10-Q
period 2025-09-30
XMax Inc.
filed 2025-11-14
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36259

XMAX INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6565 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

(323) 888-9999
(Registrant’s telephone number, including area code)

Nova LifeStyle, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	XWIN	Nasdaq Stock Market

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

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,871,727 shares of common stock outstanding as of November 13, 2025.

XMax Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XMAX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

	September 30, 2025	December 31, 2024
	UNAUDITED	AUDITED
Assets

Current Assets
Cash and cash equivalents	$1,714,382	$161,902
Accounts receivable, net	7,935,938	36,371
Advance to suppliers	183,924	4,689,148
Inventories	2,254,098	2,824,353
Financing lease right-of-use assets, current	20,363	20,363
Prepaid expenses	150,170	202,294
Other receivables	10,508	17,415

Total Current Assets	12,269,383	7,951,846

Non-current Assets
Property, plant, property and equipment, net	220,388	252,186
Financing lease right of use assets, non-current	22,060	37,332
Operating lease right-of-use assets, net	721,508	1,401,801
Intangible assets, net	–	3,109
Investment in fund	5,000,000	–
Lease deposit	53,103	52,523
Goodwill	–	218,606

Total Non-current Assets	6,017,059	1,965,557

Total Assets	$18,286,442	$9,917,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

XMAX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

	September 30, 2025	December 31, 2024
	UNAUDITED	AUDITED
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$623,602	$728,546
Operating lease liabilities, current	703,928	716,602
Finance lease liabilities - current	20,295	32,585
Advance from customers	349,675	413,583
Loan from shareholders	389,714	385,147
Accrued liabilities and other payables	934,335	1,683,033
Other loan	8,773	13,424
Security deposit	50,000	--
Income tax payable	1,333,149	1,852,399

Total Current Liabilities	4,413,471	5,825,319

Non-current Liabilities
Other loan	204,105	197,828
Operating lease liabilities, non-current	59,882	730,291
Finance lease liabilities - non-current	25,125	40,451

Total Non-current Liabilities	289,112	968,570

Total Liabilities	4,702,583	6,793,889

Contingencies and Commitments

Stockholders’ Equity
Common stock, $0.001 par value; 250,000,000 shares authorized, 34,242,373 and 7,301,206 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	34,242	7,301
Additional paid-in capital	64,801,042	52,585,582
Accumulated other comprehensive income	495,262	522,146
Accumulated deficits	(51,746,687)	(49,991,515)

Total Stockholders’ Equity	13,583,859	3,123,514

Total Liabilities and Stockholders’ Equity	$18,286,442	$9,917,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

XMAX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024

Net Sales	$14,953,032	$7,680,733	$9,761,091	$2,615,807

Cost of Sales	11,480,948	4,290,351	8,777,288	1,436,552

Gross Profit	3,472,084	3,390,382	983,803	1,179,255

Operating Expenses
Selling expenses	984,529	1,380,585	347,754	415,903
General and administrative expenses	3,366,250	4,430,790	1,125,800	1,948,988
Research and development	1,182	1,971,929	272	1,221,231

Total Operating Expenses	4,351,961	7,783,304	1,473,826	3,586,122

Loss From Operations	(879,877)	(4,392,922)	(490,023)	(2,406,867)

Other Income (Expenses)
Non-operating (expense) income	(509,544)	2,944	(586,813)	201
Loss on impairment of goodwill	(218,606)	–	–	–
Foreign exchange transaction income (loss)	(32,731)	70,575	(681)	(74)
Interest expense, net	(28,925)	(21,360)	(10,236)	(8,792)
Financial expense	(149,503)	(146,459)	(39,398)	(50,321)

Total Other Expenses, Net	(939,309)	(94,300)	(637,128)	(58,986)

Loss Before Income Taxes	(1,819,186)	(4,487,222)	(1,127,151)	(2,465,853)

Income Tax Benefit (Expense)	64,014	(5,087)	757	(211)

Net Loss	(1,755,172)	(4,492,309)	(1,126,394)	(2,466,064)

Other Comprehensive Loss
Foreign currency translation	(26,884)	(146,004)	(178)	(63,404)

Net Loss and Comprehensive Loss	(1,782,056)	(4,638,313)	(1,126,572)	(2,529,468)

Weighted average shares outstanding - Basic and Diluted	13,886,979	2,743,021	18,059,407	3,446,032

Net loss per share of common stock
Basic and Diluted	$(0.13)	$(1.64)	$(0.06)	$(0.72)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XMAX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Three Months Ended September 30, 2025

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits)	Equity

Balance at beginning of period	13,772,822	$13,773	$56,657,801	$495,440	$(50,620,293)	$6,546,721

Stock issued to employees	1,500	1	1,469	–	–	1,470

Stock issued to consultants	12,500	12	12,238	–	–	12,250

Stock issued to investors	9,836,054	9,836	8,140,154			8,149,990

Warrant Exercise	10,619,497	10,620	(10,620)	–	–	–

Foreign currency translation loss	–	–	–	(178)	–	(178)

Net loss	–	–	–	–	(1,126,394)	(1,126,394)

Balance at end of period	34,242,373	$34,242	$64,801,042	$495,262	$(51,746,687)	$13,583,859

Three Months Ended September 30, 2024

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits)	Equity

Balance at beginning of period	2,672,427	$2,672	$46,062,766	$438,825	$(46,456,055)	$48,208

Stock issued to employees	1,500	2	3,224	–	–	3,226

Stock issued to consultants	87,500	88	140,037	–	–	140,125

Stock issued to designer	19,350	19	29,981	–	–	30,000

Acquisition of Nova Living DesignXperience	400,000	400	659,600			660,000

Acquisition of Payment IT System	460,000	460	551,540			552,000

Stocks issued to an investor	125,000	125	199,875			200,000

Foreign currency translation loss	–	–	–	(63,404)	–	(63,404)

Net loss	–	–	–	–	(2,466,064)	(2,466,064)

Balance at end of period	3,765,777	$3,766	$47,647,023	$375,421	$(48,922,119)	$(895,909)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XMAX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Nine Months Ended September 30, 2025

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits)	Equity

Balance at beginning of period	7,301,206	$7,301	$52,585,582	$522,146	$(49,991,515)	$3,123,514

Stock issued to employees	4,500	5	4,405	-	-	4,410

Stock issued to consultants	137,500	138	179,612	-	-	179,750

Stock issued to creditor	434,000	434	216,566	-	-	217,000

Stock issued to suppliers	4,909,616	4,909	3,186,341	-	-	3,191,250

Stock issued to investors	10,836,054	10,835	8,639,156	-	-	8,649,991

Warrant Exercise	10,619,497	10,620	(10,620)			--

Foreign currency translation loss	-	-	-	(26,884)	-	(26,884)

Net loss	-	-	-	-	(1,755,172)	(1,755,172)

Balance at end of period	34,242,373	$34,242	$64,801,042	$495,262	$(51,746,687)	$13,583,859

Nine Months Ended September 30, 2024

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits)	Equity

Balance at beginning of period	1,917,706	$1,918	$44,402,821	$521,425	$(44,429,810)	$496,354

Stock issued to employees	4,500	5	9,670	–	–	9,675

Stock issued to consultants	312,500	312	584,063	–	–	584,375

Stock issued to designer	46,071	46	89,954	–	–	90,000

Acquistion of AI-Calculation Engine	300,000	300	749,700			750,000

Acquistion of Nova Living DesignXperience	400,000	400	659,600			660,000

Acquisiton of Payment IT System	460,000	460	551,540			552,000

Stock issued to an investor	325,000	325	599,675			600,000

Foreign currency translation loss	–	–	–	(146,004)	–	(146,004)

Net loss	–	–	–	–	(4,492,309)	(4,492,309)

Balance at end of period	3,765,777	$3,766	$47,647,023	$375,421	$(48,922,119)	$(895,909)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XMAX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Nine Months Ended September 30,
	2025	2024

Cash Flows From Operating Activities
Net loss	$(1,755,172)	$(4,492,309)

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	47,613	44,512
Amortization of operating lease right-of-use assets	534,331	534,710
Write down of inventories	5,840	41,635
Stock based compensation expense	259,280	622,930
Research and development	–	1,962,000
Loss on impairment of goodwill	218,606	–
Changes in bad debt - (credit loss) /allowance	(203)	749
Changes in operating assets and liabilities:
Accounts receivable	(7,899,364)	(80,551)
Advance to suppliers	7,696,474	(38,938)
Inventories	564,415	(273,198)
Other current assets	179,170	895,015
Operating lease liabilities	(549,465)	(534,266)
Accounts payable	(104,944)	30,637
Advance from customers	(77,224)	185,403
Accrued liabilities and other payables	(692,608)	(26,659)
Taxes payable	(564,013)	–

Net Cash Used in Operating Activities	(2,137,264)	(1,128,330)

Cash Flows From Investing Activity
Investment in fund of Preamble Capital LLC	(5,000,000)	–

Net Cash Used in Investing Activity	(5,000,000)	–

Cash Flows From Financing Activities
Repayment to loan from a shareholder	(217,000)	–
Proceed from loan from a shareholder	200,000	360,000
Proceed from equity financing	8,149,990	–
Proceed from issuing common stocks	500,000	600,000

Net Cash Provided by Financing Activities	8,632,990	960,000

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$56,754	$(38,522)

Net Increase (Decrease) in Cash and Cash Equivalents	1,552,480	(206,852)

Cash and Cash Equivalents, Beginning of Period	161,902	369,137

Cash and Cash Equivalents, Ending of Period	$1,714,382	$162,285

Supplemental Disclosure of Cash Flow Information

Cash paid during period for:
Income tax payments	$500,000	$5,087
Interest expense	$22,579	$4,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

XMAX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

Note 1 - Organization and Description of Business

Organization and Business

XMax Inc. (“XMAX” or the “Company”), formerly known as Nova LifeStyle, Inc. or Stevens Resources, Inc., was incorporated in the State of Nevada on September 9, 2009.

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

On November 5, 2020, Nova LifeStyle acquired Nova HK at cost of $1,290 which was incorporated in Hong Kong on November 6, 2019. This company had minimal operations other than to take over the business of Nova Macao. On February 15, 2022, the Company transferred its entire assets and business in Nova HK to Nova Malaysia, a subsidiary of the Company. In February 2023, Nova HK completed the process of de-registration and liquidation.

The “Company” and “Nova” collectively refer to XMax Inc., formerly known as Nova LifeStyle, the U.S. parent, and its subsidiaries, Nova Furniture, Nova Samoa, Diamond Bar, i Design, Nova HK and Nova Malaysia.

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

Reverse split

On May 22, 2023, the Company filed a Certificate of Change with the Secretary of State of Nevada with an effective date of May 22, 2023, at which time a 1-for-5 reverse stock split of the Company’s authorized shares of common stock, par value $0.001, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). All references to shares and per share data have been retroactively restated to reflect such split.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the single step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company completed the required testing of goodwill for impairment as of September 30, 2025, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Accounts receivable consisted of the following as of the date indicated:

	September 30, 2025	December 31, 2024

Accounts receivable	$7,936,102	36,738
Less: allowance for credit losses	(164)	(367)
Total accounts receivable, net	$7,935,938	36,371

Expected credit losses (reversal) provision consisted for the following as of the dated indicated:

	September 30, 2025	December 31, 2024

Balance – January 1	$367	532
Expected credit losses reversal	(203)	(165)
Balance – September 30	$164	367

The expected credit (reversal) losses provision for the nine months ended September 30, 2025 and 2024 was ($203) and $749 respectively; and ($197) and $832 for the three months ended September 30,2025 and 2024, respectively.

Advances to Suppliers

Advances to suppliers represent amounts paid to suppliers in advance for goods that are yet to be delivered and from which future economic benefits are expected to flow to the Company within the normal operating cycle. Based on its historical record and in normal circumstances, the Company receives goods within 4 to 6 months from the date the advance payment is made. During the nine months ended September 30, 2025 and December 31, 2024, no provision was made on advances to suppliers.

Inventories

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the nine months ended September 30, 2025 and 2024, the Company wrote down (reversal) $5,840 and $41,635 of slow-moving inventory, respectively and $1,169 and ($2,618) for the three months ended June 30, 2025 and 2024, respectively. The inventory write-down is included in “Cost of Sales” from continuing operations in the unaudited condensed consolidated statements of loss and comprehensive loss.

Property, Plant, and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and impairment losses, if any. Expenditures for maintenance and repairs are expensed as incurred, while additions, renewals and improvements are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with no salvage value and estimated lives as follows:

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. As of September 30, 2025, the Company determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Since 2023, the Company has been developing Virtual and Augmented reality software and AI system for potential consulting business. In addition, since 2024, the Company acquired IT systems for AI-Calculation Engine, Nova Living DesignXperience System and Payment IT System which were integrated into our current IT system (see Note 11). The entire system is far from complete as it requires to integrate with other components in order to be functional. It is still in development stage and not in operation. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expenses were $1,182 and $1.97 million for the nine months ended September 30, 2025 and 2024, respectively; and $272 and $1.22 million for the three months ended September 30, 2025 and 2024, respectively.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax (benefit) expense for the nine months ended September 30, 2025 and 2024 are ($64,014) and $5,087; and ($757) and $211 for the three months ended September 30, 2025 and 2024, respectively, which are mainly attributable to California state taxes. The income tax expense for the nine and three months ended September 30, 2024 is $0 which is primarily related to quarter-to-date loss generated from domestic and foreign operations. Since the projected annual tax expense of $1,776 is not material to the financial statements, management has decided to pass on recording it for the nine months ended September 30, 2025.

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

XMax Inc. (Nova Lifestyle, Inc.) and Diamond Bar are subject to U.S. federal and state income taxes. Nova Furniture BVI was incorporated in the BVI and Nova Samoa was incorporated in Samoa. There is no income tax for companies domiciled in the BVI and Samoa. Accordingly, the Company’s unaudited condensed consolidated financial statements do not present any income tax provisions related to the BVI and Samoa tax jurisdictions where Nova Furniture BVI and Nova Samoa are domiciled. Nova Malaysia is incorporated in Malaysia and is subject to Malaysia income taxes at the statutory rate of 24%.

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

As of September 30, 2025 and December 31, 2024, the accumulated undistributed loss generated by its foreign subsidiaries were approximately $22.6 million and $22.2 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of September 30, 2025 and 2024, unrecognized tax benefits were approximately nil and nil, respectively. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was nil as of September 30, 2025 and 2024.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the nine months ended September 30, 2025 and 2024, is as follows:

Gross UTB
	2025	2024
Balance – January 1	-	-
Foreign exchange adjustment	-	-
Balance – September 30	$-	$-

At September 30, 2025 and December 31, 2024, the Company had cumulatively accrued approximately nil and nil for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled nil and nil for the nine and three months ended September 30, 2025 and 2024, respectively, related to the Company’s operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

XMax Inc. (Nova Lifestyle) and Diamond Bar are subject to U.S. federal and state income taxes and tax years 2021-2024 remain open to examination by tax authorities in the U.S.

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

The Company’s sales policy allows for product returns within the warranty period if the product is defective and the defects are the Company’s fault. As alternatives to the product return option, the customers have the option of requesting a discount from the Company for products with quality issues or of receiving replacement parts from the Company at no cost. The amount for product returns, the discount provided to the Company’s customers, and the costs for replacement parts were immaterial for the nine and three months ended September 30, 2025 and 2024.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the nine months ended September 30, 2025 and 2024, shipping and handling costs were $2,422 and $1,593 respectively; and $2,699 and $78 for the three months ended September 30, 2025 and 2024, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense was $189,430 and $272,199 for the nine months ended September 30, 2025 and 2024, respectively; and $85,710 and $16,324 for the three months ended September 30, 2025 and 2024, respectively.

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

The following table presents a reconciliation of basic and diluted loss per share for the nine and three months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024

Net loss	$(1,755,172)	$(4,492,309)	(1,126,394)	(2,466,064)

Weighted average shares outstanding – Basic and Diluted *	13,886,979	2,743,021	18,059,407	3,446,032

Net loss per share of common stock
Basic and Diluted	$(0.13)	$(1.64)	(0.06)	(0.72)

*	Including 1,500 and 0 shares that were granted and vested but not yet issued for the nine and three months ended September30, 2025 and 2024, respectively.

For the nine months ended September 30, 2025 and 2024, 1,500 and 1,500 shares of unvested restricted stock, vested stock options to purchase of 0 and 12,000 shares of the Company’s common stock, and 6,384,200 and 245,192 shares exercisable under warrants were excluded from the EPS calculation, as their effect were anti-dilutive.

For the three months ended June 30, 2025 and 2024, 1,500 and 600 shares of unvested restricted stock, vested stock options to purchase 0 and 25,400 shares of common stock of the Company, and 6,384,200 and 245,192 shares exercisable under warrants were excluded from the EPS calculation, as their effect were anti-dilutive.

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

The following table sets forth information as to the Company’s customers that accounted for 10% or more of the Company’s sales and accounts receivable for the nine and three months ended September 30, 2025 and 2024.

Nine Months Ended September 30, 2025		Three Months Ended September 30, 2025		As of September 30, 2025
Customer	Percentage of Total Sales	Customer	Percentage of Total Sales	Percentage of accounts receivable
A	1%	A	-%	-%
B	1%	B	2%	-%
C	-%	C	-%	-%
D	53%	D	81%	100%

Nine Months Ended September 30, 2024		Three Months Ended September 30, 2024		As of September 30, 2024
Customer	Percentage of Total Sales	Customer	Percentage of Total Sales	Percentage of accounts receivable
A	3%	A	2%	17%
B	2%	B	3%	59%
C	-%	C	–%	10%
D	-%	D	-%	-%

One and no customer accounted for 10% or more of the Company’s sales for the nine months ended September 30, 2025 and 2024, respectively. One and no customer account for 10% or more of the Company’s sales for the three months ended September 30, 2025 and 2024, respectively.

One and three customers accounted for 100% and 86% (59%, 17% and 10%), respectively, of the Company’s gross accounts receivable as of September 30, 2025 and 2024.

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases, accounts payable and advance to suppliers for the nine and three months ended September 30, 2025 and 2024.

Nine Months Ended September 30, 2025		Three Months Ended September 30, 2025		As of September 30, 2025	As of September 30, 2025
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases	Balance of Accounts Payable	Balance of Advance to Supplier
A	16%	A	17%	$114,584	-
B	10%	B	11%	137,155	-
C	8%	C	10%	127,563	23,924

Nine Months Ended September 30, 2024		Three Months Ended September 30, 2024		As of September 30, 2024	As of September 30, 2024
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases	Balance of Accounts Payable	Balance of Advance to Supplier
A	16%	A	21%	$151,609	-
B	2%	B	2%	-	-
C	7%	C	4%	-	23,924

The Company purchased its products from two and one major vendors during the nine months ended September 30, 2025 and 2024, respectively, accounting for a total of 26% (16% and 10%) for 2025 and 16% for 2024 of the Company’s purchases, respectively.

The Company purchased its products from three and one major vendors during the three months ended September 30, 2025 and 2024, respectively, accounting for a total of 38% (17%, 11% and 10%) for 2025 and 21% for 2024 of the Company’s purchases, respectively.

Accounts payable to these major vendors were $379,302 and $151,609 as of September 30, 2025 and 2024, respectively.

Advances made to these major vendors were $23,924 as of September 30, 2025 and 2024, respectively.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2025	RM 4.21 to 1
December 31, 2024	RM 4.47 to 1

Income Statement and cash flow items
For the nine months ended September 30, 2025	RM 4.32 to 1
For the nine months ended September 30, 2024	RM 4.63 to 1

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

The Company recognized no impairment of ROU assets as of September 30, 2025 and December 31, 2024.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the condensed consolidated balance sheets at September 30, 2025 and December 31, 2024.

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

Note 3 - Inventories

The inventories as of September 30, 2025 and December 31, 2024 totaled $2,254,098 and $2,824,353, respectively, and consisted entirely of finished goods.

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the nine months ended September 30, 2025 and 2024, the Company wrote-down (reversed) $5,840 and $41,635 of slow-moving inventory, respectively; and $1,169 and ($2,618) of slow-moving inventory for the three months ended June 30, 2025 and 2024, respectively. The inventory write-down is included in “Cost of Sales” in the consolidated statements of operations.

Note 4 – Property, plant, and Equipment, Net

As of September 30, 2025 and December 31, 2024, Property, plant, and equipment consisted of the following:

	September 30, 2025	December 31, 2024
Computer and office equipment	$276,150	$271,415
Decoration and renovation	408,832	387,288
	684,982	658,703
Less: accumulated depreciation	(464,594)	(406,517)
	$220,388	$252,186

Depreciation expense was $44,504 and $40,489 for the nine months ended September 30, 2025 and 2024, respectively; and $15,128 and $13,480 for the three months ended September 30, 2025 and 2024, respectively.

Note 5 – Intangible Assets

As of September 30, 2025 and December 31, 2024, intangible assets consisted of the following:

	September 30, 2025	December 31, 2024
Accounting software	$26,800	$26,800
Less: accumulated amortization	(26,800)	(23,691)
	$-	$3,109

Amortization expense was $3,109 and $4,023 for the nine months ended September 30, 2025 and 2024, respectively and $427 and $1,341 for the three months ended September 30, 2025 and 2024, respectively.

Note 6 – Investment in Fund

On September 25, 2025, Nova Furniture Limited (the “Nova BVI”), a company incorporated in the British Virgin Islands and a wholly owned subsidiary of Nova LifeStyle, Inc. entered into a Subscription Agreement (the “Agreement”) with Preamble Capital, A Series of CGF2021 LLC (the “Fund”), a Delaware Limited Liability Company. Pursuant to the Agreement, Nova BVI subscribes 99.815% interest in the Fund in an amount equal to $5,664,500. (the “Subscription Amount”) and will become a member of the Fund and be bound by the LLC Agreement as a member of the Fund. Sydecar LLC, a Delaware limited liability company, is the administrator of the Fund. The applicable management fee percentage for the Company is 0%. The Fund will use the Subscription Amount to subscribe approximately 6.667% interest of certain fund that holds an aggregate of 353,772 shares of Common Stock of Space Exploration Technologies Corp., a Texas corporation (“SpaceX”), comprising of 121,805 shares of Class A Common Stock and 231,967 shares of Class C Common Stock of Space X.

On September 25, 2025, Nova BVI closed its subscription of 99.815% interest in Preamble Capital, A Series of CGF2021 LLC (the “Preamble Capital”), a Delaware Limited Liability Company for $5,664,500.

On September 26, 2025, Preamble Capital entered into a Subscription Agreement (the “Subscription Agreement”) with a certain fund that holds an aggregate of 353,772 shares of Common Stock of SpaceX, comprising of 121,805 shares of Class A Common Stock and 231,967 shares of Class C Common Stock of Space X. Pursuant to the Subscription Agreement, Preamble Capital subscribed approximately 6.667% interest of such fund for an amount of $5,660,000 (the “Transaction”). On September 29, 2025, Preamble Capital closed the Transaction.

The Company recorded $5.00 million to investment in fund with $664,500 as subscription fee in other expense for the above transactions.

Note 7 – Advances to Suppliers

The Company makes advances to certain vendors for inventory purchases. The advances on inventory purchases were $183,924 and $ 4,689,148 as of September 30, 2025 and December 31, 2024, respectively. No impairment charges were made on advances to suppliers for the nine months ended September 30, 2025 and the twelve months ended December 31, 2024.

Note 8 – Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Prepaid expenses	$150,170	$202,294
Other receivables	10,508	17,415
	$160,678	$219,709

As of September 30, 2025 and December 31, 2024, prepaid expenses and other receivables mainly represented prepaid insurance, prepaid rent, refund receivable from suppliers, prepaid advertising expense, and Celero and Cardknox account balances.

Note 9 – Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Other payables	$466,158	$986,945
Salary payable	4,688	8,727
Marketing	-	10,000
Financed insurance premiums	115,833	62,531
Auditing fee	-	190,000
Warranty liability	10,558	15,103
Accrued commission	385	47,466
Accrued expenses, others	336,713	362,261
	$934,335	$1,683,033

As of September 30, 2025 and December 31, 2024, other accrued expenses mainly included legal and professional fees, utilities and unpaid operating expenses incurred in Malaysia. Other payables represented balance on credit card, other taxes payable, 401(k) payable and payable for marketing, shipping, director and showroom.

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

Note 10 – Other Loans

On June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. The Loan, which was in the form of a promissory note dated June 19, 2020, matures on June 19, 2050 and bears interest at a rate of 3.75% per annum, payable monthly beginning 12 months from the date of the promissory note. Funds from the Loan may only be used for working capital. The loan was secured by all tangible and intangible property of Diamond Bar and has accumulated interest of $4,000 and $4,109 for the nine months ended September 30, 2025 and 2024, respectively; and $1,340 and $1,372 for the three months ended September 30, 2025 and 2024, respectively.

On November 14, 2024, Nova Malaysia entered into a loan agreement in the aggregate amount of $71,286 (equivalent to Malaysia Ringgit 300,000) with an unrelated third party. The loan was in the form of a promissory note dated on November 14, 2024, matures on November 13, 2030, and bears no interest. The proceed of the loan is used for working capital.

Note 11 – Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s former President and Chief Executive Officer who is currently the Chairperson of the Board. The lease is renewable and has been renewed each year since 2011. On April 1, 2025, the Company renewed the lease for an additional one year term at a cost of $41,000. During the nine months ended September 30, 2025 and 2024, the Company recorded rental amounts of $30,750 and $29,140, respectively; and $10,250 and $10,250 for the three months ended September 30, 2025 and 2024, respectively, which were included in selling expenses.

On January 4, 2018, the Company entered into a sales representative agreement with a consulting firm, which is owned by the former President and Chief Executive Officer and currently the Chairperson of the Board, for sales representative service for a term of two years. On January 4, 2020, the Company renewed the agreement for an additional two years which was amended in July 2020. If not terminated during the first year, the agreement will continue until one party or the other terminates the agreement with 30 days written notice. The Company agreed to compensate the consulting firm via commission at predetermined rates of the relevant sales amount. During the nine months ended September 30, 2025 and 2024, the Company recorded $257,267 and $249,960; and $83,475 and $96,917 for the three months ended June 30, 2025 and 2024 as commission expense to this consulting firm, respectively.

In February 2024, the Company entered into a loan agreement in the aggregate amount of $200,000 with a shareholder of the Company. The loan was in the form of a promissory note dated on February 21, 2024, matures on February 20, 2025, and bears interest at a rate of 8.5% per annum. The proceed of the loan is used for working capital. On February 21, 2025, the Company repaid the loan in the form of shares of common stock. During the nine months ended September 30, 2025 and 2024, the Company accrued $1,932 and $10,509; and $0 and $4,368 for the three months ended June 30, 2025 and 2024, as interest expense, respectively.

On April 11, 2024, the Company entered into a loan agreement in the aggregate amount of $160,000 with a shareholder of the Company. The loan was in the form of a promissory note dated on April 11, 2024, matures on April 10, 2025, and bears interest at a rate of 8.5% per annum. The proceed of the loan is used for working capital. On April 10, 2025, the Company extended the loan to April 9, 2026. During the nine months ended September 30, 2025 and 2024, the Company accrued $11,290 and $6,093; and $3,840 and $3,075 for the three months ended September 30, 2025 and 2024, as interest expense, respectively.

On April 11, 2025, the Company entered into a loan agreement in the aggregate amount of $200,000 with a shareholder of the Company. The loan was in the form of a promissory note dated on April 11, 2025, matures on April 10, 2026, and bears interest at a rate of 8.5% per annum. The proceed of the loan is used for working capital. During the nine and three months ended September 30, 2025 and 2024, the Company accrued $8,345 and $4,438 as interest expense, respectively.

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

On February 26, 2025, Nova LifeStyle, Inc. (the “Company”) and Nova Furniture Limited (Samoa), a wholly owned subsidiary of the Company (“Nova Samoa”) entered into four purchase orders (“POs”) to purchase certain furniture products (the “Products”) from Flyguy Resources Sdn Bhd (“Flyguy Resources”), Twenty Nine Business Solutions Sdn Bhd. (“Twenty Nine Business”), Chialing Enterprise (“Chialing”) and Macro IT Solutions SDH BHD (“Macro IT Solutions”, collectively with Flyguy Resources, Twenty Nine Business, and Chialing as the “Sellers”). Pursuant to the POs, the Company, Nova Samoa and Sellers agree that (i) Nova Samoa will purchase Transparent Marble Slabs from Flyguy Resources for a total of $810,000 (the “Flyguy Order Price”); (ii) Nova Samoa will purchase Background Light Slabs from Twenty Nine Business for a total of $742,500 (the “Twenty Nine Order Price”); (iii) Nova Samoa will purchase Light Transmitting Slate Stone from Chialing for a total of $825,000 (the “Chialing Order Price”); and (iv) Nova Samoa will purchase Ultrathinstone from Macro IT Solutions for a total of $813,750 (the “Macro Order Price”, collectively with Flyguy Order Price, Twenty Nine Order Price, Chialing Order Price as “Order Prices”); (vi) the Order Prices shall be paid to the Sellers in 4,909,616 shares (“Shares”) of common stock of the Company at US$0.65 per share. The Shares were issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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

On September 4, 2025, Nova Lifestyle, Inc., a Nevada corporation (the “Company”), entered into a Securities Purchase Agreement (the “Purchase Agreement”) with purchasers named therein (each, a “Purchaser” and collectively the “Purchasers”), pursuant to which the Company agreed to sell, in a best-efforts public offering, an aggregate of (i) 9,836,054 shares (the “Shares”) of the Company’s common stock, par value $0.001 (“Common Stock”) and (ii) 19,672,108 warrants to purchase 19,672,108 shares of Common Stock (the “Warrants” and such shares of Common Stock issuable upon exercise of the Warrants, the “Warrant Shares”). Each share of Common Stock is being sold together with two Warrants, with each Warrant to purchase one share of Common Stock. The combined purchase price per Share and accompanying Warrants is $0.915.

The Warrants are exercisable at an exercise price of $1.098 per share immediately upon issuance, and will expire five years following the date of issuance.

On September 4, 2025, the Company closed the public offering of these securities for gross proceeds of approximately $9.0 million (the “Offering”). The net proceeds to the Company from the Offering, after deducting the Placement Agent’s fees and expenses and the Company’s offering expenses is approximately $8.15 million. The Company intends to use the net proceeds for working capital, marketing expenditures, repayment of short-term debt and capital expenditures

American Trust Investment Services, Inc. acted as the exclusive placement agent for the Offering pursuant to the Placement Agency Agreement, dated September 3, 2025. As compensation for such placement agent services, the Company paid ATIS an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the Offering, plus a non-accountable expense allowance equal to 1.0% of the gross proceeds received by the Company, and out-of-pocket expenses of $150,000.

The warrants issued in the public offering described above are exercisable for a fixed number of shares, and are classified as equity instruments under ASC 815-40-25-10. The Company accounted for the warrants issued in the public offering based on the fair value method under ASC Topic 505, and the fair value of the warrants was calculated using the Black-Scholes model under the following assumptions: estimated life of 5.5 years, volatility of 124%, risk-free interest rate of 3.65% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The fair value of the warrants issued to investors and placement agent at grant date was $18,308,126.

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

The warrants issued in the private placement described above are exercisable for a fixed number of shares, and are classified as equity instruments under ASC 815-40-25-10. The Company accounted for the warrants issued in the private placement based on the fair value method under ASC Topic 505, and the fair value of the warrants was calculated using the Black-Scholes model under the following assumptions: estimated life of 5.5 years, volatility of 107%, risk-free interest rate of 0.71% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The fair value of the warrants issued to investors and placement agent at grant date was $2,018,597

Warrants

The following is a summary of the warrant activity for the nine months ended September 30, 2025:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2025	245,192	$17.50	2.02
Exercisable at January 1, 2025	245,192	$17.50	2.02
Granted	19,672,108	1.098	5
Exercised / surrendered	13,533,100	1.098	5
Expired	-	-	-
Outstanding at September 30, 2025	6,384,200	$1.73	4.796
Exercisable at September 30, 2025	6,384,200	$1.73	4.796

Shares Issued to Consultants

On January 28, 2023, the Company entered into an advisory service agreement with a designer for advising furniture design concept and development effective on February 1, 2023 for twelve months. The Company shall pay the designer $10,000 per month starting from February 1, 2023 for twelve months, in the form of the Company’s Common Stock, calculated based on the closing stock price on the first trading day of the corresponding month. The shares were issued pursuant to the 2021 Plan. During the nine months ended September 30, 2025 and 2024, the Company issued 0 and 528 shares to the designer and charged $0 and $10,000 to operations as designer fee. During the three months ended September 30, 2025 and 2024, the Company issued 0 shares and charged $0 to operations as designer fee.

On July 3, 2023, the Company entered into an IT consulting service agreement with three consultants for analyzing the Company’s IT infrastructure and system effective on July 3, 2023 for twelve months. The Company agreed to grant the consultant 300,000 shares of the Company’s common stock, vesting 25% on July 3, 2023, 25% on October 3, 2023, 25% on January 3, 2024 and 25% on April 3, 2024. The fair value of the 300,000 shares was $636,000, which was calculated based on the stock price of $2.12 per share on July 3, 2023. The shares were issued pursuant to the 2021 Plan. During the nine and three months ended September 30, 2024, the Company charged $318,000 and $0, respectively, to operations as consulting expenses.

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

On March 1, 2024, Nova Malaysia entered into a consulting agreement with a consultant for IT system related maintenance and services effective on March 1, 2024 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, vesting 25% on March 1, 2024, 25% on June 1, 2024, 25% on September 1, 2024 and 25% on December 1, 2024. The fair value of the 100,000 shares was $163,000, which was calculated based on the stock price of $1.63 per share on March 1, 2024. The shares were granted pursuant to the 2023 Omnibus Long-Term Incentive Plan. During the nine months ended September 30, 2025 and 2024, the Company charged $26,906 and $95,344; and $0 and $40,750 for the three months ended September 30, 2025 and 2024 to operations as consulting fee, respectively.

On September 3, 2024, Nova Malaysia entered into a consulting agreement with a consultant for IT system related maintenance and services effective on September 1, 2024 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, vesting 25% on September 3, 2024, 25% on December 3, 2024, 25% on March 3, 2024 and 25% on June 3, 2024. The fair value of the 100,000 shares was $142,000, which was calculated based on the stock price of $1.42 per share on September 3, 2024. The shares were granted pursuant to the 2023 Omnibus Long-Term Incentive Plan. During the nine and three months ended September 30, 2025, the Company charged $95,607 and $35,500; $10,893 for the nine and three months ended September 30, 2024, to operations as consulting fee, respectively.

On September 3, 2024, Nova Malaysia entered into a consulting agreement with a consultant for IT system related maintenance and services effective on September 1, 2024 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, vesting 25% on September 3, 2024, 25% on December 3, 2024, 25% on March 3, 2024 and 25% on June 3, 2024. The fair value of the 100,000 shares was $142,000, which was calculated based on the stock price of $1.42 per share on September 3, 2024. The shares were granted pursuant to the 2023 Omnibus Long-Term Incentive Plan. During the nine and three months ended September 30, 2025, the Company charged $95,607 and $24,607; $10,893 for the nine and three months ended September 30, 2024, to operations as consulting fee, respectively.

On November 7, 2024, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2024 for a one-year term. The Company agreed to grant the consultant 50,000 shares of the Company’s common stock, vesting 25% on February 15, 2025, 25% on May 15, 2025, 25% on August 15, 2025 and 25% on November 15, 2025. The fair value of the 50,000 shares was $49,000, which was calculated based on the stock price of $0.98 per share on November 16, 2024. The shares were granted pursuant to the 2023 Plan. During the nine and three months ended September 30, 2025, the Company charged $36,750 and $12,250 to operations as consulting expenses, respectively.

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

Shares Issued to Employees

On November 9, 2023, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2023. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2021 Omnibus Equity Plan. The fair value of these shares was $12,900, which was calculated based on the stock price of $2.15 per share on November 9, 2023, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 9, 2023, 25% on March 31, 2024, 25% on June 30, 2024 and 25% on September 30, 2024. During the nine and three months ended September 30, 2024, the Company recorded $9,675 and $3,225 to operations as stock compensation expense, respectively.

On November 7, 2024, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2024. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2023 Omnibus Equity Plan. The fair value of these shares was $5,880, which was calculated based on the stock price of $0.98 per share on November 7, 2024, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 7, 2024, 25% on March 31, 2025, 25% on June 30, 2025 and 25% on September 30, 2025. During the nine and three months ended September 30, 2025, the Company recorded $4,410 and $1,470 to operations as stock compensation expense, respectively.

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

As of September 30, 2025, unrecognized share-based compensation expense was $0.

Note 13 – Geographical Analysis

Geographical distribution of sales consisted of the following for the nine and three months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Three Months ended September 30,
	2025	2024	2025	2024
Geographical Areas
North America	$6,998,033	$7,508,657	$1,823,963	$2,551,599
Hong Kong	7,919,662	-	7,919,662	-
Other countries	35,337	172,076	17,466	64,208
	$14,953,032	$7,680,733	$9,761,091	$2,615,807

Geographical location of identifiable long-lived assets as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Geographical Areas
North America	$832,702	$1,281,203
Asia	376,867	413,302
	$1,209,569	$1,694,505

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

On August 31, 2022, the Company entered into an auto lease agreement with an unrelated auto dealership with a three-year term. The lease commencement date was August 31, 2022. The required rental payment is $1,902 monthly, with payments due on the 30th day of each month, and expired on July 31, 2025. The Company did not renew the lease.

On November 8, 2024, the Company entered into an auto lease agreement with an unrelated auto dealership with a three-year term. The lease commencement date was December 23, 2024. The required rental payment is $1,849 monthly, with payments due on the 23rd day of each month, and expiring on November 23, 2027.

On December 9, 2024, Nova Malaysia entered into an agreement for a warehouse with a two-year term, commencing on November 15, 2024 and expiring on November 14, 2026. The lease agreement also provided an option to extend the term for an additional two years. The monthly rental payment is 19,200 Malaysia Ringgit. On July 1, 2025, the Company terminated the lease.

On July 1, 2025, the Company, as a sublessor, entered into a warehouse space sublease agreement with an unrelated third party with a three-month term. The sublease commencement date was July 1, 2025. The required rental payment is $26,000 monthly. The sublessee agreed to prepay totaling $78,000 for July, August and September 2025 with security deposit of $50,000 on the commencement day. The sublease expired on September 30, 2025.

Operating lease expense for the nine and three months ended September 30, 2025 and 2024 was as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024

Operating lease cost – straight line	$577,618	$578,259	202,461	189,429

The following is a schedule, by years, of maturities of operating lease liabilities as of September 30:

Operating Leases
2025	$177,902
2026	598,820
Thereafter	-
Total undiscounted cash flows	776,722
Less: imputed interest	(12,912)
Present value of lease liabilities	763,810

Lease Term and Discount Rate

September 30, 2025
Weighted-average remaining lease term – years
Operating leases – USA	1.08
Operating leases – Malaysia	-

Weighted-average discount rate (%)
Operating leases – USA	3.36
Operating leases – Malaysia	-

Supplemental cash flow information related to leases where the Company was the lessee for the nine months ended September 30, 2025 and 2024 was as follows:

	2025	2024

Operating cash outflows from operating leases	$28,048	$-

Finance lease expense for the nine and three months ended September 30, 2025 and 2024 was as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024

Finance lease cost – straight line	$28,048	$-	5,545	-

The following is a schedule, by years, of maturities of finance lease liabilities as of September 30:

Operating Leases
2025	$5,545
2026	22,180
2027	20,332
Thereafter	-
Total undiscounted cash flows	48,057
Less: imputed interest	(2,637)
Present value of lease liabilities	45,420

Lease Term and Discount Rate

September 30, 2025
Weighted-average remaining lease term – years
Finance leases – USA	2.15

Weighted-average discount rate (%)
Operating leases – USA	5.49

Supplemental cash flow information related to leases where the Company was the lessee for the nine months ended September 30, 2025 and 2024 was as follows:

	2025	2024

Operating cash outflows from finance leases	$28,048	$-

Note 15 – Commitments and Contingencies

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

Note 16 – Subsequent Events

The Company has evaluated subsequent events through November 14, 2025, the date of the issuance of the interim condensed consolidated financial statements, and identified the following material subsequent event.

On October 13, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers identified on the signature pages thereto (the “Purchasers”), pursuant to which the Company will sell to the Purchasers in a registered direct offering, an aggregate of 3,708,500 shares (the “Shares”) of its common stock, par value $0.001 per share (“Common Stock”) at a purchase price of $3.78 per share, for aggregate gross proceeds to the Company of $14,018,130, before deducting offering expenses payable by the Company.

The Shares are being offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3 previously filed with the U.S. Securities and Exchange Commission on October 13, 2023 and declared effective on October 23, 2023 (File No. 333-274970) (the “Registration Statement”).

On October 15, 2025, Xmax Alpha Holdings Ltd. (the “Company”), a company incorporated in the Cayman Islands and an indirectly wholly owned subsidiary of Nova LifeStyle, Inc. entered into a Subscription Agreement (the “Agreement”) with Preamble Capital I, A Series of CGF2021 LLC (the “Fund”), a Delaware Limited Liability Company. Pursuant to the Agreement, the Company subscribed 99.82% interest in the Fund in an amount equal to $5,605,000 (the “Subscription Amount”) and has become a member of the Fund and been bound by the LLC Agreement as a member of the Fund. Sydecar LLC, a Delaware limited liability company, is the administrator of the Fund. The applicable management fee percentage for the Company is 0%. October 15, 2025, the Company completed the subscription.

On October 16, 2025, the Fund entered into a Subscription Agreement with a certain fund to subscribe certain interest of such fund for an amount of $5,600,000, which will be used by such fund to purchase shares of common stock of Space Exploration Technologies Corp., a Texas, (“SpaceX”).

On November 3, 2025, the Company filed a Certificate of Change (the “Share Increase Amendment”) with the Secretary of State for the State of Nevada to amend its Articles of Incorporation to increase the amount of authorized shares of its common stock, par value $0.001 per share, from 250,000,000 shares to 5,000,000,000 shares. The Share Increase Amendment was approved by the Company’s Board of Directors (the “Board”) on September 15, 2025 and by the shareholders at a special meeting of the Company’s shareholders held on October 31, 2025. The Share Increase Amendment does not affect the rights of the Company’s shareholders and was effective immediately upon filing.

On November 3, 2025, the Company filed a Certificate of Amendment (the “Name Change Amendment”) with the Secretary of State for the State of Nevada to amend its Articles of Incorporation to change the Company’s name from “Nova LifeStyle, Inc.” to “XMax Inc.” The Name Change Amendment was approved by the Board on September 15, 2025 and by the shareholders at a special meeting of the Company’s shareholders held on October 31, 2025. The Name Change Amendment was effective immediately upon filing.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The following discussion and analysis are based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”). All references to the third quarter and first nine months of 2025 and 2024 mean the three and nine-month periods ended September 30, 2025 and 2024. In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2024 Form 10-K.

Overview

XMax Inc. (the “Company”), formerly known as Nova LifeStyle, Inc., is a distributor of contemporary styled residential and commercial furniture incorporated into a dynamic marketing and sales platform offering retail as well as online selection and global purchase fulfillment. We monitor popular trends and products to create design elements that are then integrated into our product lines that can be used as both stand-alone or whole-room and home furnishing solutions. Through its global network of retailers, e-commerce platforms, stagers and hospitality providers, the Company also sells (through an exclusive third-party manufacturing partner) a managed variety of high quality bedding foundation components.

The Company’s brand family currently includes Nova LifeStyle, Diamond Sofa (www.diamondsofa.com) and Nova Living.

Our customers principally consist of distributors and retailers with specific geographic territories that deploy middle to high end private label home furnishings which have very little competitive overlap with our specific furnishing products or product lines. the Company is constantly seeking to integrate new sources of distribution and manufacturing that are properly aligned with our growth strategy. This allows us to continually focus on building both our overall distribution and manufacturing relationships through a deployment of popular, as well as trend-based, furnishing solutions worldwide.

We are a U.S. holding company with no material assets in the U.S. other than the ownership interests of our wholly owned subsidiaries through which we market, design and sell residential and commercial furniture worldwide: Nova Furniture Limited domiciled in the British Virgin Islands (“Nova Furniture”), Nova Furniture Ltd. domiciled in Samoa (“Nova Samoa”), Diamond Bar Outdoors, Inc. domiciled in California (“Diamond Bar”), Nova Living (M) SDN. BHD. domiciled in Malaysia (“Nova Malaysia”), Nova Living (HK) Group Limited domiciled in Hong Kong (“Nova HK”). We also have a wholly owned subsidiary Xmax Capital Ltd. domiciled in Samoa and its wholly owned subsidiaries Xmax Alpha Holdings Ltd. (the “Xmax Alpha”), Xmax Beta Holdings Ltd., Xmax Delta Holdings Ltd. and Xmax Sigma Holdings Ltd., all domiciled in the Cayman Islands. The Company had three former subsidiaries Bright Swallow International Group Limited domiciled in Hong Kong (“Bright Swallow” or “BSI”) which was sold in January 2020, and Nova Furniture Macao Commercial Offshore Limited domiciled in Macao (“Nova Macao”) which was de-registration and liquidation in January 2021. In February 2022, Nova HK entered a de-registration process and transferred all its assets and business to Nova Malaysia. The process of de-registration and liquidation of Nova HK was completed in February 2023.

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

On September 25, 2025, Nova Furniture Limited (the “Nova BVI”), a company incorporated in the British Virgin Islands and a wholly owned subsidiary of Nova LifeStyle, Inc. entered into a Subscription Agreement (the “Agreement”) with Preamble Capital, A Series of CGF2021 LLC (the “Fund”), a Delaware Limited Liability Company. Pursuant to the Agreement, Nova BVI subscribes 99.815% interest in the Fund in an amount equal to $5,664,500. (the “Subscription Amount”) and will become a member of the Fund and be bound by the LLC Agreement as a member of the Fund. Sydecar LLC, a Delaware limited liability company, is the administrator of the Fund. The applicable management fee percentage for the Company is 0%. The Fund will use the Subscription Amount to subscribe approximately 6.667% interest of certain fund that holds an aggregate of 353,772 shares of Common Stock of Space Exploration Technologies Corp., a Texas corporation (“SpaceX”), comprising of 121,805 shares of Class A Common Stock and 231,967 shares of Class C Common Stock of Space X.

On September 25, 2025, Nova BVI closed its subscription of 99.815% interest in Preamble Capital, A Series of CGF2021 LLC (the “Preamble Capital”), a Delaware Limited Liability Company for $5,664,500.

On September 26, 2025, Preamble Capital entered into a Subscription Agreement (the “Subscription Agreement”) with a certain fund that holds an aggregate of 353,772 shares of Common Stock of SpaceX, comprising of 121,805 shares of Class A Common Stock and 231,967 shares of Class C Common Stock of Space X. Pursuant to the Subscription Agreement, Preamble Capital subscribed approximately 6.667% interest of such fund for an amount of $5,660,000 (the “Transaction”). On September 29, 2025, Preamble Capital closed the Transaction.

On September 24, 2025, the Company incorporate Xmax Capital Ltd. in Samoa (“Xmax Samoa”). On October 3, 2025, Xmax Samoa incorporated Xmax Alpha Holdings Ltd. in Cayman Islands. On October 14, 2025, Xmax Samoa incorporated Xmax Beta Holdings Ltd. and Xmax Delta Holdings Ltd. in Cayman Islands. On October 15, 2025, Xmax Samoa incorporated Xmax Sigma Holdings Ltd. in Cayman Islands. Xmax Samoa is a holding company with no actual business operations. Xmax Beta Holdings Ltd., Xmax Delta Holdings Ltd. and Xmax Sigma Holdings Ltd. currently do not have any business operations.

On October 15, 2025, Xmax Alpha Holdings Ltd. (the “Xmax Alpha”), a company incorporated in the Cayman Islands and an indirectly wholly owned subsidiary of Nova LifeStyle, Inc. entered into a Subscription Agreement (the “Agreement”) with Preamble Capital I, A Series of CGF2021 LLC (the “Fund”), a Delaware Limited Liability Company. Pursuant to the Agreement, Xmax Alpha subscribed 99.82% interest in the Fund in an amount equal to $5,605,000 (the “Subscription Amount”) and has become a member of the Fund and been bound by the LLC Agreement as a member of the Fund. Sydecar LLC, a Delaware limited liability company, is the administrator of the Fund. The applicable management fee percentage for the Company is 0%. October 15, 2025, the Company completed the subscription.

On October 16, 2025, the Fund entered into a Subscription Agreement with a certain fund to subscribe certain interest of such fund for an amount of $5,600,000, which will be used by such fund to purchase shares of common stock of SpaceX.

On November 3, 2025, the Company filed a Certificate of Change (the “Share Increase Amendment”) with the Secretary of State for the State of Nevada to amend its Articles of Incorporation to increase the amount of authorized shares of its common stock, par value $0.001 per share, from 250,000,000 shares to 5,000,000,000 shares. The Share Increase Amendment was approved by the Company’s Board of Directors (the “Board”) on September 15, 2025 and by the shareholders at a special meeting of the Company’s shareholders held on October 31, 2025. The Share Increase Amendment does not affect the rights of the Company’s shareholders and was effective immediately upon filing.

On November 3, 2025, the Company filed a Certificate of Amendment (the “Name Change Amendment”) with the Secretary of State for the State of Nevada to amend its Articles of Incorporation to change the Company’s name from “Nova LifeStyle, Inc.” to “XMax Inc.” The Name Change Amendment was approved by the Board on September 15, 2025 and by the shareholders at a special meeting of the Company’s shareholders held on October 31, 2025. The Name Change Amendment was effective immediately upon filing.

Principal Factors Affecting Our Financial Performance

Since 2019, we have moved away from low margin products and this move was intended to improve our gross profit margin, receivable collections and net profitability, and to increase our return on long-term equity. We terminated sales and marketing efforts to customers that represented a high purchase volume but low profit margin, and we adjusted our product line, which included the launch of our Summer 2023 Collection in the Las Vegas and High Point Markets, with a view to attracting a higher-end ultimate customer. The core focus of the Company’s direction today is entirely centered on our products. Identifying a fashion-driven generational shift in the general perception and consumption of furniture and being more aware of actual consumer tastes and how best to fulfill and engage that need. Closely integrating product development alongside marketing results in appealing products that adheres to the scope of our target demographic of decision makers in the design, staging and retail fields. A process that is continually refined upon each release cycle, maintaining a singular, cohesive vision. In short, we have better identified our customers and how to cater to them – in the process gaining greater traction with every product launch considerably more so on an international level than ever previous. Also, we're now focusing on AI-driven smart living solutions. Through the integration of advanced technologies such as virtual reality (VR), augmented reality (AR), and artificial intelligence (AI), we plan to provide tailored solutions that enhance our core furniture business and expand its capabilities into intelligent systems and immersive customer experiences. We believe these new strategies will provide us with significant long term growth opportunities. Significant factors that we believe could affect our operating results are the (i) prices of our products to our domestic and international retailer and wholesaler customers and their markups to end consumers; (ii) general economic conditions in the U.S., Chinese, and other international markets; and (iii) trade war and tariffs imposed by the United States on products manufactured in China and other Asian countries where we purchase our products; and (iv) high interest rate, inflation and slow- down in real estate market. We believe most of our customers are willing to pay for our high quality and stylish products, timely delivery, and strong production capacity at price levels which we expect will allow us to maintain a relatively high gross profit margin for our products. We do not manufacture our products, but instead we utilize third-party manufacturers. In response to the tariffs imposed by the United States on products manufactured in China, we have been in the process of seeking and shifting a portion of our product manufacturing from third-party manufacturers located in China to third-party manufacturers located in other parts of Asia, such as Vietnam, India and/or Malaysia, countries with lower tariffs. However, due to the quality issue and recent increase of tariff announced by President Trump on products from India and other southeastern Asian countries, we still purchase most of our products from China. Implementation of a relocation of manufacturing (which by necessity includes an assessment of the factory’s ability to deliver the quantity of the product, in accordance with the Company’s specifications, and in accordance with the Company’s quality control requirements) is time-consuming and has a lot of uncertainties such as the increase of the tariff of the products from these countries, and only a small portion of suppliers manufacturing our products has been transitioned from China to Malaysia and India starting in 2020. Most of our manufacturing will continue to be performed in China because the good quality and the intellectual know-how necessary to manufacture certain products is not generally available in other Asian countries. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites should also allow us at least to maintain our gross profit margins. The markets in North America are challenging because such markets are experiencing a slow-down and may be entering a recession due to high interest rate and inflation.

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

Amendments to Articles of Incorporation

On November 3, 2025, the Company filed a Certificate of Change (the “Share Increase Amendment”) with the Secretary of State for the State of Nevada to amend its Articles of Incorporation to increase the amount of authorized shares of its common stock, par value $0.001 per share, from 250,000,000 shares to 5,000,000,000 shares. The Share Increase Amendment was approved by the Company’s Board of Directors (the “Board”) on September 15, 2025 and by the shareholders at a special meeting of the Company’s shareholders held on October 31, 2025. The Share Increase Amendment does not affect the rights of the Company’s shareholders and was effective immediately upon filing.

On November 3, 2025, the Company filed a Certificate of Amendment (the “Name Change Amendment”) with the Secretary of State for the State of Nevada to amend its Articles of Incorporation to change the Company’s name from “Nova LifeStyle, Inc.” to “XMax Inc.” The Name Change Amendment was approved by the Board on September 15, 2025 and by the shareholders at a special meeting of the Company’s shareholders held on October 31, 2025. The Name Change Amendment was effective immediately upon filing.

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

Accounts Receivable

Our accounts receivable arises from product sales. We do not adjust receivables for the effects of a significant financing component at contract inception if we expect to collect the receivables in one year or less from the time of sale. We do not expect to collect receivables greater than one year from the time of sale. Our policy is to maintain an allowance for expected credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. We maintained an allowance for expected credit loss of $164 and $367 as of September 30, 2025 and December 31, 2024, respectively. During the nine months ended September 30, 2025 and 2024, expected credit losses provision (reversal) was ($203) and $749, respectively; (197) and $832 for the three months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had gross receivable of $36,115 of which $2,419 was over 90 days past due. The allowance for expected credit losses is our best estimate of the amount of expected credit losses in our existing trade accounts receivable. We determine the allowance based on historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

Advances to Suppliers

Advances to suppliers represent amounts paid to suppliers in advance for goods that are yet to be delivered and from which future economic benefits are expected to flow to the Company within the normal operating cycle. Based on our historical records and in normal circumstances, we generally receive goods within 4 to 6 months from the date the advance payment is made.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax (benefit) expense for the nine months ended September 30, 2025 and 2024 are ($64,014) and $50,87; and ($757) and $211 for the three months ended September 30, 2025 and 2024, respectively, which are mainly attributable to California state taxes. The income tax expense for the nine and three months ended September 30, 2024 is $0 which is primarily related to quarter-to-date loss generated from domestic and foreign operations. Since the projected annual tax expense of $1,776 is not material to the financial statements, management has decided to pass on recording it for the nine months ended September 30, 2025.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the nine months ended September 30, 2025, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

As of September 30, 2025 and December 31, 2024, the accumulated undistributed loss generated by its foreign subsidiaries were approximately $22.6 million and $22.2 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of September 30, 2025 and 2024, unrecognized tax benefits were approximately nil and nil, respectively. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was nil as of September 30, 2025 and 2024.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the nine months ended September 30, 2025 and 2024, is as follows:

Gross UTB
	2025	2024
Balance – January 1	-	-
Foreign exchange adjustment	-	-
Balance – September 30	$-	$-

At September 30, 2025 and December 31, 2024, the Company had cumulatively accrued approximately nil and nil for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled nil and nil for the nine and three months ended September 30, 2025 and 2024, respectively, related to the Company’s operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault. As alternatives for the product return option, the customers have the option of asking us for a discount for products with quality issues, or of receiving replacement parts from us at no cost. The amount of reserves for return of products, the discount provided to the customers, and cost for the replacement parts were immaterial for the nine and three months ended September 30, 2025 and 2024.

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

Foreign Currency Translation and Transactions

The accompanying unaudited consolidated financial statements are presented in United States Dollar (“$” or “USD”), which is also the functional currency of XMax Inc. (Nova LifeStyle), XMax Alpha, Nova Furniture, Nova Samoa, Diamond Bar, and i Design.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2025	RM4.21 to 1
December 31, 2024	RM4.47 to 1

Income statement and cash flow items
For the nine months ended September 30, 2025	RM4.32 to 1
For the nine months ended September 30, 2024	RM4.63 to 1

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

Results of Operations

Comparison of Three Months Ended September 30, 2025 and 2024

The following table sets forth the results of our operations for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025		2024
	$	% of Sales	$	% of Sales
Net sales	$9,761,091		$2,615,807
Cost of sales	(8,777,288)	(90)%	(1,436,552)	(55)%
Gross profit	983,803	10%	1,179,255	45%
Operating expenses	(1,473,826)	(15)%	(3,586,122)	(137)%
Loss from operations	(490,023)	(5)%	(2,406,867)	(92)%
Other expenses, net	(637,128)	(7)%	(58,986)	(2)%
Income tax benefit (expense)	757	-%	(211)	-%
Net loss	(1,126,394)	(12)%	(2,466,064)	(94)%

Net Sales

Net sales for the three months ended September 30, 2025 were $9.76 million, an increase of 273% from $2.62 million for the same period of 2024. This increase in net sales resulted primarily from 12% increase in sales volume and 232% increase in average selling price. Our three largest selling product categories for the three months ended September 30, 2025 were marble slabs, sofas and coffee tables, which accounted for approximately 81%, 11% and 2% of sales, respectively. For the three months ended September 30, 2024 were sofas, beds and coffee tables, which accounted for approximately 50%, 13% and 8% of sales, respectively.

The $7.15 million increase in net sales for the three months ended September 30, 2025, compared to the same period of 2024, was mainly due to increased sales to Hong Kong. Sales to Hong Kong increased by 100% to $7.92 million for the three months ended September 30, 2025, compared to $0 million for the same period of 2024, such increase mainly due to we sold marble slabs to one customer in Hong Kong. The increase in sales was partially offset by decrease in sales to North America and other countries. Sales to North America decreased by 29% to $1.82 million for the three months ended September 30, 2025, compared with $2.55 million for the same period of 2024, such decrease mainly due to decrease our sales volume by 43% from the customer in North America. In addition, Sales to other countries decreased by $0.05 million to $0.02 million for the three months ended September 30, 2025, from $0.06 million for the same period of 2024, primary due to less sales order received from our customers in other countries.

Cost of Sales

Cost of sales consists primarily of costs of finished goods and materials purchased from third-party manufacturers. Total cost of sales increased by 511% to $8.78 million for the three months ended September 30, 2025, compared to $1.44 million for the same period of 2024. Cost of sales as a percentage of sales increased to 90% for the three months ended September 30, 2025, compared to 55% for the same period of 2024. The increase in cost of sales in dollar term was mainly due to increased net sales. The decrease in cost of sales as a percentage of sales is a result of selling the marble slabs with low profit margin.

Gross Profit

Gross profit was $0.98 million for the three months ended September 30, 2025, compared to $1.18 million for the same period of 2024, representing a decrease in gross profit of $0.20 million. Our gross profit margin was 10% for the three months ended September 30, 2025, compared to 45% for the same period of 2024. The decrease in gross profit and gross profit margin was mainly a result of selling marble slabs with low profit margin.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses, and research and development. Operating expenses were $1.47 million for the three months ended September 30, 2025, compared to $3.59 million for the same period of 2024. Selling expenses decreased by 16%, or $0.07 million, to $0.35 million for the three months ended September 30, 2025, from $0.42 million for the same period of 2024, primarily due to decreased marketing and advertising expenses. Also, general and administrative expenses decreased by 42%, or $0.82 million, to $1.13 million for the three months ended September 30, 2025, from $1.95 million for the same period of 2024, primarily due to a decrease in consulting fee of $0.91 million, insurance expense of $0.11 million, and designer fee of $0.03 million, while the decrease was partially offset by an increase in legal and professional fee of $0.18 million. In addition, research and development expenses decreased by 100%, or $1.22 million to $272 for the three months ended September 30, 2025, from $1.22 million for the same period of 2024, primary due to our spending less on our AI and IT system.

Other (Expenses) Income, Net

Other expenses, net was $0.64 million for the three months ended September 30, 2025, compared to other expense, net of $0.06 million for the same period of 2024, representing an increase in other expenses of $0.58 million. The increase in other expenses was due primarily to an increase in subscription fee of $0.66 million for the acquisition of the fund which subscribed approximately 6.667% interest of certain common stocks of Space X, comprising of 121,805 shares of Class A Common Stock and 231,967 shares of Class C Common Stock of Space X. during the three months ended September 30, 2025.

Income Tax Benefit (Expense)

Income tax benefit was $757 for the three months ended September 30, 2025, compared with income tax expense of $211 for the same period of 2024. The income tax benefit for the three months ended September 30, 2025 was mainly due to the net loss in the third quarter of 2025.

Net Income (Loss)

As a result of the foregoing, our net loss was $1.13 million for the three months ended September 30, 2025, compared to $2.47 million of net loss for the same period of 2024.

Comparison of nine Months Ended September 30, 2025 and 2024

The following table sets forth the results of our operations for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025		2024
	$	% of Sales	$	% of Sales
Net sales	$14,953,032		$7,680,733
Cost of sales	(11,480,948)	(77)%	(4,290,351)	(56)%
Gross profit	3,472,084	23%	3,390,382	44%
Operating expenses	(4,351,961)	(29)%	(7,783,304)	(101)%
Loss from operations	(879,877)	(6)%	(4,392,922)	(57)%
Other (expenses) income, net	(939,309)	(6)%	(94,300)	(1)%
Income tax benefit (expense)	64,014	-%	(5,087)	0%
Net loss	1,755,172	(12)%	(4,492,309)	(58)%

Net Sales

Net sales for the nine months ended September 30, 2025 were $14.95 million, an increase of 95% from $7.68 million for the same period of 2024. This increase in net sales resulted primarily from 119% increase in sales volume, while partially offset by 11% increase in average selling price. Our three largest selling product categories for the nine months ended September 30, 2025 were marbles slabs, sofa and coffee tables, which accounted for approximately 53%, 26% and 5% of sales, respectively. For the nine months ended September 30, 2024, the three largest selling categories were sofas, beds and coffee tables, which accounted for approximately 51%, 13% and 8% of sales, respectively.

The $7.27 million increase in net sales for the nine months ended September 30, 2025, compared to the same period of 2024, was mainly due to increased sales to Hong Kong. Sales to Hong Kong increased by 100% to $7.92 million for the nine months ended September 30, 2025, compared to $0 million for the same period of 2024, such increase mainly due to we sold marble slabs to one customer in Hong Kong. The increase in sales was partially offset by decrease in sales to North America and other countries. Sales to North America decreased by 7% to $7.00 million for the nine months ended September 30, 2025, compared to $7.51 million for the same period of 2024, such decrease mainly due to decrease in sales volume by 29% from the customers in North America. Sales to other countries decreased by $0.14 million to $0.04 million for the nine months ended September 30, 2025, from $0.17 million for the same period of 2024, primary due to less sales order received from our customers in other countries.

Cost of Sales

Cost of sales consists primarily of costs of finished goods and materials purchased from third-party manufacturers. Total cost of sales increased by 168% to $11.48 million for the nine months ended September 30, 2025, compared to $4.29 million for the same period of 2024. Cost of sales as a percentage of sales increased to 77% for the nine months ended September 30, 2025, compared to 56% for the same period of 2024. The increase in cost of sales in dollar term and in cost of sales as a percentage of sales are a result of selling marble slabs with low profit margin.

Gross Profit

Gross profit was $3.47 million for the nine months ended September 30, 2025, compared to $3.39 million for the same period of 2024, representing an increase in gross profit of $0.08 million. Our gross profit margin was 23% for the nine months ended September 30, 2025, compared to 44% for the same period of 2024. The increase in gross profit in dollar term was due to increase of net sales. The decrease in gross profit margin was mainly a result of selling the marble slabs with low profit margin.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses, and research and development. Operating expenses were $4.35 million for the nine months ended September 30, 2025, compared to $7.78 million for the same period of 2024. Selling expenses decreased by 29%, or $0.40 million, to $0.98 million for the nine months ended September 30, 2025, from $1.38 million for the same period of 2024, primarily due to decreased marketing and advertising expenses. Also, general and administrative expenses decreased by 24%, or $1.06 million, to $3.37 million for the nine months ended September 30, 2025, from $4.43 million for the same period of 2024, primarily due to a decrease in consulting fee of $0.83 million, stock compensation of $0.32 million, insurance of $0.13 million and design fee of $0.09 million, while the decrease was partially offset by an increase in legal and professional fee of $0.27 million and auditing fee of $0.09 million. In addition, research and development expenses decreased by 100%, or $1.97 million to $1,182 for the nine months ended September 30, 2025, from $1.97 million for the same period of 2024, primary due to our spending less on our AI and IT system.

Other (Expenses) Income, Net

Other expenses, net was $0.94 million for the three months ended September 30, 2025, compared to other expense, net of $0.09 million for the same period of 2024, representing an increase in other expenses of $0.85 million. The increase in other expenses was due primarily to an increase in subscription fee of $0.66 million for the acquisition of the fund which subscribed approximately 6.667% interest of certain common stocks of SpaceX, comprising of 121,805 shares of Class A Common Stock and 231,967 shares of Class C Common Stock of Space X during the nine months ended September 30, 2025.

Income Tax Benefit (Expense)

Income tax benefit (expense) was $64,104 and ($5,087) for the nine months ended September 30, 2025 and 2024, respectively. The income tax benefit for the nine months ended September 30, 2025 was mainly due to the net loss for the nine months ended September 30, 2025.

Net Income (Loss)

As a result of the foregoing, our net loss was $1.76 million for the nine months ended September 30, 2025, compared to $4.49 million of net loss for the same period of 2024.

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

We rely primarily on internally generated cash flow and available working capital to support growth. We may seek additional financing in the form of bank loans or other credit facilities or funds raised through offerings of our equity or debt, if and when we determine such offerings are required. As of September 30, 2025, we do not have any credit facilities. We believe that our current cash and cash equivalents and anticipated cash receipts from sales of products will be sufficient to meet our anticipated working capital requirements and capital expenditures for the next 12 months.

We had working capital of $7,855,912 at September 30, 2025, an increase of $5,729,385 from net working capital of $2,106,164 at December 31, 2024. The ratio of current assets to current liabilities was 2.78-to-1 at September 30, 2025.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2025 and 2024:

	2025	2024
Cash (used in) provided by:
Operating activities	$(2,137,264)	$(1,128,330)
Investing activities	(5,000,000)	-
Financing activities	8,632,990	960,000

Net cash used in operating activities was $2.14 million for the nine months ended September 30, 2025, an increase in cash outflow by $1.00 million from $1.13 million of cash used in operating activities for the same period of 2024.

The increase in cash outflow was attributable primarily to (i) increase in cash outflow of $7.82 million of accounts receivable to cash outflow of $7.90 million for the nine months ended September 30, 2025, from the accounts receivable of cash outflow of $0.08 million for the same period of 2024, such increase in cash outflow being mainly due to we sold marble slabs to one customer in Hong Kong in September 2025; (ii) increase in cash outflow of $0.72 million of other current assets to cash inflow of $0.18 million for the nine months ended September 30, 2025, from the other current assets of cash inflow of $0.90 million for the same period of 2024, such increase in cash outflow being mainly due to we renewed our insurance for our independent board of directors and officers; (iii) increase in cash outflow of $0.67 million for the accrued liabilities and other payables for the nine months ended September 30, 2025, from $0.03 million cash outflow for the same period of 2024, such increase in cash outflow being mainly due to payments were made to the service providers in timely basis; (iv) increase in cash outflow of $0.56 million for the tax payable for the nine months ended September 30, 2025, from $0 million cash outflow for the same period of 2024, such increase in cash outflow being mainly due to payments were made to the Internal Revenue Service for the one-time transition tax in 2017. The increase in operating cash outflow was partially offset by (i) an increase in cash inflow of $7.74 million for advance to suppliers to $7.70 million cash inflow for the nine months ended September 30, 2025, from $0.04 million cash outflow for the same period of 2024, such increase in cash inflow being mainly due to marble slabs were delivered and sold to one of our customers in Hong Kong; (ii) an increase in cash inflow of $0.84 million for inventory to $0.56 million cash inflow for the nine months ended September 30, 2025, from $0.27 million cash outflow for the same period of 2024, such increase in cash inflow being mainly due to we purchased less products from our suppliers due to reciprocal tariff took effective in April 2025.

Net cash used in investing activities was $5 million for the nine months ended September 30, 2025, an increase in cash outflow of $5.00 million from $0 million of cash used in investing activities for the same period of 2024. We incurred cash outflow of $5.00 million to invest into the fund which subscribed approximately 6.667% interest of certain common stocks of SpaceX, comprising of 121,805 shares of Class A Common Stock and 231,967 shares of Class C Common Stock of Space X during the nine months ended September 30, 2025.

Net cash provided by financing activities was $8.63 million for the nine months ended September 30, 2025, compared to $0.96 million for the same period of 2024. During the nine months ended September 30, 2025, we borrowed $0.20 million from a shareholder and sold one million shares of common stock with the proceeds of $0.50 million for our working capital, while we paid off one of loans to shareholder by issued 434,000 shares of our common stocks which was equivalent in the value of $0.22 million. Also, we increased our cash inflow by issued 9,836,054 shares of common stocks with the net proceeds of $8.15 million in public offering for the nine months ended September 30, 2025. During the nine months ended September 30, 2024, we borrowed $0.36 million from a shareholder and sold 325,000 shares of common stock with the proceeds of $0.60 million for our working capital.

As of September 30, 2025, we had gross accounts receivable of $16,440 of which $2,709 was not yet past due, $11,312 was less than 90 days past due and $2,419 was more than 90 days past due. We had an allowance for expected credit losses of $164. As of November 6, 2025, 0.09% of accounts receivable outstanding as of September 30, 2025 had been collected. As of November 6, 2025, all% of our accounts receivable outstanding at December 31, 2024 had been collected.

As of September 30, 2025 and December 31, 2024, we had advances to suppliers of $8,025,174 and $4,689,148, respectively. These supplier prepayments are made for goods before we actually receive them.

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

As of November 6, 2025, $0 or 0% and $4,689,148 or 100% of our advances to suppliers outstanding at September 30, 2025 and December 31, 2024 had been delivered to us in the form of purchases of furniture, respectively.

Other Long-Term Liabilities

As of September 30, 2025, we recorded long-term taxes payable of nil million, consisting of an income tax payable of nil, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on our post-1986 foreign unremitted earnings, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2025. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

XMAX INC.
(Registrant)

Date: November 14, 2025	By:	/s/ Xiaohua Lu
Xiaohua Lu Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2025	/s/ Jeffery Chuang
Jeffery Chuang, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

