Form 10-K
period 2025-12-31
XMax Inc.
filed 2026-04-15
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐ No ☒

As of June 30, 2025, the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $13.34 million, based upon the closing price of the Company’s common stock of $1.38 per share as reported on the same date.

As of April 10, 2026, there were 47,206,227 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2025. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm ID:	6907	Auditor Name:	Enrome, LLP	Auditor Location:	Singapore

XMAX INC.

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

As used in this report, “XMAX”, “XWIN”, “Nova LifeStyle”, “Nova,” the “Company,” “we,” “our” and similar terms refer to XMAX Inc. and its subsidiaries, unless the context indicates otherwise.

Our functional currency is the U.S. Dollar, or USD. See Note 2 of the consolidated financial statements included herein.

ii

PART I

Item 1. Business

Our Company

XMax Inc. (the “Company”), formerly known as Nova LifeStyle, Inc. and Stevens Resources, Inc, is a U.S.-headquartered innovative designer and distributor of contemporary styled residential and commercial furniture incorporated into a dynamic marketing and sales platform offering retail as well as online selection and global purchase fulfillment. We were incorporated in the State of Nevada on September 9, 2009. The Company’s products are marketed through wholesale and retail channels as well as various online platforms worldwide.

The Company’s family of brands includes Nova LifeStyle, Diamond Sofa (www.diamondsofa.com) and Nova Living.

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

We generate the majority of our sales as a branding and marketing company with vertically integrated third-party manufacturing capabilities for global furniture distributors and large national retailers. We have established long term relationships with our worldwide customers by providing them with high quality, large scale and cost-effective sourcing solutions. Our worldwide logistics and delivery capabilities provide our customers with the flexibility to select from our extensive furniture collections tailored for their respective needs. Our experience marketing products to international customers have enabled us to fully integrate the supply scale, product delivery logistics, marketing efficiency and design expertise to address customer demand from established markets in North America, Central America, South America, Asia, and the Middle East.

In March 2026, the Board of Directors of the Company approved a strategic expansion into artificial intelligence (“AI”) while continuing to operate and develop its existing furniture business. The initiative is designed to diversify revenue streams and position the Company for long-term growth amid challenging conditions in the furniture market. Under the new strategy, the Company plans to enter several high-growth AI segments, including AI software and hardware development, cloud and GPU compute infrastructure, AI model access and orchestration, and enterprise-focused AI agent deployment. The Company expects these initiatives to create new technology-driven business lines with scalable commercial potential. To support the expansion, the Company may raise capital for research and development, strategic partnerships, joint ventures, or acquisitions in AI and advanced technology sectors. The Company will continue strengthening its core furniture operations as one of its principal business lines. Pending deployment of capital into specific projects, the Company may also manage its capital through prudent investment strategies designed to enhance overall capital efficiency and support long-term shareholder value. On April 1, 2026, the Company incorporated XMax AI Inc. in the State of Nevada. On April 6, 2026, XMax AI Inc. (“XMax AI”) entered into an AI Inference Platform Deployment and Service Agreement (the “Agreement”) with Cloud Alliance Inc. (the “Service Provider”), effective as of April 1, 2026. Pursuant to the Agreement, the Service Provider will develop and deploy an AI inference platform (“Platform”) to the Amazon Web Services (AWS) cloud environment designated by the Company for a total fixed service fee of US$400,000.

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

Human Capital Resources

We understand that our success depends on our ability to attract, train and retain our employees. We strive to attract, recruit, and retain employees through competitive compensation and benefit programs, learning and development opportunities that support career growth and advancement opportunities, and employee engagement initiatives that foster a strong Company culture. In addition to cash compensation, we offer customary benefits in accordance with local regulatory requirements as well as stock options to our employees. We also recognize the importance of keeping our employees safe. In response to the COVID-19 pandemic, we implemented changes that we determined were in the best interest of our employees and have followed local government orders to prevent the spread of COVID-19. As of December 31, 2025, we had 22 full time employees, all based in the U.S. We believe that relations with our employees are satisfactory. We have no collective bargaining agreements with our employees.

Our History

We are a U.S. holding company that operates through several wholly-owned subsidiaries. We design and market residential and commercial furniture products worldwide. Our subsidiaries include Nova Furniture Limited domiciled in the British Virgin Islands (“Nova BVI”), Diamond Bar Outdoors, Inc. domiciled in California (“Diamond Bar”), Nova Furniture Ltd. domiciled in Samoa (“Nova Samoa”) and its wholly owned subsidiaries Nova Living (M) SDN. BHD. domiciled in Malaysia (“Nova Malaysia”) and i Design Blockchain Technology, Inc. (“i Design”) under the laws of the State of California. We also have a wholly owned subsidiary Xmax Capital Ltd. (“Xmax Capital”) domiciled in Samoa and its wholly owned subsidiaries Xmax Alpha Holdings Ltd. (the “Xmax Alpha”), Xmax Beta Holdings Ltd., Xmax Delta Holdings Ltd. and Xmax Sigma Holdings Ltd., all domiciled in the Cayman Islands.

On April 24, 2013, we acquired all of the outstanding stock of Bright Swallow International Group Limited (“Bright Swallow”). On September 23, 2016, Nova Furniture, a wholly-owned subsidiary of the Company (the “Seller”), sold all of the outstanding equity interests in Nova Furniture (Dongguan) Co., Ltd. (“Nova Dongguan”), a company incorporated in China and a wholly owned subsidiary of the Seller, to an unrelated third party.

On December 7, 2017, we incorporated i Design under the laws of the State of California. The purpose of i Design is to build our own blockchain technology team, however, the business of i Design has not been developed and has had minimum operations to date. On December 12, 2019, Nova LifeStyle, Inc. acquired Nova Malaysia which was incorporated in Malaysia on July 26, 2019. Nova Malaysia was acquired to market and sell high-end physiotherapeutic jade mats for use in therapy clinics, hospitality, and real estate projects in Malaysia and other regions in Southeast Asia. Due to the negative impact caused by COVID-19, we eventually sold the entire jade mats inventory in liquidation sales in June 2023 and existed from Jade Mats business. Nova Malaysia ceased its business operations and in the process of de-registered with Malaysia government in October 2025.

On January 7, 2020, the Company transferred its entire interest in Bright Swallow to Y-Tone (Worldwide) Limited an unrelated third party.

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

On September 24, 2025, the Company incorporate Xmax Capital. On October 3, 2025, Xmax Samoa incorporated Xmax Alpha Holdings Ltd. in Cayman Islands. On October 14, 2025, Xmax Samoa incorporated Xmax Beta Holdings Ltd. and Xmax Delta Holdings Ltd. in Cayman Islands. On October 15, 2025, Xmax Samoa incorporated Xmax Sigma Holdings Ltd. in Cayman Islands. Xmax Samoa is a holding company with no actual business operations. Xmax Delta Holdings Ltd. and Xmax Sigma Holdings Ltd. currently do not have any business operations. On April 1, 2026, the Company incorporated XMax AI Inc. in the State of Nevada.

Our organizational structure as of December 31, 2025 is set forth in the diagram:

Our Products

We design and market modern residential and commercial furniture in diverse markets worldwide. Our products feature urban and contemporary styles, combining comfort and functionality in matching furniture collections and upscale luxury pieces appealing to lifestyle-conscious middle and upper middle-income consumers. Many of our products are segments of multi-component furniture collections in distinctive design styles, attractively priced in the medium and upper-medium ranges. Our product lines feature upholstered, wood and metal-based furniture pieces. We classify our products by room, designation or series, such as living room, dining room, bedroom and home office series, and by category or product types such as sofas, chairs, dining tables, beds, entertainment consoles, cabinets and cupboards. Our largest selling product categories for the year ended December 31, 2025 were marbles slabs, sofas and coffee tables, which accounted for approximately 47%, 30% and 5% of sales , respectively. For the year ended December 31, 2024, our largest selling product categories were sofas, beds and coffee table, which accounted for approximately 50%, 13% and 8% of sales, respectively. Our products are manufactured primarily from medium-density fiberboard, or MDF board, and particleboard covered with veneers or lacquers and combined with other materials, including steel, glass, marble, leather, jade and fabrics.

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

International Markets

We have been selling products to the U.S., Canada, Honduras, Jamaica, Puerto Rico, Colombia, Mexico, Cayman Islands, Saudi Arabia, Kuwait, and Middle Eastern markets under the Diamond Sofa brand and sold our Jade Mats in Malaysia through Nova Malaysia. We believe that discretionary purchases of furniture by middle to upper middle-income consumers will continue to increase in the furniture markets worldwide. We also believe that furniture products that feature contemporary design styles such as ours will continue to attract significant customer demand.

In 2025, our products were sold in 9 countries worldwide, with North America as our principal international market. Sales to North America accounted for 52.1% and 97.4% of our total sales for 2025 and 2024, respectively. Sales to Hong Kong accounted for 47.4% and 0% for 2025 and 2024, respectively. Sales to other regions accounted for 0.5% and 2.6% of our total sales for 2025 and 2024, respectively. In 2023, via our subsidiary, Nova Malaysia, we marketed and sold high-end physiotherapeutic jade mats for use in therapy clinics, hospitality, and real estate projects in Malaysia. Due to the negative impact caused by COVID-19 in 2021 and 2022, we eventually sold the entire jade mats inventory for $2.00 million in liquidation sales in June 2023 and existed from Jade Mats business. As we continue to broaden our distribution network, increase direct sales and grow in the emerging markets, we believe that we are well positioned to respond to changing market conditions that will allow us to take advantage of any upturns in the global and local economies of the markets that we serve.

Our expansion in Malaysia with health line products was disrupted due to COVID-19. Our initial plan was to establish showrooms in which consumers can interact with our products. Through research, we found that consumers were becoming more self-aware about their health and were willing to improve their lifestyles. Our showrooms were stocked and ready for local consumers to visit, however, due to government regulations these operations have been suspended until quarantines and travel restrictions are lifted. In October 2021, the Order was lifted for people who are fully vaccinated and our store has reopened since. We started the online sales of our jade mats products in Malaysia since 2021. In April 2022, Malaysia reopened the border for foreign visitors. In June 2023, everything is back to normal in Malaysia. Due to the negative impact caused by COVID-19 from 2020 to 2022, the Company eventually sold the entire jade mats inventory for $2.00 million in liquidation sales in June 2023 and existed from Jade Mats business. Nova Malaysia ceased its business operations and in the process of de-registered with Malaysia government in October 2025.

The furniture wholesale business faces several risks that can impact its operations and profitability. Some common risks include: (i) Economic Instability: Fluctuations in the economy, slow down in real estate market and high interest rate can affect consumer spending on furniture, leading to decreased demand for products; (ii) Competition: Intense competition from other wholesalers, retailers, and online platforms can impact market share and pricing strategies; (iii) Supply Chain Disruptions: Interruptions in the supply chain, such as delays in shipping or shortages of raw materials or finished products, can hinder production and delivery schedules; (iv) Changing Consumer Preferences: Shifts in consumer preferences towards sustainable, trendy, or customized furniture may require wholesalers to adapt their product offerings; (v) Seasonal Demand: The furniture industry often experiences seasonal peaks and troughs, which can impact cash flow and inventory management; (vi) Tariff and Regulatory Challenges: Increase of import tariff for furniture products and compliance with regulations related to product safety, environmental standards, and labor practices can add complexity and costs to operations.

In order to mitigate these risks, we will continue to diversify our product range, build strong relationships with suppliers, closely monitor market trends and changes in tariffs and regulations, invest in technology for efficiency, and maintain a robust risk management strategy.

Our global logistics and delivery capabilities provide our customers with the flexibility to select from our extensive furniture collections to address their respective needs. We design and supply our products under our own brands. We also design and ship products for other major brands as their OEM designer or supplier. We offer a wide selection of stand-alone furniture pieces across a variety of product categories and approximately over 45 products developed exclusively for the international markets. We also sell products under the Diamond Sofa brand to distributors and retailers in North America, South America, Asia and Middle East and to end-user U.S. consumers our own online orders or through third-party shopping portals. Reflecting market demand, our research and development team works closely with customers to timely modify our existing product designs. We also offer custom-designed styles for specific market segments.

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

In 2023, via our subsidiary Nova Malaysia, we sold our entire high-end physiotherapeutic jade mats to an unrelated party and existed the jade mats business in Malaysia. Nova Malaysia ceased its business operations and in the process of de-registered with Malaysia government in October 2025.

Suppliers and Manufacturers

We source finished goods from third-party manufacturers to fulfill orders placed by customers through Diamond Bar and Nova Malaysia for the U.S. and international markets. Two of our principal suppliers of finished goods in 2025 accounted for approximately 25% of our total purchases from operations for 2025. By maintaining relationships with multiple suppliers, generally we benefit from a more stable supply chain and better pricing. Under ordinary circumstances, if a change of suppliers is necessary, we believe that we can quickly fulfill our requirements from other suppliers without interruptions in order fulfillment. We monitor our suppliers’ ability to meet our product needs and we participate in quality assurance activities to reinforce our high-quality standards. Our third-party manufacturing contracts are generally of annual or shorter term durations. We issue production orders to manufacturers based on individual purchase orders. Our manufacturing relationships are non-exclusive, and we are permitted to procure products from other sources at our discretion. None of our manufacturing contracts include production volume or purchase commitments on the part of either party. Our third-party manufacturers are responsible for sourcing raw materials, agreeing to produce parts and finished products to our specifications. We hold our suppliers to high quality standards and delivery deadlines. Our quality control procedures may extend to stringent requirements for raw material suppliers.

Customers

Our target end customer is the middle and upper middle-income consumer of residential and commercial furniture. In the U.S. and international markets, our sales principally are to furniture distributors and retailers who in turn offer our products under their own brands or under our Diamond Sofa brand. One customer accounted for greater than 10% of our total sales in 2025 and no customer accounted for greater than 10% of our total sales in 2024, respectively. We will increase direct sales to retailers and chain stores worldwide as we continue to diversify our customer base from global furniture distributors.

We are focusing on establishing and growing long-term relationships with our customers. We believe that the majority of our customers view us as a strategic long-term supplier and value the quality of our products, our timely delivery and design capabilities. We generally negotiate renewable supplier agreements with firm pricing on our products, typically for a term of one year, as is customary in the furniture industry, with individual orders made on standard purchase orders. In 2025, our products were sold in 9 countries worldwide, with North America as our principal international market. Sales to North America accounted for 52.1% and 97.4% of our total sales for 2025 and 2024, respectively. Sales to Hong Kong accounted for 47.4% and 0% for 2025 and 2024, respectively. Sales to other regions accounted for 0.5% and 2.6% of our total sales for 2025 and 2024, respectively. We expect that a majority of our revenues will continue to come from our sales to the U.S. Diamond Bar has driven expansion of our sales to the U.S., Mexico, and South America through Diamond Bar’s longstanding customer relationships and distribution capabilities. Diamond Bar’s revenues accounted for 52.6% and 100% of our total sales for 2025 and 2024, respectively, and Nova Malaysia’s revenues accounted for 0.0% of our total sales for 2025 and 2024, respectively. In addition, we anticipate increasing internet sales under the Diamond Sofa brand through third-party shopping portals. We believe that as we expand our broad network of distributors and increase direct sales, we will be better positioned to capitalize on emerging market trends.

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

Competition

The furniture industry is large and highly competitive. The industry consists of many manufacturers, distributors and retailers, none of which dominates the fragmented and diverse market. Our products principally compete in the U.S., Canada, Cayman Island, Costa Rica, Honduras, Jamica, Kazakhstan, Mexico and Saidi Arabia. The primary competitive factors in these markets for our products and target consumers are price, quality, style, marketing, functionality and availability.

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

Trade and Tariff

Since February 1, 2025, President Trump issued executive orders imposing additional tariff on furniture products imported from China and India which are currently between 27% and 70%, 0% and 50%, respectively. While previous tariffs on Chinese and India goods and modifications to trade agreements have resulted in a material impact on our business and where we purchase our finished products, these new tariffs or any additional actions, such as “reciprocal” tariffs on U.S. trading partners to address trade imbalances, could negatively impact our ability and the ability of our third-party vendors and suppliers to source products from foreign jurisdictions, which could lead to an increase in the cost of goods and adversely affect the Company’s profitability. Tariffs passed on to consumers through higher prices can also negatively impact consumer confidence and discretionary spending.

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

Intellectual Property

We rely on the trademark protection laws in the U.S. to protect our intellectual property and maintain our competitive position in the marketplace. The Company and our subsidiaries currently hold two trademarks registered in the U.S. related to the “Diamond Sofa” brand and one trademark registered in U.S. related to the “Xmax”. In addition, we have registered and maintained numerous internet domain names related to our business, including “novalifestyle.com”, “novaliving.com.my” and “diamondsofa.com.”

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

We use in-house designers and computer-aided modeling systems to generate design and related development work. We have used independent designers in the past for product design, from which we built prototype furniture pieces for refinement and testing. During 2024, Nova Malaysia spent $2.00 million on developing Virtual and Augmented reality software and AI system for potential consulting business. The entire system was far from complete as it required to integrate with other components in order to be functional and it was not in operation and was eventually abandoned due to the close down of the business of Nova Malaysia. In 2025 and 2024, we invested $0 million and $2.00 million, respectively, on research and development expense. We may increase future investments in R&D based on our growth needs.

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

Employees

As of December 31, 2025, we had 22 full time employees worldwide. All were in our U.S. corporate office. We believe that relations with our employees are satisfactory. We have no collective bargaining agreements with our employees.

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

Historically, a substantial part of our sales was attributed to a limited number of customers. But we had a customer accounted for greater than 10% of our total sales in 2025 and no customer accounted for greater than 10% of our total sales in 2024. If the demand for our products decreases in one or more of the markets supplied by our largest customers, or if there are any material social or regulatory changes in these markets, our sales could decline and we could lose market share, any of which could materially harm our business. We do not foresee relying on these same customers for sales generation as we expand our business to increase our internet sales and direct sales to the U.S. and other international markets. We cannot assure you, however, that we will be able to successfully implement these plans.

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

Our planned investments and expansion into AI software and hardware development, cloud and GPU computing infrastructure, AI model access and orchestration, and enterprise-focused AI agent deployment involve significant risks and uncertainties that could adversely affect our business, financial condition, results of operations, and cash flows.

We intend to allocate substantial capital and management attention to building and operating AI capabilities, including developing and acquiring AI software and hardware, securing and managing cloud and GPU compute infrastructure, enabling access to and orchestration of third-party and proprietary AI models, and deploying enterprise-grade AI agents. These initiatives are nascent, rapidly evolving, and highly competitive, and their success depends on factors within and outside our control. Among other things, we may not achieve anticipated adoption, performance, or cost profiles; our offerings may fail to meet customer expectations or regulatory requirements; and we may be unable to scale reliably or economically.

Developing and operating AI systems is capital- and compute-intensive. Access to advanced GPUs, AI accelerators, networking components, and associated datacenter capacity is limited and volatile, subject to supply constraints, long lead times, export controls, and dependence on a small number of suppliers and cloud providers. Compute and energy costs may increase materially, and we may be required to make non-cancelable commitments for capacity that exceed demand or become uneconomic. If we cannot secure sufficient, affordable infrastructure, or if our suppliers or cloud partners experience delays, outages, or performance issues, our product roadmaps and customer commitments could be impaired.

AI activities raise heightened cybersecurity, privacy, and safety risks. Our systems may process sensitive personal, financial, or proprietary information. Prompt injection, data exfiltration, model inversion, and other novel attack vectors could compromise confidentiality, integrity, or availability. Any breach, misuse of data, or failure to meet our contractual, privacy, or security commitments could result in regulatory investigations, penalties, litigation, remediation costs, loss of business, and reputational damage.

The legal and regulatory landscape for AI is rapidly evolving and uncertain. Emerging or changing laws, regulations, standards, and governmental guidance—covering, for example, automated decision-making, transparency, safety evaluations, data protection, model governance, export controls, and sector-specific obligations—could require costly changes to our products and processes, restrict features or use cases, delay deployments, or limit access to models, datasets, or compute. We may need to implement additional controls (such as human-in-the-loop review, content filtering, auditability, and recordkeeping), obtain certifications, or modify contractual terms, each of which could increase costs and reduce margins.

We will depend on third-party technologies and partners. Our offerings may rely on external foundation models, open-source components, model hubs, APIs, datasets, and cloud platforms under licenses and contracts that can change or be terminated. Adverse changes in terms, pricing, rate limits, availability, or acceptable-use policies; discontinuation of models or services; or security or performance failures by third parties may disrupt our services, increase our costs, or necessitate re-engineering. Use of open-source software carries risks of restrictive license interpretations, required disclosures, or claims of non-compliance.

AI hardware development and systems integration pose execution and obsolescence risks. Designing, manufacturing, qualifying, and supporting AI hardware (including accelerators and edge devices) require specialized expertise, long development cycles, and significant working capital. Rapid advances in architectures and interconnects can render designs obsolete before we achieve scale. Manufacturing defects, yield issues, supply interruptions, or warranty claims could increase costs and delay revenue.

Enterprise adoption may be slower or more costly than expected. Prospective customers often require extended pilots, bespoke integrations, on-premises or private cloud deployments, rigorous security and compliance reviews, and robust service-level commitments. These requirements can lengthen sales cycles, increase upfront costs, and concentrate revenue in a limited number of large customers, heightening renewal and collection risks. If we cannot demonstrate clear return on investment, accuracy, safety, and compliance, customers may reduce scope or defer purchases.

Our AI initiatives require specialized talent. Competition for machine learning researchers, data scientists, AI engineers, safety and security specialists, and hardware architects is intense and compensation is increasing. Failure to attract and retain key personnel, or to effectively manage ethical, safety, and governance considerations, could impair our ability to innovate and operate responsibly.

We may face intellectual property claims and content-related liabilities. Training or operating models on data to which we lack sufficient rights, or outputs alleged to infringe or misappropriate third-party IP or publicity rights, could lead to claims, injunctions, damages, or requirements to implement costly filtering, indemnities, or content controls. Content generated by or facilitated through our systems may be alleged to be defamatory, offensive, or otherwise unlawful, potentially giving rise to regulatory scrutiny or private litigation.

If our AI investments do not generate sufficient revenue, margins, or cash flows, or if we are required to materially increase spending to meet reliability, safety, compliance, or infrastructure needs, our financial results could be adversely affected. We may incur impairment charges for capitalized hardware or intangibles, fail to achieve expected utilization of committed compute capacity, or experience dilution from additional financing. Any of the foregoing could materially and adversely affect our business, results of operations, and prospects.

If we lose our key personnel, or are unable to attract and retain additional qualified personnel, the quality of our services may decline and our business may be adversely affected.

We rely heavily on the expertise, experience and continued services of our senior management, including our Chief Executive Officer and Chief Financial Officer. Loss of their services could adversely affect our ability to achieve our business objectives. Our executive officers are key factors in our success at establishing relationships within the furniture industry in the U.S. and international market and capital market because of their extensive industry and financial experience. The continued development of our business depends upon their continued employment. We have entered into employment agreements with our Chief Executive Officer and Chief Financial Officer that include provisions for non-competition and confidentiality.

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

We compete in the U.S. market principally through our sales under the Diamond Sofa brand. The furniture industry in the U.S. is very competitive and fragmented. We compete with many domestic U.S. and international furniture sources, including national department stores, regional or independent specialty stores, dedicated franchises of furniture manufacturers and retailers marketing products through catalogs and over the internet. There are few barriers to entry in the U.S. furniture market, and new competitors may enter this market at any time. Some of our competitors have greater financial resources than we have and often offer extensively advertised and well-recognized branded products. We may not be able to meet price competition or otherwise respond to competitive pressures in the U.S. market. We also may not be able to continue to differentiate our products from those of our competitors in the U.S. through value, styling and functionality because of the large number of competitors and their wide range of product offerings. Furthermore, some large furniture retailers in the U.S. are sourcing products directly from furniture manufacturers located in China and other Southeast Asian countries instead of through distributors like us. Over time, this practice may expand to smaller retailers in the U.S. Accordingly, we are continually subject to the risk of losing U.S. market share, which may decrease our future sales and earnings. Because we source products from third party manufacturers that are located outside the U.S. and we are subject to risks caused by disruption of international transportation such as COVID-19 and other health pandemics as well as the increase of tariffs imposed by the U.S. customs. We might lose business and our reputation might be damaged if there is delay of delivery and shipment from our suppliers.

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

Our dependence on foreign suppliers subject us to a variety of risks and uncertainties that could impact our operations and financial results.

In 2025 and 2024, the majority of our products were purchased from foreign suppliers and manufacturers, predominantly in Asia. Our dependence on foreign suppliers means that we may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any upward valuation in the Chinese yuan or any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign suppliers. This, in turn, might cause such foreign vendors to demand higher prices for products in their effort to offset any lost profits associated with any currency devaluation, delay product shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs.

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

We depend on vendors for timely and efficient access to products we sell. We source our products from manufacturers located outside the U.S., primarily Asia. Since 2017, the U.S. and China have been engaged in a trade dispute that has involved a number of actions against China including the imposition of tariffs on Chinese imports. On February 1, 2025, Since February 1, 2025, President Trump issued executive orders imposing additional tariff on furniture products imported from China which is currently between 27% and 70%. The previous tariffs on products from Chinese have resulted in a material impact on our business and results of operations, and we have switched to source certain products from the suppliers in other Asia countries than China, these new tariffs or any additional actions, such as “reciprocal” tariffs on U.S. trading partners to address trade imbalances, could negatively impact our ability and the ability of our third-party vendors and suppliers to source products from foreign jurisdictions, which could lead to an increase in the cost of goods and adversely affect the Company’s profitability. Tariffs passed on to consumers through higher prices can also negatively impact consumer confidence and discretionary spending.

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

From time to time, we may be a defendant in lawsuits and regulatory actions relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse effect on our business, financial condition and results of operations. In addition, any significant litigation, regardless of its merits, could divert management’s attention from our operations and may result in substantial legal costs. The Company has settled securities class action case and derivatives cases in early 2025, details See Item 3 Legal Proceedings. While the Company believes it has adequate defenses, the defense of those cases are costly and could significantly divert management attention from its business.

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

We are required to establish and maintain internal controls over financial reporting and disclosure controls and procedures and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2025. See “Item 9A. Controls and Procedures.” However, our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls and procedures will prevent all possible errors. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, measures of control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

We are a holding company that depends on cash flow from our wholly owned subsidiaries to meet our obligations, and any inability of our subsidiaries to pay us dividends or make other payments to us when needed could disrupt or have a negative impact on our business.

We are a holding company with no material assets other than the stock of our wholly owned subsidiaries, Diamond Bar, Nova Furniture, Nova Samoa, Nova Malaysia and Xmax Capital. We rely on dividends paid by our subsidiaries for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. If our subsidiaries are unable to pay us dividends and make other payments to us when needed because of regulatory restrictions or otherwise, we may be materially and adversely limited in our ability to make investments or acquisitions that could be beneficial to our business, pay dividends or otherwise fund and conduct our business.

If relations between the U.S. and China worsen, our business could be adversely affected as we have to find new suppliers and manufacturers out of China.

Political tensions between the United States and China have escalated including trade disputes and tariffs. Rising political tensions could reduce levels of trades, investments, technological exchanges and other economic activities between the two major economies, which would have a material adverse effect on global economic conditions and the stability of global financial markets. Any of these factors could have a material adverse effect on our business, prospects, financial condition and results of operations. The international trade policies of China and the U.S. have adversely affected our business, and the imposition of trade sanctions relating to imports, taxes, import duties and other charges on imports from China, including those applied specifically to furniture products, or the imposition of taxes, import duties or other charges on exports to the U.S. have increased our costs and decreased our earnings. Due to an increase in tariffs imposed by the U.S., some customers are seeking alternative resources instead of China, which has negatively affected the purchase orders and our sales as we mainly resource our products from China. In order to avoid these new tariffs, the market has shifted towards an uncertain era. The Company started to source certain of its new products from manufacturers in India in 2020. However, due to the quality issue and recent increase and change of tariff announced by President Trump on products from India and other southeastern Asian countries, we still purchase most of our products from China. Implementation of a relocation of manufacturing (which by necessity includes an assessment of the factory’s ability to deliver the quantity of the product, in accordance with the Company’s specifications, and in accordance with the Company’s quality control requirements) is time-consuming and has a lot of uncertainties such as the increase of the tariff of the products from these countries, and only a small portion of suppliers manufacturing our products has been transitioned from China to Malaysia and India starting in 2020. Most of our manufacturing will continue to be performed in China because the good quality and the intellectual know-how necessary to manufacture certain products is not generally available in other Asian countries. If and to the extent we are not able to mitigate the effects of such trade or tariff policies, our operations may be adversely affected.

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

On December 16, 2021, the PCAOB issued its determinations (the “Determination”) that they are unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong. The Determination includes lists of public accounting firms headquartered in mainland China and Hong Kong that the PCAOB is unable to inspect or investigate completely. The Company’s current auditor Enrome LLP is headquartered in Singapore and is not on the list.

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

Our common stock is currently listed on the Nasdaq Capital Market. In order to maintain our listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurance that we will be able to comply with the applicable listing standards of Nasdaq.

If we fail to satisfy Nasdaq’s continued listing requirements, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair stockholders’ ability to sell or purchase our common stock when they wish to do so. In the event of a delisting, we may take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with Nasdaq’s listing requirements.

If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB or OTC Pink markets, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In addition, if our common stock is delisted, we would be subject to rules promulgated by the Securities and Exchange Commission relating to “penny stocks,” which impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and institutional accredited investors. Consequently, the delisting of our common stock, if it occurred, could affect the ability of broker-dealers to sell our common stock, which could further negatively affect the ability of stockholders or other investors to buy and sell our common stock.

If we were deemed to be an investment company under the Investment Company Act of 1940 (the “Investment Company Act”), as amended, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition, and results of operations.

Under the Investment Company Act, absent an applicable exemption, a company generally will be deemed to be an “investment company” if (a) it is in the business of investing, reinvesting, owning, holding, or trading in securities and (b) it owns or proposes to acquire “investment securities” having a value exceeding 40% of its total assets (other than U.S. government securities and cash items) on an unconsolidated basis (such second prong, the “40% Test”). We do not believe that we or any of our subsidiaries are an “investment company” for purposes of the Investment Company Act, including in part, because neither we nor any of our subsidiaries are in the business of investing, reinvesting, owning, holding, or trading in securities, as required under Section 3(a)(1)(C) of the Investment Company Act.

We are engaged primarily in the design and marketing of contemporary styled residential and commercial furniture, and our historical development, public representations of policy, the activity of our officers and directors, the nature of our present assets, the sources of our present income, and the public perception of the nature of our business collectively support the conclusion that we are an operating company and not an investment company. We currently conduct, and intend to continue to conduct, our operations so that neither we, nor any of our subsidiaries, is required to register as an “investment company” under the Investment Company Act.

We have made, and may continue to make, investments in securities of other entities in order to support our primary business of designing and marketing residential and commercial furniture and new business development in AI related technologies and applications. If a significant portion of our assets were to consist of investment securities, or if we were otherwise deemed to meet the definition of an investment company under the Investment Company Act, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the U.S. Securities and Exchange Commission (the “SEC”), or modify our business and organizational structure to fall outside the definition of an investment company. Registering as an investment company would subject us to substantial regulation concerning management, operations, transactions with affiliates, and portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters. Accordingly, registration under the Investment Company Act would significantly affect our ability to operate as contemplated.

If we were deemed to be an investment company, Rule 3a-2 under the Investment Company Act is a safe harbor that provides a one-year grace period for transient investment companies that have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such one-year period), in a business other than that of investing, reinvesting, owning, holding, or trading in securities, with such intent evidenced by the company’s business activities and an appropriate resolution of its board of directors. The grace period is available not more than once every three years and runs from the earlier of (i) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis or (ii) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Accordingly, the grace period may not be available at the time that we seek to rely on Rule 3a-2; however, Rule 3a-2 is a safe harbor and we may rely on any exemption or exclusion from investment company status available to us under the Investment Company Act at any given time. Furthermore, reliance on Rule 3a-2, Section 3(a)(1)(C), or Rule 3a-1 under the Investment Company Act could require us to take actions to dispose of securities, limit our ability to make certain investments or enter into joint ventures, or otherwise limit or change our business and operations.

We intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the Investment Company Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would have a material adverse effect on our business, financial condition, and results of operations. In addition, if we failed to register as an investment company when required to do so, we would be prohibited from engaging in certain business activities, and criminal and civil actions could be brought against us. Further, our contracts would be unenforceable unless a court were to find that under the circumstances enforcement would produce a more equitable result than non-enforcement and would not be inconsistent with the purposes of the Investment Company Act.

We monitor our holdings and structure our operations with the goal of maintaining compliance with the Investment Company Act and avoiding the need to register as an investment company. There can be no assurance that we will be able to successfully avoid operating as an investment company. Potential future acquisitions, the mixture of our investments, changes in the value of our assets, and other factors could result in our being deemed an investment company under the Investment Company Act, which could have a material adverse effect on our business.

We may issue additional shares of our common stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our shareholders.

Our Articles of Incorporation, as amended, authorize the issuance of up to 5,000,000,000 shares of common stock, par value $0.001 per share. As of April 10, 2026, there were 4,952,793,773 authorized and unissued shares of our common stock available for future issuance, based on 47,206,227 shares of our common stock issued and outstanding. Although we have no commitments as of the date of this report to issue our securities, we may issue a substantial number of additional shares of our common stock or debt securities to complete a business combination or to raise capital. We plan to file a shelf registration statement on Form S-3 under which we may, from time to time, sell securities in one or more offerings.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Information technology (IT) is critical to many of our operating activities and is subject to security threats and increasingly sophisticated cyber-attacks. As a result, we have policies and processes in place to assess, identify, and manage the strategic and operational IT-related risks as an integrated part of our overall risk management system. These risks include the risk of cyber-attacks on IT infrastructure and intellectual property, as well as on cybersecurity for our online product offerings. The Company has adopted Risk Assessment Methodology Policy, Information Security Policy and Incident Response Plan Policy to managing material risks from cybersecurity threats and hired IT consultant to help managing cybersecurity risks. When the Company uses a third party service provider and shares sensitive data such service provider, it must adhere to the compliance requirements in the Service Agreement which includes an acknowledgement that the service provider is responsible for safeguard and the security of the sensitive data. As of date of this report, there has been no previous cybersecurity incidents, have materially affected the Company yet. The independent director of the Board Umesh Patel is responsible for the oversight of risks from cybersecurity threats on behalf of the Board. Xiaohua Lu, Chief Executive Officer of the Company report to Mr. Unmesh Patel and Board of Directors for cybersecurity risks and incidents. The Company has adopted Incident response plan policy, including Roles and Responsibilities, Incident Categories, Categories of Event, Incident Severity, Escalation Levels, and Incident Response Life Cycle, so that the weakness, events, alerts and incidents can be appropriately managed and escalated from IT personnel, IT consultant, Chief Executive Officer to independent director and the Board.

Item 2. Properties

Our principal executive offices and those of Diamond Bar are in leased office space with showroom, distribution and warehouse space in Commerce, California. Diamond Bar also maintains showrooms in leased space at Las Vegas Market in Nevada and High Point Market in North Carolina. Nova Malaysia was in leased office space with showroom, service center and warehouse space in Kuala Lumpur, Malaysia.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since January 17, 2014, our common stock has been quoted on The NASDAQ Stock Market and it is currently traded under the symbol “NVFY.” On April 10, 2026, the closing price for our common stock as reported on the NASDAQ Stock Market was $7.21 per share.

Holders of Record

On April 10, 2026, there were approximately 48 holders of record based on information provided by our transfer agent. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

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

Overview

XMax Inc. (the “Company”), formerly known as Nova LifeStyle, Inc., is a distributor of contemporary styled residential and commercial furniture incorporated into a dynamic marketing and sales platform offering retail as well as online selection and global purchase fulfillment. We monitor popular trends and products to create design elements that are then integrated into our product lines that can be used as both stand-alone or whole-room and home furnishing solutions. Through its network of retailers, e-commerce platforms, stagers and hospitality providers, the Company also sells (through an exclusive third-party manufacturing partner) a managed variety of high quality bedding foundation components.

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

On December 12, 2019, we became the sole shareholder of Nova Living (M) SDN. BHD. (“Nova Malaysia”), a company incorporated on July 26, 2019 under the laws of Malaysia. Nova Malaysia marketed and sold high-end physiotherapeutic jade mats for use in therapy clinics, hospitality, and real estate projects in Malaysia and other regions in Southeast Asia. Due to the negative impact caused by COVID-19, we eventually sold the entire jade mats inventory in liquidation sales in June 2023 and existed from Jade Mats business.

On November 5, 2020, Nova LifeStyle, Inc. acquired Nova Living (HK) Group Limited (“Nova HK”) at cost of $1,290 which was incorporated in Hong Kong on November 6, 2019. Nova HK took over Nova Macao’s business upon its deregistration, however, it had minimum operations in 2021. In February 2022, Nova HK entered a de-registration process and transferred all its assets and business to Nova Malaysia. The process of de-registration and liquidation of Nova HK was completed in February 2023.

Our experience developing and marketing products for international markets has enabled us to develop the scale, logistics, marketing, manufacturing efficiencies and design expertise that serve as the foundation for us to expand aggressively into the highly attractive U.S., Canada, South America, Asia and Middle Easter markets.

We do not have access to a revolving credit facility. On May 4, 2020, the Company received loan proceeds in the amount of approximately $139,802 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. On May 5, 2020, Diamond Bar Outdoors Inc. (“Diamond Bar”) was granted a loan from Cathay Bank in the aggregate amount of $176,294, pursuant to the Paycheck Protection Program. On June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. In July 2021, we completed a registered direct offering of our shares of common stock and received offering gross proceeds of $3,120,622. In May 2024, August 2024 and October 2024, we completed three private placements for gross proceeds of $750,000. During the fiscal year of 2025, the Company completed three private placements for gross proceeds of $500,000, a public offering for proceeds of $9 million, two registered direct offerings for approximately $19 million and a convertible note financing for $5 million. The Company also repaid $217,000 debt with its shares of common stock, $6,503 to director and $3,441 to SBA loan for the year ended December 31, 2025. We currently believe that our financial resources will be adequate to finance our operations in the next 12 months. However, in the event that we do need to raise capital in the future, the instability in the securities markets could adversely affect our ability to raise additional capital.

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

On September 25, 2025, Nova Furniture Limited (the “Nova BVI”), a company incorporated in the British Virgin Islands and a wholly owned subsidiary of Nova LifeStyle, Inc. entered into a Subscription Agreement (the “Agreement”) with Preamble Capital, A Series of CGF2021 LLC (the “Fund”), a Delaware Limited Liability Company. Pursuant to the Agreement, Nova BVI subscribes 99.82% interest in the Fund in an amount equal to $5,664,500. (the “Subscription Amount”) and will become a member of the Fund and be bound by the LLC Agreement as a member of the Fund. Sydecar LLC, a Delaware limited liability company, is the administrator of the Fund. The applicable management fee percentage for the Company is 0%. The Fund will use the Subscription Amount to subscribe approximately 6.667% interest of certain fund that holds an aggregate of 353,772 shares of Common Stock of Space Exploration Technologies Corp., a Texas corporation (“SpaceX”), comprising of 121,805 shares of Class A Common Stock and 231,967 shares of Class C Common Stock of Space X.

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

On October 15, 2025, Xmax Alpha Holdings Ltd. (the “Xmax Alpha”), a company incorporated in the Cayman Islands and an indirectly wholly owned subsidiary of Xmax Inc. entered into a Subscription Agreement (the “Agreement”) with Preamble Capital I, A Series of CGF2021 LLC (the “Fund”), a Delaware Limited Liability Company. Pursuant to the Agreement, Xmax Alpha subscribed 99.82% interest in the Fund in an amount equal to $5,605,000 (the “Subscription Amount”) and has become a member of the Fund and been bound by the LLC Agreement as a member of the Fund. Sydecar LLC, a Delaware limited liability company, is the administrator of the Fund. The applicable management fee percentage for the Company is 0%. October 15, 2025, the Company completed the subscription.

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

In March 2026, the Board of Directors of the Company approved a strategic expansion into artificial intelligence (“AI”) while continuing to operate and develop its existing furniture business. The initiative is designed to diversify revenue streams and position the Company for long-term growth amid challenging conditions in the furniture market. Under the new strategy, the Company plans to enter several high-growth AI segments, including AI software and hardware development, cloud and GPU compute infrastructure, AI model access and orchestration, and enterprise-focused AI agent deployment. The Company expects these initiatives to create new technology-driven business lines with scalable commercial potential. To support the expansion, the Company may raise capital for research and development, strategic partnerships, joint ventures, or acquisitions in AI and advanced technology sectors. The Company will continue strengthening its core furniture operations as one of its principal business lines. Pending deployment of capital into specific projects, the Company may also manage its capital through prudent investment strategies designed to enhance overall capital efficiency and support long-term shareholder value. On April 1, 2026, the Company incorporated XMax AI Inc. in the State of Nevada. On April 6, 2026, XMax AI Inc. (“XMax AI”) entered into an AI Inference Platform Deployment and Service Agreement (the “Agreement”) with Cloud Alliance Inc. (the “Service Provider”), effective as of April 1, 2026. Pursuant to the Agreement, the Service Provider will develop and deploy an AI inference platform (“Platform”) to the Amazon Web Services (AWS) cloud environment designated by the Company for a total fixed service fee of US$400,000.

Principal Factors Affecting Our Financial Performance

Since 2019, we have moved away from low margin products and this move was intended to improve our gross profit margin, receivable collections and net profitability, and to increase our return on long-term equity. We terminated sales and marketing efforts to customers that represented a high purchase volume but low profit margin, and we adjusted our product line, which included the launch of our Summer 2023 Collection in the Las Vegas and High Point Markets, with a view to attracting a higher-end ultimate customer. The core focus of the Company’s direction today is entirely centered on our products, identifying a fashion-driven generational shift in the general perception and consumption of furniture, being more aware of actual consumer tastes and how best to fulfill and engage that need, and closely integrating product development alongside marketing results in appealing products that adheres to the scope of our target demographic of decision makers in the design, staging and retail fields. A process that is continually refined upon each release cycle, maintaining a singular, cohesive vision. In short, we have better identified our customers and how to cater to them – in the process gaining greater traction with every product launch considerably more so on an international level than ever previous. We believe these new strategies will provide us with significant long term growth opportunities. Significant factors that we believe could affect our operating results are the (i) prices of our products to our domestic and international retailer and wholesaler customers and their markups to end consumers; (ii) general economic conditions in the U.S., Chinese, and other international markets; and (iii) trade war and tariffs imposed by the United States on products manufactured in China and other Asian countries where we purchase our products; and (iv) high interest rate, inflation and slow- down in real estate market. We believe most of our customers are willing to pay for our high quality and stylish products, timely delivery, and strong production capacity at price levels which we expect will allow us to maintain a relatively high gross profit margin for our products. We do not manufacture our products, but instead we utilize third-party manufacturers. In response to the tariffs imposed by the United States on products manufactured in China, we have been in the process of seeking and shifting a portion of our product manufacturing from third-party manufacturers located in China to third-party manufacturers located in other parts of Asia, such as Vietnam, India and/or Malaysia, countries with lower tariffs. However, due to the quality issue and recent increase of tariff announced by President Trump on products from India and other southeastern Asian countries, we still purchase most of our products from China. Implementation of a relocation of manufacturing (which by necessity includes an assessment of the factory’s ability to deliver the quantity of the product, in accordance with the Company’s specifications, and in accordance with the Company’s quality control requirements) is time-consuming and has a lot of uncertainties such as the increase of the tariff of the products from these countries, and only a small portion of suppliers manufacturing our products has been transitioned from China to Malaysia and India starting in 2020. Most of our manufacturing will continue to be performed in China because the good quality and the intellectual know-how necessary to manufacture certain products is not generally available in other Asian countries. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites should also allow us at least to maintain our gross profit margins. The markets in North America are challenging because such markets are experiencing a slow-down and may be entering a recession due to high interest rate and inflation.

Critical Accounting Policies

While our significant accounting policies are described more fully in Note 2 to our accompanying audited consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this Management’s Discussion and Analysis.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for XMax Inc. and its subsidiaries, Diamond Bar, i Design, Nova BVI, Nova Samoa, Nova Malaysia and XMax Capital and its subsidiaries.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. In accordance with ASC 250, the changes in estimates will be recognized in the same period of changes in facts and circumstances. The Company bases its estimates on past experiences and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for items and matters including, but not limited to, fair value estimation of investment, the allowance for credit loss, valuation of inventories, the valuation of stock-based compensation, income taxes and unrecognized tax benefits, assumptions used in assessing impairment of long-lived assets and goodwill, and loss contingencies. Actual results could differ from those estimates.

Accounts Receivable

Since January 1, 2024, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), using the modified retrospective transition method. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. Upon adoption, the Company changed the impairment model to utilize a forward-looking current expected credit losses (CECL) model in place of the incurred loss methodology for financial instruments measured at amortized cost and receivables resulting from the application of ASC 606, including contract assets.

The Company maintains an allowance for credit losses and records the allowance for credit losses as an offset to accounts receivable and the estimated credit losses charged to the allowance is classified as “General and administrative expenses” in the audited consolidated statements of loss and comprehensive loss. The Company assesses collectability by reviewing accounts receivable on aging schedules because the accounts receivable were primarily consisted of receivables arising from product sales. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status, the age of the balances, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. Delinquent account balances are written-off against the allowance for expected credit loss after management has determined that the likelihood of collection is not probable.

We maintained an allowance for expected credit loss of $258 and $367 as of December 31, 2025 and 2024, respectively. During the year ended December 31, 2025 and 2024, expected credit losses provision (reversal) was ($109) and ($165), respectively. As of December 31, 2025, we had gross receivable of $2,445,503 of which $5,424 was over 90 days past due.

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

XMax Inc. (Nova Lifestyle, Inc.) and Diamond Bar are subject to U.S. federal and state income taxes. Nova BVI was incorporated in the BVI, Nova Samoa and Xmax Capital was incorporated in Samoa. Xmax Alpha Holdings Ltd, Xmax Beta Holdings Ltd, Xmax Delta Holdings Ltd and Xmas Sigma Holdings Ltd were incorporated in Caymen Island. There is no income tax for companies domiciled in the BVI, Cayman Islands and Samoa. Accordingly, the Company’s audited consolidated financial statements do not present any income tax provisions related to the BVI, Cayman Islands and Samoa tax jurisdictions where Nova BVI, Nova Samoa, Xmax Capital, Xmax Alpha Holdings Ltd, Xmax Beta Holdings Ltd, Xmax Delta Holdings Ltd and Xmax Sigma Holdings Ltd are domiciled. Nova Malaysia is incorporated in Malaysia and is subject to Malaysia income taxes at the statutory rate of 24%.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA extends permanently, with modifications, tax provisions enacted as part of the 2017 Tax Cuts and Jobs Act and restores and makes permanent many business provisions, such as full expensing for domestic research and development and capital investments. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The enactment of the OBBBA does not have a material impact on the results from operations for the current period.

As of December 31, 2025 and 2024, the accumulated undistributed earnings generated by its foreign subsidiaries were approximately $21.7 million and $22.2 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of December 31, 2025 and 2024, unrecognized tax benefits were approximately nil and nil, respectively. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was nil as of December 31, 2025 and 2024.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the years ended December 31, 2025 and 2024, is as follows:

Gross UTB
	2025	2024
Balance – January 1	-	-
Foreign exchange adjustment	-	-
Balance – December 31	$-	$-

At December 31, 2025 and 2024, the Company had cumulatively accrued approximately nil and nil for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled nil and nil for the years ended December 31, 2025 and 2024, respectively, related to the Company’s operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

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

Revenues from product sales is recognized when the product are delivered to customers for domestic sales or upon export for overseas sales. Each customer order is being distinct and separately identifiable from other customer orders as a single performance obligation to deliver the ordered product in exchange for consideration. The Company offers credit sales to customers with credit periods range from 30 to 90 days.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault. As alternatives for the product return option, the customers have the option of asking us for a discount for products with quality issues, or of receiving replacement parts from us at no cost. The amount of reserves for return of products, the discount provided to the customers, and cost for the replacement parts were immaterial for the years ended December 31, 2025 and 2024.

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

Foreign Currency Translation and Transactions

The accompanying unaudited consolidated financial statements are presented in United States Dollar (“$” or “USD”), which is also the functional currency of XMax Inc. (formerly Nova LifeStyle, Inc.), XMax Alpha, Nova Furniture, Nova Samoa, Diamond Bar, and i Design.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 2025	RM4.06 to 1
December 31, 2024	RM4.47 to 1

Income statement and cash flow items
For the year ended December 31, 2025	RM4.28 to 1
For the year ended December 31, 2024	RM4.57 to 1

Segment Reporting

An operating segment is a component of the Company that engages in business activities from which it may earn revenue and incur expenses and is identified on the basis of the internal financial reports that are provided to and regularly reviewed by the Company’s chief operating decision maker in order to allocate resources and assess performance of the segment.

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company’s revenue segments have similar economic characteristics and they are managed as a single business unit. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s CODM has been identified as the chief executive officer (the “CEO”), who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. The Company has determined that there is only one reportable operating segment.

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

On July 4, 2025, the U.S. H.R.1, an act to provide for reconciliation pursuant to title II of H. Con. Res. 14. (the “OBBBA”) was enacted. The OBBBA introduces multiple tax law and other legislative changes, including modifications to income tax provisions such as domestic research and development expenses, capital expenditures, and U.S. taxation of international earnings; the repeal or acceleration of the sunset of certain tax credits under the 2022 Inflation Reduction Act and elimination of certain penalties for violations of certain regulatory credit programs. We have recognized the effects of the OBBBA provisions in our financial results to the extent they are applicable to the year ended December 31, 2025. We will continue to evaluate the impact of these provisions on our 2026 and subsequent consolidated financial statements, including loss of certain regulatory credit sales tied to our products and changes to the costs of our products.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU simplifies the capitalization guidance by removing all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout ASC 350-40. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date; or follow a modified transition approach that is based on the status of the respective projects and whether software costs were capitalized before the date of adoption; or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The ASU establishes authoritative guidance in GAAP about accounting for government grants received by business entities, clarifies the appropriate accounting, in an effort to reduce diversity in practice, and increase consistency of application across business entities. The ASU is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Adoption of this ASU can be applied a modified prospective approach, a modified retrospective approach, or a retrospective approach. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either a prospective or a retrospective approach. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

We do not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on our financial statement presentation or disclosures.

Results of Operations

Comparison of Years Ended December 31, 2025 and 2024

The following table sets forth the results of our operations for the years ended December 31, 2025 and 2024.

	Years Ended December 31,
	2025		2024
	$	% of Sales	$	% of Sales
Sales	$16,722,703		$9,686,975
Cost of sales	(12,538,205)	(75)%	(5,437,484)	(56)%
Gross profit	4,184,498	25%	4,249,491	44%
Operating expenses	(6,113,230)	(37)%	(9,612,846)	(99)%
Loss from operations	(1,928,732)	(12)%	(5,363,355)	(55)%
Other expenses, net	(2,070,833)	(12)%	(195,736)	(2)%
Income tax benefit (expense)	580,987	3%	(2,614)	-%
Net loss	(3,418,578)	(20)%	(5,561,705)	(57)%

Sales

Sales for the year ended December 31, 2025 were $16.72 million, an increase of 73% from $9.69 million for the year of 2024. This increase in sales resulted primarily from 102% increase in average selling price, while partially offset by 15% decrease in sales volume. Our three largest selling product categories for the year ended December 31, 2025 were marbles slabs, sofa and coffee tables, which accounted for approximately 47%, 30% and 5% of sales, respectively. For the year ended December 31, 2024, the three largest selling categories were sofas, beds and coffee tables, which accounted for approximately 50%, 13% and 8% of sales, respectively.

The $7.06 million increase in sales for the year ended December 31, 2025, compared to the year of 2024, was mainly due to increased sales to Hong Kong. Sales to Hong Kong increased by 100% to $7.92 million for the year ended December 31, 2025, compared to $0 million for the year of 2024, such increase mainly due to we sold marble slabs to one customer in Hong Kong. The increase in sales was partially offset by decrease in sales to North America and other countries. Sales to North America decreased by 8% to $8.72 million for the year ended December 31, 2025, compared to $9.44 million for the year of 2024, such decrease mainly due to decrease in sales volume by 29% from the customers in North America. Sales to other countries decreased by $0.17 million to $0.09 million for the year ended December 31, 2025, from $0.25 million for the year of 2024, primary due to less sales order received from our customers in other countries.

Cost of Sales

Cost of sales consists primarily of costs of finished goods and materials purchased from third-party manufacturers. Total cost of sales increased by 131% to $12.54 million for the year ended December 31, 2025, compared to $5.44 million for the year of 2024. Cost of sales as a percentage of sales increased to 75% for the year ended December 31, 2025, compared to 56% for the year of 2024. The increase in cost of sales in dollar term and in cost of sales as a percentage of sales are a result of selling marble slabs with low profit margin.

Gross Profit

Gross profit was $4.18 million for the year ended December 31, 2025, compared to $4.25 million for the same period of 2024, representing a decrease in gross profit of $0.06 million. Our gross profit margin was 25% for the year ended December 31, 2025, compared to 44% for the same period of 2024. The decrease in gross profit in percentage and dollar term was mainly due to a result of selling the marble slabs with low profit margin.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses, and research and development. Operating expenses were $6.11 million for the year ended December 31, 2025, compared to $9.61 million for the year of 2024. Selling expenses decreased by 12%, or $0.18 million, to $1.38 million for the year ended December 31, 2025, from $1.56 million for the same period of 2024, primarily due to decreased marketing and advertising expenses. Also, general and administrative expenses decreased by 22%, or $1.32 million, to $4.74 million for the year ended December 31, 2025, from $6.06 million for the year of 2024, primarily due to a decrease in consulting fee of $1.20 million, insurance of $0.13 million and design fee of $0.09 million, while the decrease was partially offset by an increase in legal and professional fee of $0.34 million and auditing fee of $0.09 million. In addition, research and development expenses decreased by 100%, or $2.00 million to $0 for the year ended December 31, 2025, from $2.00 million for the year of 2024, primary due to we did not spend additional fee on our AI-driven smart living solutions and IT system due to abandonment in 2025.

Other Expenses, Net

Other expenses, net was $2.07 million for the year ended December 31, 2025, compared to other expense, net of $0.20 million for the year of 2024, representing a decrease in other expenses of $1.87 million. The decrease in other expenses were due primarily to an increase in management fee of $2.30 million for investing Preamble, loss on impairment of goodwill of $0.22 million and plant, property and equipment written off of $0.19 million since Nova Malaysia was ceased its operations and in the process of de-registered in 2025, non-operation income of $0.63 million from $4,496 in the same year of 2024 to $0.64 million in 2025, while the increase in other expenses partially offset by increase in unrecognized gain of $0.30 from the investment in the fund of Preamble.

Income Tax Benefit (Expense)

Income tax benefit (expense) was $0.58 million and ($2,614) for the year ended December 31, 2025 and 2024, respectively. The income tax benefit for the year ended December 31, 2025 was mainly due to the net loss for the year ended December 31, 2025.

Net Loss

As a result of the foregoing, our net loss was $3.42 million for the year ended December 31, 2025, compared to $5.56 million of net loss for the year of 2024.

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

We rely primarily on internally generated cash flow and available working capital to support growth. We may seek additional financing in the form of bank loans or other credit facilities or funds raised through offerings of our equity or debt, if and when we determine such offerings are required. As of December 31, 2025, we do not have any credit facilities. We believe that our current cash and cash equivalents and anticipated cash receipts from sales of products will be sufficient to meet our anticipated working capital requirements and capital expenditures for the next 12 months.

We had working capital of $9,389,956 at December 31, 2025, an increase of $7,283,792 from net working capital of $2,106,164 at December 31, 2024. The ratio of current assets to current liabilities was 4.92-to-1 at December 31, 2025.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2025 and 2024:

	2025	2024
Cash (used in) provided by:
Operating activities	$(445,838)	$(1,391,779)
Investing activities	(22,808,208)	(14,121)
Financing activities	29,752,352	1,175,578

Net cash used in operating activities was $0.45 million for the year ended December 31, 2025, an decrease in cash outflow by $0.94 million from $1.39 million of cash used in operating activities for the year of 2024.

The decrease in cash outflow was attributable primarily to (i) an increase in cash inflow of $4.32 million for advance to suppliers to $4.32 million cash inflow for the year ended December 31, 2025, from $0.05 million cash inflow for the year of 2024, such increase in cash inflow being mainly due to marble slabs were delivered and sold to one of our customers in Hong Kong; (ii) an increase in cash inflow of $1.32 million for inventory to $0.65 million cash inflow for the year ended December 31, 2025, from $0.67 million cash outflow for the year of 2024, such increase in cash inflow being mainly due to we purchased less products from our suppliers due to reciprocal tariff took effective in April 2025. The increase in operating cash outflow was partially offset by (i) increase in cash outflow of $2.42 million of accounts receivable to cash outflow of $2.41 million for the year ended December 31, 2025, from the accounts receivable of cash inflow of $0.01 million for the year of 2024, such increase in cash outflow being mainly due to we sold marble slabs on credit to one customer in Hong Kong in 2025; (ii) increase in cash outflow of $1.28 million to cash outflow of $0.69 million for the accrued liabilities and other payables for the year ended December 31, 2025, from $0.59 million cash inflow for the year of 2024, such increase in cash outflow being mainly due to payments were made to the service providers in timely basis; (iii) increase in cash outflow of $1.92 million to cash outflow of $1.89 million for the tax payable for the year ended December 31, 2025, from $0.39 cash inflow for the year of 2024, such increase in cash outflow being mainly due to payments were made to the Internal Revenue Service for the one-time transition tax in 2017.

Net cash used in investing activities was $22.81 million for the year ended December 31, 2025, an increase in cash outflow of $22.79 million from $0.01 million of cash used in investing activities for the year of 2024. We incurred cash outflow of $22.81 million to invest into the funds of Preamble Capital LLC.

Net cash provided by financing activities was $29.75 million for the year ended December 31, 2025, compared to $1.18 million for the year of 2024. During the year ended December 31, 2025, we borrowed $0.20 million from a shareholder, issued convertible notes for $5.00 million from a lender and issued stocks and warrants to investors with the net proceeds of $24.67 million, while we paid off one of loans to shareholder for $0.07 million. During the year ended December 31, 2024, we borrowed $0.07 million from an unrelated party and $0.36 million from a shareholder. We also sold 450,000 shares of common stock with the proceeds of $0.75 million for our working capital.

As of December 31, 2025, we had gross accounts receivable of $2,445,503 of which $1,852 was not yet past due, $2,438,227 was less than 90 days past due and $5,424 was more than 90 days past due. We had an allowance for expected credit losses of $258. As of March 18, 2026, 0.09% of accounts receivable outstanding as of December 31, 2025 had been collected. As of March 18, 2025, all of our accounts receivable outstanding at December 31, 2024 had been collected.

As of December 31, 2025 and 2024, we had advances to suppliers of $313,924 and $4,689,148, respectively. These supplier prepayments are made for goods before we actually receive them.

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

As of March 29, 2026, $150,000 or 48% and $4,689,148 or 100% of our advances to suppliers outstanding at December 31, 2025 and December 31, 2024 had been delivered to us in the form of purchases of furniture, respectively.

Other Long-Term Liabilities

As of December 31, 2025, we recorded long-term taxes payable of nil million, consisting of an income tax payable of nil, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on our post-1986 foreign unremitted earnings, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

We elected to pay the one-time transition tax over the eight years commencing April 2018.

On November 18, 2025, XMax Inc., a Nevada company (the “Company”), entered into a Convertible Promissory Note Purchase Agreement (the “Agreement”) with Billiongold Holding Limited, a company incorporated under the law of Hong Kong (the “Purchaser”). Pursuant to the Agreement, the Company sold a Convertible Promissory Note to the Purchaser with a principal amount of $5,000,000 (the “Note”). The Note will mature on the date that is thirty-six (36) months from the date that the purchase price of the Note is paid to the Company (the “Maturity Date”). The Note bears interest at the rate of 6% per annum, which is payable on Maturity Date. Any outstanding principal and interest on the Note may be converted to the shares of common stock of the Company at the holder’s option at a conversion price of $7.80 per share at any time until the total outstanding balance of the Note is paid. The Note was sold to the Purchaser pursuant to an exemption from registration under Regulation S, promulgated under the Securities Act of 1933, as amended.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2025. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in the 2014 Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during or subsequent to the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements

During the fiscal quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to nominees for director of the Company, compliance with Section 16(a) of the Securities Exchange Act of 1934, and the Company’s code of ethics is set forth under the captions “Proposal 1–Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Code of Ethics,” respectively, in the Proxy Statement for the 2026 Annual Meeting of Stockholders. The information required by this item regarding delinquent Section 16(a) reports, if applicable, is set forth under “Delinquent Section 16(a) Reports” in the Proxy Statement and incorporated herein by reference. The information required by this item regarding our insider trading policies and procedures is set forth under “Insider Trading Policies” in the Proxy Statement and incorporated herein by reference. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to ownership of common stock of the Company by certain persons is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information relating to existing or proposed relationships or transactions between the Company and any affiliate of the Company, as well as matters related to director independence, is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information relating to the Company’s principal accountant’s fees and services is set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of or are included in this Annual Report:

1.	Financial statements listed in the Index to Financial Statements, filed as part of this Annual Report beginning on page F-1; and

2.	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and between Stevens Resources, Inc. and Nova LifeStyle, Inc., dated June 14, 2011 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
2.2	Share Exchange Agreement and Plan of Reorganization by and between Nova Furniture Limited and Nova LifeStyle, Inc., dated June 30, 2011 (Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
3.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-163019) filed on November 10, 2009)
3.2	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
3.3	Certificate of Amendment to Articles of Incorporation filed with the Secretary of the State of Nevada on December 15, 2009, and effective as of September 9, 2009 (Incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
3.4	Articles of Merger between Stevens Resources, Inc. and Nova LifeStyle, Inc. amending the Articles of Incorporation filed with the Secretary of State of the State of Nevada on June 14, 2011, and effective as of June 27, 2011 (Incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
3.5	Articles of Exchange of Nova Furniture Limited and Nova LifeStyle, Inc. filed with the Secretary of State of the State of Nevada on June 30, 2011 (Incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
3.6	First Amendment to the Amended and Restated Bylaws of Nova Lifestyle, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36259) filed on February 28, 2018)
3.7	Certificate of Change to Authorized Shares of Nova Lifestyle, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36259) filed on December 20, 2019)
3.8	Certificate of Change filed with the Nevada Secretary of State on May 22, 2023 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 23, 2023)
3.9	Certificate of Change to the Articles of Incorporation of Nova LifeStyle Inc. filed with the Nevada Secretary of State on September 5, 2023 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2023)
3.10	Certificate of Change to the Articles of Incorporation of Nova LifeStyle Inc. filed on November 3, 2025 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 4, 2025)
3.11	Certificate of Amendment to the Articles of Incorporation of Nova LifeStyle Inc. filed on November 3, 2025 (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 4, 2025)
3.12	Second Amended and Restated Bylaws of Nova Lifestyle, Inc. (Incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on November 4, 2025)
4.1	Specimen Stock Certificate (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
4.2	Form of Investor Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 26, 2021)
4.3	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 26, 2021)
4.4	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 4, 2025)
4.5†	Description of Securities registered under Section 12 of the Securities Exchange Act of 1934, as amended
10.1	Shareholder Agreement by and between Nova Furniture Limited and St. Joyal, dated January 1, 2011 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 30, 2011)
10.2#	Form of Director Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 3, 2013)

Exhibit No.	Description
10.3#	Nova LifeStyle, Inc. 2014 Omnibus Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 333-163019) filed on July 10, 2014)
10.4#	Nova LifeStyle, Inc. Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (File No. 333-163019) filed on July 10, 2014)
10.5	Sales Representative Agreement by and between Diamond Bar Outdoors, Inc. and Tawny Lam Consulting, Inc. dated January 4, 2020 (Incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on May 12, 2020)
10.6	Nova LifeStyle, Inc. 2021 Omnibus Equity Plan (Incorporated herein by reference to Annex A to the Company’s Definitive Proxy on Schedule 14A filed on April 13, 2021)
10.7	Form of Securities Purchase Agreement dated July 23, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2021)
10.8#	Employment Agreement by and between Nova Lifestyle Inc. and Jeffery Chuang dated August 11, 2021 (Incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on April 8, 2022)
10.9#	Employment Agreement by and between Nova Lifestyle Inc. and Thanh H. Lam dated May 8, 2023 (Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on April 15, 2024)
10.10#	Employment Agreement by and between Nova Lifestyle Inc. and Jeffery Chuang dated September 1, 2023 (Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on April 15, 2024)
10.11#	Amendment to Employment Agreement by and between Nova Lifestyle Inc. and Jeffery Chuang dated December 22, 2023 (Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on April 15, 2024)
10.12	Sale and Purchase Agreement by and among Nova LifeStyle Inc., Nova Living (M) Sdn Bhd and ATS Brand Sdh Bhd dated January 23, 2024 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2024)
10.13	Securities Purchase Agreement dated May 16, 2024. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2024)
10.14	Sale and Purchase Agreement by and among Nova LifeStyle Inc., Nova Living (M) Sdn Bhd and Hong Sheng Sdn Bhd dated July 5, 2024 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2024)
10.15	Securities Purchase Agreement dated July 30, 2024. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2024)
10.16	Sale and Purchase Agreement by and among Nova LifeStyle Inc., Nova Living (M) Sdn Bhd and VT Conceptone Sdn Bhd dated August 7, 2024 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2024)
10.17	Form of Purchase Order, dated October 11, 2024 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2024)
10.18	Securities Purchase Agreement dated October 25, 2024. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 28, 2024)
10.19	Securities Purchase Agreement dated January 6, 2025. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2025)
10.20	Securities Purchase Agreement dated February 10, 2025. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2025)
10.21	Debt Repayment Agreement by and between the Company and the Creditor dated February 20, 2025. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2025)
10.22	Form of Purchase Order (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2025)
10.23	Securities Purchase Agreement dated March 13, 2025.(Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2025)
10.24#	Employment Agreement between the Company and Xiaohua Lu dated April 21, 2025. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2025)
10.25	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 4, 2025)
10.26	Form of Placement Agency Agreement (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 4, 2025)
10.27#	Director Agreement between the Company and Wen Tao dated September 23, 2025. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2025)
10.28	Subscription Agreement between Nova Furniture Limited and Preamble Capital, A Series of CGF2021 LLC dated September 25, 2025. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2025)
10.29#

Employment Agreement between the Company and Yizhou (Steven) Zhao dated October 7, 2025. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 9, 2025)

10.30	Form of Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 14, 2025)
10.31	Subscription Agreement between Xmax Alpha Holdings Ltd. and Preamble Capital I, A Series of CGF2021 LLC dated October 15, 2025. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 21, 2025)
10.32	Convertible Promissory Note Purchase Agreement by and between XMax Inc. and Billiongold Holding Limited, dated November 18, 2025. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2025)
10.33	Convertible Promissory Note, issued by XMax Inc. to Billiongold Holding Limited. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2025)
10.34	Subscription Agreement between Xmax Beta Holdings Ltd. and Preamble X Capital I, a series of Preamble X Capital LLC dated December 2, 2025. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2025)
10.35	Form of Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2025)
10.36#	Director Agreement between the Company and Matthew Beck dated January 6, 2026. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2026)
10.37	Loan Agreement by and between the Company and Joycheer Trade Limited dated January 28, 2026. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2026)
10.38	Subscription Agreement between Xmax Beta Holdings Ltd. and Preamble X Capital I, a series of Preamble X Capital LLC dated February 4, 2026. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2026)
10.39	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2026)
10.40	Securities Purchase Agreement by and between the Company and StratoCore Solutions Ltd. dated March 30, 2026. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2026)
10.41	AI Inference Platform Deployment and Service Agreement by and between the Company and Cloud Alliance Inc. dated April 6, 2026. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2026)
14.1	Code of Business Conduct and Ethics of Nova Lifestyle, Inc. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 333-163019) filed on June 10, 2013)
19.1	Insider Trading Policy (Incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on April 15, 2024)
21.1	Subsidiaries of the Registrant
23.1†	Consent of Enrome LLP
24.1†	Power of Attorney (Included on the Signature Page of this Annual Report on Form 10-K)
31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (Incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on April 15, 2024)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Indicates management contract or compensatory plan, contract or arrangement.

†Filed herewith.

‡Furnished herewith.

XMAX INC.

Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of XMax Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of XMax Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of loss and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Valuation of Investment in Fund

As described in Note 6 to the consolidated financial statements, the Company invested in several funds during the fourth quarter of 2025. These investments are not publicly traded and are measured at fair value using Level 3 inputs under the fair value hierarchy. As of December 31, 2025, the Company recorded these investments at a fair value of $23.1 million.

We identified the valuation of investments in funds as a critical audit matter because the fair value measurements involve significant management judgment and estimation uncertainty. In particular, the valuation is highly sensitive to assumptions regarding the most current purchasing prices and observable transactions such as new offerings. The absence of observable market prices for these investments and the limited historical performance data for certain underlying investment portfolio increased the subjectivity involved in the valuation and the extent of audit effort required.

Our audit procedures related to the valuation of investments in funds included, among others:

●	Obtaining an understanding of and testing controls over management’s process for estimating fair value, including controls over the development and review of significant assumptions.
●	Evaluating the valuation methodologies used by management, including assessing whether they were consistent with market practices and the requirements of U.S. GAAP.
●	Testing the completeness and accuracy of underlying data used in the valuations.
●	Evaluating the reasonableness of significant assumptions, including the most current purchasing prices and observable transactions such as new offerings.
●	Comparing significant assumptions to external market data, industry trends, and historical performance of the underlying investments, where available.

/s/ Enrome LLP

We have served as the Company’s auditor since 2024

Singapore

April 15, 2026

Enrome LLP	143 Cecil Street #19-03/04	admin@enrome-group.com
	GB Building Singapore 069542	www.enrome-group.com

XMAX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND DECEMBER 31, 2024

(Expressed in U.S. Dollars, except for the number of shares)

	2025	2024

Assets

Current Assets
Cash and cash equivalents	$6,708,340	$161,902
Accounts receivable, net	2,445,245	36,371
Advance to suppliers	313,924	4,689,148
Inventories	2,163,437	2,824,353
Prepaid expenses	144,274	202,294
Other receivables	7,478	17,415

Total Current Assets	11,782,698	7,931,483

Noncurrent Assets
Plant, property and equipment, net	21,942	252,186
Right-of-use assets, net	594,801	1,459,496
Intangible assets, net	-	3,109
Investment in fund	23,104,628	-
Lease deposit	43,260	52,523
Goodwill	-	218,606

Total Noncurrent Assets	23,764,631	1,985,920

Total Assets	$35,547,329	$9,917,403

XMAX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF DECEMBER 31, 2025 AND DECEMBER 31, 2024

(Expressed in U.S. Dollars, except for the number of shares)

	2025	2024

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$327,134	$728,546
Operating lease liabilities, current	591,350	716,602
Finance lease liabilities - current	20,574	32,585
Contract liabilities	58,786	413,583
Loan from shareholders	398,014	385,147
Accrued liabilities and other payables	943,312	1,683,033
Other loan	3,572	13,424
Security deposit	50,000	-
Income tax payable	-	1,852,399

Total Current Liabilities	2,392,742	5,825,319

Noncurrent Liabilities
Other loan	137,117	197,828
Operating lease liabilities, non-current	-	730,291
Finance lease liabilities - non-current	19,876	40,451
Convertible notes	5,038,026	-

Total Noncurrent Liabilities	5,195,019	968,570

Total Liabilities	7,587,761	6,793,889

Contingencies and Commitments

Stockholders’ Equity

Common stock, $0.001 par value; 5,000,000,000 shares authorized, 41,885,728 and 7,301,206 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	41,886	7,301
Additional paid-in capital	80,823,528	52,585,582
Accumulated other comprehensive income	504,247	522,146
Accumulated deficits	(53,410,093)	(49,991,515)

Total Stockholders’ Equity	27,959,568	3,123,514

Total Liabilities and Stockholders’ Equity	$35,547,329	$9,917,403

XMAX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in U.S. Dollars, except for the number of shares)

	2025	2024

Net Sales	$16,722,703	$9,686,975

Cost of Sales	12,538,205	5,437,484

Gross Profit	4,184,498	4,249,491

Operating Expenses
Selling expenses	1,376,824	1,557,508
General and administrative expenses	4,736,406	6,057,477
Research and development	-	1,997,861

Total Operating Expenses	6,113,230	9,612,846

Loss From Operations	(1,928,732)	(5,363,355)

Other Income (Expenses)
Non-operating (expense) income	(1,662,565)	4,496
Loss on impairment of goodwill	(218,606)	-
Plant, property and equipment written off	(192,726)	-
Unrealized gain	296,420	-
Foreign exchange transaction income (loss)	(30,075)	13,281
Interest expense, net	(77,135)	(31,244)
Financial expense	(186,146)	(182,269)

Total Other Expenses, Net	(2,070,833)	(195,736)

Loss Before Income Taxes	(3,999,565)	(5,559,091)

Income Tax Benefit (Expense)	580,987	(2,614)

Net Loss	(3,418,578)	(5,561,705)

Other Comprehensive (Loss) Income
Foreign currency translation	(17,899)	721

Net Loss and Comprehensive Loss	(3,436,477)	(5,560,984)

Weighted average shares outstanding - Basic and Diluted	20,684,692	3,765,727

Net loss per share of common stock
Basic and Diluted	$(0.17)	$(1.48)

XMAX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in U.S. Dollars, except for the number of shares)

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	deficits	Equity

Balance as of January 1, 2024	1,917,706	$1,918	$44,402,821	$521,425	$(44,429,810)	$496,354

Stock issued to employees	6,000	6	11,139	-	-	11,145

Stock issued to consultants	400,000	400	724,599	-	-	724,999

Stock issued to designer	46,071	46	89,954	-	-	90,000

Acquistion of AI and IT Systems	1,160,000	1,160	1,960,840	-	-	1,962,000

Stock issued to suppliers	3,321,429	3,321	4,646,679	-	-	4,650,000

Stock issued to an investor	450,000	450	749,550	-	-	750,000

Foreign currency translation loss	-	-	-	721	-	721

Net loss	-	-	-	-	(5,561,705)	(5,561,705)

Balance as of December 31, 2024	7,301,206	$7,301	$52,585,582	$522,146	$(49,991,515)	$3,123,514

Stock issued to employees	4,500	5	4,405	-	-	4,410

Stock issued to consultants	150,000	150	191,850	-	-	192,000

Stock issued to creditor	434,000	434	216,566	-	-	217,000

Stock issued to suppliers	4,909,616	4,909	3,186,341	-	-	3,191,250

Stock issued to investors	14,544,554	14,545	24,653,326	-	-	24,667,871

Warrant Exercise	14,541,852	14,542	(14,542)	-	-	-

Foreign currency translation loss	-	-	-	(17,899)	-	(17,899)

Net loss	-	-	-	-	(3,418,578)	(3,418,578)

Balance at end as of December 31, 2025	41,885,728	41,886	$80,823,528	$504,247	$(53,410,093)	$27,959,568

XMAX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in U.S. Dollars, except for the number of shares)

	2025	2024

Cash Flows From Operating Activities
Net loss	$(3,418,578)	$(5,561,705)

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,912	60,853
Plant, property and equipment written off	192,726	-
Amortization of operating lease right-of-use assets	872,829	449,349
Write down of inventories	6,042	56,583
Stock based compensation expense to employees	4,410	11,145
Stock based compensation expense to non-employees	3,383,250	746,547
Research and development	-	1,962,000
Unrealized gain	(296,420)	-
Loss on impairment of goodwill	218,606	-
Reversal of allowance credit loss	(109)	(165)
Changes in operating assets and liabilities:
Accounts receivable	(2,408,765)	10,792
Advance to suppliers	4,375,224	54,592
Inventories	654,874	(667,626)
Prepaid expenses	51,845	885,171
Other current assets	69,608	23,850
Operating lease liabilities	(836,403)	(521,844)
Financing lease liabilities	16,016	73,036
Accounts payable	(401,412)	298,501
Contract liabilities	(364,161)	101,793
Accrued liabilities and other payables	(690,197)	585,722
Taxes payable	(1,885,135)	39,627

Net Cash Used in Operating Activities	(445,838)	(1,391,779)

Cash Flows From Investing Activities
Purchase of property, plant, and equipment	-	(14,121)
Investment in fund of Preamble Capital LLC	(22,808,208)	-

Net Cash Used in Investing Activities	(22,808,208)	(14,121)

Cash Flows From Financing Activities
Proceeds from an unrelated party	-	65,578
Repayment to loan from an unrelated party	(70,079)	-
Repayment to director	(6,504)	-
Repayment to SBA loan	(3,441)	-
Principal payment of finance lease liabilities	(32,585)	-
Interest paid on finance lease liabilities	(2,910)	-
Proceeds from loan from a shareholder	200,000	360,000
Proceeds from convertible note	5,000,000	-
Proceeds from issuing common stocks	24,667,871	750,000

Net Cash Provided by Financing Activities	29,752,352	1,175,578

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$48,132	$23,087

Net Increase (Decrease) in Cash and Cash Equivalents	6,546,438	(207,235)

Cash and Cash Equivalents, Beginning of Year	161,902	369,137

Cash and Cash Equivalents, Ending of Year	$6,708,340	$161,902

Supplemental Disclosure of Cash Flow Information

Continuing operations:
Cash paid during period for:
Income tax payments	$1,304,247	$5,854
Interest expense	$68,906	$32,477

Supplemental Disclosure of Non-Cash Activities
Obtained new right of use of autos	-	69,700

XMAX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

On December 7, 2017, the company incorporated i Design under the laws of the State of California. The purpose of i Design is to build the Company’s own blockchain technology team. This company will focus on the application of blockchain technology in the furniture industry, including encouraging and facilitating interactions among designers and customers, and building a blockchain-powered platform that enables designers to showcase their products, including current and future furniture designs. This company is in the planning stage and has had minimal operations through December 31, 2025.

On December 12, 2019, the company acquired Nova Malaysia at cost of $1.00 which was incorporated in Malaysia on July 26, 2019. The purpose of this acquisition was to market and sell high-end physiotherapeutic jade mats in Malaysia. On October 1, 2025, Nova Malaysia completed the de-registration and liquidation process.

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

On September 24, 2025, the Company incorporate Xmax Capital Ltd. in Samoa (“Xmax Samoa”). On October 3, 2025, Xmax Samoa incorporated Xmax Alpha Holdings Ltd. in Cayman Islands. On October 14, 2025, Xmax Samoa incorporated Xmax Beta Holdings Ltd. and Xmax Delta Holdings Ltd. in Cayman Islands. On October 15, 2025, Xmax Samoa incorporated Xmax Sigma Holdings Ltd. in Cayman Islands. Xmax Samoa is a holding company with no actual business operations. Xmax Delta Holdings Ltd. and Xmax Sigma Holdings Ltd. currently do not have any business operations. On April 1, 2026, the Company incorporated XMax AI Inc. in the State of Nevada.

The “Company” and “Nova” collectively refer to XMax Inc., formerly known as Nova LifeStyle, the U.S. parent, and its subsidiaries, Nova Furniture, Nova Samoa, Diamond Bar, i Design, Nova HK, Nova Malaysia, Xmax Capital, Xmax Alpha Holdings Ltd, Xmax Beta Holdings Ltd, Xmax Delta Holdings Ltd and Xmax Sigma Holdings Ltd.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. In accordance with ASC 250, the changes in estimates will be recognized in the same period of changes in facts and circumstances. The Company bases its estimates on past experiences and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for items and matters including, but not limited to, fair value estimation of investment, the allowance for credit loss, valuation of inventories, the valuation of stock-based compensation, income taxes and unrecognized tax benefits, assumptions used in assessing impairment of long-lived assets and goodwill, and loss contingencies. Actual results could differ from those estimates.

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

ASC Topic 350 also permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the single step goodwill impairment test is required to be performed. Otherwise, no further testing is required. Performing the qualitative assessment involved identifying the relevant drivers of fair value, evaluating the significance of all identified relevant events and circumstances, and weighing the factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company completed the required testing of goodwill for impairment as of December 31, 2025, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

The goodwill write-down was reflected as an impairment loss, $218,606, in non-operating expenses in the consolidated statement of loss and comprehensive loss.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash at banks that are readily convertible into known amounts of cash, are subject to an insignificant risk of changes in value.

Accounts Receivable

Since January 1, 2024, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), using the modified retrospective transition method. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. Upon adoption, the Company changed the impairment model to utilize a forward-looking current expected credit losses (CECL) model in place of the incurred loss methodology for financial instruments measured at amortized cost and receivables resulting from the application of ASC 606, including contract assets.

The Company maintains an allowance for credit losses and records the allowance for credit losses as an offset to accounts receivable and the estimated credit losses charged to the allowance is classified as “General and administrative expenses” in the audited consolidated statements of loss and comprehensive loss. The Company assesses collectability by reviewing accounts receivable on aging schedules because the accounts receivable were primarily consisted of receivables arising from product sales. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status, the age of the balances, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. Delinquent account balances are written-off against the allowance for expected credit loss after management has determined that the likelihood of collection is not probable.

Accounts receivable consisted of the following as of the date indicated:

	December 31, 2025	December 31, 2024

Accounts receivable	$2,445,503	36,738
Less: Reversal of allowance for credit losses	(258)	(367)
Total accounts receivable, net	$2,445,245	36,371

Expected credit losses (reversal) provision consisted for the following as of the dated indicated:

	December 31, 2025	December 31, 2024

Balance – January 1	$367	532
Reversal of credit losses	(109)	(165)
Balance – December 31	$258	367

The expected credit (reversal) losses provision for the years ended December 31, 2025 and 2024 was ($109) and ($165), respectively.

Advances to Suppliers

Advances to suppliers represent amounts paid to suppliers in advance for goods that are yet to be delivered and from which future economic benefits are expected to flow to the Company within the normal operating cycle. Based on its historical record and in normal circumstances, the Company receives goods within 4 to 6 months from the date the advance payment is made. During the years ended December 31, 2025 and 2024, no provision was made on advances to suppliers.

Inventories

Inventories consist of finished goods. Inventory costs include the purchase price and other expenditures that are directly attributable to bringing the inventories to their present location and condition. Cost of inventories are computed using the weighted average cost method. Inventories are written down to estimated net realizable value, which considers historical usage, expected demand, anticipated sales price, and other factors. The Company periodically reviews its inventories for excess or slow-moving items and makes provisions as necessary to properly reflect inventory value. For the years ended December 31, 2025 and 2024, the Company wrote down (reversal) $6,042 and $56,583 of slow-moving inventory, respectively. The inventory write-down is included in “Cost of Sales” from operations in the consolidated statements of loss and comprehensive loss.

Property, Plant, and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and impairment losses, if any. Expenditures for maintenance and repairs are expensed as incurred, while additions, renewals and improvements are capitalized. When property, plant and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts, and any gain or loss is included in consolidated statements of loss and comprehensive loss. Depreciation of property, plant and equipment is provided using the straight-line method for substantially all assets with no salvage value and estimated lives as follows:

Category	Estimated useful lives
Computer and office equipment	5 - 10 years
Decoration and renovation	5 - 10 years

Investment in Funds (Non-Marketable Investments)

For the year ended December 31, 2025, the company invested $22.82 million in the Preamble Capital LLC as equity investment, without significant influence and control, are classified as investment in fund and as level 3 the fair-value hierarchy. In making these estimates, the company utilized valuation methods based on information available, including the most current purchasing prices and observable transactions such as new offerings. A gain of approximately $0.30 million was recorded in “Other expense, net” in our consolidated statement of loss and comprehensive loss.

As of December 31, 2025, these funds measured at fair value were $23.10 million, with changes recognized in “Other expenses, net” on our consolidated statements of loss and comprehensive loss. These funds are classified as level 3 the fair-value hierarchy. These non-marketable investments are included in “Investment in fund” on our consolidated balance sheets.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. As of December 31, 2025, the Company determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Since 2023, the Company has been developing Virtual and Augmented reality software and AI system for potential consulting business. In addition, since 2024, the Company acquired IT systems for AI-Calculation Engine, Nova Living DesignXperience System and Payment IT System which were integrated into our current IT system. The entire system was far from complete as it required to integrate with other components in order to be functional and it was not in operation and was eventually abandoned due to the close down of the business of Nova Malaysia. Research and development expenses were $0 and $2.00 million for the years ended December 31, 2025 and 2024, respectively.

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

In its financial statements, the Company follows the guidance in ASC 270 “Interim reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax (benefit) expense for the year ended December 31, 2025 and 2024 are ($580,987) and $2,614, respectively. The income tax benefit is mainly attributable to the net loss for the year ended December 31, 2025. The income tax expense for the year ended December 31, 2024 is $2614 which is mainly attributable to California state taxes.

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

XMax Inc. (Nova Lifestyle, Inc.), Diamond Bar and I Design are subject to U.S. federal and state income taxes. Nova Furniture BVI was incorporated in the BVI, Xmax Capital and Nova Samoa were incorporated in Samoa. Xmax Alpha Holdings Ltd, Xmax Beta Holdings Ltd, Xmax Delta Holdings Ltd and Xmax Sigma Holdings Ltd were incorporated in Cayman Islands. There is no income tax for companies domiciled in the BVI, Cayman Islands and Samoa. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to the BVI, Cayman Islands and Samoa tax jurisdictions where Nova Furniture BVI, Nova Samoa, Xmax Capital, Xmax Alpha Holdings Ltd, Xmax Beta Holdings Ltd, Xmax Delta Holding Ltd and Xmax Sigma Holdings Ltd are domiciled. Nova Malaysia is incorporated in Malaysia and is subject to Malaysia income taxes at the statutory rate of 24%.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA extends permanently, with modifications, tax provisions enacted as part of the 2017 Tax Cuts and Jobs Act and restores and makes permanent many business provisions, such as full expensing for domestic research and development and capital investments. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The enactment of the OBBBA does not have a material impact on the results from operations for the current period.

As of December 31, 2025 and 2024, the accumulated undistributed earnings generated by its foreign subsidiaries were approximately $21.7 million and $22.2 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, or GILTI. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of December 31, 2025 and 2024, unrecognized tax benefits were approximately nil and nil, respectively. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was nil as of December 31, 2025 and 2024.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the nine months ended December 31, 2025 and 2024, is as follows:

Gross UTB
	2025	2024
Balance – January 1	-	-
Foreign exchange adjustment	-	-
Balance – December 31	$-	$-

At December 31, 2025 and 2024, the Company had cumulatively accrued approximately nil and nil for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax benefit, which totaled nil and nil for the years ended December 31, 2025 and 2024, respectively, related to the Company’s operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

XMax Inc. (Nova Lifestyle), Diamond Bar and I Design are subject to U.S. federal and state income taxes and tax years 2020-2024 remain open to examination by tax authorities in the U.S.

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

Revenue from product sales is recognized when the customer obtains control of our product, which typically occurs upon shipment to the customer. Each customer order is being distinct and separately identifiable from other customer orders as a single performance obligation to deliver the ordered product in exchange for consideration. The Company offers credit sales to customers with credit periods range from 30 to 90 days. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

Product revenue reserves, which are classified as a reduction in product revenues, are generally characterized in the following categories: discounts, returns and rebates. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable as the amount is payable to the Company’s customer.

The Company’s sales policy allows for product returns within the warranty period if the product is defective and the defects are the Company’s fault. As alternatives to the product return option, the customers have the option of requesting a discount from the Company for products with quality issues or of receiving replacement parts from the Company at no cost. The amount for product returns, the discount provided to the Company’s customers, and the costs for replacement parts were immaterial for the years ended December 31, 2025 and 2024.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the years ended December 31, 2025 and 2024, shipping and handling costs were $2,766 and $5,256 respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense was $270,975 and $272,497 for the years ended December 31, 2025 and 2024, respectively.

Share-based Compensation

The Company applies ASC 718 (“ASC 718”), Compensation - Stock Compensation, to account for its employee share-based payments. In accordance with ASC 718 -10, the share-based payment transactions with employees and non-employees, such as share options, be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, with a corresponding addition to equity. Under this method, compensation cost related to employee share options or similar equity instruments is measured at the grant date based on the fair value of the award and is recognized over the period during which an employee is required to provide service in exchange for the award, which generally is the vesting period. Unrestricted stock awards are fully vested upon issuance, and compensation expense is recognized equal to the fair value of the award on the grant date. The fair value of unrestricted stock is determined based on the closing market price of the Company’s common stock on the grant date.

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

The following table presents a reconciliation of basic and diluted loss per share for the years ended December 31, 2025 and 2024:

	2025	2024

Net loss	$(3,418,578)	$(5,561,705)

Weighted average shares outstanding – Basic and Diluted *	20,684,692	3,765,727

Net loss per share of common stock
Basic and Diluted	$(0.17)	$(1.48)

*	Including 0 and 1,500 shares that were granted and vested but not yet issued for the year ended December 31, 2025 and 2024, respectively.

For the years ended December 31, 2025 and 2024, 0 and 4,500 shares of unvested restricted stock, vested stock options to purchase of 0 and 12,000 shares of the Company’s common stock, and 1,494,588 and 245,192 shares exercisable under warrants were excluded from the EPS calculation, as their effect were anti-dilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable, other receivables and investment in funds. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of the financial condition and payment practices of its customers to minimize collection risk on accounts receivable.

The following table sets forth information as to the Company’s customers that accounted for 10% or more of the Company’s sales and accounts receivable for the years ended December 31, 2025 and 2024.

Year Ended December 31, 2025		As of December 31, 2025
Customer	Percentage of Total Sales	Percentage of accounts receivable
A	-%	-%
B	-%	-%
C	47%	99%

Year Ended December 31, 2024		As of December 31, 2024
Customer	Percentage of Total Sales	Percentage of accounts receivable
A	2%	41%
B	-%	27%
C	-%	-%

One and no customer accounted for 10% or more of the Company’s sales for the years ended December 31, 2025 and 2024, respectively.

One customer and two customers accounted for 99% and 68% (41% and 27%), respectively, of the Company’s gross accounts receivable as of December 31, 2025 and 2024.

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases, accounts payable and advance to suppliers for the years ended December 31, 2025 and 2024.

Year Ended December 31, 2025		As of December 31, 2025	As of December 31, 2025
Supplier	Percentage of Total Purchases	Balance of Accounts Payable	Balance of Advance to Supplier
A	12%	$25,809	-
B	-%	-	-
C	13%	194,754	-
D	3%	40,665	5,000
E	7%	40,194	23,924

Year Ended December 31, 2024		As of December 31, 2024	As of December 31, 2024
Supplier	Percentage of Total Purchases	Balance of Accounts Payable	Balance of Advance to Supplier
A	16%	$192,363	-
B	7%	128,141	-
C	-%	-	-
D	3%	47,948	-
E	6%	64,160	33,924

The Company purchased its products from two and one major vendors during the year ended December 31, 2025 and 2024, respectively, accounting for a total of 25% (13% and 12%) for 2025 and 16% for 2024 of the Company’s purchases, respectively.

Accounts payable to these major vendors were $301,422 and $432,612 as of December 31, 2025 and 2024, respectively.

Advances made to these major vendors were $28,924 and $33,924 as of December 31, 2025 and 2024, respectively.

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

The carrying amount of the borrowing approximates its fair values since it bears an interest rate which approximates market interest rate.

Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in United States Dollar (“$” or “USD”), which is also the functional currency of Nova LifeStyle, Nova Furniture, Nova Samoa, Diamond Bar, I Design, Xmax Capital, Xmax Alpha Holdings Ltd, Xmax Beta Holdings Ltd, Xmax Delta Holdings Ltd and Xmax Sigma Holdings Ltd.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 2025	RM 4.06 to 1
December 31, 2024	RM 4.47 to 1

Income Statement and cash flow items
For the year ended December 31, 2025	RM 4.28 to 1
For the year ended December 31, 2024	RM 4.57 to 1

Segment Reporting

An operating segment is a component of the Company that engages in business activities from which it may earn revenue and incur expenses and is identified on the basis of the internal financial reports that are provided to and regularly reviewed by the Company’s chief operating decision maker in order to allocate resources and assess performance of the segment.

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company’s revenue segments have similar economic characteristics and they are managed as a single business unit. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s CODM has been identified as the chief executive officer (the “CEO”), who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. The Company has determined that there is only one reportable operating segment.

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

Sales to customers by geographic area are determined by reference to the physical product shipment delivery locations requested by the customers. For example, if the products are delivered to a customer in the United States, the sales are recorded as generated in the United States; if the customer directs us to ship its products to China, the sales are recorded as sold in China. The Geographical Analysis is disclosed in Note 15.

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange of a consideration. To assess whether a contract is or contains a lease, the Company assess whether the contract involves the use of an identified asset, whether it has the right to obtain substantially all the economic benefits from the use of the asset and whether it has the right to control the use of the asset.

The right-of-use assets and related lease liabilities are recognized at the lease commencement date. The Company recognizes operating lease expenses on a straight-line basis over the lease term.

Right-of-use of assets

The Company recognises right-of-use assets at the commencement date of the lease (i.e. the date the underlying asset is available for use). Right-of-use assets are measured at cost, less any accumulated depreciation and impairment losses and adjusted for any remeasurement of lease liabilities. The cost of right-of-use assets includes the amount of lease liabilities recognised, initial direct costs incurred, and lease payments made at or before the commencement date less any lease incentives received. Right-of-use assets are depreciated on a straight-line basis over the shorter of the lease term and the estimated useful lives of the assets. All right-of-use assets are reviewed for impairment annually. There was no impairment for right-of-use lease assets for the years ended December 31, 2024 and 2025.

Lease liabilities

Lease liability is initially measured at the present value of the outstanding lease payments at the commencement date, discounted using the Company’s incremental borrowing rate. Lease payments included in the measurement of the lease liability comprise fixed lease payments, variable lease payments that depend on an index or a rate, amounts expected to be payable under a residual value guarantee and any exercise price under a purchase option that the Company is reasonably certain to exercise. Lease liability is measured at amortized cost using the effective interest rate method. It is re-measured when there is a change in future lease payments, if there is a change in the estimate of the amount expected to be payable under a residual value

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the consolidated balance sheets at December 31, 2025 and 2024.

Convertible Note

The Company accounts for convertible notes in accordance with ASC 470-20, Debt with Conversion and Other Options. The notes are initially recorded at their principal amount, net of any applicable debt issuance costs. The Company evaluates the conversion features of its debt instruments to determine whether those features require bifurcation and separate accounting as derivatives.

For convertible notes issued with a conversion price that is fixed and where the conversion feature is considered clearly and closely related to the host contract, the instrument is accounted for as a single liability. Interest expense is recognized using the effective interest method over the term of the note. Upon conversion, the carrying value of the debt is reclassified to stockholders’ equity, and no gain or loss is recognized.

Accounts Payable and other payables

Accounts payable and other payables represent obligations to pay for goods or services that have been acquired in the ordinary course of business. These liabilities are recognized when the Company becomes a party to the contractual provisions of the instrument, typically when legal title to goods passes or services are rendered.

Payables are initially measured at their transaction price, which represents the undiscounted amount of cash expected to be paid to satisfy the obligation. The Company classifies these as current liabilities unless the payment is not due within twelve months after the reporting period.

Other loan and borrowing cost

Other loans and borrowings are initially recognized at fair value, net of transaction costs incurred. Subsequent to initial recognition, these interest-bearing obligations are measured at amortized cost using the effective interest method.

Borrowing costs that are directly attributable to the acquisition, construction, or production of a qualifying asset are capitalized as part of the cost of that asset. All other borrowing costs are expensed in the period in which they are incurred. Debt issuance costs are presented in the balance sheet as a direct reduction from the carrying amount of the related debt liability and are amortized as interest expense over the term of the loan.

Contract liabilities

The Company accounts for contract liabilities under ASC 606, Revenue from Contracts with Customers. These amounts represent the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration (or an amount of consideration is due) from the customer.

Advances are recorded as a contract liability at the time of receipt. The Company recognizes these advances as revenue when (or as) the Company satisfies its performance obligations under the terms of the contract. The Company evaluates the timing of satisfaction (point-in-time vs. over-time) based on the transfer of control to the customer. The Company’s contract liabilities amounted to $58,786 and $413,583 as of December 31, 2023 and 2024, respectively. The Company expects to recognize this balance as revenue over the next 12 months.

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

On July 4, 2025, the U.S. H.R.1, an act to provide for reconciliation pursuant to title II of H. Con. Res. 14. (the “OBBBA”) was enacted. The OBBBA introduces multiple tax law and other legislative changes, including modifications to income tax provisions such as domestic research and development expenses, capital expenditures, and U.S. taxation of international earnings; the repeal or acceleration of the sunset of certain tax credits under the 2022 Inflation Reduction Act and elimination of certain penalties for violations of certain regulatory credit programs. We have recognized the effects of the OBBBA provisions in our financial results to the extent they are applicable to the year ended December 31, 2025. We will continue to evaluate the impact of these provisions on our 2026 and subsequent consolidated financial statements, including loss of certain regulatory credit sales tied to our products and changes to the costs of our products.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU simplifies the capitalization guidance by removing all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout ASC 350-40. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date; or follow a modified transition approach that is based on the status of the respective projects and whether software costs were capitalized before the date of adoption; or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The ASU establishes authoritative guidance in GAAP about accounting for government grants received by business entities, clarifies the appropriate accounting, in an effort to reduce diversity in practice, and increase consistency of application across business entities. The ASU is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Adoption of this ASU can be applied a modified prospective approach, a modified retrospective approach, or a retrospective approach. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either a prospective or a retrospective approach. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Note 3 - Inventories

The inventories as of December 31, 2025 and 2024 totaled $2,163,437 and $2,824,353, respectively, and consisted entirely of finished goods.

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the years ended December 31, 2025 and 2024, the Company wrote-down (reversed) $6,042 and $56,583 of slow-moving inventory, respectively. The inventory write-down is included in “Cost of Sales” in the consolidated statements of loss and comprehensive loss.

Note 4 – Property, plant, and Equipment, Net

As of December 31, 2025 and 2024, Property, plant, and equipment consisted of the following:

	December 31, 2025	December 31, 2024
Computer and office equipment	$195,826	$271,415
Decoration and renovation	43,400	387,288
	239,226	658,703
Less: accumulated depreciation	(217,284)	(406,517)
	$21,942	$252,186

On October 1, 2025, Nova Malaysia abandoned its entire fixed assets of 819,649 Malaysia Ringgit ($191,466) without cash consideration.

Depreciation expense was $6,803 and $55,489 for the years ended December 31, 2025 and 2024, respectively.

Note 5 – Intangible Assets

As of December 31, 2025 and 2024, intangible assets consisted of the following:

	December 31, 2025	December 31, 2024
Accounting software	$26,800	$26,800
Less: accumulated amortization	(26,800)	(23,691)
	$-	$3,109

Amortization expense was $3,109 and $5,364 for the year ended December 31, 2025 and 2024, respectively.

Note 6 – Investment in Fund

On September 25, 2025, Nova Furniture Limited (the “Nova BVI”), a company incorporated in the British Virgin Islands and a wholly owned subsidiary of XMax Inc. entered into a Subscription Agreement (the “Agreement”) with Preamble Capital, A Series of CGF2021 LLC (the “Fund”), a Delaware Limited Liability Company. Pursuant to the Agreement, Nova BVI subscribes 99.815% interest in the Fund in an amount equal to $5,664,500. (the “Subscription Amount”) and will become a member of the Fund and be bound by the LLC Agreement as a member of the Fund. Sydecar LLC, a Delaware limited liability company, is the administrator of the Fund. The applicable management fee percentage for the Company is 0%. The Fund will use the Subscription Amount to subscribe approximately 6.667% interest of certain fund that holds an aggregate of 353,772 shares of Common Stock of Space Exploration Technologies Corp., a Texas corporation (“SpaceX”), comprising of 121,805 shares of Class A Common Stock and 231,967 shares of Class C Common Stock of Space X.

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

On October 15, 2025, XMax Alpha Holdings Ltd. (the “Company”), a company incorporated in the Cayman Islands and an indirectly wholly owned subsidiary of XMax Inc. entered into a Subscription Agreement (the “Agreement”) with Preamble Capital I, A Series of CGF2021 LLC (the “Fund”), a Delaware Limited Liability Company. Pursuant to the Agreement, the Company subscribed 99.82% interest in the Fund in an amount equal to $5,605,000 (the “Subscription Amount”) and has become a member of the Fund and been bound by the LLC Agreement as a member of the Fund. Sydecar LLC, a Delaware limited liability company, is the administrator of the Fund. The applicable management fee percentage for the Company is 0%. October 15, 2025, the Company completed the subscription.

On October 16, 2025, the Fund entered into a Subscription Agreement with a certain fund to subscribe certain interest of such fund for an amount of $5,600,000, which will be used by such fund to purchase shares of common stock of SpaceX.

On December 2, 2025, Xmax Beta Holdings Ltd. (the “Company”), a company incorporated in the Cayman Islands and an indirectly wholly owned subsidiary of XMax Inc. entered into a Subscription Agreement (the “Agreement”) with Preamble X Capital I, a series of Preamble X Capital LLC, a Delaware Limited Liability Company. Pursuant to the Agreement, the Company subscribed approximately 99.88% interest in Preamble X Capital I in an amount equal to US$8,461,428.80 (the “Subscription Amount”) and has become a member of Preamble X Capital I and been bound by the LLC Agreement as a member of Preamble X Capital I. Allocations Fund Administration, LLC is the administrative manager of Preamble X Capital I. The applicable management fee percentage for the Company is 0%. On December 2, 2025, the Company completed the subscription.

On December 2, 2025, Preamble X Capital I entered into a Subscription Agreement with a dedicated SPV (the “SPV”) to subscribe 40,106 equity certificates in the SPV for an amount of US$2,999,928.80. The SPV currently holds 502,236 equity certificates, and each certificate is entitled to a share of Series B Preferred Stock of xAI Holdings Corp., a Neveda corporation (“xAI”) and such Series B Preferred Stock of xAI are directly held by a certain fund.

On December 8, 2025, Preamble X Capital I entered into a separate Subscription Agreement with a separate fund to subscribe certain interest of such fund for an amount of $5,400,000, which will be used by such fund to purchase shares of common stock of xAI.

On December 16, 2025, Xmax Beta Holdings Ltd. (the “Company”), a company incorporated in the Cayman Islands and an indirectly wholly owned subsidiary of XMax Inc., entered into a Subscription Agreement (the “Agreement”) with Preamble X Capital I, a series of Preamble X Capital LLC, a Delaware Limited Liability Company. Pursuant to the Agreement, the Company made an additional subscription in an aggregate amount of US$5,375,000 (the “Subscription Amount”), thereby increasing the Company’s interest in Preamble X Capital I to approximately 99.9%.

Allocations Fund Administration, LLC is the administrative manager of Preamble X Capital I. The applicable management fee percentage for the Company is 0%. On December 17, 2025, the Company completed the subscription.

On December 18, 2025, Preamble X Capital I entered into a Subscription Agreement with a certain fund to subscribe certain interest of such fund for an amount of $5,400,000, which will be used by such fund to purchase shares of xAI.

On December 2, 2025, Preamble X Capital I, a series of Preamble X Capital LLC entered into a Subscription Agreement with a dedicated SPV (the “SPV”) to subscribe 40,106 equity certificates in the SPV for an amount of US$2,999,928.80 (the “Transaction”) and the SPV holds 502,236 equity certificates, and each certificate is entitled to a share of Series B Preferred Stock of xAI and such Series B Preferred Stock of xAI are directly held by a certain fund, as previously disclosed in the Form 8-K filed by the Company with SEC on December 8, 2025, amended on December 10, 2025. On December 16, 2025, Preamble X Capital I closed the Transaction.

In making these estimates, the company utilized valuation methods based on information available, including the most current purchasing prices and observable transactions such as new offerings. A gain of approximately $0.30 million was recorded in “Other income (expense), net” in our consolidated statement of loss and comprehensive loss.

As of December 31, 2025, these funds measured at fair value were $23.10 million, with changes recognized in “Other expenses, net” on our consolidated statements of loss and comprehensive loss. These funds are classified as level 3 the fair-value hierarchy. These non-marketable investments are included in Investment in fund on our consolidated balance sheets.

Note 7 – Advances to Suppliers

The Company makes advances to certain vendors for inventory purchases. The advances on inventory purchases were $313,924 and $ 4,689,148 as of December 31, 2025 and 2024, respectively. No impairment charges were made on advances to suppliers for the years ended December 31, 2025 and 2024.

Note 8 – Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Prepaid expenses	$144,274	$202,294
Other receivables	7,478	17,415
	$151,752	$219,709

As of December 31, 2025 and 2024, prepaid expenses and other receivables mainly represented prepaid insurance, prepaid rent, refund receivable from suppliers, prepaid advertising expense, and Celero and Cardknox account balances.

Note 9 – Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Other payables	$563,602	$986,945
Salary payable	4,750	8,727
Marketing	-	10,000
Financed insurance premiums	66,767	62,531
Auditing fee	200,000	190,000
Warranty liability	32,000	15,103
Accrued commission	603	47,466
Accrued expenses, others	75,590	362,261
	$943,312	$1,683,033

As of December 31, 2025 and 2024, other accrued expenses mainly included legal and professional fees, utilities and unpaid operating expenses incurred in Malaysia. Other payables represented balance on credit card, other taxes payable, 401(k) payable and payable for marketing, shipping, director and showroom.

On September 12, 2023, Nova Malaysia entered into an agreement with a consulting firm to deliver consultancy service for AI Trends and Tools. Nova Malaysia agreed to pay 5,000,000 Malaysia Ringgit ($1,065,235) for the service. During 2024, Nova Malaysia paid 4,100,000 Malyaia Ringgit ($896,234) to the consultant and was recorded as consulting expense. The remaining balance was recorded as accrued expenses. On October 31, 2025, Nova Malaysia was forgiving the remaining amount of 900,000 Malaysia Ringgit ($221,893) by the consulting firm and recorded the remaining amount as other income.

Note 10 – Other Loans

On June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. The Loan, which was in the form of a promissory note dated June 19, 2020, matures on June 19, 2050 and bears interest at a rate of 3.75% per annum, payable monthly beginning 12 months from the date of the promissory note. Funds from the Loan may only be used for working capital. The loan was secured by all tangible and intangible property of Diamond Bar and has accumulated interest of $5,332 and $5,473 for the years ended December 31, 2025 and 2024, respectively.

On November 14, 2024, Nova Malaysia entered into a loan agreement in the aggregate amount of $71,286 (equivalent to Malaysia Ringgit 300,000) with an unrelated third party. The loan was in the form of a promissory note dated on November 14, 2024, matures on November 13, 2030, and bears no interest. The proceed of the loan is used for working capital. On October 1, 2025, the lender forgave the loan and record it as other income.

Note 11 – Convertible Notes

On November 18, 2025, XMax Inc., a Nevada company (the “Company”), entered into a Convertible Promissory Note Purchase Agreement (the “Agreement”) with Billiongold Holding Limited, a company incorporated under the law of Hong Kong (the “Purchaser”). Pursuant to the Agreement, the Company sold a Convertible Promissory Note to the Purchaser with a principal amount of $5,000,000 (the “Note”). The Note will mature on the date that is thirty-six (36) months from the date that the purchase price of the Note is paid to the Company (the “Maturity Date”). The Note bears interest at the rate of 6% per annum, which is payable on Maturity Date. Any outstanding principal and interest on the Note may be converted to the shares of common stock of the Company at the holder’s option at a conversion price of $7.80 per share at any time until the total outstanding balance of the Note is paid. The Note was sold to the Purchaser pursuant to an exemption from registration under Regulation S, promulgated under the Securities Act of 1933, as amended. During the year ended December 31, 2025, the Company accrued $38,026 as interest expense.

Note 12 – Income Taxes

Taxes payable consisted of the following at December 31, 2025 and 2024:

	2025	2024
Income tax payable - current	-	(1,852,399)

As of December 31, 2025 and 2024, current tax payable were nil million and $1.85 million, respectively. For 2024, current tax payable, $1.85 million was arising from a one-time transition tax recognized in the fourth quarter of 2017 on post-1986 foreign unremitted earnings (see below).

As of December 31, 2025 and 2024, noncurrent tax payable were nil million, respectively, arising from a one-time transition tax recognized in the fourth quarter of 2017 on post-1986 foreign unremitted earnings (see below).

The (benefit) provision for income taxes on loss from continuing operations consisted of the following:

	2025	2024
Current:
Federal	$194,021	$-
State	800	2,400
Malaysia	(775,808)	214
	(580,987)	2,614

Deferred:
Federal	-	-
State	-	-
Total provision expense for income taxes	$(580,987)	$2,614

The following is a reconciliation of the difference between the actual (benefit) provision for income taxes and the (benefit) provision computed by applying the federal statutory rate on income before income taxes from continuing operations:

	2025	2024
Tax at federal statutory rate	$(106,257)	$(1,167,410)
State and local income taxes, net of federal effect	800	-
Foreign tax effects
Malaysia
Foreign rate differential	(10,549)	(128,754)
Tax effects of liquidation	(691,414)	-
Other foreign	(16,467)	-
Stock based compensation	-	123,077
Non-deductible Expenses	-	-
Penalty	194,021	-
Others	(19,966)	(779,043)
Valuation allowance	68,845	1,954,744
Total provision for income taxes	$(580,987)	$2,614

The following presents the aggregate dollar effects of the Company’s tax exemption from its continuing operations:

	2025	2024
Aggregate dollar effect of tax holiday	$-	$-

Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	2025	2024
Non-Current Deferred Tax Assets:
Accrued liabilities	$408	$57,773
Accrued Warranty Liability	8,955	3,796
Fed & CA amortization	2,489	5,587
Stock compensation	155,532	143,960
ASC 842 – lease liability	176,800	335,645
Inventory	-	-
U.S. NOL	5,214,957	5,374,809
Capital loss	734,976	734,976
Charitable Contribution	1,906	1,129
R&D Capitalization	2,047	794,736
Interest	1,944	1,944

Non-Current Deferred Tax Liabilities:
Fed & CA depreciation	(5,679)	(7,926)
Prepaid expenses	(4,114)	(18,940)
ASC 842- ROU Asset	(166,447)	(320,454)
Unrealized Gain on Preamble	(88,452)	-

Net Non-Current Deferred Tax Assets before Valuation Allowance	6,035,322	7,107,035
Less: Valuation Allowance	(6,035,322)	(7,107,035)
Non-Current Deferred Tax Assets, Net:	-	-
Total Deferred Assets, Net:	$-	$-

Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

2025
Federal	$1,304,247
State	-
Foreign	-
Cash paid for income taxes, net of refunds received	$1,304,247

Nova LifeStyle, Inc. and Diamond Bar are subject to U.S. federal and state income taxes. Nova Furniture BVI is incorporated in the BVI. There is no income tax for a company domiciled in the BVI. Accordingly, the Company’s consolidated financial statements do not present any income tax provision related to the BVI tax jurisdiction where Nova Furniture BVI is domiciled.

For U.S. Federal income tax purpose, the Company has net operating loss, or NOL carryforwards of approximately $16.6 million and $ 15.1 million at December 31, 2025 and 2024, respectively. The Company has capital loss carryforwards of approximately $3.5 million at December 31, 2025.

For U.S. California income tax purpose, the Company has net operating loss, or NOL carryforwards of approximately $22.7 million and $20.6 million, at December 31, 2025 and 2024, respectively.

Malaysia has net operating loss, or NOL carryforwards of approximately $0 million at December 31, 2025.

Corporate income tax in Malaysia is calculated at the statutory rate of 24% of the estimated taxable profit for the year ended December 31, 2025.

Note 13 – Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s former President, Chief Executive Officer and Chairperson of the Board (resigned during 2025). The lease is renewable and has been renewed each year since 2011. On April 1, 2025, the Company renewed the lease for an additional one year term at a cost of $41,000. During the years ended December 31, 2025 and 2024, the Company recorded rental amounts of $41,000 and $39,390, respectively, which were included in selling expenses.

On January 4, 2018, the Company entered into a sales representative agreement with a consulting firm, which is owned by the former President, Chief Executive Officer and Chairperson of the Board, for sales representative service for a term of two years. On January 4, 2020, the Company renewed the agreement for an additional two years which was amended in July 2020. If not terminated during the first year, the agreement will continue until one party or the other terminates the agreement with 30 days written notice. The Company agreed to compensate the consulting firm via commission at predetermined rates of the relevant sales amount. During the years ended December 31, 2025 and 2024, the Company recorded $315,119 and $331,106 for the years ended December 31, 2025 and 2024 as commission expense to this consulting firm, respectively.

In February 2024, the Company entered into a loan agreement in the aggregate amount of $200,000 with a shareholder of the Company. The loan was in the form of a promissory note dated on February 21, 2024, matures on February 20, 2025, and bears interest at a rate of 8.5% per annum. The proceed of the loan is used for working capital. On February 21, 2025, the Company repaid the loan in the form of shares of common stock. During the years ended December 31, 2025 and 2024, the Company recorded $1,932 and $10,608 as interest expense, respectively.

On April 11, 2024, the Company entered into a loan agreement in the aggregate amount of $160,000 with a shareholder of the Company. The loan was in the form of a promissory note dated on April 11, 2024, matures on April 10, 2025, and bears interest at a rate of 8.5% per annum. The proceed of the loan is used for working capital. On April 10, 2025, the Company extended the loan to April 9, 2026. During the years ended December 31, 2025 and 2024, the Company accrued $15,153 and $10,078 as interest expense, respectively.

On April 11, 2025, the Company entered into a loan agreement in the aggregate amount of $200,000 with a shareholder of the Company. The loan was in the form of a promissory note dated on April 11, 2025, matures on April 10, 2026, and bears interest at a rate of 8.5% per annum. The proceed of the loan is used for working capital. During the year ended December 31, 2025, the Company accrued $12,783 as interest expense, respectively.

Note 14 – Stockholders’ Equity

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

Warrants

The following is a summary of the warrant activity for the year ended December 31, 2025:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2025	245,192	$17.50	2.02
Exercisable at January 1, 2025	245,192	$17.50	2.02
Granted	19,672,108	1.098	5
Exercised / surrendered	18,442,712	1.098	5
Expired	-	-	-
Outstanding at December 31, 2025	1,494,588	$3.79	4.076
Exercisable at December 31, 2025	1,494,588	$3.79	4.076

Shares Issued to Consultants

On January 28, 2023, the Company entered into an advisory service agreement with a designer for advising furniture design concept and development effective on February 1, 2023 for twelve months. The Company shall pay the designer $10,000 per month starting from February 1, 2023 for twelve months, in the form of the Company’s Common Stock, calculated based on the closing stock price on the first trading day of the corresponding month. The shares were issued pursuant to the 2021 Plan. During the years ended December 31, 2025 and 2024, the Company issued 0 and 528 shares to the designer and charged $0 and $10,000 to consolidated statements of loss and comprehensive loss as designer fee.

On July 3, 2023, the Company entered into an IT consulting service agreement with three consultants for analyzing the Company’s IT infrastructure and system effective on July 3, 2023 for twelve months. The Company agreed to grant the consultant 300,000 shares of the Company’s common stock, vesting 25% on July 3, 2023, 25% on October 3, 2023, 25% on January 3, 2024 and 25% on April 3, 2024. The fair value of the 300,000 shares was $636,000, which was calculated based on the stock price of $2.12 per share on July 3, 2023. The shares were issued pursuant to the 2021 Plan. During the years ended December 31, 2024, the Company charged $0 and $318,000, respectively, to consolidated statements of loss and comprehensive loss as consulting expenses.

On November 9, 2023, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2023 for a one-year term. The Company agreed to grant the consultant 50,000 shares of the Company’s common stock, vesting 25% on February 15, 2024, 25% on May 15, 2024, 25% on August 15, 2024 and 25% on November 15, 2024. The fair value of the 50,000 shares was $117,500, which was calculated based on the stock price of $2.35 per share on November 16, 2023. The shares were granted pursuant to the 2021 Plan. During the years ended December 31, 2025 and 2024, the Company charged $0 and $102,692 to consolidated statements of loss and comprehensive loss as consulting expenses, respectively.

On January 23, 2024, Nova Malaysia entered into a purchase agreement with an IT consulting firm to acquire an AI-Calculation Engine System, which includes Commission Management Calculation Module, Compiled and Encrypted Calculation Engine, Membership Module, Sales Module and Maintenance and Support, etc. for $750,000. The Company agreed to issue 300,000 shares of common stocks at the price of $2.50 per share which was in equivalent to $750,000 (3,544,875 in Malaysia Ringgit on January 23, 2024) to the IT consulting firm. AI-Calculation Engine System is just a part of the ultimate software product. The ultimate software is still in developing stage and not feasible to be functional. During the year ended December 31, 2024, the Company recorded $750,000 as research and development expense.

On January 28, 2024, the Company entered into an advisory service agreement with a designer for advising furniture design concept and development effective on February 1, 2024 for twelve months. The Company shall pay the designer $10,000 per month starting from February 1, 2024 for twelve months, in the form of the Company’s Common Stock, calculated based on the closing stock price on the first trading day of the corresponding month. The shares were granted pursuant to the 2021 Plan. During the years ended December 31, 2025 and 2024, the Company issued 0 and 43,426 shares to the designer and charged $80,000 and $0 to consolidated statements of loss and comprehensive loss as designer fee, respectively. On September 30, 2024, the Company entered into an agreement to terminate the service with the designer.

On March 1, 2024, Nova Malaysia entered into a consulting agreement with a consultant for IT system related maintenance and services effective on March 1, 2024 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, vesting 25% on March 1, 2024, 25% on June 1, 2024, 25% on September 1, 2024 and 25% on December 1, 2024. The fair value of the 100,000 shares was $163,000, which was calculated based on the stock price of $1.63 per share on March 1, 2024. The shares were granted pursuant to the 2023 Omnibus Long-Term Incentive Plan. During the years ended December 31, 2025 and 2024, the Company charged $26,906 and $136,094 to consolidated statements of loss and comprehensive loss as consulting fee, respectively.

On September 3, 2024, Nova Malaysia entered into a consulting agreement with a consultant for IT system related maintenance and services effective on September 1, 2024 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, vesting 25% on September 3, 2024, 25% on December 3, 2024, 25% on March 3, 2024 and 25% on June 3, 2024. The fair value of the 100,000 shares was $142,000, which was calculated based on the stock price of $1.42 per share on September 3, 2024. The shares were granted pursuant to the 2023 Omnibus Long-Term Incentive Plan. During the years ended December 31, 2025, the Company charged $95,607 and $46,393 to consolidated statements of loss and comprehensive loss as consulting fee, respectively.

On September 3, 2024, Nova Malaysia entered into a consulting agreement with a consultant for IT system related maintenance and services effective on September 1, 2024 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, vesting 25% on September 3, 2024, 25% on December 3, 2024, 25% on March 3, 2024 and 25% on June 3, 2024. The fair value of the 100,000 shares was $142,000, which was calculated based on the stock price of $1.42 per share on September 3, 2024. The shares were granted pursuant to the 2023 Omnibus Long-Term Incentive Plan. During the years ended December 31, 2025, the Company charged $95,607 and $46,393 to consolidated statements of loss and comprehensive loss as consulting fee, respectively.

On November 7, 2024, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2024 for a one-year term. The Company agreed to grant the consultant 50,000 shares of the Company’s common stock, vesting 25% on February 15, 2025, 25% on May 15, 2025, 25% on August 15, 2025 and 25% on November 15, 2025. The fair value of the 50,000 shares was $49,000, which was calculated based on the stock price of $0.98 per share on November 16, 2024. The shares were granted pursuant to the 2023 Plan. During the years ended December 31, 2025 and 2024, the Company charged $42,825 and $6,175 to consolidated statements of loss and comprehensive loss as consulting expenses, respectively.

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

Shares Issued to Employees

On November 9, 2023, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2023. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2021 Omnibus Equity Plan. The fair value of these shares was $12,900, which was calculated based on the stock price of $2.15 per share on November 9, 2023, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 9, 2023, 25% on March 31, 2024, 25% on June 30, 2024 and 25% on September 30, 2024. During the years ended December 31, 2025 and 2024, the Company recorded $0 and $11,204 to consolidated statements of loss and comprehensive loss as stock compensation expense, respectively.

On November 7, 2024, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2024. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2023 Omnibus Equity Plan. The fair value of these shares was $5,880, which was calculated based on the stock price of $0.98 per share on November 7, 2024, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 7, 2024, 25% on March 31, 2025, 25% on June 30, 2025 and 25% on September 30, 2025. During the years ended December 31, 2025 and 2024, the Company recorded $5,139 and $741 to consolidated statements of loss and comprehensive loss as stock compensation expense, respectively.

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

As of December 31, 2025, unrecognized share-based compensation expense was $0.

Note 15 – Geographical Analysis

Geographical distribution of sales consisted of the following for the years ended December 31, 2025 and 2024:

	2025	2024
Geographical Areas
North America	$8,717,307	$9,435,936
Hong Kong	7,919,662	-
Other countries	85,734	251,039
	$16,722,703	$9,686,975

Geographical location of identifiable long-lived assets as of December 31, 2025 and 2024:

	2025	2024
Geographical Areas
North America	$660,003	$1,281,203
Asia	-	413,302
	$660,003	$1,694,505

Note 16 – Lease

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

Operating lease expense for the years ended December 31, 2025 and 2024 was as follows:

	2025	2024

Operating lease cost – straight line	$677,926	$802,044

The following is a schedule, by years, of maturities of operating lease liabilities as of December 31, 2025:

Operating Leases
2026	$598,820
Thereafter	-
Total undiscounted cash flows	598,820
Less: imputed interest	(7,470)
Present value of lease liabilities	591,350

Lease Term and Discount Rate

December 31, 2025
Weighted-average remaining lease term – years
Operating leases – USA	0.83
Operating leases – Malaysia	-

Weighted-average discount rate (%)
Operating leases – USA	3.36
Operating leases – Malaysia	-

Supplemental cash flow information related to leases where the Company was the lessee for the years ended December 31, 2025 and 2024 was as follows:

	2025	2024

Operating cash outflows from operating leases	$701,142	$810,960

Finance lease expense for the years ended December 31, 2025 and 2024 was as follows:

	2025	2024

Finance lease cost – straight line	$35,359	$54,920

The following is a schedule, by years, of maturities of finance lease liabilities as of December 31:

Finance Leases
2026	$22,180
2027	20,332
Thereafter	-
Total undiscounted cash flows	42,512
Less: imputed interest	(2,062)
Present value of lease liabilities	40,450
Less: Finance lease liabilities - current	20,574
Finance lease liabilities - non-current	19,876

Lease Term and Discount Rate

December 31, 2025
Weighted-average remaining lease term – years
Finance leases – USA	1.90

Weighted-average discount rate (%)
Finance leases – USA	5.49

Supplemental cash flow information related to leases where the Company was the lessee for the years ended December 31, 2025 and 2024 was as follows:

	2025	2024

Operating cash outflows from finance leases	$35,495	$51,293

Note 17 – Commitments and Contingencies

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

Note 18 – Subsequent Events

The Company has evaluated subsequent events through April 14, 2026, the date of the issuance of the consolidated financial statements, and identified the following material subsequent event.

On January 28, 2026, XMax Inc., a Nevada company (the “Company” or “Lender”) entered into a Loan Agreement (the “Loan Agreement”) with Joycheer Trade Limited, a company incorporated in Hong Kong (the “Borrower”). Pursuant to the Loan Agreement, the Lender agreed to provide the Borrower with a loan in an aggregate principal amount of $5.3 million (the “Loan”). The Loan bears interest at a rate equal to 6% per annum and matures on the date that is one year from the funding date of the Loan. The Loan Agreement contains customary representations and warranties, and events of default.

On February 4, 2026, Xmax Beta Holdings Ltd. (the “Company”), a company incorporated in the Cayman Islands and an indirectly wholly owned subsidiary of XMax Inc. entered into a Subscription Agreement (the “Agreement”) with Preamble X Capital I, a series of Preamble X Capital LLC, a Delaware Limited Liability Company. Pursuant to the Agreement, the Company made additional subscription in an aggregate amount of US$3,048,773.60 (the “Subscription Amount”), which increases the Company’s interest in Preamble X Capital I to approximately 99.9%. Allocations Fund Administration, LLC is the administrative manager of Preamble X Capital I. The applicable management fee percentage for the Company is 0%. On February 4, 2026, the Company completed the subscription.

On February 4, 2025, Preamble X Capital I entered into a Subscription Agreement with a dedicated SPV (the “SPV”) to subscribe 34,963 equity certificates in the SPV for an amount of US$3,048,773.60. Each certificate is entitled to a share of Series B Preferred Stock of X.AI Holdings Corp., a Nevada corporation (“xAI”), and such Series B Preferred Stock of xAI is directly held by a certain fund.

On March 9, 2026, XMax Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers identified on the signature pages thereto (the “Purchasers”), pursuant to which the Company will sell to the Purchasers in a registered direct offering, an aggregate of 8,500,000 shares (the “Shares”) of its common stock, par value $0.001 per share (“Common Stock”) at a purchase price of $4.23 per share, for aggregate gross proceeds to the Company of $35,955,000, before deducting offering expenses payable by the Company.

The Shares are being offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3 previously filed with the U.S. Securities and Exchange Commission on October 13, 2023 and declared effective on October 23, 2023 (File No. 333-274970) (the “Registration Statement”).

On March 30, 2026, XMax Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Agreement”) with StratoCore Solutions Ltd., a Malaysian company (the “Purchaser”), pursuant to which the Company agreed to sell to the Purchaser in a private placement 1,958,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $3.575 per share for an aggregate offering price of $6,999,850 (the “Private Placement”). The Private Placement will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On April 1, 2026, the Company incorporated XMax AI Inc. in the State of Nevada. On April 6, 2026, XMax AI Inc. (“XMax AI”) entered into an AI Inference Platform Deployment and Service Agreement (the “Agreement”) with Cloud Alliance Inc. (the “Service Provider”), effective as of April 1, 2026. Pursuant to the Agreement, the Service Provider will develop and deploy an AI inference platform (“Platform”) to the Amazon Web Services (AWS) cloud environment designated by the Company for a total fixed service fee of US$400,000.

On March 24, 2026, the Company announced that its Board of Directors has approved a strategic expansion into artificial intelligence (“AI”) while continuing to operate and develop its existing furniture business. The initiative is designed to diversify revenue streams and position the Company for long-term growth amid challenging conditions in the furniture market.

Under the new strategy, the Company plans to enter several high-growth AI segments, including AI software and hardware development, cloud and GPU compute infrastructure, AI model access and orchestration, and enterprise-focused AI agent deployment. The Company expects these initiatives to create new technology-driven business lines with scalable commercial potential.

To support the expansion, the Company may raise capital for research and development, strategic partnerships, joint ventures, or acquisitions in AI and advanced technology sectors. The Company will continue strengthening its core furniture operations as one of its principal business lines. Pending deployment of capital into specific projects, the Company may also manage its capital through prudent investment strategies designed to enhance overall capital efficiency and support long-term shareholder value.

On April 6, 2026, XMax AI Inc. (“XMax AI” or the “Company”), a wholly owned subsidiary of XMax Inc., entered into an AI Inference Platform Deployment and Service Agreement (the “Agreement”) with Cloud Alliance Inc. (the “Service Provider”), effective as of April 1, 2026.

Pursuant to the Agreement, the Service Provider will develop and deploy an AI inference platform (“Platform”) to the Amazon Web Services (AWS) cloud environment designated by the Company. The Service provider will also provide reasonable configuration and limited customization work as is necessary to make the Platform operational for the Company’s approved use case.

The total fixed fee for the services under the Agreement is US$400,000 and Company shall pay an initial non-refundable mobilization payment of US$200,000 within three (3) business days after execution of the Agreement. The remaining US$200,000 shall be due within three (3) business days following Company’s written acceptance of the Platform in accordance with the acceptance terms in the Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XMAX INC.
(Registrant)

Date: April 15, 2026	By:	/s/ Xiaohua Lu
Xiaohua Lu
Chief Executive Officer
(Principal Executive Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Xiaohua Lu and Jeffery Chuang, jointly and severally, his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiaohua Lu	Chief Executive Officer and Director	April 15, 2026
Xiaohua Lu	(Principal Executive Officer)

/s/ Jeffery Chuang	Chief Financial Officer	April 15, 2026
Jeffery Chuang	(Principal Financial and Accounting Officer)

/s/ Yizhou (Steven) Zhao	Chief Operating Officer and Director	April 15, 2026
Yizhou (Steven) Zhao

/s/ Ming-Cherng Sky Tsai	Director	April 15, 2026
Ming-Cherng Sky Tsai

/s/ Umesh Patel	Director	April 15, 2026
Umesh Patel

/s/ Wen Tao	Director	April 15, 2026
Wen Tao
/s/ Matthew Beck	Director	April 15, 2026
Matthew Beck

39