Form 10-Q
period 2026-03-31
XMax Inc.
filed 2026-05-15
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,602,326 shares of common stock outstanding as of May 14, 2026.

XMax Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XMAX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

(Stated in U.S. Dollars, except for Number of Shares)

	March 31, 2026	December 31, 2025
	Unaudited	Audited
Assets

Current Assets
Cash and cash equivalents	$9,911,255	$6,708,340
Accounts receivable, net	2,457,238	2,445,245
Advance to suppliers	225,604	313,924
Inventories	1,656,675	2,163,437
Loan to third party	5,354,888	—
Prepaid expenses	58,492	144,274
Other receivables	40,925	7,478

Total Current Assets	19,705,077	11,782,698

Noncurrent Assets
Plant, property and equipment, net	19,854	21,942
Right-of-use assets, net	424,203	594,801
Investment in fund	26,947,613	23,104,628
Lease deposit	43,260	43,260

Total Noncurrent Assets	27,434,930	23,764,631

Total Assets	$47,140,007	$35,547,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

XMAX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

(Stated in U.S. Dollars, except for Number of Shares)

	March 31, 2026	December 31, 2025
	Unaudited	Audited
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$128,574	$327,134
Operating lease liabilities, current	415,678	591,350
Finance lease liabilities - current	20,858	20,574
Contract liabilities	89,147	58,786
Loan from shareholders	406,135	398,014
Accrued liabilities and other payables	456,698	943,312
Other loan	3,605	3,572
Security deposit	—	50,000

Total Current Liabilities	1,520,695	2,392,742

Noncurrent Liabilities
Other loan	136,186	137,117
Finance lease liabilities - non-current	14,553	19,876
Convertible notes	5,117,616	5,038,026

Total Noncurrent Liabilities	5,268,355	5,195,019

Total Liabilities	6,789,050	7,587,761

Contingencies and Commitments

Stockholders’ Equity
Common stock, $0.001 par value; 5,000,000,000 shares authorized, 53,531,228 and 41,885,728 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	53,531	41,886
Additional paid-in capital	93,011,758	80,823,528
Accumulated other comprehensive income	504,247	504,247
Accumulated deficits	(53,218,579)	(53,410,093)

Total Stockholders’ Equity	40,350,957	27,959,568

Total Liabilities and Stockholders’ Equity	$47,140,007	$35,547,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

XMAX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME/ (LOSS) AND COMPREHENSIVE INCOME/ (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

(Stated in U.S. Dollars, except for Number of Shares)

	Three Months Ended March 31,
	2026	2025

Net Sales	$1,781,721	$2,635,718

Cost of Sales	899,252	1,431,484

Gross Profit	882,469	1,204,234

Operating Expenses
Selling expenses	369,425	327,596
General and administrative expenses	1,047,897	1,069,608
Research and development	—	390

Total Operating Expenses	1,417,322	1,397,594

Loss From Operations	(534,853)	(193,360)

Other Income (Expenses)
Non-operating income	4,909	76,893
Loss on impairment of goodwill	—	(218,606)
Unrealized gain	794,212	—
Foreign exchange transaction loss	—	(3,987)
Interest expense, net	(35,068)	(7,762)
Financial expense	(37,686)	(54,309)

Total Other Income (Expenses), Net	726,367	(207,771)

Income (Loss) Before Income Taxes	191,514	(401,131)

Income Tax Benefit	—	62,260

Net Income (Loss)	191,514	(338,871)

Other Comprehensive Loss
Foreign currency translation	—	(2,975)

Net Income (Loss) and Comprehensive Income (Loss)	191,514	(341,846)

Weighted average shares outstanding - Basic and Diluted	44,829,706	9,780,576

Net income (loss) per share of common stock
Basic and Diluted	$0.00	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XMAX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

(Stated in U.S. Dollars, except for Number of Shares)

Three Months Ended March 31, 2026

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits	Equity

Balance at beginning of period	41,885,728	$41,886	$80,823,528	$504,247	$(53,410,093)	$27,959,568

Stock issued to investors	11,645,500	11,645	12,188,230	-	-	12,199,875

Net income	-	-	-	-	191,514	191,514
Balance at end of period	53,531,228	$53,531	$93,011,758	$504,247	$(53,218,579)	$40,350,957

Three Months Ended March 31, 2025

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits	Equity

Balance at beginning of period	7,301,206	$7,301	$52,585,582	$522,146	$(49,991,515)	$3,123,514

Stock issued to employees	1,500	2	1,469	-	-	1,471

Stock issued to consultants	62,500	63	83,187	-	-	83,250

Stock issued to creditor	434,000	434	216,566	-	-	217,000

Stock issued to suppliers	4,909,616	4,909	3,186,341	-	-	3,191,250

Stock issued to an investor	1,000,000	1,000	499,000	-	-	500,000

Foreign currency translation loss	-	-	-	(2,975)	-	(2,975)

Net loss	-	-	-	-	(338,871)	(338,871)
Balance at end of period	13,708,822	$13,709	$56,572,145	$519,171	$(50,330,386)	$6,774,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

 XMAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Three Months Ended March 31,
	2026	2025

Cash Flows From Operating Activities
Net income (loss)	$191,514	$(338,871)

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,088	15,836
Plant, property and equipment written off	5,091	—
Amortization of operating lease right-of-use assets	160,416	182,246
Write down of inventories	2,354	3,681
Stock based compensation expense to employee	—	1,470
Stock based compensation expense to non-employee	—	110,156
Unrecognized gain	(794,212)	—
Loss on impairment of goodwill	—	218,606
Allowance credit loss	121	287
Changes in operating assets and liabilities:
Accounts receivable	(12,113)	(28,692)
Advance to suppliers	88,320	5,224
Inventories	504,408	715,364
Prepaid expenses	85,782	—
Other current assets	(83,447)	181,094
Operating lease liabilities	(170,074)	(186,413)
Accounts payable	(198,560)	(444,130)
Contract liabilities	30,361	(100,343)
Accrued liabilities and other payables	(453,793)	(595,872)
Taxes payable	—	(62,260)

Net Cash Used in Operating Activities	(641,744)	(322,617)

Cash Flows From Investing Activities
Loan to third party	(5,300,000)	—
Investment in fund of Preamble Capital LLC	(3,048,773)	—

Net Cash Used in Investing Activities	(8,348,773)	—

Cash Flows From Financing Activities
Repayment to loan from shareholder	—	(217,000)
Repayment to SBA loan	(898)	(867)
Principal payment of finance lease liabilities	(5,039)	—
Interest paid on finance lease liabilities	(506)	—
Proceed from issuing common stocks	12,199,875	500,000

Net Cash Provided by Financing Activities	12,193,432	282,133

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$—	$25,882

Net Increase (Decrease) in Cash and Cash Equivalents	3,202,915	(14,602)

Cash and Cash Equivalents, Beginning of Period	6,708,340	161,902

Cash and Cash Equivalents, Ending of Period	$9,911,255	$147,300

Supplemental Disclosure of Cash Flow Information

Continuing operations:
Cash paid during period for:
Income tax payments	$—	$—
Interest expense	$89,971	$7,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

XMAX INC. AND SUBSIDIARIES

NOTES TO CONDESED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

On December 12, 2019, the Company acquired Nova Malaysia at cost of $1.00 which was incorporated in Malaysia on July 26, 2019. The purpose of this acquisition was to market and sell high-end physiotherapeutic jade mats in Malaysia. Nova Malaysia ceased its business operations and started the process of de-registered with Malaysia government in October 2025 and it completed the de-registration and liquidation process during the first quarter of 2026.

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

The “Company,” “XMax,” “we,” “us,” and “Nova” collectively refer to XMax Inc., formerly known as Nova LifeStyle, the U.S. parent, and its subsidiaries, Nova Furniture, Nova Samoa, Diamond Bar, i Design, Nova HK, Nova Malaysia, Xmax Capital, Xmax Alpha Holdings Ltd, Xmax Beta Holdings Ltd, Xmax Delta Holdings Ltd and Xmax Sigma Holdings Ltd.

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

The goodwill write-down was reflected as an impairment loss, $218,606, in non-operating expenses in the condensed consolidated statement of loss and comprehensive loss for the three months end March 31, 2025.

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

The Company maintains an allowance for credit losses and records the allowance for credit losses as an offset to accounts receivable and the estimated credit losses charged to the allowance is classified as “General and administrative expenses” in the unaudited condensed consolidated statements of loss and comprehensive loss. The Company assesses collectability by reviewing accounts receivable on aging schedules because the accounts receivable were primarily consisted of receivables arising from product sales. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status, the age of the balances, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. Delinquent account balances are written-off against the allowance for expected credit loss after management has determined that the likelihood of collection is not probable.

Accounts receivable consisted of the following as of the date indicated:

	March 31, 2026	December 31, 2025

Accounts receivable	$2,457,617	2,445,503
Less: Allowance for credit losses	(379)	(258)
Total accounts receivable, net	$2,457,238	2,445,245

Expected credit losses (reversal) provision consisted for the following as of the dated indicated:

	March 31, 2025	December 31, 2025

Balance – January 1	$258	367
Expected (reversal) of credit losses	121	(109)
Balance – December 31	$379	258

The expected credit (reversal) losses provision for the three months ended March 31, 2026 and December 31, 2025 was $121 and ($109), respectively.

Advances to Suppliers

Advances to suppliers represent amounts paid to suppliers in advance for goods that are yet to be delivered and from which future economic benefits are expected to flow to the Company within the normal operating cycle. Based on its historical record and in normal circumstances, the Company receives goods within 4 to 6 months from the date the advance payment is made. During the three months ended March 31, 2026 and December 31, 2025, no provision was made on advances to suppliers.

Inventories

Inventories consist of finished goods. Inventory costs include the purchase price and other expenditures that are directly attributable to bringing the inventories to their present location and condition. Cost of inventories are computed using the weighted average cost method. Inventories are written down to estimated net realizable value, which considers historical usage, expected demand, anticipated sales price, and other factors. The Company periodically reviews its inventories for excess or slow-moving items and makes provisions as necessary to properly reflect inventory value. For the three months ended March 31, 2026 and 2025, the Company wrote down (reversal) $2,354 and $3,681 of slow-moving inventory, respectively. The inventory write-down is included in “Cost of Sales” from operations in the consolidated statements of loss and comprehensive loss.

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

Investment in Funds (Non-Marketable Investments)

For the three months ended March 31, 2026 and December 31, 2025, the Company invested $25.86 million and $22.82 million, respectively, in Preamble Capital LLC as equity investment, without significant influence and control, are classified as investment in fund and as level 3 the fair-value hierarchy. In making these estimates, the Company utilized valuation methods based on information available, including the most current purchasing prices and observable transactions such as new offerings. A gain of approximately $0.79 million was recorded in “Other expense, net” in our consolidated statement of loss and comprehensive loss.

As of March 31, 2026 and December 31, 2025, these funds measured at fair value were $26.95 million and $23.10 million, respectively, with changes recognized in “Other expenses, net” on our unaudited condensed consolidated statements of loss and comprehensive loss. These funds are classified as level 3 the fair-value hierarchy. These non-marketable investments are included in “Investment in fund” on our consolidated balance sheets.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. As of December 31, 2025, the Company determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Since 2023, the Company through Nova Malaysia has been developing Virtual and Augmented reality software and AI system for potential consulting business. In addition, since 2024, the Company acquired IT systems for AI-Calculation Engine, Nova Living DesignXperience System and Payment IT System which were integrated into our current IT system. The entire system was far from complete as it required to integrate with other components in order to be functional and it was not in operation and was eventually abandoned due to the close down of the business of Nova Malaysia. Research and development expenses were $0 and $390 for the three months ended March 31, 2026 and 2025, respectively.

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

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax (expense) benefit for the three months ended March 31, 2026 and 2025 are $0 and $62,260, respectively.

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

XMax Inc. (formerly Nova Lifestyle, Inc.), Diamond Bar and I Design are subject to U.S. federal and state income taxes. Nova Furniture BVI was incorporated in the BVI, Xmax Capital and Nova Samoa were incorporated in Samoa. Xmax Alpha Holdings Ltd, Xmax Beta Holdings Ltd, Xmax Delta Holdings Ltd and Xmax Sigma Holdings Ltd were incorporated in Cayman Islands. There is no income tax for companies domiciled in the BVI, Cayman Islands and Samoa. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to the BVI, Cayman Islands and Samoa tax jurisdictions where Nova Furniture BVI, Nova Samoa, Xmax Capital, Xmax Alpha Holdings Ltd, Xmax Beta Holdings Ltd, Xmax Delta Holding Ltd and Xmax Sigma Holdings Ltd are domiciled. Nova Malaysia is incorporated in Malaysia and ceased business operations. Nova Malaysia completed its de-registration with the Malaysian government in the first quarter of 2026.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For tax years beginning after December 31, 2025, the One Big Beautiful Bill Act renamed GILTI as net CFC tested income (“NCTI”) and modified the Section 951A calculation. For the quarter ended March 31, 2026, the Company has calculated its best estimate of the impact of NCTI, if any, in its income tax provision in accordance with applicable tax law and guidance available as of the date of this filing.

The Tax Cuts and Jobs Act of 2017 also amended IRC Section 174 to require specified research and experimental expenditures to be capitalized and amortized for tax years beginning after December 31, 2021. The One Big Beautiful Bill Act subsequently restored current expensing for domestic research and experimental expenditures paid or incurred in tax years beginning after December 31, 2024, while foreign research and experimental expenditures remain subject to capitalization and amortization over 15 years. For the three months ended March 31, 2026, the Company expensed current-year U.S. research and experimental expenditures for federal income tax purposes. The Company did not elect to accelerate the deduction of unamortized domestic research and experimental expenditures from prior years and continues to amortize such amounts over the remaining applicable amortization period. Since the Company’s research and experimental expenditures were incurred within the United States and the amount is immaterial, the Company does not anticipate a material impact to its income tax provision.

As of March 31, 2026 and December 31, 2025, the accumulated undistributed earnings generated by its foreign subsidiaries were approximately $21.7 million and $21.7 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, GILTI, or NCTI, as applicable. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of March 31, 2026, unrecognized tax benefits were approximately $0. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $0 as of March 31, 2026. As of March 31, 2025, unrecognized tax benefits were approximately $0. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $0 as of March 31, 2025.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the three months ended March 31, 2026 and 2025, is as follows:

Gross UTB
	2026	2025
Balance – January 1	-	-
Foreign exchange adjustment	-	-
Balance – March 31	$-	$-

As of March 31, 2026 and December 31, 2025, the Company had cumulatively accrued approximately $0 and $0 for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax (benefit)/expense, which totaled $0 and $0 for the three months ended March 31, 2026 and 2025, respectively; and $0 and $0 for the three months ended March 31, 2025, and 2024, respectively, related to the Company’s continuing operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

XMax Inc. (formerly Nova Lifestyle, Inc.), Diamond Bar and I Design are subject to U.S. federal and state income taxes and tax years 2020-2024 remain open to examination by tax authorities in the U.S.

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

The Company’s sales policy allows for product returns within the warranty period if the product is defective and the defects are the Company’s fault. As alternatives to the product return option, the customers have the option of requesting a discount from the Company for products with quality issues or of receiving replacement parts from the Company at no cost. The amount for product returns, the discount provided to the Company’s customers, and the costs for replacement parts were immaterial for the three months ended March 31, 2026 and 2025.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the three months ended March 31, 2026 and 2025, shipping and handling costs were $0 and ($2,033) respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense was $101,986 and $15,380 for the three months ended March 31, 2026 and 2025, respectively.

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

The following table presents a reconciliation of basic and diluted loss per share for the three months ended March 31, 2026 and 2025:

	2026	2025

Net income (loss)	$191,514	$(338,871)

Weighted average shares outstanding – Basic and Diluted *	44,829,706	9,780,576

Net loss per share of common stock
Basic and Diluted	$0.00	$(0.03)

*	Including 10,458,000 and 501,550 shares that were granted and vested but not yet issued for the three months ended March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026 and 2025, 0 and 3,000 shares of unvested restricted stock and 1,494,588 and 245,192 shares exercisable under warrants were excluded from the EPS calculation, as their effect were anti-dilutive.

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

The following table sets forth information as to the Company’s customers that accounted for 10% or more of the Company’s sales and accounts receivable for the three months ended March 31, 2026 and 2025.

Three Months Ended March 31, 2026		As of March 31, 2026
Customer	Percentage of Total Sales	Percentage of accounts receivable
A	2%	1%

Three Months Ended March 31, 2025		As of March 31, 2025
Customer	Percentage of Total Sales	Percentage of accounts receivable
A	2%	14%

No customer accounted for 10% or more of the Company’s sales for the three months ended March 31, 2026 and 2025, respectively.

No customer and one customer accounted for 10% or more of the Company’s gross accounts receivable for the three months ended March 31, 2026 and 2025. One customer accounted for 14% of the Company’s gross accounts receivable as of March 31, 2025.

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases, accounts payable and advance to suppliers for the three months ended March 31, 2026 and 2025.

Three Months Ended March 31, 2026		As of March 31, 2026	As of March 31, 2026
Supplier	Percentage of Total Purchases	Balance of Accounts Payable	Balance of Advance to Supplier
A	16%	$48,010	-
B	5%	13,077	-
C	2%	-	-
D	5%	28,300	-

Three Months Ended March 31, 2025		As of March 31, 2025	As of March 31, 2025
Supplier	Percentage of Total Purchases	Balance of Accounts Payable	Balance of Advance to Supplier
A	11%	$100,428	-
B	1%	-	-
C	3%	44,882	-
D	5%	13,740	-

The Company purchased its products from one major vendor during the three months ended March 31, 2026 and 2025, respectively, accounting for a total of 16% for 2026 and 11% for 2025 of the Company’s purchases, respectively.

Accounts payable to these major vendors were $89,387 and $159,050 as of March 31, 2026 and 2025, respectively.

Advances made to these major vendors were $0 as of March 31, 2026 and 2025, respectively.

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

Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in United States Dollar (“$” or “USD”), which is also the functional currency of XMAX (Nova LifeStyle), Nova Furniture, Nova Samoa, Diamond Bar, I Design, Xmax Capital, Xmax Alpha Holdings Ltd, Xmax Beta Holdings Ltd, Xmax Delta Holdings Ltd and Xmax Sigma Holdings Ltd.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2026	-
December 31, 2025	RM 4.06 to 1

Income Statement and cash flow items
For the three months ended March 31, 2026	-
For the three months ended March 31, 2025	RM 4.45 to 1

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

Right-of-use of assets

The Company recognizes right-of-use assets at the commencement date of the lease (i.e. the date the underlying asset is available for use). Right-of-use assets are measured at cost, less any accumulated depreciation and impairment losses and adjusted for any remeasurement of lease liabilities. The cost of right-of-use assets includes the amount of lease liabilities recognized, initial direct costs incurred, and lease payments made at or before the commencement date less any lease incentives received. Right-of-use assets are depreciated on a straight-line basis over the shorter of the lease term and the estimated useful lives of the assets. All right-of-use assets are reviewed for impairment annually. There was no impairment for right-of-use lease assets for the three months ended March 31, 2026 and December 31, 2025.

Lease liabilities

Lease liability is initially measured at the present value of the outstanding lease payments at the commencement date, discounted using the Company’s incremental borrowing rate. Lease payments included in the measurement of the lease liability comprise fixed lease payments, variable lease payments that depend on an index or a rate, amounts expected to be payable under a residual value guarantee and any exercise price under a purchase option that the Company is reasonably certain to exercise. Lease liability is measured at amortized cost using the effective interest rate method. It is re-measured when there is a change in future lease payments, if there is a change in the estimate of the amount expected to be payable under a residual value

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the consolidated balance sheets at March 31, 2026 and December 31, 2025.

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

Advances are recorded as a contract liability at the time of receipt. The Company recognizes these advances as revenue when (or as) the Company satisfies its performance obligations under the terms of the contract. The Company evaluates the timing of satisfaction (point-in-time vs. over-time) based on the transfer of control to the customer. The Company’s contract liabilities amounted to $89,147 and $58,786 as of March 31, 2026 and December 31, 2025, respectively. The Company expects to recognize this balance as revenue over the next 12 months.

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

On July 4, 2025, the U.S. H.R.1, an act to provide for reconciliation pursuant to title II of H. Con. Res. 14. (the “OBBBA”) was enacted. The OBBBA introduces multiple tax law and other legislative changes, including modifications to income tax provisions such as domestic research and development expenses, capital expenditures, and U.S. taxation of international earnings; the repeal or acceleration of the sunset of certain tax credits under the 2022 Inflation Reduction Act and elimination of certain penalties for violations of certain regulatory credit programs. We have recognized the effects of the OBBBA provisions in our financial results to the extent they are applicable to the three months ended March 31, 2026. We will continue to evaluate the impact of these provisions on our 2026 and subsequent consolidated financial statements, including loss of certain regulatory credit sales tied to our products and changes to the costs of our products.

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

In December 2023, the FASB issued Accounting Standards Update No.2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation,(2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3)income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual period beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its unaudited condensed consolidated financial statements and related disclosures.

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

Recently Issued But Not Yet Adopted Accounting Pronouncements

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

In April 2026, the FASB issued ASU 2026-01—Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. The amendments in this Update clarify the initial measurement of paid-in-kind dividends on preferred stock that is classified within equity. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. An entity adopting the amendments in an interim reporting period should apply them as of the beginning of the annual reporting period that includes that interim reporting period. The Company is currently evaluating the impact that the adoption of ASU 2026-01 will have on its consolidated financial statement presentation or disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Note 3 - Inventories

The inventories as of March 31, 2026 and December 31, 2025 totaled $1,656,675 and $2,163,437, respectively, and consisted entirely of finished goods.

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow-moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the three months ended March 31, 2026 and 2025, the Company wrote-down (reversed) $2,354 and $3,681 of slow-moving inventory, respectively. The inventory write-down is included in “Cost of Sales” in the consolidated statements of loss and comprehensive loss.

Note 4 – Plant, property and Equipment, Net

As of March 31, 2026 and 2025, Plant, property and equipment consisted of the following:

	March 31, 2026	December 31, 2025
Computer and office equipment	$189,172	$195,826
Decoration and renovation	43,400	43,400
	232,572	239,226
Less: accumulated depreciation	(212,718)	(217,284)
	$19,854	$21,942

On October 1, 2025, Nova Malaysia abandoned its entire fixed assets of 819,649 Malaysia Ringgit ($191,466) without cash consideration.

Depreciation expense was $2,088 and $14,495 for the three months ended March 31, 2026 and 2025, respectively.

Note 5 – Intangible Assets

As of March 31, 2026 and December 31, 2025, intangible assets consisted of the following:

	March 31, 2026	December 31, 2025
Accounting software	$26,800	$26,800
Less: accumulated amortization	(26,800)	(26,800)
	$-	$-

Amortization expense was $0 and $1,341 for the three months ended March 31, 2026 and 2025, respectively.

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

On December 2, 2025, Xmax Beta Holdings Ltd. (the “Xmax Beta”), a company incorporated in the Cayman Islands and an indirectly wholly owned subsidiary of XMax Inc. entered into a Subscription Agreement (the “Agreement”) with Preamble X Capital I, a series of Preamble X Capital LLC, a Delaware Limited Liability Company. Pursuant to the Agreement, Xmax Beta subscribed approximately 99.88% interest in Preamble X Capital I in an amount equal to US$8,461,428.80 (the “Subscription Amount”) and has become a member of Preamble X Capital I and been bound by the LLC Agreement as a member of Preamble X Capital I. Allocations Fund Administration, LLC is the administrative manager of Preamble X Capital I. The applicable management fee percentage for Xmax Beta is 0%. On December 2, 2025, Xmax Beta completed the subscription.

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

On December 16, 2025, Xmax Beta entered into a Subscription Agreement (the “Agreement”) with Preamble X Capital I, a series of Preamble X Capital LLC, a Delaware Limited Liability Company. Pursuant to the Agreement, Xmax Beta made an additional subscription in an aggregate amount of US$5,375,000 (the “Subscription Amount”), thereby increasing Xmax Beta’s interest in Preamble X Capital I to approximately 99.9%.

Allocations Fund Administration, LLC is the administrative manager of Preamble X Capital I. The applicable management fee percentage for Xmax Beta is 0%. On December 17, 2025, Xmax Beta completed the subscription.

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

On February 4, 2026, Xmax Beta entered into a Subscription Agreement (the “Agreement”) with Preamble X Capital I, a series of Preamble X Capital LLC, a Delaware Limited Liability Company. Pursuant to the Agreement, Xmax Beta made additional subscription in an aggregate amount of US$3,048,773.60 (the “Subscription Amount”), which increases Xmax Beta’s interest in Preamble X Capital I to approximately 99.9%. Allocations Fund Administration, LLC is the administrative manager of Preamble X Capital I. The applicable management fee percentage for Xmax Beta is 0%. On February 4, 2026, Xmax Beta completed the subscription.

On February 4, 2026, Preamble X Capital I entered into a Subscription Agreement with a dedicated SPV (the “SPV”) to subscribe 34,963 equity certificates in the SPV for an amount of US$3,048,773.60. Each certificate is entitled to a share of Series B Preferred Stock of X.AI Holdings Corp., a Nevada corporation (“xAI”), and such Series B Preferred Stock of xAI is directly held by a certain fund.

In making these estimates, the company utilized valuation methods based on information available, including the most current purchasing prices and observable transactions such as new offerings. For the three months ended March 31, 2026, A gain of approximately $0.79 million was recorded in “Other income (expense), net” in our consolidated statement of loss and comprehensive loss.

As of March 31, 2026 and December 31, 2025, these funds measured at fair value were $26.95 million and $23.10 million, respectively, with changes recognized in “Other expenses, net” on our consolidated statements of loss and comprehensive loss. These funds are classified as level 3 the fair-value hierarchy. These non-marketable investments are included in Investment in fund on our consolidated balance sheets.

Note 7 – Advance to Suppliers

The Company makes advances to certain vendors for inventory purchases. The advances on inventory purchases were $225,604 and $313,924 as of March 31, 2026 and December 31, 2025, respectively. No impairment charges were made on advance to suppliers for the three months ended March 31, 2026 and the twelve months ended December 31, 2025.

Note 8 – Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Prepaid expenses	$58,492	$144,274
Other receivables	40,925	7,478
	$99,417	$151,752

As of March 31, 2026 and December 31, 2025, prepaid expenses and other receivables mainly represented prepaid insurance, prepaid rent, refund receivable from suppliers, prepaid advertising expense, and Celero and Cardknox account balances.

Note 9 – Loan to Third Party

On January 28, 2026, the Company entered into a loan agreement with a company incorporated in Hong Kong. Pursuant to the Loan Agreement, the Company agreed to provide the borrower with a loan in an aggregate principal amount of $5.3 million. The loan bears interest at a rate equal to 6% per annum and matures on the date that is one year from the funding date of the loan. The loan agreement contains customary representations and warranties, and events of default. For the three months ended March 31, 2026, the Company recorded $54,888 as interest income.

Note 10 – Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2025	December 31, 2025

Other payables	$202,962	$563,602
Salary payable	4,750	4,750
Financed insurance premiums	16,838	66,767
Auditing fee	140,000	200,000
Warranty liability	40,848	32,000
Accrued commission	886	603
Accrued expenses, others	50,414	75,590
	$456,698	$943,312

As of March 31, 2026 and December 31, 2025, other accrued expenses mainly included legal and professional fees, utilities and unpaid operating expenses incurred in Malaysia. Other payables represented balance on credit card, other taxes payable, 401(k) payable and payable for marketing, shipping, director and showroom.

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

Note 11 – Other Loan

On June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. The Loan, which was in the form of a promissory note dated June 19, 2020, matures on June 19, 2050 and bears interest at a rate of 3.75% per annum, payable monthly beginning 12 months from the date of the promissory note. Funds from the Loan may only be used for working capital. The loan was secured by all tangible and intangible property of Diamond Bar and has accumulated interest of $1,295 and $1,327 for the three months ended March 31, 2026 and 2025, respectively.

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

Note 12 – Convertible Notes

On November 18, 2025, the Company entered into a Convertible Promissory Note Purchase Agreement (the “Agreement”) with Billiongold Holding Limited, a company incorporated under the law of Hong Kong (the “Purchaser”). Pursuant to the Agreement, the Company sold a Convertible Promissory Note to the Purchaser with a principal amount of $5,000,000 (the “Note”). The Note will mature on the date that is thirty-six (36) months from the date that the purchase price of the Note is paid to the Company (the “Maturity Date”). The Note bears interest at the rate of 6% per annum, which is payable on Maturity Date. Any outstanding principal and interest on the Note may be converted to the shares of common stock of the Company at the holder’s option at a conversion price of $7.80 per share at any time until the total outstanding balance of the Note is paid. The Note was sold to the Purchaser pursuant to an exemption from registration under Regulation S, promulgated under the Securities Act of 1933, as amended. During the three months ended March 31, 2026, the Company accrued $79,590 as interest expense.

Note 13 – Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s former President, Chief Executive Officer and Chairperson of the Board (resigned during 2025). The lease is renewable and has been renewed each year since 2011. On April 1, 2025, the Company renewed the lease for an additional one year term at a cost of $41,000. During the three months ended March 31, 2026 and 2025, the Company recorded rental amounts of $10,250 and $10,250, respectively, which were included in selling expenses.

On January 4, 2018, the Company entered into a sales representative agreement with a consulting firm, which is owned by the former President, Chief Executive Officer and Chairperson of the Board, for sales representative service for a term of two years. On January 4, 2020, the Company renewed the agreement for an additional two years which was amended in July 2020. If not terminated during the first year, the agreement will continue until one party or the other terminates the agreement with 30 days written notice. The Company agreed to compensate the consulting firm via commission at predetermined rates of the relevant sales amount. During the three months ended March 31, 2026 and 2025, the Company recorded $58,108 and $83,436 as commission expense to this consulting firm, respectively.

In February 2024, the Company entered into a loan agreement in the aggregate amount of $200,000 with a shareholder of the Company. The loan was in the form of a promissory note dated on February 21, 2024, matures on February 20, 2025, and bears interest at a rate of 8.5% per annum. The proceed of the loan is used for working capital. On February 21, 2025, the Company repaid the loan in the form of shares of common stock. During the three months ended March 31, 2025, the Company recorded $1,932 as interest expense.

On April 11, 2024, the Company entered into a loan agreement in the aggregate amount of $160,000 with a shareholder of the Company. The loan was in the form of a promissory note dated on April 11, 2024, matures on April 10, 2025, and bears interest at a rate of 8.5% per annum. The proceed of the loan is used for working capital. On April 10, 2025, the Company extended the loan to April 9, 2026. During the three months ended March 31, 2026 and 2025, the Company accrued $3,779 and $3,565 as interest expense, respectively.

On April 11, 2025, the Company entered into a loan agreement in the aggregate amount of $200,000 with a shareholder of the Company. The loan was in the form of a promissory note dated on April 11, 2025, matures on April 10, 2026 and has been paid off by the Company, and bears interest at a rate of 8.5% per annum. The proceed of the loan is used for working capital. During the three months ended March 31, 2026, the Company accrued $4,341 as interest expense.

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

The Company and Nova Samoa have entered into orders to purchase inventories in total amount of $4,650,000, which were to be paid in 3,321,429 shares (“Transaction”) of common stock of the Company at US$1.40 per share, as disclosed in the Form 8-K filed by the Company with SEC on October 11, 2024 (the “Form 8-K”). The Company believes it has regained compliance with the stockholders’ equity requirement based upon the Transaction.

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

On October 11, 2024, the Company and Nova Samoa entered into five purchase orders (“POs”) to purchase certain furniture products (the “Products”) from Iconic Tech SDN BHD (“Iconic Tech”), Onefull Technologies SDN. BHD. (“Onefull Technologies”), Skyvip SDH BHD (“Skyvip”), United Poles SDH BHD (“United Poles”) and Teclutions System SDN. BHD (“Teclutions”, collectively with Iconic Tech, Onefull Technologies, Skyvip and United Poles as the Sellers). Pursuant to the POs, the Company, Nova Samoa and Sellers agree that (i) Nova Samoa will purchase Background Light Slabs from Iconic Tech for a total of $945,000 (the “Iconic Order Price”); (ii) Nova Samoa will purchase Porcelin Slabs from Onefull Technologies for a total of $925,000 (the “Onefull Order Price”); (iii) Nova Samoa will purchase Transparent Marble Slabs from Skyvip for a total of $900,000 (the “Skyvip Order Price”); (iv) Nova Samoa will purchase Ultrathinstone from United Poles for a total of $940,000 (the “United Order Price”) (v) the Nova Samoa will purchase Light Transmitting Slate Stone from Teclutions for a total of $940,000 (the “Teclutions Order Price”, collectively with Iconic Order Price, Onefull Order Price, Skyvip Order Price and United Order Price as the Order Prices); (vi) the Order Prices shall be paid up to the Sellers in 3,321,429 shares (“Shares”) of common stock of the Company at US$1.40 per share. The Shares were issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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

On January 6, 2025, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain purchaser identified on the signature page thereto (the “Purchaser”), pursuant to which the Company agreed to sell to the Purchaser in a private placement 250,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $0.60 per share for an aggregate price of $150,000 (the “Private Placement”). The Private Placement was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On February 10, 2025, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain purchaser identified on the signature page thereto (the “Purchaser”), pursuant to which the Company agreed to sell to the Purchaser in a private placement 250,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $0.60 per share for an aggregate price of $150,000 (the “Private Placement”). The Private Placement was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On February 20, 2025, the Company entered into a Debt Repayment Agreement (the “Agreement”) with Huge Energy International Limited, a company incorporated in Hong Kong and a creditor of the Company (the “Creditor”), pursuant to which the Company agreed to repay $217,000 debt owed to the Creditor in the form of shares of Common Stock of the Company for an aggregate of 434,000 shares at a price of $0.50 per share (the “Debt Repayment”). The Debt Repayment was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On February 26, 2025, the Company and Nova Samoa entered into four purchase orders (“POs”) to purchase certain furniture products (the “Products”) from Flyguy Resources Sdn Bhd (“Flyguy Resources”), Twenty Nine Business Solutions Sdn Bhd. (“Twenty Nine Business”), Chialing Enterprise (“Chialing”) and Macro IT Solutions SDH BHD (“Macro IT Solutions”, collectively with Flyguy Resources, Twenty Nine Business, and Chialing as the “Sellers”). Pursuant to the POs, the Company, Nova Samoa and Sellers agree that (i) Nova Samoa will purchase Transparent Marble Slabs from Flyguy Resources for a total of $810,000 (the “Flyguy Order Price”); (ii) Nova Samoa will purchase Background Light Slabs from Twenty Nine Business for a total of $742,500 (the “Twenty Nine Order Price”); (iii) Nova Samoa will purchase Light Transmitting Slate Stone from Chialing for a total of $825,000 (the “Chialing Order Price”); and (iv) Nova Samoa will purchase Ultrathinstone from Macro IT Solutions for a total of $813,750 (the “Macro Order Price”, collectively with Flyguy Order Price, Twenty Nine Order Price, Chialing Order Price as “Order Prices”); (vi) the Order Prices shall be paid to the Sellers in 4,909,616 shares (“Shares”) of common stock of the Company at US$0.65 per share. The Shares were issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On March 13, 2025, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain purchaser identified on the signature page thereto (the “Purchaser”), pursuant to which the Company agreed to sell to the Purchaser in a private placement 500,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $0.40 per share for an aggregate price of $200,000 (the “Private Placement”). The Private Placement was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On September 4, 2025, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with purchasers named therein (each, a “Purchaser” and collectively the “Purchasers”), pursuant to which the Company agreed to sell, in a best-efforts public offering, an aggregate of (i) 9,836,054 shares (the “Shares”) of the Company’s common stock, par value $0.001 (“Common Stock”) and (ii) 19,672,108 warrants to purchase 19,672,108 shares of Common Stock (the “Warrants” and such shares of Common Stock issuable upon exercise of the Warrants, the “Warrant Shares”). Each share of Common Stock is being sold together with two Warrants, with each Warrant to purchase one share of Common Stock. The combined purchase price per Share and accompanying Warrants is $0.915.

The Warrants are exercisable at an exercise price of $1.098 per share immediately upon issuance, and will expire five years following the date of issuance.

On September 4, 2025, the Company closed the public offering of these securities for gross proceeds of approximately $9.0 million (the “Offering”). The net proceeds to the Company from the Offering, after deducting the Placement Agent’s fees and expenses and the Company’s offering expenses is approximately $8.15 million. The Company intends to use the net proceeds for working capital, marketing expenditures, repayment of short-term debt and capital expenditures

American Trust Investment Services, Inc. (“ATIS”) acted as the exclusive placement agent for the Offering pursuant to the Placement Agency Agreement, dated September 3, 2025. As compensation for such placement agent services, the Company paid ATIS an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the Offering, plus a non-accountable expense allowance equal to 1.0% of the gross proceeds received by the Company, and out-of-pocket expenses of $150,000.

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

On December 19, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with two purchasers, an individual and resident of Hong Kong and an individual and resident of China (the “Purchasers”), pursuant to which the Company sold to the Purchasers in a registered direct offering, an aggregate of 1,187,500 shares (the “Shares”) of its common stock, par value $0.001 per share (“Common Stock”) at a purchase price of $4.21 per share, for aggregate gross proceeds to the Company of $4,999,375, before deducting offering expenses payable by the Company. The Shares were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3 previously filed with the U.S. Securities and Exchange Commission on October 13, 2023 and declared effective on October 23, 2023 (File No. 333-274970).

On March 9, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers identified on the signature pages thereto (the “Purchasers”), pursuant to which the Company will sell to the Purchasers in a registered direct offering, an aggregate of 8,500,000 shares (the “Shares”) of its common stock, par value $0.001 per share (“Common Stock”) at a purchase price of $4.23 per share, for aggregate gross proceeds to the Company of $35,955,000, before deducting offering expenses payable by the Company.

The Shares are being offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3 previously filed with the U.S. Securities and Exchange Commission on October 13, 2023 and declared effective on October 23, 2023 (File No. 333-274970) (the “Registration Statement”).

On March 30, 2026, the Company entered into a Securities Purchase Agreement (the “Agreement”) with StratoCore Solutions Ltd., a Malaysian company (the “Purchaser”), pursuant to which the Company agreed to sell to the Purchaser in a private placement 1,958,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $3.575 per share for an aggregate offering price of $6,999,850 (the “Private Placement”). The Private Placement will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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

Warrants

The following is a summary of the warrant activity for the three months ended March 31, 2026:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2026	1,494,588	$3.79	4.076
Exercisable at January 1, 2026	1,494,588	$3.79	4.076
Granted	-	-	-
Exercised / surrendered	-	-	-15
Expired	-	-	-
Outstanding at March 31, 2026	1,494,588	$3.79	3.826
Exercisable at March 31, 2026	1,494,588	$3.79	3.826

Shares Issued to Consultants

On March 1, 2024, Nova Malaysia entered into a consulting agreement with a consultant for IT system related maintenance and services effective on March 1, 2024 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, vesting 25% on March 1, 2024, 25% on June 1, 2024, 25% on September 1, 2024 and 25% on December 1, 2024. The fair value of the 100,000 shares was $163,000, which was calculated based on the stock price of $1.63 per share on March 1, 2024. The shares were granted pursuant to the 2023 Omnibus Long-Term Incentive Plan. During the three months ended March 31, 2026 and 2025, the Company charged $0 and $26,906 to consolidated statements of loss and comprehensive loss as consulting fee, respectively.

On September 3, 2024, Nova Malaysia entered into a consulting agreement with a consultant for IT system related maintenance and services effective on September 1, 2024 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, vesting 25% on September 3, 2024, 25% on December 3, 2024, 25% on March 3, 2024 and 25% on June 3, 2024. The fair value of the 100,000 shares was $142,000, which was calculated based on the stock price of $1.42 per share on September 3, 2024. The shares were granted pursuant to the 2023 Omnibus Long-Term Incentive Plan. During the three months ended March 31, 2026 and 2025, the Company charged $0 and $35,500 to consolidated statements of loss and comprehensive loss as consulting fee, respectively.

On September 3, 2024, Nova Malaysia entered into a consulting agreement with a consultant for IT system related maintenance and services effective on September 1, 2024 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, vesting 25% on September 3, 2024, 25% on December 3, 2024, 25% on March 3, 2024 and 25% on June 3, 2024. The fair value of the 100,000 shares was $142,000, which was calculated based on the stock price of $1.42 per share on September 3, 2024. The shares were granted pursuant to the 2023 Omnibus Long-Term Incentive Plan. During the three months ended March 31, 2026 and 2025, the Company charged $0 and $35,500 to consolidated statements of loss and comprehensive loss as consulting fee, respectively.

On November 7, 2024, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2024 for a one-year term. The Company agreed to grant the consultant 50,000 shares of the Company’s common stock, vesting 25% on February 15, 2025, 25% on May 15, 2025, 25% on August 15, 2025 and 25% on November 15, 2025. The fair value of the 50,000 shares was $49,000, which was calculated based on the stock price of $0.98 per share on November 16, 2024. The shares were granted pursuant to the 2023 Plan. During the three months ended March 31, 2026 and 2025, the Company charged $0 and $12,250 to consolidated statements of loss and comprehensive loss as consulting expenses, respectively.

Shares Issued to Employees

On November 7, 2024, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2024. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2023 Omnibus Equity Plan. The fair value of these shares was $5,880, which was calculated based on the stock price of $0.98 per share on November 7, 2024, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 7, 2024, 25% on March 31, 2025, 25% on June 30, 2025 and 25% on September 30, 2025. During the three months ended March 31, 2026 and 2025, the Company recorded $0 and $1,470 to consolidated statements of loss and comprehensive loss as stock compensation expense, respectively.

As of March 31, 2026, unrecognized share-based compensation expense was $0.

Note 15 – Geographical Analysis

Geographical distribution of sales consisted of the following for the three months ended March 31, 2026 and 2025:

	2026	2025
Geographical Areas
North America	$1,780,202	$2,617,847
Hong Kong	-	-
Other countries	1,519	17,871
	$1,781,721	$2,635,718

Geographical location of identifiable long-lived assets as of March 31, 2026 and 2025:

	2026	2025
Geographical Areas
North America	$487,316	$1,118,954
Asia	-	392,931
	$487,316	$1,511,885

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

The Company has entered into several lease agreements for office and warehouse space in Commerce, California and showroom space in Las Vegas, Nevada and High Point, North Carolina (see Note 13) on monthly or annual terms.

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

Operating lease expense for the three months ended March 31, 2026 and 2025 was as follows:

	2026	2025

Operating lease cost – straight line	$174,413	$193,690

The following is a schedule, by years, of maturities of operating lease liabilities as of March 31, 2026:

Operating Leases
2026	$419,174
Thereafter	-
Total undiscounted cash flows	419,174
Less: imputed interest	(3,496)
Present value of lease liabilities	415,678

Lease Term and Discount Rate

March 31, 2026
Weighted-average remaining lease term – years
Operating leases – USA	0.59

Weighted-average discount rate (%)
Operating leases – USA	3.36

Supplemental cash flow information related to leases where the Company was the lessee for the three months ended March 31, 2026 and 2025 was as follows:

	2026	2025

Operating cash outflows from operating leases	$175,619	$186,413

Finance lease expense for the three months ended March 31, 2026 and 2025 was as follows:

	2026	2025

Finance lease cost – straight line	$5,545	$11,251

The following is a schedule, by years, of maturities of finance lease liabilities as of March 31:

Finance Leases
2026	$16,635
2027	20,332
Thereafter	-
Total undiscounted cash flows	36,967
Less: imputed interest	(1,556)
Present value of lease liabilities	35,411
Less: Finance lease liabilities - current	20,858
Finance lease liabilities - non-current	14,553

Lease Term and Discount Rate

March 31, 2026
Weighted-average remaining lease term – years
Finance leases – USA	1.65

Weighted-average discount rate (%)
Finance leases – USA	5.49

Supplemental cash flow information related to leases where the Company was the lessee for the three months ended March 31, 2026 and 2025 was as follows:

	2026	2025

Operating cash outflows from finance leases	$5,545	$11,251

Note 17 – Subsequent Events

The Company has evaluated subsequent events through May 14, 2026, the date of the issuance of the consolidated financial statements, and identified the following material subsequent event.

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

On April 13, 2026, the Company entered into Securities Purchase Agreements (the “Agreements”) with twenty two non-U.S. person investors, namely Chen Yingjie, Fang Chongyi, Jiang Yan, Ma Ying, Ren Guangfei, Ren Tao, Shen Xiaoyan, Song Rongrong, Tan Kaichang, Tang Min, Wang Haifeng, Wang Jinhua, Wang Li, Wang Zecui, Wei Huifen, Yao Jing, Yu Suying, Zeng Qingyu, Zhang Bingli, Zhang Ciqiang, Zhao Xianxian and Zhao Zheyao (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers in a private placement for a total of 462,500 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $6.705 per share for an aggregate offering price of $3,101,062.50 (the “Private Placement”). The Private Placement will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On April 15, 2026, Xmax Beta Holdings Ltd. (the “Xmax Beta”), a company incorporated in the Cayman Islands and an indirectly wholly owned subsidiary of XMax Inc. entered into a Subscription Agreement (the “Agreement”) with Preamble X Capital I, a series of Preamble X Capital LLC, a Delaware Limited Liability Company. Pursuant to the Agreement, Xmax Beta made additional subscription in an aggregate amount of US$5,450,000 (the “Subscription Amount”), which increases Xmax Beta’s interest in Preamble X Capital I to more than 99.9%. Allocations Fund Administration, LLC is the administrative manager of Preamble X Capital I. The applicable management fee percentage for Xmax Beta is 0%. On April 15, 2026, Xmax Beta completed the subscription.

On April 17, 2026, Preamble X Capital I entered into a Subscription Agreement with a private investment fund (the “Fund”). Pursuant to the Agreement, Preamble X Capital I subscribed for approximately a 3.680% interest in the Fund for an aggregate amount of $5,350,000 (the “Transaction”), which amount the Fund intends to invest and acquire beneficially 258,051 shares of Class A Common Stock of Space Exploration Technologies Corp., a Texas corporation (“SpaceX”). On April 20, 2026, Preamble X Capital I completed the Transaction.

On April 22, 2026, XMax AI Inc. (“XMax AI” or the “Party A”), a wholly owned subsidiary of XMax Inc., entered into a Cloud Services Agreement (the “Agreement”) with SuperX AI Technology USA (the “Party B”).

Pursuant to the Agreement, Party B shall provide to Party A: (a) cloud computing services - Party B delivers cloud computing resources to Party A utilizing a third party’s cloud infrastructure; (b) API access to large language models and AI models hosted on cloud platforms; and (c) value-added services including cloud architecture design and optimization, technical support and troubleshooting, billing and cost analysis, migration planning, security and compliance advisory, and related technical training. The service fees for the Agreement are US$4,800,000, payable monthly and the model and cloud resource discount rates apply to cumulative consumption up to the discount cap within each consecutive twelve (12) month period commencing from the service activation date. Party A retains full ownership of all data, content and information stored, processed or transmitted through the Services (“Customer Data”). Party B shall access Customer Data only to the extent necessary to perform its obligations and shall not use Customer Data for any other purpose. This Agreement becomes effective upon commencement of services. Unless either Party gives written non-renewal notice at least sixty (60) days before expiry, the term shall automatically renew for one (1) year. This Agreement terminates in the following circumstances, without liability to the other Party (provided that the terminating Party gives written notice): (a) dissolution of either Party (excluding reorganization, renaming or merger); (b) material breach by one Party entitling the other to terminate; (c) force majeure or mutual agreement; or (d) termination required by law. Unless otherwise agreed in this Agreement, neither Party may unilaterally terminate without cause during the term, failing which it shall bear liability for breach. Party A may terminate this Agreement upon thirty (30) days’ prior written notice, and shall pay all fees accrued through the effective date of termination (including used but unbilled amounts). Party B may terminate this Agreement upon thirty (30) days’ prior written notice, refunding any unused prepayments and remaining deposit (if any) within ten (10) days after the effective date of termination.

On April 24, 2026, the Company entered into Securities Purchase Agreements (the “Agreements”) with six non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers in a private placement for a total of 8,550,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $3.64 per share for an aggregate offering price of $31,122,000 (the “Private Placement”). The Private Placement will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” the negatives of such terms and other terms of similar meaning typically identify forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10K”). The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2025 Form 10-K. Unless the context otherwise requires, references in this report to “we,” “us,” “XMax” “Nova Lifestyle” or the “Company” refer to XMax Inc. and its subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The following discussion and analysis are based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”). All references to the first quarter and first three months of 2026 and 2025 mean the three-month periods ended March 31, 2026 and 2025. In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2025 Form 10-K.

Overview

XMax Inc. (the “Company”), formerly known as Nova LifeStyle, Inc., is a distributor of contemporary styled residential and commercial furniture incorporated into a dynamic marketing and sales platform offering retail as well as online selection and global purchase fulfillment. We monitor popular trends and products to create design elements that are then integrated into our product lines that can be used as both stand-alone or whole-room and home furnishing solutions. Through its network of retailers, e-commerce platforms, stagers and hospitality providers, the Company also sells (through an exclusive third-party manufacturing partner) a managed variety of high quality bedding foundation components. The Company has also expanded its business into the development of artificial intelligence technologies, including AI software and platform-based services to support future growth.

The Company’s brand family currently includes XMAX, Nova LifeStyle, Diamond Sofa (www.diamondsofa.com) and Nova Living.

Our customers for furniture business principally consist of distributors and retailers with specific geographic territories that deploy middle to high end private label home furnishings which have very little competitive overlap with our specific furnishing products or product lines. We are constantly seeking to integrate new sources of distribution and manufacturing that are properly aligned with our growth strategy. This allows us to continually focus on building both our overall distribution and manufacturing relationships through a deployment of popular, as well as trend-based, furnishing solutions worldwide.

Our newly developed AI software and platform-based services are to provide our customers access to XMax’s artificial intelligence models through API-based (Application Programming Interface) services. These services are provided via our recently deployed AI platform, enabling the customer to integrate, distribute, and commercialize these capabilities globally under its own branding. Our platform supports high availability and scalable deployment, enabling customers to efficiently integrate advanced AI capabilities into their commercial applications.

We are a U.S. holding company with no material assets in the U.S. other than the ownership interests of our wholly owned subsidiaries through which we market, design and sell residential and commercial furniture and provide AI software and platform-based services. Our subsidiaries include Nova Furniture Limited domiciled in the British Virgin Islands (“Nova Furniture”), Nova Furniture Ltd. domiciled in Samoa (“Nova Samoa”), Diamond Bar Outdoors, Inc. domiciled in California (“Diamond Bar”), Nova Living (M) SDN. BHD. domiciled in Malaysia (“Nova Malaysia”), Nova Living (HK) Group Limited domiciled in Hong Kong (“Nova HK”). We also have a wholly owned subsidiaries Xmax AI Inc. incorporated in Nevada and Xmax Capital Ltd. domiciled in Samoa and its wholly owned subsidiaries Xmax Alpha Holdings Ltd. (the “Xmax Alpha”), Xmax Beta Holdings Ltd., Xmax Delta Holdings Ltd. and Xmax Sigma Holdings Ltd., all domiciled in the Cayman Islands. The Company had three former subsidiaries Bright Swallow International Group Limited domiciled in Hong Kong (“Bright Swallow” or “BSI”) which was sold in January 2020, and Nova Furniture Macao Commercial Offshore Limited domiciled in Macao (“Nova Macao”) which was de-registration and liquidation in January 2021. In February 2022, Nova HK entered a de-registration process and transferred all its assets and business to Nova Malaysia. The process of de-registration and liquidation of Nova HK was completed in February 2023.

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

On November 5, 2020, we acquired Nova Living (HK) Group Limited (“Nova HK”) at cost of $1,290 which was incorporated in Hong Kong on November 6, 2019. Nova HK took over Nova Macao’s business upon its deregistration, however, it had minimum operations in 2021. In February 2022, Nova HK entered a de-registration process and transferred all its assets and business to Nova Malaysia. The process of de-registration and liquidation of Nova HK was completed in February 2023.

Our experience developing and marketing products for international markets has enabled us to develop the scale, logistics, marketing, manufacturing efficiencies and design expertise that serve as the foundation for us to expand aggressively into the highly attractive U.S., Canada, South America, Asia and Middle Easter markets.

We do not have access to a revolving credit facility. On May 4, 2020, the Company received loan proceeds in the amount of approximately $139,802 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. On May 5, 2020, Diamond Bar Outdoors Inc. (“Diamond Bar”) was granted a loan from Cathay Bank in the aggregate amount of $176,294, pursuant to the Paycheck Protection Program. On June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. During the fiscal year of 2025, the Company completed three private placements for gross proceeds of $500,000, a public offering for proceeds of $9 million, two registered direct offerings for approximately $19 million and a convertible note financing for $5 million. The Company also repaid $217,000 debt with its shares of common stock, $6,503 to director and $3,441 to SBA loan for the year ended December 31, 2025. During the first quarter of 2026, the Company also made one registered direct offering for approximately $36 million and one private placement for approximately $7 million. We currently believe that our financial resources will be adequate to finance our operations in the next 12 months. However, in the event that we do need to raise capital in the future, the instability in the securities markets could adversely affect our ability to raise additional capital.

On September 25, 2025, Nova BVI entered into a Subscription Agreement (the “Agreement”) with Preamble Capital, A Series of CGF2021 LLC (the “Fund”), a Delaware Limited Liability Company. Pursuant to the Agreement, Nova BVI subscribes 99.82% interest in the Fund in an amount equal to $5,664,500. (the “Subscription Amount”) and will become a member of the Fund and be bound by the LLC Agreement as a member of the Fund. Sydecar LLC, a Delaware limited liability company, is the administrator of the Fund. The applicable management fee percentage for the Company is 0%. The Fund will use the Subscription Amount to subscribe approximately 6.667% interest of certain fund that holds an aggregate of 353,772 shares of Common Stock of Space Exploration Technologies Corp., a Texas corporation (“SpaceX”), comprising of 121,805 shares of Class A Common Stock and 231,967 shares of Class C Common Stock of Space X.

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

On October 15, 2025, Xmax Alpha entered into a Subscription Agreement (the “Agreement”) with Preamble Capital I, A Series of CGF2021 LLC (the “Fund”), a Delaware Limited Liability Company. Pursuant to the Agreement, Xmax Alpha subscribed 99.82% interest in the Fund in an amount equal to $5,605,000 (the “Subscription Amount”) and has become a member of the Fund and been bound by the LLC Agreement as a member of the Fund. Sydecar LLC, a Delaware limited liability company, is the administrator of the Fund. The applicable management fee percentage for the Company is 0%. October 15, 2025, the Company completed the subscription.

On October 16, 2025, the Fund entered into a Subscription Agreement with a certain fund to subscribe certain interest of such fund for an amount of $5,600,000, which will be used by such fund to purchase shares of common stock of SpaceX.

On December 2, 2025, Xmax Beta Holdings Ltd. (the “Xmax Beta”) entered into a Subscription Agreement (the “Agreement”) with Preamble X Capital I, a series of Preamble X Capital LLC, a Delaware Limited Liability Company. Pursuant to the Agreement, Xmax Beta subscribed approximately 99.88% interest in Preamble X Capital I in an amount equal to US$8,461,428.80 (the “Subscription Amount”) and has become a member of Preamble X Capital I and been bound by the LLC Agreement as a member of Preamble X Capital I. Allocations Fund Administration, LLC is the administrative manager of Preamble X Capital I. The applicable management fee percentage for Xmax Beta is 0%. On December 2, 2025, Xmax Beta completed the subscription.

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

On February 4, 2026, Xmax Beta entered into a Subscription Agreement (the “Agreement”) with Preamble X Capital I, a series of Preamble X Capital LLC, a Delaware Limited Liability Company. Pursuant to the Agreement, Xmax Beta made additional subscription in an aggregate amount of US$3,048,773.60 (the “Subscription Amount”), which increases Xmax Beta’s interest in Preamble X Capital I to approximately 99.9%. Allocations Fund Administration, LLC is the administrative manager of Preamble X Capital I. The applicable management fee percentage for Xmax Beta is 0%. On February 4, 2026, Xmax Beta completed the subscription.

On February 4, 2026, Preamble X Capital I entered into a Subscription Agreement with a dedicated SPV (the “SPV”) to subscribe 34,963 equity certificates in the SPV for an amount of US$3,048,773.60. Each certificate is entitled to a share of Series B Preferred Stock of X.AI Holdings Corp., a Nevada corporation (“xAI”), and such Series B Preferred Stock of xAI is directly held by a certain fund.

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

On April 13, 2026, the Company entered into Securities Purchase Agreements (the “Agreements”) with twenty two non-U.S. person investors, namely Chen Yingjie, Fang Chongyi, Jiang Yan, Ma Ying, Ren Guangfei, Ren Tao, Shen Xiaoyan, Song Rongrong, Tan Kaichang, Tang Min, Wang Haifeng, Wang Jinhua, Wang Li, Wang Zecui, Wei Huifen, Yao Jing, Yu Suying, Zeng Qingyu, Zhang Bingli, Zhang Ciqiang, Zhao Xianxian and Zhao Zheyao (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers in a private placement for a total of 462,500 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $6.705 per share for an aggregate offering price of $3,101,062.50 (the “Private Placement”). The Private Placement will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On April 15, 2026, Xmax Beta entered into a Subscription Agreement (the “Agreement”) with Preamble X Capital I, a series of Preamble X Capital LLC, a Delaware Limited Liability Company. Pursuant to the Agreement, Xmax Beta made additional subscription in an aggregate amount of US$5,450,000 (the “Subscription Amount”), which increases Xmax Beta’s interest in Preamble X Capital I to more than 99.9%. Allocations Fund Administration, LLC is the administrative manager of Preamble X Capital I. The applicable management fee percentage for Xmax Beta is 0%. On April 15, 2026, Xmax Beta completed the subscription.

On April 17, 2026, Preamble X Capital I entered into a Subscription Agreement with a private investment fund (the “Fund”). Pursuant to the Agreement, Preamble X Capital I subscribed for approximately a 3.680% interest in the Fund for an aggregate amount of $5,350,000 (the “Transaction”), which amount the Fund intends to invest and acquire beneficially 258,051 shares of Class A Common Stock of Space Exploration Technologies Corp., a Texas corporation (“SpaceX”). On April 20, 2026, Preamble X Capital I completed the Transaction.

On April 22, 2026, XMax AI Inc. (“XMax AI” or the “Party A”), a wholly owned subsidiary of XMax Inc., entered into a Cloud Services Agreement (the “Agreement”) with SuperX AI Technology USA (the “Party B”). Pursuant to the Agreement, Party B shall provide to Party A: (a) cloud computing services - Party B delivers cloud computing resources to Party A utilizing a third party’s cloud infrastructure; (b) API access to large language models and AI models hosted on cloud platforms; and (c) value-added services including cloud architecture design and optimization, technical support and troubleshooting, billing and cost analysis, migration planning, security and compliance advisory, and related technical training. The service fees for the Agreement are US$4,800,000, payable monthly and the model and cloud resource discount rates apply to cumulative consumption up to the discount cap within each consecutive twelve (12) month period commencing from the service activation date. Party A retains full ownership of all data, content and information stored, processed or transmitted through the Services (“Customer Data”). Party B shall access Customer Data only to the extent necessary to perform its obligations and shall not use Customer Data for any other purpose. This Agreement becomes effective upon commencement of services. Unless either Party gives written non-renewal notice at least sixty (60) days before expiry, the term shall automatically renew for one (1) year. This Agreement terminates in the following circumstances, without liability to the other Party (provided that the terminating Party gives written notice): (a) dissolution of either Party (excluding reorganization, renaming or merger); (b) material breach by one Party entitling the other to terminate; (c) force majeure or mutual agreement; or (d) termination required by law. Unless otherwise agreed in this Agreement, neither Party may unilaterally terminate without cause during the term, failing which it shall bear liability for breach. Party A may terminate this Agreement upon thirty (30) days’ prior written notice, and shall pay all fees accrued through the effective date of termination (including used but unbilled amounts). Party B may terminate this Agreement upon thirty (30) days’ prior written notice, refunding any unused prepayments and remaining deposit (if any) within ten (10) days after the effective date of termination.

On April 24, 2026, the Company entered into Securities Purchase Agreements (the “Agreements”) with six non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers in a private placement for a total of 8,550,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $3.64 per share for an aggregate offering price of $31,122,000 (the “Private Placement”). The Private Placement will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

Principal Factors Affecting Our Financial Performance

The core focus of the Company’s furniture business today is entirely centered on our products, identifying a fashion-driven generational shift in the general perception and consumption of furniture, being more aware of actual consumer tastes and how best to fulfil and engage that need, and closely integrating product development alongside marketing results in appealing products that adheres to the scope of our target demographic of decision makers in the design, staging and retail fields. A process that is continually refined upon each release cycle, maintaining a singular, cohesive vision. In short, we have better identified our customers and how to cater to them – in the process gaining greater traction with every product launch considerably more so on an international level than ever previous. In addition, we have been developing AI software and platform-based services to provide our customers access to XMax’s artificial intelligence models through API-based (Application Programming Interface) services. These services are provided via our recently deployed AI platform, enabling the customer to integrate, distribute, and commercialize these capabilities globally under its own branding. Our platform supports high availability and scalable deployment, enabling customers to efficiently integrate advanced AI capabilities into their commercial applications. We believe these new strategies will provide us with significant long-term growth opportunities.

Significant factors that we believe could affect our operating results for our furniture business are: (i) prices of our furniture products to our domestic and international retailer and wholesaler customers and their markups to end consumers; (ii) general economic conditions in the U.S., Chinese, and other international markets; and (iii) trade war and tariffs imposed by the United States on products manufactured in China and other Asian countries where we purchase our products; and (iv) high interest rate, inflation and slow- down in real estate market. We believe most of our customers are willing to pay for our high quality and stylish products, timely delivery, and strong production capacity at price levels which we expect will allow us to maintain a relatively high gross profit margin for our products. We do not manufacture our products, but instead we utilize third-party manufacturers. In response to the tariffs imposed by the United States on products manufactured in China, we have been in the process of seeking and shifting a portion of our product manufacturing from third-party manufacturers located in China to third-party manufacturers located in other parts of Asia, such as Vietnam, India and/or Malaysia, countries with lower tariffs. However, due to the quality issue and recent increase of tariff announced by President Trump on products from India and other southeastern Asian countries, we still purchase most of our products from China. Implementation of a relocation of manufacturing (which by necessity includes an assessment of the factory’s ability to deliver the quantity of the product, in accordance with the Company’s specifications, and in accordance with the Company’s quality control requirements) is time-consuming and has a lot of uncertainties such as the increase of the tariff of the products from these countries, and only a small portion of suppliers manufacturing our products has been transitioned from China to Malaysia and India starting in 2020. Most of our manufacturing will continue to be performed in China because the good quality and the intellectual know-how necessary to manufacture certain products is not generally available in other Asian countries. Consumer preference trends favoring high quality and stylish products and lifestyle-based furniture suites should also allow us at least to maintain our gross profit margins. The markets in North America are challenging because such markets are experiencing a slow-down and may be entering a recession due to high interest rate and inflation.

Significant factors that we believe could affect our operating results for our AI software and platform-based service are:

(i) Customer adoption and retention of our newly developed AI software and platform-based services: our revenue growth depends on our ability to attract new customers to our artificial intelligence software and platform-based services. We measure customer adoption through key indicators such as the number of enterprise customers, annual recurring revenue, net dollar-based retention rates, and platform usage volumes. Customer adoption is influenced by the breadth and quality of our AI models and tools, the competitive landscape, and our ability to demonstrate measurable return on investment for our customers. We expect to continue to invest meaningfully in sales and marketing to drive further adoption, and there can be no assurance that such investments will result in proportionate increases in revenue.

(ii) Investment in research and development: our ability to maintain and extend our competitive position depends on our continued investment in research and development, including the development of new AI models, features, and platform capabilities. We have invested, and expect to continue to invest, significant resources in research and development. These investments may increase our operating expenses in the near term and may not yield the anticipated revenue or other benefits on a timely basis, or at all. We believe, however, that continued investment in innovation is essential to our long-term growth strategy.

(iii) Managing the costs of cloud computing infrastructure: our AI software and platform-based services require substantial cloud computing infrastructure, including graphics processing units and other specialized hardware, to train, deploy, and scale our AI models. The cost of compute resources represents a significant component of our cost of revenue and operating expenses. Fluctuations in the pricing and availability of cloud computing capacity may materially affect our gross margins and overall profitability. We seek to optimize our infrastructure costs through improved model efficiency, strategic partnerships with cloud service providers, and the negotiation of favorable pricing arrangements. Our ability to manage these costs effectively as we scale our platform will be a key determinant of our financial performance.

(iv) Competitive landscape for AI software and platform-based services and evolving regulatory landscape governing the development, deployment, and commercialization of artificial intelligence technologies.

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

The Company maintains an allowance for credit losses and records the allowance for credit losses as an offset to accounts receivable and the estimated credit losses charged to the allowance is classified as “General and administrative expenses” in the unaudited condensed consolidated statements of loss and comprehensive loss. The Company assesses collectability by reviewing accounts receivable on aging schedules because the accounts receivable were primarily consisted of receivables arising from product sales. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status, the age of the balances, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. Delinquent account balances are written-off against the allowance for expected credit loss after management has determined that the likelihood of collection is not probable.

We maintained an allowance for expected credit loss of $379 and $258 as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026 and 2025, expected credit losses provision was $121 and $287, respectively. As of March 31, 2026, we had gross receivable of $2,457,617 of which $2,424,846 was over 90 days past due.

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

XMax Inc. (formerly Nova Lifestyle, Inc.) and Diamond Bar are subject to U.S. federal and state income taxes. Nova BVI was incorporated in the BVI, Nova Samoa and Xmax Capital was incorporated in Samoa. Xmax Alpha Holdings Ltd, Xmax Beta Holdings Ltd, Xmax Delta Holdings Ltd and Xmas Sigma Holdings Ltd were incorporated in Caymen Island. There is no income tax for companies domiciled in the BVI, Cayman Islands and Samoa. Accordingly, the Company’s unaudited condensed consolidated financial statements do not present any income tax provisions related to the BVI, Cayman Islands and Samoa tax jurisdictions where Nova BVI, Nova Samoa, Xmax Capital, Xmax Alpha Holdings Ltd, Xmax Beta Holdings Ltd, Xmax Delta Holdings Ltd and Xmax Sigma Holdings Ltd are domiciled. Nova Malaysia is incorporated in Malaysia and ceased business operations. Nova Malaysia completed its de-registration with the Malaysian government in the first quarter of 2026.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For tax years beginning after December 31, 2025, the One Big Beautiful Bill Act renamed GILTI as net CFC tested income (“NCTI”) and modified the Section 951A calculation. For the quarter ended March 31, 2026, the Company has calculated its best estimate of the impact of NCTI, if any, in its income tax provision in accordance with applicable tax law and guidance available as of the date of this filing.

The Tax Cuts and Jobs Act of 2017 also amended IRC Section 174 to require specified research and experimental expenditures to be capitalized and amortized for tax years beginning after December 31, 2021. The One Big Beautiful Bill Act subsequently restored current expensing for domestic research and experimental expenditures paid or incurred in tax years beginning after December 31, 2024, while foreign research and experimental expenditures remain subject to capitalization and amortization over 15 years. For the three months ended March 31, 2026, the Company expensed current-year U.S. research and experimental expenditures for federal income tax purposes. The Company did not elect to accelerate the deduction of unamortized domestic research and experimental expenditures from prior years and continues to amortize such amounts over the remaining applicable amortization period. Since the Company’s research and experimental expenditures were incurred within the United States and the amount is immaterial, the Company does not anticipate a material impact to its income tax provision.

As of March 31, 2026 and December 31, 2025, the accumulated undistributed earnings generated by its foreign subsidiaries were approximately $21.7 million and $21.7 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, GILTI, or NCTI, as applicable. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of March 31, 2026, unrecognized tax benefits were approximately $0. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $0 as of March 31, 2026. As of March 31, 2025, unrecognized tax benefits were approximately $0. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $0 as of March 31, 2025.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the three months ended March 31, 2026 and 2025, is as follows:

Gross UTB
	2026	2025
Balance – January 1	-	-
Foreign exchange adjustment	-	-
Balance – December 31	$-	$-

As of March 31, 2026 and December 31, 2025, the Company had cumulatively accrued approximately $0 and $0 for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax (benefit)/expense, which totaled $0 and $0 for the three months ended March 31, 2026 and 2025, respectively; and $0 and $0 for the three months ended March 31, 2025, and 2024, respectively, related to the Company’s continuing operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

XMax Inc. (formerly Nova Lifestyle) and Diamond Bar are subject to U.S. federal and state income taxes and tax years 2020-2024 remain open to examination by tax authorities in the U.S.

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

Our sales policy allows for the return of product within the warranty period if the product is defective and the defects are our fault. As alternatives for the product return option, the customers have the option of asking us for a discount for products with quality issues, or of receiving replacement parts from us at no cost. The amount of reserves for return of products, the discount provided to the customers, and cost for the replacement parts were immaterial for the three months ended March 31, 2026 and 2025.

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

Foreign Currency Translation and Transactions

The accompanying unaudited consolidated financial statements are presented in United States Dollar (“$” or “USD”), which is also the functional currency of XMax Inc. (formerly Nova LifeStyle, Inc.), XMax Capital, XMax Alpha, XMax Beta, Nova Furniture, Nova Samoa, Diamond Bar, and i Design.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2026	-
December 31, 2025	RM4.06 to 1

Income statement and cash flow items
For the three months ended March 31, 2026	-
For the three months ended March 31, 2025	RM4.45 to 1

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

We concluded that we had one reportable segment under ASC 280 because Diamond Bar is a furniture distributor based in California focusing on customers in the US. Each of our subsidiaries is operated under the same senior management of our company, and we view the operations of Diamond Bar as a whole for making business decisions. Our long-lived assets are mainly property, plant and equipment located in the United States.

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

On July 4, 2025, the U.S. H.R.1, an act to provide for reconciliation pursuant to title II of H. Con. Res. 14. (the “OBBBA”) was enacted. The OBBBA introduces multiple tax law and other legislative changes, including modifications to income tax provisions such as domestic research and development expenses, capital expenditures, and U.S. taxation of international earnings; the repeal or acceleration of the sunset of certain tax credits under the 2022 Inflation Reduction Act and elimination of certain penalties for violations of certain regulatory credit programs. We have recognized the effects of the OBBBA provisions in our financial results to the extent they are applicable to the three months ended March 31, 2026. We will continue to evaluate the impact of these provisions on our 2026 and subsequent consolidated financial statements, including loss of certain regulatory credit sales tied to our products and changes to the costs of our products.

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

Recently Issued But Not Yet Adopted Accounting Pronouncements

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

In April 2026, the FASB issued ASU 2026-01—Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. The amendments in this Update clarify the initial measurement of paid-in-kind dividends on preferred stock that is classified within equity. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. An entity adopting the amendments in an interim reporting period should apply them as of the beginning of the annual reporting period that includes that interim reporting period. The Company is currently evaluating the impact that the adoption of ASU 2026-01 will have on its consolidated financial statement presentation or disclosures.

We do not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on our financial statement presentation or disclosures.

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

The following table sets forth the results of our operations for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026		2025
	$	% of Sales	$	% of Sales
Sales	$1,781,721		$2,635,718
Cost of sales	(899,252)	(50)%	(1,431,484)	(54)%
Gross profit	882,469	50%	1,204,234	46%
Operating expenses	(1,417,322)	(80)%	(1,397,594)	(53)%
Loss from operations	(534,853)	(30)%	(193,360)	(7)%
Other income (expenses), net	726,367	41%	(207,771)	(8)%
Income tax benefit (expense)	-	-%	62,260	2%
Net income (loss)	191,514	11%	(338,871)	(13)%

Sales

Sales for the three months ended March 31, 2026 were $1.78 million, a decrease of 32% from $2.64 million for the same period of 2025. This decrease in sales resulted primarily from 36.92% decrease in sales volume, while partially offset by 7.16% increase in average selling price. Our three largest selling product categories for the three months ended March 31, 2026 were sofa, beds and coffee tables, which accounted for approximately 58%, 11% and 10% of sales, respectively. For the three months ended March 31, 2025, the three largest selling categories were sofas, chairs and beds, which accounted for approximately 55%, 10% and 9% of sales, respectively.

The $0.86 million decrease in sales for the three months ended March 31, 2026, compared to the same period of 2025, was mainly due to decreased sales to North America. Sales to North America decreased by 32% to $1.78 million for the three months ended March 31, 2026, compared to $2.62 million for the same period of 2025, such decrease mainly due to decrease in sales volume by 37% from the customers in North America. Sales to other countries decreased by $0.02 million to $1,519 for the three months ended March 31, 2026, from $0.02 million for the same period of 2025, primary due to less sales order received from our customers in other countries.

Cost of Sales

Cost of sales consists primarily of costs of finished goods and materials purchased from third-party manufacturers. Total cost of sales decreased by 37% to $0.90 million for the three months ended March 31, 2026, compared to $1.43 million for the same period of 2025. Cost of sales as a percentage of sales decreased to 50% for the three months ended March 31, 2026, compared to 54% for the same period of 2025. The decrease in cost of sales in dollar term and in cost of sales as a percentage of sales are a result of selling more products with higher profit margins.

Gross Profit

Gross profit was $0.88 million for the three months ended March 31, 2026, compared to $1.20 million for the same period of 2025, representing a decrease in gross profit of $0.32 million. Our gross profit margin was 50% for the three months ended March 31, 2026, compared to 46% for the same period of 2025. The decrease in gross profit in dollar term was mainly due to a result of less sales. The increase in gross profit in percentage was mainly due to selling more products with higher profit margin.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses, and research and development. Operating expenses were $1.42 million for the three months ended December 31, 2026, compared to $1.40 million for the same period of 2025. Selling expenses increased by 13%, or $0.04 million, to $0.37 million for the three months ended March 31, 2026, from $0.33 million for the same period of 2025, primarily due to increased marketing and advertising expenses. Also, general and administrative expenses decreased by 2%, or $0.02 million, to $1.05 million for the three months ended March 31, 2026, from $1.07 million for the same period of 2025, primarily due to a decrease in accounting and auditing fee of $0.04 million and consulting fee of $0.11 million, while the decrease was partially offset by an increase in legal and professional fee of $0.08 million and travel expense of $0.02 million.

Other Income (Expenses), Net

Other income, net was $0.73 million for the three months ended March 31, 2026, compared to other expense, net of $0.21 million for the same period of 2025, representing an increase in other income of $0.94 million. The increase in other income was due primarily to an increase in unrealized gain of $0.79 million from the investment in the fund of Preamble.

Income Tax Benefit (Expense)

Income tax benefit (expense) was $0 and $62,260 for the three months ended March 31, 2026 and 2025, respectively. The income tax benefit for the three months ended March 31, 2026 was mainly due to unrealized gain of $0.79 million is non-taxable income for the three months ended March 31, 2026.

Net Income (Loss)

As a result of the foregoing, our net income was $0.19 million for the three months ended March 31, 2026, compared to $0.34 million of net loss for the same period of 2025.

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

We rely primarily on internally generated cash flow and available working capital to support growth. We may seek additional financing in the form of bank loans or other credit facilities or funds raised through offerings of our equity or debt, if and when we determine such offerings are required. As of March 31, 2026, we do not have any credit facilities. We believe that our current cash and cash equivalents and anticipated cash receipts from sales of products will be sufficient to meet our anticipated working capital requirements and capital expenditures for the next 12 months.

We had working capital of $18,187,987 at March 31, 2026, an increase of $8,798,031 from net working capital of $9,389,956 at December 31, 2025. The ratio of current assets to current liabilities was 12.99-to-1 at March 31, 2026.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2026 and 2025:

	2026	2025
Cash (used in) provided by:
Operating activities	$(641,744)	$(322,617)
Investing activities	(8,348,773)	-
Financing activities	12,193,432	282,133

Net cash used in operating activities was $0.64 million for the three months ended March 31, 2026, a decrease in cash outflow by $0.32 million from $0.32 million of cash used in operating activities for the same period of 2025.

The increase in cash outflow was attributable primarily to (i) a decrease in cash inflow of $0.21 million for inventory to $0.50 million cash inflow for the three months ended March 31, 2026, from $0.72 million cash inflow for the same period of 2025, such decrease in cash inflow being mainly due to we purchased less products from our suppliers due to reciprocal tariff took effective in April 2025; (ii) an increase in cash outflow of $0.26 million for other current assets to $0.08 million cash outflow for the three months ended March 31, 2026, from $0.19 million cash inflow for the same period of 2025, such increase in cash outflow being mainly due to we made prepayments to our service providers. The increase in operating cash outflow was partially offset by (i) increase in cash inflow of $0.25 million of accounts payable to cash outflow of $0.20 million for the three months ended March 31, 2026, from the accounts payable of cash outflow of $0.44 million for the same period of 2025, such increase in cash inflow being mainly due to purchase more products on credits; (ii) increase in cash inflow of $0.13 million of contract liabilities to cash inflow of $0.03 million for the three months ended March 31, 2026, from the contract liabilities of cash outflow of $0.10 million for the same period of 2025, such increase in cash inflow being primarily due to received more deposits from our customers; (iii) increase in cash inflow of $0.14 million of accrued liabilities and other payables to cash outflow of $0.45 million for the three months ended March 31, 2026, from the accrued liabilities and other payables of cash outflow of $0.60 million for the same period of 2025, such increase in cash inflow being primarily due to that we delayed payments to our service provides.

Net cash used in investing activities was $8.35 million for the three months ended March 31, 2026, an increase in cash outflow of $8.35 million from $0 million of cash used in investing activities for the same period of 2025. We incurred cash outflow of $5.30 million to loan to a third party and $3.05 million to invest into the funds of Preamble Capital LLC.

Net cash provided by financing activities was $12.20 million for the three months ended March 31, 2026, compared to $0.28 million for the same period of 2025. During the three months ended March 31, 2026, we issued stocks to investors with the net proceeds of $12.20 million. During the three months ended March 31, 2025, we sold one million shares of common stock with the proceeds of $0.50 million for our working capital, while we paid off one of loans from shareholder by issued 434,000 shares of our common stocks which was equivalent in the value of $0.22 million.

As of March 31, 2026, we had gross accounts receivable of $2,457,617 of which $32,718 was not yet past due, $53 was less than 90 days past due and $2,424,846 was more than 90 days past due. We had an allowance for expected credit losses of $379. As of May 7, 2026, 0.99% of accounts receivable outstanding as of March 31, 2026 had been collected. As of May 7, 2025, all of our accounts receivable outstanding at December 31, 2025 had been collected.

As of March 31, 2026 and December 31, 2025, we had advances to suppliers of $225,604 and $313,924, respectively. These supplier prepayments are made for goods before we actually receive them.

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

As of May 7, 2026, $225,604 or 100% and $313,924 or 100% of our advances to suppliers outstanding at March 31, 2026 and December 31, 2025 had been delivered to us in the form of purchases of furniture, respectively.

Other Long-Term Liabilities

As of March 31, 2026 and December 31, 2025, we recorded long-term taxes payable of nil million, consisting of an income tax payable of nil, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on our post-1986 foreign unremitted earnings, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

We elected to pay the one-time transition tax over the eight years commencing April 2018.

On November 18, 2025, the Company entered into a Convertible Promissory Note Purchase Agreement (the “Agreement”) with Billiongold Holding Limited, a company incorporated under the law of Hong Kong (the “Purchaser”). Pursuant to the Agreement, the Company sold a Convertible Promissory Note to the Purchaser with a principal amount of $5,000,000 (the “Note”). The Note will mature on the date that is thirty-six (36) months from the date that the purchase price of the Note is paid to the Company (the “Maturity Date”). The Note bears interest at the rate of 6% per annum, which is payable on Maturity Date. Any outstanding principal and interest on the Note may be converted to the shares of common stock of the Company at the holder’s option at a conversion price of $7.80 per share at any time until the total outstanding balance of the Note is paid. The Note was sold to the Purchaser pursuant to an exemption from registration under Regulation S, promulgated under the Securities Act of 1933, as amended.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2026. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5. Other Information

Insider Trading Arrangements

During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

XMax Inc.
(Registrant)

Date: May 15, 2026	By:	/s/ Xiaohua Lu
Xiaohua Lu, Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2026		/s/ Jeffery Chuang
Jeffery Chuang Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

