Form 10-Q
period 2026-06-30
XMax Inc.
filed 2026-08-14
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36259

XMAX INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0746568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6565 E. Washington Blvd. Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

(323) 888-9999
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	XMAX	Nasdaq Stock Market

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

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 64,523,426 shares of common stock outstanding as of August 12, 2026.

XMAX Inc.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of June 30, 2026 (unaudited) and December 31, 2025	1
	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the six months and three months ended June 30, 2026 and 2025 (unaudited)	3
	Condensed Consolidated Statements of Stockholders’ Equity for the six months and three months ended June 30, 2026 and 2025 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements for the six months and three months ended June 30, 2026 and 2025 (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	57
Item 4.	Controls and Procedures	57

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	58
Item 1A.	Risk Factors	58
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 5.	Other Information	58
Item 6.	Exhibits	58

	Signatures	59

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XMAX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

(Stated in US Dollars except for Number of Shares)

	June 30, 2026	December 31, 2025
	Unaudited	Audited
Assets

Current Assets
Cash and cash equivalents	$34,626,254	$6,708,340
Accounts receivable, net	3,192,175	2,445,245
Advance to suppliers	73,924	313,924
Inventories	1,935,880	2,163,437
Deposits to others	1,100,000	—
Loan to third party	5,434,170	—
Prepaid expenses	566,313	144,274
Other receivables	9,754	7,478

Total Current Assets	46,938,470	11,782,698

Noncurrent Assets
Plant, property and equipment, net	24,009	21,942
Operating lease right-of-use assets, net	252,125	594,801
Investment in fund	73,820,917	23,104,628
Lease deposit	43,260	43,260

Total Noncurrent Assets	74,140,311	23,764,631

Total Assets	$121,078,781	$35,547,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

XMAX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

(Stated in US Dollars except for Number of Shares)

	June 30, 2026	December 31, 2025
	Unaudited	Audited
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$475,310	$327,134
Operating lease liabilities, current	238,527	591,350
Finance lease liabilities - current	21,145	20,574
Advance from customers	189,466	58,786
Loan from shareholders	—	398,014
Accrued liabilities and other payables	701,472	943,312
Other loan	3,639	3,572
Security deposit	—	50,000

Total Current Liabilities	1,629,559	2,392,742

Noncurrent Liabilities
Other loan	135,260	137,117
Finance lease liabilities - non-current	9,158	19,876
Convertible notes	5,198,091	5,038,026
Deferred tax liability	7,809,615	-

Total Noncurrent Liabilities	13,152,124	5,195,019

Total Liabilities	14,781,683	7,587,761

Contingencies and Commitments

Stockholders’ Equity
Common stock, $0.001 par value; 5,000,000,000 shares authorized, 64,088,827 and 41,885,728 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	64,088	41,886
Additional paid-in capital	126,510,476	80,823,528
Accumulated other comprehensive income	512,744	504,247
Accumulated deficits	(20,790,210)	(53,410,093)

Total Stockholders’ Equity	106,297,098	27,959,568

Total Liabilities and Stockholders’ Equity	$121,078,781	$35,547,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

XMAX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025

Net Sales	$4,518,442	$5,191,941	$2,736,721	$2,556,223

Cost of Sales	2,545,706	2,703,660	1,646,454	1,272,176

Gross Profit	1,972,736	2,488,281	1,090,267	1,284,047

Operating Expenses
Selling expenses	659,904	636,775	290,479	309,179
General and administrative expenses	3,065,243	2,240,450	2,017,346	1,170,842
Research and development	—	910	—	520

Total Operating Expenses	3,725,147	2,878,135	2,307,825	1,480,541

Loss From Operations	(1,752,411)	(389,854)	(1,217,558)	(196,494)

Other Income (Expenses)
Non-operating (expense) income	(681,247)	77,269	(686,156)	376
Loss on impairment of goodwill	—	(218,606)	—	—
Unrealized gain	42,918,751	—	42,124,539	—
Foreign exchange transaction loss	(3,704)	(32,050)	(3,704)	(28,063)
Interest income (expense), net	19,997	(18,689)	55,065	(10,927)
Financial expense	(71,888)	(110,105)	(34,202)	(55,796)

Total Other (Expenses) Income, Net	42,181,909	(302,181)	41,455,542	(94,410)

Income (Loss) Before Income Taxes	40,429,498	(692,035)	40,237,984	(290,904)

Income Tax (Expense) Benefit	(7,809,615)	63,257	(7,809,615)	997

Net Income (Loss)	32,619,883	(628,778)	32,428,369	(289,907)

Other Comprehensive Income (Loss)
Foreign currency translation	8,497	(26,706)	8,497	(23,731)

Net Income (Loss) and Comprehensive Income (Loss)	32,628,380	(655,484)	32,436,866	(313,638)

Weighted average shares outstanding - Basic and Diluted	52,960,212	11,766,186	61,001,371	13,729,976

Net Income (loss) per share of common stock
Basic and Diluted	$0.62	$(0.05)	$0.53	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XMAX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

Three Months Ended June 30, 2026

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits)	Equity

Balance at beginning of period	53,531,228	$53,531	$93,011,758	$504,247	$(53,218,579)	$40,350,957

Stock issued to investors	10,557,599	10,557	33,498,718	-	-	33,509,275

Foreign currency translation income	-	-	-	8,497	-	8,497

Net income	-	-	-	-	32,428,369	32,428,369

Balance at end of period	64,088,827	$64,088	$126,510,476	$512,744	$(20,790,210)	$106,297,098

Three Months Ended June 30, 2025

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits)	Equity

Balance at beginning of period	13,708,822	$13,709	$56,572,145	$519,171	$(50,330,386)	$6,774,639

Stock issued to employees	1,500	1	1,469	-	-	1,470

Stock issued to consultants	62,500	63	84,187	-	-	84,250

Foreign currency translation loss	-	-	-	(23,731)	-	(23,731)

Net loss	-	-	-	-	(289,907)	(289,907)

Balance at end of period	13,772,822	$13,773	$56,657,801	$495,440	$(50,620,293)	$6,546,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

XMAX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

Six Months Ended June 30, 2026

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits)	Equity

Balance at beginning of period	41,885,728	$41,886	$80,823,528	$504,247	$(53,410,093)	$27,959,568

Stock issued to investors	22,203,099	22,202	45,686,948	-	-	45,709,150

Foreign currency translation income				8,497		8,497

Net income	-	-	-	-	32,619,883	32,619,883

Balance at end of period	64,088,827	$64,088	$126,510,476	$512,744	$(20,790,210)	$106,297,098

Six Months Ended June 30, 2025

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits)	Equity

Balance at beginning of period	7,301,206	$7,301	$52,585,582	$522,146	$(49,991,515)	$3,123,514

Stock issued to employees	3,000	3	2,938	-	-	2,941

Stock issued to consultants	125,000	126	167,374	-	-	167,500

Stock issued to creditor	434,000	434	216,566			217,000

Stock issued to suppliers	4,909,616	4,909	3,186,341	-	—	3,191,250

Stock issued to an investor	1,000,000	1,000	499,000			500,000

Foreign currency translation loss	-	-	-	(26,706)	-	(26,706)

Net loss	-	-	-	-	(628,778)	(628,778)

Balance at end of period	13,772,822	$13,773	$56,657,801	$495,440	$(50,620,293)	$6,546,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

XMAX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

	Six Months Ended June 30,
	2026	2025

Cash Flows From Operating Activities
Net income (loss)	$32,619,883	$(628,778)

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,204	32,058
Amortization of operating lease right-of-use assets	342,676	366,350
Write down of inventories	2,354	4,671
Stock based compensation expense to employee	—	167,501
Stock based compensation expense to non-employee	—	2,940
Unrealized gain	(42,918,751)	—
Loss on impairment of goodwill	—	218,606
Changes in deferred tax	7,809,615	-
Expected (reversal) of credit losses	85	(6)
Finance lease interest expense	943	-
Changes in operating assets and liabilities:
Accounts receivable	(747,014)	623
Advance to suppliers	240,000	5,224
Inventories	225,203	1,241,004
Prepaid expenses	(426,300)	—
Other current assets	(1,286,446)	64,373
Operating lease liabilities	(352,823)	(374,839)
Accounts payable	148,176	(569,402)
Contract liabilities	130,680	(69,088)
Accrued liabilities and other payables	(81,782)	(628,084)
Taxes payable	—	(63,257)

Net Cash Used in Operating Activities	(4,289,297)	(230,104)

Cash Flows From Investing Activities
Acquisition of fixed assets	(6,352)	—
Loan to third party	(5,300,000)	—
Investment in fund of Preamble Capital LLC	(7,797,538)	—

Net Cash Used in Investing Activities	(13,103,890)	—

Cash Flows From Financing Activities
Repayment to loan from shareholder	(398,014)	(217,000)
Repayment to SBA loan	(1,790)	(1,726)
Proceed from loan from shareholder	—	200,000
Principal payment of finance lease liabilities	(10,147)	—
Interest paid on finance lease liabilities	(943)	—
Proceed from issuing common stocks	45,709,150	500,000

Net Cash Provided by Financing Activities	45,298,256	481,274

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$12,845	$55,753

Net Increase in Cash and Cash Equivalents	27,917,914	306,923

Cash and Cash Equivalents, Beginning of Period	6,708,340	161,902

Cash and Cash Equivalents, Ending of Period	$34,626,254	$468,825

Supplemental Disclosure of Cash Flow Information

Continuing operations:
Cash paid during period for:
Income tax paid	$—	$—
Interest expense	$174,361	$18,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

XMAX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

Note 1 - Organization and Description of Business

Organization and Business

XMax Inc. (“XMAX” or the “Company”), formerly known as Nova LifeStyle, Inc. or Stevens Resources, Inc., was incorporated in the State of Nevada on September 9, 2009.

The Company is a U.S. holding company with no material assets other than the ownership interests of its subsidiaries through which it markets, designs and sells furniture worldwide: Nova Furniture Limited domiciled in the British Virgin Islands (“Nova Furniture”), Nova Furniture Ltd. domiciled in Samoa (“Nova Samoa”), Diamond Bar Outdoors, Inc. domiciled in California (“Diamond Bar”), i Design Blockchain Technology, Inc. domiciled in California (“i Design”), Nova Living (M) SDN. BHD. domiciled in Malaysia (“Nova Malaysia”), XMax AI, Inc. domiciled in Nevada (“XMax AI”), Elonx AI Holdings PTE. LTD. domiciled in Singapore (“Elonx AI”), Xmax Capital Ltd. domiciled in Samoa (“Xmax Samoa”), Xmax Alpha Holdings Ltd. domiciled in Cayman Islands (“Xmax Alpha”), Xmax Beta Holdings Ltd. domiciled in Cayman Island (“Xmax Beta”), Xmax Delta Holdings Ltd. domiciled in Cayman Islands (“Xmax Delta) and Xmax Sigma Holdings Ltd. domiciled in Cayman Islands (“Xmax Sigma). The Company had three former subsidiaries Bright Swallow International Group Limited domiciled in Hong Kong (“Bright Swallow” or “BSI”) which was sold in January 2020, Nova Furniture Macao Commercial Offshore Limited domiciled in Macao (“Nova Macao”) which was de-registered and liquidated in January 2021 and Nova Living (HK) Group Limited domiciled in Hong Kong (“Nova HK”) which was de-registered and liquidated in February 2023.

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

On April 1, 2026, the Company incorporate XMax AI, Inc. in Nevada (“XMax AI”). On June 4, 2026, the Company incorporate Elonx AI Holdings PTE. LTD in Singapore (“Elonx AI”). Both subsidiaries’ primary business is the provision of enterprise AI infrastructure and Model-as-a-Service (MaaS) solutions, enabling businesses to integrate large language model capabilities into their core operations through cloud-based inference APIs. Their services include enterprise AI APIs, technical support, and AI infrastructure for applications such as intelligent customer service, knowledge management, workflow automation, AI agents, long-context retrieval-augmented generation (RAG), AI coding assistants, multimodal content generation, and AI-powered research and search. Revenues are generated based on customers’ actual compute usage, and the Company does not engage in token trading, exchange, or market-making activities.

The “Company,” “XMax,” “we,” “us,” and “Nova” collectively refer to XMax Inc., formerly known as Nova LifeStyle, the U.S. parent, and its subsidiaries, Nova Furniture, Nova Samoa, Diamond Bar, i Design, Nova Malaysia, XMax AI, Elonx AI, Xmax Samoa, Xmax Alpha Holdings Ltd, Xmax Beta Holdings Ltd, Xmax Delta Holdings Ltd and Xmax Sigma Holdings Ltd.

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

The goodwill write-down was reflected as an impairment loss, $218,606, in non-operating expenses in the condensed consolidated statement of loss and comprehensive loss for the six months end June 30, 2025; and nil in non-operating expenses in the condensed consolidated statement of loss and comprehensive loss for the three months end June 30, 2026, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash at banks and mutual funds that are readily convertible into known amounts of cash, are subject to an insignificant risk of changes in value.

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

The Company maintains an allowance for credit losses and records the allowance for credit losses as an offset to accounts receivable and the estimated credit losses charged to the allowance is classified as “General and administrative expenses” in the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss). The Company assesses collectability by reviewing accounts receivable on aging schedules because the accounts receivable were primarily consisted of receivables arising from product sales. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status, the age of the balances, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. Delinquent account balances are written-off against the allowance for expected credit loss after management has determined that the likelihood of collection is not probable.

Accounts receivable consisted of the following as of the date indicated:

	As of June 30, 2026	As of December 31, 2025

Accounts receivable	$3,192,518	2,445,503
Less: Allowance for credit losses	(343)	(258)
Total accounts receivable, net	$3,192,175	2,445,245

Expected credit losses (reversal) provision consisted for the following as of the dated indicated:

	For the six months period ended	For the year ended
	June 30, 2025	December 31, 2025

Balance – January 1	$258	367
Expected (reversal) of credit losses	85	(109)
Balance – June 30 / December 31	$343	258

The expected credit (reversal) losses provision for the six months ended June 30, 2026 and 2025 was $85 and ($6), respectively; and ($36) and ($293) for the three months ended June 30, 2026 and 2025, respectively.

Advances to Suppliers

Advances to suppliers represent amounts paid to suppliers in advance for goods that are yet to be delivered and from which future economic benefits are expected to flow to the Company within the normal operating cycle. Based on its historical record and in normal circumstances, the Company receives goods within 4 to 6 months from the date the advance payment is made. During the six months ended June 30, 2026 and December 31, 2025, no provision was made on advances to suppliers.

Inventories

Inventories consist of finished goods. Inventory costs include the purchase price and other expenditures that are directly attributable to bringing the inventories to their present location and condition. Cost of inventories are computed using the weighted average cost method. Inventories are written down to estimated net realizable value, which considers historical usage, expected demand, anticipated sales price, and other factors. The Company periodically reviews its inventories for excess or slow-moving items and makes provisions as necessary to properly reflect inventory value. For the six months ended June 30, 2026 and 2025, the Company wrote down $2,354 and $4,671 of slow-moving inventory, respectively; and nil and $990 for the three months ended June 30, 2026 and 2025, respectively. The inventory write-down is included in “Cost of Sales” from operations in the condensed consolidated statements of income (loss) and comprehensive income (loss).

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

Investment in Funds (Non-Marketable Investments)

For the six months ended June 30, 2026 and December 31, 2025, the Company invested $31.31 million and $22.82 million, respectively, in Preamble Capital LLC as equity investment, without significant influence and control, are classified as investment in fund and as level 3 the fair-value hierarchy. In making these estimates, the Company utilized valuation methods based on information available, including the most current purchasing prices and observable transactions such as new offerings. For the six months ended June 30, 2026 and 2025 an unrealized gain of approximately $42.92 million and nil, respectively; and $42.12 million and nil for the three months ended June 30, 2026 and 2025, respectively was recorded in “Other expense, net” in our unaudited condensed consolidated statement of income (loss) and comprehensive income (loss).

As of June 30, 2026 and December 31, 2025, these funds measured at fair value were $73.82 million and $23.10 million, respectively, with changes recognized in “Other expenses, net” on our unaudited condensed consolidated statements of income (loss) and comprehensive income (loss). These funds are classified as level 3 the fair-value hierarchy. These non-marketable investments are included in “Investment in fund” on our condensed consolidated balance sheets.

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

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Since 2023, the Company through Nova Malaysia has been developing Virtual and Augmented reality software and AI system for potential consulting business. In addition, since 2024, the Company acquired IT systems for AI-Calculation Engine, Nova Living DesignXperience System and Payment IT System which were integrated into our current IT system. The entire system was far from complete as it required to integrate with other components in order to be functional and it was not in operation and was eventually abandoned due to the close down of the business of Nova Malaysia. Research and development expenses were $910 and $520 for the six and three months ended June 30, 2025, respectively.

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

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax expense for the six and three months ended June 30, 2026 is $7,809,615, and is mainly attributable to deferred tax expense recognized on the unrealized gain in the Preamble investment. The income tax benefit for the six and three months ended June 30, 2025 is $63,257 and $997, respectively, and is mainly due to true up the tax deduction wrote off Jade mts for inventory impairment over the prior years in Nova Malaysia.

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

XMax Inc. (formerly Nova Lifestyle, Inc.), Diamond Bar Outdoors, Inc. (“Diamond Bar”), and XMax AI Inc. are subject to U.S. federal and state income taxes. Nova Furniture Limited was incorporated in the British Virgin Islands; Nova Furniture Ltd. and Xmax Capital Ltd. were incorporated in Samoa; and Xmax Alpha Holdings Ltd., Xmax Beta Holdings Ltd., Xmax Delta Holdings Ltd., and Xmax Sigma Holdings Ltd. were incorporated in the Cayman Islands. There is no income tax for companies domiciled in the British Virgin Islands, Samoa, or the Cayman Islands. Accordingly, the Company’s consolidated financial statements do not present any income tax provision related to the British Virgin Islands, Samoa, or Cayman Islands tax jurisdictions where these entities are domiciled. Elonz AI Holdings Pte. Ltd. was incorporated in Singapore during the second quarter of 2026 and is subject to Singapore corporate income tax. Accordingly, the Company records a Singapore income tax provision, when applicable. Nova Living Ltd. was incorporated in Malaysia and ceased business operations; the entity completed its de-registration with the Malaysian government in the first quarter of 2026.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For tax years beginning after December 31, 2025, the One Big Beautiful Bill Act renamed GILTI as net CFC tested income (“NCTI”) and modified the Section 951A calculation. For the quarter ended June 30, 2026, the Company has calculated its best estimate of the impact of NCTI, if any, in its income tax provision in accordance with applicable tax law and guidance available as of the date of this filing.

The Tax Cuts and Jobs Act of 2017 also amended IRC Section 174 to require specified research and experimental expenditures to be capitalized and amortized for tax years beginning after December 31, 2021. The One Big Beautiful Bill Act subsequently restored current expensing for domestic research and experimental expenditures paid or incurred in tax years beginning after December 31, 2024, while foreign research and experimental expenditures remain subject to capitalization and amortization over 15 years. For the six months ended June 30, 2026, the Company expensed current-year U.S. research and experimental expenditures for federal income tax purposes. The Company did not elect to accelerate the deduction of unamortized domestic research and experimental expenditures from prior years and continues to amortize such amounts over the remaining applicable amortization period. Since the Company’s research and experimental expenditures were incurred within the United States and the amount is immaterial, the Company does not anticipate a material impact to its income tax provision.

As of June 30, 2026 and December 31, 2025, the accumulated undistributed earnings generated by its foreign subsidiaries were approximately $21.8 million and $21.7 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, GILTI, or NCTI, as applicable. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of June 30, 2026, unrecognized tax benefits were approximately nil. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was nil as of June 30, 2026. As of June 30, 2025, unrecognized tax benefits were approximately nil. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was nil as of June 30, 2025.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the six months ended June 30, 2026 and 2025, is as follows:

Gross UTB
	2026	2025
Balance – January 1	-	-
Foreign exchange adjustment	-	-
Balance – June 30	$-	$-

As of June 30, 2026 and December 31, 2025, the Company had cumulatively accrued approximately nil and nil for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax (benefit)/expense, which totaled nil and nil for the six months ended June 30, 2026 and 2025, respectively; and nil and nil for the three months ended June 30, 2026, and 2025, respectively, related to the Company’s continuing operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

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

The Company derives its revenues primarily from two business segments to (i) sales of residential and commercial furniture, and (ii) provide API-based (Application Programming Interface) services.

Sales of residential and commercial furniture

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

The Company’s sales policy allows for product returns within the warranty period if the product is defective and the defects are the Company’s fault. As alternatives to the product return option, the customers have the option of requesting a discount from the Company for products with quality issues or of receiving replacement parts from the Company at no cost. The amount for product returns, the discount provided to the Company’s customers, and the costs for replacement parts were immaterial for the three months ended June 30, 2026 and 2025.

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

API-based services revenue

API-based service revenue primarily consists of service income from providing via our recently deployed AI platform, enabling the customer to integrate, distribute, and commercialize these capabilities globally under its own branding. Our platform supports high availability and scalable deployment, enabling customers to efficiently integrate advanced AI capabilities into their commercial applications. The Company acts as the principal in these arrangements as it maintains control over the platform, establishes pricing, and bears the primary responsibility for service fulfillment. Transaction prices are determined based on the total consideration specified in the contracts, net of any volume discounts or price concessions.

The Company offers these services through two primary billing models: (1) a usage-based (post-paid) model, where customers are billed based on actual monthly API consumption, and (2) a prepaid model, where customers purchase usage limits upfront. For the prepaid model, upfront payments are initially recorded as deferred revenue (contract liabilities). Under both models, revenue is recognized over time as the underlying API services are continuously rendered and consumed by the customer. Pursuant to certain contract terms, upon contract expiration or early termination, any unearned remaining balance of customer deposits is calculated and refunded to the customer within the timeframe specified in the applicable contract.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by product or service type:

	For six months ended June 30		Three Month Ended June 30
	2026	2025	2026	2025
Revenue from sales
Residential and commercial furniture	$3,420,512	$5,191,941	$1,638,791	$2,556,223
API-based services	1,097,930	-	1,097,930	-
Total revenues	$4,518,442	$5,191,941	$2,736,721	$2,556,223

Cost of Sales

Cost of sales consists of costs of finished goods purchased from third-party manufacturers, write-downs of inventory and API-based fee.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the six months ended June 30, 2026 and 2025, shipping and handling costs (credits) were nil and ($277) respectively; and nil and ($1,756) for the three months ended June 30, 2026 and 2025, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense was $183,858 and $103,720 for the six months ended June 30, 2026 and 2025, respectively; and $81,872 and $88,340 for the three months ended June 30, 2026 and 2025, respectively.

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

The following table presents a reconciliation of basic and diluted loss per share for the six and three months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025

Net income (loss)	$32,619,883	$(628,778)	$32,428,369	$(289,907)

Weighted average shares outstanding – Basic and Diluted *	52,960,212	11,766,186	61,001,371	13,729,976

Net income (loss) per share of common stock
Basic and Diluted	$0.62	$(0.05)	$0.53	(0.02)

*	Including 0 and 1,500 shares that were granted and vested but not yet issued for the six months ended June 30, 2026 and 2025, respectively; and 0 and 1500 shares for the three months ended June 30, 2026 and 2025, respectively.

For the six and three months ended June 30, 2026 and 2025, 0 and 1,500 shares of unvested restricted stock and 245,192 shares exercisable under warrants were excluded from the EPS calculation, as their effect were anti-dilutive, respectively.

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

The following table sets forth information as to the Company’s customers that accounted for 10% or more of the Company’s sales and accounts receivable for the six and three months ended June 30, 2026 and 2025.

Six Months Ended June 30, 2026		As of June 30, 2026
Customer	Percentage of Total Sales	Percentage of accounts receivable
A	2%	-%
B	13%	7%
C	10%	14%

Six Months Ended June 30, 2025		As of June 30, 2025
Customer	Percentage of Total Sales	Percentage of accounts receivable
A	7%	-%
B	-%	-%
C	-%	-%

Three Months Ended June 30, 2026		As of June 30, 2026
Customer	Percentage of Total Sales	Percentage of accounts receivable
A	5%	-%
B	21%	9%
C	17%	19%

Three Months Ended June 31, 2025		As of June 30, 2025
Customer	Percentage of Total Sales	Percentage of accounts receivable
A	10%	-%
B	-%	-%
C	-%	-%

Two customers accounted for 23% (13% and 10%) of the Company’s sales for the six months ended June 30, 2026 and no customer accounted for 10% or more of the Company’s sales for the six months ended June 30, 2025.

Two customers accounted for 38% (21% and 17%) of the Company’s sales for the three months ended June 30, 2026 and one customer accounted for 10% of the Company’s sales for the three months ended June 30, 2025.

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases, accounts payable and advance to suppliers for the six and three months ended June 30, 2026 and 2025.

Six Months Ended June 30, 2026		As of June 30, 2026	As of June 30, 2026
Supplier	Percentage of Total Purchases	Balance of Accounts Payable	Balance of Advance to Supplier
A	19%	$13,130	-
B	5%	11,317	-
C	7%	10,785	-
D	27%	269,973	-

Six Months Ended June 30, 2025		As of June 30, 2025	As of June 30, 2025
Supplier	Percentage of Total Purchases	Balance of Accounts Payable	Balance of Advance to Supplier
A	14%	$-	-
B	5%	-	-
C	10%	14,970	-
D	-%	-	-

Three Months Ended June 30, 2026		As of June 30, 2026	As of June 30, 2026
Supplier	Percentage of Total Purchases	Balance of Accounts Payable	Balance of Advance to Supplier
A	16%	$13,130	-
B	5%	11,317	-
C	2%	10,785	-
D	42%	269,973	-

Three Months Ended June 30, 2025		As of June 30, 2025	As of June 30, 2025
Supplier	Percentage of Total Purchases	Balance of Accounts Payable	Balance of Advance to Supplier
A	12%	$-	-
B	8%	-	-
C	17%	14,970	-
D	-%	-	-

The Company purchased its products from two and two major vendors during the six months ended June 30, 2026 and 2025, respectively, accounting for a total of 46% (19% and 27%) for 2026 and 24% (14% and 10%) for 2025 of the Company’s purchases, respectively.

The Company purchased its products from two and two major vendors during the three months ended June 30, 2026 and 2025, respectively, accounting for a total of 58% (16% and 42%) for 2026 and 29% (12% and 17%) for 2025 of the Company’s purchases, respectively.

Accounts payable to these major vendors were $283,103 and $14,970 as of June 30, 2026 and 2025, respectively.

Advances made to these major vendors were nil as of June 30, 2026 and 2025, respectively.

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

The Company’s subsidiaries with operations in Singapore and Malaysia use their local currency, the Singapore Doller (“SGD”) and Malaysian Ringgit (“RM”), as their functional currency. The entities’ functional currencies are the currency of the primary economic environment in which they operate, which are the currencies of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2026	-
December 31, 2025	RM 4.06 to 1

Income Statement and cash flow items
For the six months ended June 30, 2026	-
For the six months ended June 30, 2025	RM 4.38 to 1

Translation of amounts from SGD into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2026	SGD 1.29 to 1
December 31, 2025	-

Income Statement and cash flow items
For the six months ended June 30, 2026	SDG 1.28 to 1
For the six months ended June 30, 2025	-

Segment Reporting

An operating segment is a component of the Company that engages in business activities from which it may earn revenue and incur expenses and is identified on the basis of the internal financial reports that are provided to and regularly reviewed by the Company’s chief operating decision maker in order to allocate resources and assess performance of the segment.

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company’s revenue segments have similar economic characteristics and they are managed as a single business unit. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s CODM has been identified as the chief executive officer (the “CEO”), who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on management’s assessment, the Company has determined that it has three operating segments as defined by ASC 280, including sale of residential and commercial furniture, API-based services and others.

All of the Company’s long-lived assets are mainly property, plant and equipment located in the United States.

Sales to customers by geographic area are determined by reference to the physical product shipment delivery locations requested by the customers. For example, if the products are delivered to a customer in the United States, the sales are recorded as generated in the United States; if the customer directs us to ship its products to China, the sales are recorded as sold in China. The Geographical Analysis is disclosed in Note 16.

The following tables present summary information by segment for the six months ended June 30, 2026 and 2025, respectively:

	For the six months ended June 30, 2026
	Sale of residential and commercial furniture	API-based service	Others		Total
Sales	$3,420,512	1,097,930		$-	$4,518,442
Cost of sales	1,349,204	1,196,502		-	2,545,706
Operating expense	1,834,593	507,244		1,383,310	3,725,147
Income (loss) from operations	236,715	(605,816)		(1,383,310)	(1,752,411)
Other (expense) income, net	(72,611)	(3,704)		42,258,224	42,181,909
Income tax expense	-	-		7,809,615	7,809,615
Net income (loss)	$164,104	(609,520)		$33,065,299	$32,619,883
Capital expenditure	$-	6,352	$		$6,352
Total reportable assets	$5,030,892	4,084,726		$111,963,163	$121,078,781

	For the six months ended June 30, 2025
	Sale of residential and commercial furniture	API-based service	Others	Total
Sales	$5,191,941	-	$-	$5,191,941
Cost of sales	2,703,660	-	-	2,703,660
Operating expense	1,798,439	-	1,079,696	2,878,135
Income (loss) from operations	689,842	-	(1,079,696)	(389,854)
Other expenses, net	(287,447)	-	(14,734)	(302,181)
Income tax benefit	63,257	-	-	63,257
Net income (loss)	$465,652	-	$(1,094,430)	$(628,778)
Capital expenditure	$-	-	$-	$-
Total reportable assets	$9,994,988	-	$25,552,341	$35,547,329

The following tables present summary information by segment for the three months ended June 30, 2026 and 2025, respectively:

	For the three months ended June 30, 2026
	Sale of residential and commercial furniture	API-based service	Others		Total
Sales	$1,638,791	1,097,930	$		$2,736,721
Cost of sales	449,952	1,196,502		-	1,646,454
Operating expense	874,716	507,244		925,865	2,307,825
Income from operations	314,123	(605,816)		(925,865)	(1,217,558)
Other income, net	(34,024)	(3,704)		41,493,270	41,455,542
Income tax expense				7,809,615	7,809,615
Net income (loss)	$280,099	(609,520)		$32,757,790	$32,428,369
Capital expenditure	$-	6,352		$-	$6,352
Total reportable assets	$5,030,892	4,084,726		$111,963,163	$121,078,781

	For the three months ended June 30, 2025
	Sale of residential and commercial furniture	API-based service	Others	Total
Sales	$2,556,223	-	$-	$2,556,223
Cost of sales	1,272,176	-	-	1,272,176
Operating expense	882,149	-	598,392	1,480,541
Income (loss) from operations	401,898	-	(598,392)	(196,494)
Other income, net	(85,395)	-	(9,015)	(94,410)
Income tax expense (benefit)	997	-	-	997
Net income (loss)	$317,500	-	$(607,407)	$(289,907)
Capital expenditure	$-	-	$-	$-
Total reportable assets	$9,994,988	-	$25,552,341	$35,547,329

For the six and three months ended June 30, 2026 and 2025, and as of June 30, 2026 and 2025, substantial portion of the Company’s assets are located in the United States and substantial portion of the revenue was derived from customers located in the United States.

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

Right-of-use of assets

The Company recognizes right-of-use assets at the commencement date of the lease (i.e. the date the underlying asset is available for use). Right-of-use assets are measured at cost, less any accumulated depreciation and impairment losses and adjusted for any remeasurement of lease liabilities. The cost of right-of-use assets includes the amount of lease liabilities recognized, initial direct costs incurred, and lease payments made at or before the commencement date less any lease incentives received. Right-of-use assets are depreciated on a straight-line basis over the shorter of the lease term and the estimated useful lives of the assets. All right-of-use assets are reviewed for impairment annually. There was no impairment for right-of-use lease assets for the six months ended June 30, 2026 and December 31, 2025.

Lease liabilities

Lease liability is initially measured at the present value of the outstanding lease payments at the commencement date, discounted using the Company’s incremental borrowing rate. Lease payments included in the measurement of the lease liability comprise fixed lease payments, variable lease payments that depend on an index or a rate, amounts expected to be payable under a residual value guarantee and any exercise price under a purchase option that the Company is reasonably certain to exercise. Lease liability is measured at amortized cost using the effective interest rate method. It is re-measured when there is a change in future lease payments, if there is a change in the estimate of the amount expected to be payable under a residual value

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the consolidated balance sheets at June 30, 2026 and December 31, 2025.

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

Advances are recorded as a contract liability at the time of receipt. The Company recognizes these advances as revenue when (or as) the Company satisfies its performance obligations under the terms of the contract. The Company evaluates the timing of satisfaction (point-in-time vs. over-time) based on the transfer of control to the customer. The Company’s contract liabilities amounted to $189,466 and $58,786 as of June 30, 2026 and December 31, 2025, respectively. The Company expects to recognize this balance as revenue over the next 12 months.

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

On July 4, 2025, the U.S. H.R.1, an act to provide for reconciliation pursuant to title II of H. Con. Res. 14. (the “OBBBA”) was enacted. The OBBBA introduces multiple tax law and other legislative changes, including modifications to income tax provisions such as domestic research and development expenses, capital expenditures, and U.S. taxation of international earnings; the repeal or acceleration of the sunset of certain tax credits under the 2022 Inflation Reduction Act and elimination of certain penalties for violations of certain regulatory credit programs. We have recognized the effects of the OBBBA provisions in our financial results to the extent they are applicable to the three months ended June 30, 2026. We will continue to evaluate the impact of these provisions on our 2026 and subsequent consolidated financial statements, including loss of certain regulatory credit sales tied to our products and changes to the costs of our products.

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

Note 3 - Inventories

The inventories as of June 30, 2026 and December 31, 2025 totaled $1,935,880 and $2,163,437, respectively, and consisted entirely of finished goods.

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow-moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the six months ended June 30, 2026 and 2025, the Company wrote-down (reversed) $2,354 and $4,671 of slow-moving inventory, respectively; and nil and $990 of slowing-moving inventory for the three months ended June 30, 2026 and 2025, respectively. The inventory write-down is included in “Cost of Sales” in the consolidated statements of loss and comprehensive loss.

Note 4 – Deposits to Others

On April 6, 2026, XMax AI Inc. entered into a one-year term of cloud service contract with a service providing company to using its AWS products and cloud service provided by AWS. The contract was effective from June 3, 2026 to June 2, 2027. During the six and three months ended June 30, 2026, the Company made $100,000 to the consultant and record it as deposit to others on the current assets.

On April 22, 2026, XMax AI Inc. entered into a cloud service agreement for AWS-based cloud computing and AI model API access with a service providing company. The contract was effective from April 22, 2026. Prior to service activation, the Company paid a refundable performance deposit of $400,000, which is held by the service provider to offset overdue balances or damages, if any. The remaining deposit is refundable upon agreement termination without interest. As of June 30, 2026, the deposit was recorded as deposit to others on the condensed consolidated balance sheet.

On June 11, 2026, XMax AI Inc. entered into a one-year term of cloud service contract with a service providing company to using its AWS products and cloud service provided by AWS. The contract was effective from June 1, 2026 to May 31, 2027. The Company recorded $100,000 on the current assets as deposit to others. During six and three months ended June 30, 2026, the Company made $100,000 to the consultant and record it as deposit to others on the current assets.

On June 24, 2026, the Company entered into a term sheet for the principal terms of a proposed joint venture transaction to acquire 68% of the issued shares of a company that is owned by two professors for $4.00 million. The Company made $500,000 to the company upon execution of the term sheet and record it as deposits to others on the current assets.

Note 5 – Plant, property and Equipment, Net

As of June 30, 2026 and 2025, Plant, property and equipment consisted of the following:

	As of June 30, 2026	As of December 31, 2025
Computer and office equipment	$195,442	$195,826
Decoration and renovation	43,400	43,400
	238,842	239,226
Less: accumulated depreciation	(214,833)	(217,284)
	$24,009	$21,942

On October 1, 2025, Nova Malaysia abandoned its entire fixed assets of 819,649 Malaysia Ringgit ($191,466) without cash consideration.

On June 23, 2026, the Company acquired computers for $6,352 in equivalent to SGD 8,115 for office use. During six and three months ended June 30, 2026, DBO disposed office equipment for $2,615.

Depreciation expense was $4,204 and $30,717 for the six months ended June 30, 2026 and 2025, respectively; and $1,062 and $14,881 for the three months ended June 30, 2026 and 2025, respectively.

Note 6 – Intangible Assets

As of June 30, 2026 and December 31, 2025, intangible assets consisted of the following:

	As of June 30, 2026	As of December 31, 2025
Accounting software	$26,800	$26,800
Less: accumulated amortization	(26,800)	(26,800)
	$-	$-

Amortization expense was nil and $1,341 for the six and three months ended June 30, 2026 and 2025, respectively; and nil and $1,341 for the three months ended June 30, 2026 and 2025, respectively.

Note 7 – Investment in Fund

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

On April 17, 2026, Preamble X Capital I entered into a Subscription Agreement with a private investment fund (the “Fund”). Pursuant to the Agreement, Preamble X Capital I subscribed for approximately a 3.680% interest in the Fund for an aggregate amount of $5,350,000 (the “Transaction”), which amount the Fund invested and acquired beneficially 258,051 shares of Class A Common Stock of Space Exploration Technologies Corp., a Texas corporation (“SpaceX”). On April 20, 2026, Preamble X Capital I completed the Transaction.

In making these estimates, the company utilized valuation methods based on information available, including the most current purchasing prices and observable transactions such as new offerings. For the six and three months ended June 30, 2026, A unrealized gain of approximately $42.92 million and $42.12 million was recorded in “Other income (expense), net” in our unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) loss, respectively.

As of June 30, 2026 and December 31, 2025, these funds measured at fair value were $73.82 million and $23.10 million, respectively, with changes recognized in “Other income (expense), net” on our unaudited condensed consolidated statements of income (loss) and comprehensive income (loss). These funds are classified as level 3 the fair-value hierarchy. These non-marketable investments are included in Investment in fund on our condensed consolidated balance sheets.

Note 8 – Advance to Suppliers

The Company makes advances to certain vendors for inventory purchases. The advances on inventory purchases were $73,924 and $313,924 as of June 30, 2026 and December 31, 2025, respectively. No impairment charges were made on advance to suppliers for the six months ended June 30, 2026 and the twelve months ended December 31, 2025.

Note 9 – Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables consisted of the following as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026	As of December 31, 2025

Prepaid expenses	$566,313	$144,274
Other receivables	9,754	7,478
	$576,067	$151,752

As of June 30, 2026 and December 31, 2025, prepaid expenses and other receivables mainly represented prepaid insurance, prepaid rent, refund receivable from suppliers, prepaid advertising expense, prepayment to API service and Celero and Cardknox account balances.

Note 10 – Loan to Third Party

On January 28, 2026, the Company entered into a loan agreement with a company incorporated in Hong Kong. Pursuant to the Loan Agreement, the Company agreed to provide the borrower with a loan in an aggregate principal amount of $5.3 million. The loan bears interest at a rate equal to 6% per annum and matures on the date that is one year from the funding date of the loan. The loan agreement contains customary representations and warranties, and events of default. For the six and three months ended June 30, 2026, the Company recorded $134,170 and $79,282 as interest income.

Note 11 – Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026	As of December 31, 2025

Other payables	$257,805	$563,602
Payable to API-based service providers	200,000	-
Salary payable	5,487	4,750
Financed insurance premiums	182,622	66,767
Auditing fee	-	200,000
Warranty liability	39,503	32,000
Accrued commission	803	603
Accrued expenses, others	15,252	75,590
	$701,472	$943,312

As of June 30, 2026 and December 31, 2025, other accrued expenses mainly included legal and professional fees and utilities. Other payables represented balance on credit card, other taxes payable, 401(k) payable and payable for marketing, shipping, director and showroom.

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

Note 12 – Other Loan

On June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. The Loan, which was in the form of a promissory note dated June 19, 2020, matures on June 19, 2050 and bears interest at a rate of 3.75% per annum, payable monthly beginning 12 months from the date of the promissory note. Funds from the Loan may only be used for working capital. The loan was secured by all tangible and intangible property of Diamond Bar and has accumulated interest of $2,596 and $2,660 for the six months ended June 30, 2026 and 2025, respectively; and $1,301 and $1,333 for the three months ended June 30, 2026 and 2025, respectively.

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

Note 13 – Convertible Notes

On November 18, 2025, the Company entered into a Convertible Promissory Note Purchase Agreement (the “Agreement”) with Billiongold Holding Limited, a company incorporated under the law of Hong Kong (the “Purchaser”). Pursuant to the Agreement, the Company sold a Convertible Promissory Note to the Purchaser with a principal amount of $5,000,000 (the “Note”). The Note will mature on the date that is thirty-six (36) months from the date that the purchase price of the Note is paid to the Company (the “Maturity Date”). The Note bears interest at the rate of 6% per annum, which is payable on Maturity Date. Any outstanding principal and interest on the Note may be converted to the shares of common stock of the Company at the holder’s option at a conversion price of $7.80 per share at any time until the total outstanding balance of the Note is paid. The Note was sold to the Purchaser pursuant to an exemption from registration under Regulation S, promulgated under the Securities Act of 1933, as amended. During the six and three months ended June 30, 2026, the Company accrued $198,091 and $109,501 as interest expense, respectively.

Note 14 – Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s former President, Chief Executive Officer and Chairperson of the Board (resigned during 2025). The lease is renewable and has been renewed each year since 2011. On April 1, 2025, the Company renewed the lease for an additional one year term at a cost of $41,000. During the three months ended June 30, 2026 and 2025, the Company recorded rental amounts of $10,250 and $10,250, respectively, which were included in selling expenses.

On January 4, 2018, the Company entered into a sales representative agreement with a consulting firm, which is owned by the former President, Chief Executive Officer and Chairperson of the Board, for sales representative service for a term of two years. On January 4, 2020, the Company renewed the agreement for an additional two years which was amended in July 2020. If not terminated during the first year, the agreement will continue until one party or the other terminates the agreement with 30 days written notice. The Company agreed to compensate the consulting firm via commission at predetermined rates of the relevant sales amount. During the six months ended June 30, 2026 and 2025, the Company recorded $109,330 and $173,792 as commission expense to this consulting firm, respectively; and $51,222 and $90,356 as commission expense to this consulting firm, respectively.

In February 2024, the Company entered into a loan agreement in the aggregate amount of $200,000 with a shareholder of the Company. The loan was in the form of a promissory note dated on February 21, 2024, matures on February 20, 2025, and bears interest at a rate of 8.5% per annum. The proceed of the loan is used for working capital. On February 21, 2025, the Company repaid the loan in the form of shares of common stock. During the six and three months ended June 30, 2025, the Company recorded $1,932 and nil as interest expense, respectively.

On April 11, 2024, the Company entered into a loan agreement in the aggregate amount of $160,000 with a shareholder of the Company. The loan was in the form of a promissory note dated on April 11, 2024, matures on April 10, 2025, and bears interest at a rate of 8.5% per annum. The proceed of the loan is used for working capital. On April 10, 2025, the Company extended the loan to April 9, 2026. The Company paid off the loan on April 9, 2026. During the six months ended June 30, 2026 and 2025, the Company accrued $4,180 and $7,450 as interest expense, respectively; and $401 and $3885 for the three months ended June 30, 2026 and 2025, as interest expense, respectively.

On April 11, 2025, the Company entered into a loan agreement in the aggregate amount of $200,000 with a shareholder of the Company. The loan was in the form of a promissory note dated on April 11, 2025, matures on April 10, 2026 and has been paid off by the Company, and bears interest at a rate of 8.5% per annum. The proceed of the loan is used for working capital. On April 10, 2026, the Company paid off the loan. During the six months ended June 30, 2026 and 2025, the Company accrued $4,824 and $3,907 as interest expense, respectively; and $483 and $3,907 for the three months ended June 30, 2026 and 2025 as interest expense, respectively.

Note 15 – Stockholders’ Equity

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

On May 28, 2026, XMax Inc. (the “Company”) entered into Securities Purchase Agreements (the “Agreements”) with certain non-U.S. investors identified on the signature pages thereto (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers in a private placement for a total of 486,500 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $7.347 per share for an aggregate offering price of $3,574,315.50 (the “Private Placement”). In addition, without the prior written consent of the Company, the Purchasers shall not, during the period commencing on the date of the Agreements and ending 18 months after such date (the “Lock-Up”) offer, pledge, sell, contract to sell, grant, lend, or otherwise transfer or dispose of, directly or indirectly, any Shares or any securities convertible into or exercisable or exchangeable for Shares, with respect to which such Purchaser has the power of disposition. The Private Placement was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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

Warrants

The following is a summary of the warrant activity for the six months ended June 30, 2026:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2026	1,494,588	$3.79	4.076
Exercisable at January 1, 2026	1,494,588	$3.79	4.076
Granted	-	-	-
Exercised / surrendered	1,249,396	1.098	-
Expired	-	-	-
Outstanding at June 30, 2026	245,192	$17.50	0.52
Exercisable at June 30, 2026	245,192	$17.50	0.52

Shares Issued to Consultants

On March 1, 2024, Nova Malaysia entered into a consulting agreement with a consultant for IT system related maintenance and services effective on March 1, 2024 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, vesting 25% on March 1, 2024, 25% on June 1, 2024, 25% on September 1, 2024 and 25% on December 1, 2024. The fair value of the 100,000 shares was $163,000, which was calculated based on the stock price of $1.63 per share on March 1, 2024. The shares were granted pursuant to the 2023 Omnibus Long-Term Incentive Plan. During the six and three months ended June 30, 2025, the Company charged $26,906 and nil to consolidated statements of loss and comprehensive loss as consulting fee, respectively.

On September 3, 2024, Nova Malaysia entered into a consulting agreement with a consultant for IT system related maintenance and services effective on September 1, 2024 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, vesting 25% on September 3, 2024, 25% on December 3, 2024, 25% on March 3, 2024 and 25% on June 3, 2024. The fair value of the 100,000 shares was $142,000, which was calculated based on the stock price of $1.42 per share on September 3, 2024. The shares were granted pursuant to the 2023 Omnibus Long-Term Incentive Plan. During the six and three months ended June 30, 2025, the Company charged $71,000 and $35,500 to consolidated statements of loss and comprehensive loss as consulting fee, respectively.

On September 3, 2024, Nova Malaysia entered into a consulting agreement with a consultant for IT system related maintenance and services effective on September 1, 2024 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, vesting 25% on September 3, 2024, 25% on December 3, 2024, 25% on March 3, 2024 and 25% on June 3, 2024. The fair value of the 100,000 shares was $142,000, which was calculated based on the stock price of $1.42 per share on September 3, 2024. The shares were granted pursuant to the 2023 Omnibus Long-Term Incentive Plan. During the six and three months ended June 30, 2025, the Company charged $71,000 and $35,500 to consolidated statements of loss and comprehensive loss as consulting fee, respectively.

On November 7, 2024, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2024 for a one-year term. The Company agreed to grant the consultant 50,000 shares of the Company’s common stock, vesting 25% on February 15, 2025, 25% on May 15, 2025, 25% on August 15, 2025 and 25% on November 15, 2025. The fair value of the 50,000 shares was $49,000, which was calculated based on the stock price of $0.98 per share on November 16, 2024. The shares were granted pursuant to the 2023 Plan. During the six and three months ended June 31, 2025, the Company charged $25,400 and $12,250 to consolidated statements of loss and comprehensive loss as consulting expenses, respectively.

Shares Issued to Employees

On November 7, 2024, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2024. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2023 Omnibus Equity Plan. The fair value of these shares was $5,880, which was calculated based on the stock price of $0.98 per share on November 7, 2024, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 7, 2024, 25% on March 31, 2025, 25% on June 30, 2025 and 25% on September 30, 2025. During the six and three months ended June 30, 2025, the Company recorded $2,940 and $1,470 to consolidated statements of loss and comprehensive loss as stock compensation expense, respectively.

As of June 30, 2026, unrecognized share-based compensation expense was $0.

Note 16 – Geographical Analysis

Geographical distribution of sales consisted of the following for the six and three months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Geographical Areas
North America	$4,516,923	$5,174,070	$2,736,721	$2,556,223
Other countries	1,519	17,871	-	-
	$4,518,442	$5,191,941	$2,736,721	$2,556,223

Geographical location of identifiable long-lived assets as of June 30, 2026 and 2025:

	2026	2025
Geographical Areas
North America	$313,151	$1,002,830
Asia	6,243	389,402
	$319,394	$1,392,232

Note 17 – Lease

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

The Company has entered into several lease agreements for office and warehouse space in Commerce, California and showroom space in Las Vegas, Nevada and High Point, North Carolina (see Note 14) on monthly or annual terms.

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

Operating lease expense for the six months ended June 30, 2026 and 2025 was as follows:

	2026	2025

Operating lease cost – straight line	$338,963	$338,963

The following is a schedule, by years, of maturities of operating lease liabilities as of June 30, 2026:

Operating Leases
2026	$239,528
Thereafter	-
Total undiscounted cash flows	239,528
Less: imputed interest	(1,001)
Present value of lease liabilities	238,527

Lease Term and Discount Rate

June 30, 2026
Weighted-average remaining lease term – years
Operating leases – USA	0.34

Weighted-average discount rate (%)
Operating leases – USA	3.36

Supplemental cash flow information related to leases where the Company was the lessee for the six months ended June 30, 2026 and 2025 was as follows:

	2026	2025

Operating cash outflows from operating leases	$359,917	$375,157

Finance lease expense for the six and three months ended June 30, 2026 and 2025 was as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025

Finance lease cost – straight line	$11,090	$10,182	$5,545	$5,091

The following is a schedule, by years, of maturities of finance lease liabilities as of June 30:

Finance Leases
2026	$11,090
2027	20,332
Thereafter	-
Total undiscounted cash flows	31,422
Less: imputed interest	(1,119)
Present value of lease liabilities	30,303
Less: Finance lease liabilities - current	21,145
Finance lease liabilities - non-current	9,158

Lease Term and Discount Rate

June 30, 2026
Weighted-average remaining lease term – years
Finance leases – USA	1.40

Weighted-average discount rate (%)
Finance leases – USA	5.49

Supplemental cash flow information related to leases where the Company was the lessee for the six months ended June 30, 2026 and 2025 was as follows:

	2026	2025

Operating cash outflows from finance leases	$11,090	$22,503

Note 18 – Commitments and Contingencies

Legal proceedings

From time to time, the Company may be involved in various legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, or cash flows.

Note 19 – Subsequent Events

The Company has evaluated subsequent events through August 14, 2026, the date of the issuance of the unaudited condensed consolidated financial statements, and identified the following material subsequent event.

On July 1, 2026, XMax Inc. (the “Company”) entered into Securities Purchase Agreements (the “Agreements”) with certain non-U.S. investors identified on the signature pages thereto (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers in a private placement for a total of 434,600 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $8.454 per share for an aggregate offering price of $3,674,108.40 (the “Private Placement”). In addition, without the prior written consent of the Company, the Purchasers shall not, during the period commencing on the date of the Agreements and ending 18 months after such date (the “Lock-Up”) offer, pledge, sell, contract to sell, grant, lend, or otherwise transfer or dispose of, directly or indirectly, any Shares or any securities convertible into or exercisable or exchangeable for Shares, with respect to which such Purchaser has the power of disposition. The Private Placement will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On July 6, 2026, Xmax Beta Holdings Ltd. (the “Company”), a company incorporated in the Cayman Islands and an indirectly wholly owned subsidiary of XMax Inc. entered into a Subscription Agreement (the “Agreement”) with Preamble X Capital I, a series of Preamble X Capital LLC, a Delaware Limited Liability Company. Pursuant to the Agreement, the Company made additional subscription in an aggregate amount of US$8,770,000 (the “Subscription Amount”), which increases the Company’s interest in Preamble X Capital I to more than 99.9%. Allocations Fund Administration, LLC is the administrative manager of Preamble X Capital I. The applicable management fee percentage for the Company is 0%. On July 7, 2026, the Company completed the subscription.

On July 17, 2026, Xmax Beta Holdings Ltd. (the “Company”), a company incorporated in the Cayman Islands and an indirectly wholly owned subsidiary of XMax Inc. entered into a Subscription Agreement (the “Agreement”) with Preamble X Capital I, a series of Preamble X Capital LLC, a Delaware Limited Liability Company. Pursuant to the Agreement, the Company made additional subscription in an aggregate amount of US$8,320,000 (the “Subscription Amount”), which increases the Company’s interest in Preamble X Capital I to more than 99.9%. Allocations Fund Administration, LLC is the administrative manager of Preamble X Capital I. The applicable management fee percentage for the Company is 0%. On July 17, 2026, the Company completed the subscription.

On July 17, 2026, Preamble X Capital I entered into a Subscription Agreement with a private investment fund (the “Fund”). Pursuant to the agreement, Preamble X Capital I subscribed for approximately 48% interests in the Fund for an aggregate amount of $8,000,000 (the “Transaction”). The Fund Manager intends to invest, indirectly, substantially all of its investable assets in shares of common or preferred stock of Figure AI Inc., a Delaware corporation. On July 22, 2026, Preamble X Capital I completed the Transaction.

Xmax Beta Holdings Ltd., a company incorporated in the Cayman Islands and an indirectly wholly owned subsidiary of XMax Inc. previously contributed an aggregate amount of US$8,770,000 with Preamble X Capital I, a series of Preamble X Capital LLC, a Delaware Limited Liability Company, as disclosed in the Form 8-K filed with SEC on July 10, 2026. On August 10, 2026, Preamble X Capital I subscribed for approximately 5% interests in a private investment fund (the “Fund”) for an aggregate amount of $8,400,000 (the “Transaction”). The Fund Manager intends to invest, directly, substantially all of its investable assets in shares of common or preferred stock of Figure AI Inc., a Delaware corporation. On August 10, 2026, Preamble X Capital I completed the Transaction. On August 10, 2026, XMax Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Agreement”) with Cobalt Pacific Holdings Ltd. (the “Seller”) and Aerora Technology Co., Ltd., pursuant to which the Company will purchase 561,426 Ordinary Shares, par value US$0.0001 per share (the “Shares”), of Aerora Technology Co., Ltd., a Cayman Islands exempted company (“Aerora”), from the Seller, for an aggregate purchase price of US$12,003,287.95 (approximately US$21.38 per Share). The Agreement is filed as Exhibits 10.1 to this Current Report on Form 8-K. The foregoing summary of the terms of the Agreement is subject to, and qualified in its entirety by, the Agreement, which is incorporated herein by reference.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The following discussion and analysis are based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”). All references to the second quarter and first six months of 2026 and 2025 mean the three-month periods ended June 30, 2026 and 2025. In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2025 Form 10-K.

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

The Company’s brand family currently includes XMAX, XMAX AI, Nova LifeStyle, Diamond Sofa (www.diamondsofa.com) and Nova Living.

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

We are a U.S. holding company with no material assets in the U.S. other than the ownership interests of our wholly owned subsidiaries through which we market, design and sell residential and commercial furniture and provide AI software and platform-based services. Our subsidiaries include Nova Furniture Limited domiciled in the British Virgin Islands (“Nova Furniture”), Nova Furniture Ltd. domiciled in Samoa (“Nova Samoa”), Diamond Bar Outdoors, Inc. domiciled in California (“Diamond Bar”), Nova Living (M) SDN. BHD. domiciled in Malaysia (“Nova Malaysia”), Nova Living (HK) Group Limited domiciled in Hong Kong (“Nova HK”). We also have a wholly owned subsidiaries Xmax AI Inc. incorporated in Nevada and its wholly owned subsidiary Elonx AI Holdings PTE. LTD. domiciled in Singapore (“Elonx AI”), and Xmax Capital Ltd. domiciled in Samoa and its wholly owned subsidiaries Xmax Alpha Holdings Ltd. (the “Xmax Alpha”), Xmax Beta Holdings Ltd., Xmax Delta Holdings Ltd. and Xmax Sigma Holdings Ltd., all domiciled in the Cayman Islands. The Company had three former subsidiaries Bright Swallow International Group Limited domiciled in Hong Kong (“Bright Swallow” or “BSI”) which was sold in January 2020, and Nova Furniture Macao Commercial Offshore Limited domiciled in Macao (“Nova Macao”) which was de-registration and liquidation in January 2021. In February 2022, Nova HK entered a de-registration process and transferred all its assets and business to Nova Malaysia. The process of de-registration and liquidation of Nova HK was completed in February 2023.

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

We do not have access to a revolving credit facility. On May 4, 2020, the Company received loan proceeds in the amount of approximately $139,802 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. On May 5, 2020, Diamond Bar Outdoors Inc. (“Diamond Bar”) was granted a loan from Cathay Bank in the aggregate amount of $176,294, pursuant to the Paycheck Protection Program. On June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. During the fiscal year of 2025, the Company completed three private placements for gross proceeds of $500,000, a public offering for proceeds of $9 million, two registered direct offerings for approximately $19 million and a convertible note financing for $5 million. The Company also repaid $217,000 debt with its shares of common stock, $6,503 to director and $3,441 to SBA loan for the year ended December 31, 2025. During the first quarter of 2026, the Company also made one registered direct offering for approximately $36 million and one private placement for approximately $7 million. During the second quarter of 2026, the Company made three private placements for approximately $37.6 million. We currently believe that our financial resources will be adequate to finance our operations in the next 12 months. However, in the event that we do need to raise capital in the future, the instability in the securities markets could adversely affect our ability to raise additional capital.

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

On April 1, 2026, the Company incorporated XMax AI Inc. in the State of Nevada. On June 4, 2026, the Company incorporate Elonx AI Holdings PTE. LTD in Singapore (“Elonx AI”). Both subsidiaries’ primary business is the provision of enterprise AI infrastructure and Model-as-a-Service (MaaS) solutions, enabling businesses to integrate large language model capabilities into their core operations through cloud-based inference APIs. Their services include enterprise AI APIs, technical support, and AI infrastructure for applications such as intelligent customer service, knowledge management, workflow automation, AI agents, long-context retrieval-augmented generation (RAG), AI coding assistants, multimodal content generation, and AI-powered research and search. Revenues are generated based on customers’ actual compute usage, and the Company does not engage in token trading, exchange, or market-making activities.

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

On May 28, 2026, the Company entered into Securities Purchase Agreements (the “Agreements”) with certain non-U.S. investors identified on the signature pages thereto (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers in a private placement for a total of 486,500 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $7.347 per share for an aggregate offering price of $3,574,315.50 (the “Private Placement”). In addition, without the prior written consent of the Company, the Purchasers shall not, during the period commencing on the date of the Agreements and ending 18 months after such date (the “Lock-Up”) offer, pledge, sell, contract to sell, grant, lend, or otherwise transfer or dispose of, directly or indirectly, any Shares or any securities convertible into or exercisable or exchangeable for Shares, with respect to which such Purchaser has the power of disposition. The Private Placement was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On July 1, 2026, the Company entered into Securities Purchase Agreements (the “Agreements”) with certain non-U.S. investors identified on the signature pages thereto (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers in a private placement for a total of 434,600 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $8.454 per share for an aggregate offering price of $3,674,108.40 (the “Private Placement”). In addition, without the prior written consent of the Company, the Purchasers shall not, during the period commencing on the date of the Agreements and ending 18 months after such date (the “Lock-Up”) offer, pledge, sell, contract to sell, grant, lend, or otherwise transfer or dispose of, directly or indirectly, any Shares or any securities convertible into or exercisable or exchangeable for Shares, with respect to which such Purchaser has the power of disposition. The Private Placement was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On July 6, 2026, Xmax Beta Holdings Ltd. (the “Company”) entered into a Subscription Agreement (the “Agreement”) with Preamble X Capital I, a series of Preamble X Capital LLC, a Delaware Limited Liability Company. Pursuant to the Agreement, the Company made additional subscription in an aggregate amount of US$8,770,000 (the “Subscription Amount”), which increases the Company’s interest in Preamble X Capital I to more than 99.9%. Allocations Fund Administration, LLC is the administrative manager of Preamble X Capital I. The applicable management fee percentage for the Company is 0%. On July 7, 2026, the Company completed the subscription.

On July 17, 2026, Xmax Beta Holdings Ltd. (the “Company”) entered into a Subscription Agreement (the “Agreement”) with Preamble X Capital I, a series of Preamble X Capital LLC, a Delaware Limited Liability Company. Pursuant to the Agreement, the Company made additional subscription in an aggregate amount of US$8,320,000 (the “Subscription Amount”), which increases the Company’s interest in Preamble X Capital I to more than 99.9%. Allocations Fund Administration, LLC is the administrative manager of Preamble X Capital I. The applicable management fee percentage for the Company is 0%. On July 17, 2026, the Company completed the subscription.

On July 17, 2026, Preamble X Capital I entered into a Subscription Agreement with a private investment fund (the “Fund”). Pursuant to the agreement, Preamble X Capital I subscribed for approximately 48% interests in the Fund for an aggregate amount of $8,000,000 (the “Transaction”). The Fund Manager intends to invest, indirectly, substantially all of its investable assets in shares of common or preferred stock of Figure AI Inc., a Delaware corporation. On July 22, 2026, Preamble X Capital I completed the Transaction.

Principal Factors Affecting Our Financial Performance

The core focus of the Company’s furniture business today is entirely centered on our products, identifying a fashion-driven generational shift in the general perception and consumption of furniture, being more aware of actual consumer tastes and how best to fulfil and engage that need, and closely integrating product development alongside marketing results in appealing products that adheres to the scope of our target demographic of decision makers in the design, staging and retail fields. A process that is continually refined upon each release cycle, maintaining a singular, cohesive vision. In short, we have better identified our customers and how to cater to them – in the process gaining greater traction with every product launch considerably more so on an international level than ever previous. In addition, we have been developing AI software and platform-based services to provide our customers access to XMax’s artificial intelligence models through API-based (Application Programming Interface) services. These services are provided via our recently deployed AI platform, enabling the customer to integrate, distribute, and commercialize these capabilities globally under its own branding. Our platform supports high availability and scalable deployment, enabling customers to efficiently integrate advanced AI capabilities into their commercial applications. We believe these new strategies have provided new revenues and will continue to provide us with significant long-term growth opportunities.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for XMax Inc. and its subsidiaries, Diamond Bar, i Design, Nova BVI, Nova Samoa, Nova Malaysia, XMax AI, Inc. Elonx AI, and XMax Capital and its subsidiaries.

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

We maintained an allowance for expected credit loss of $343 and $258 as of June 30, 2026 and December 31, 2025, respectively. During the six months ended June 30, 2026 and 2025, expected credit losses provision was $85 and ($6), respectively; and $($36) and ($293) for the three months ended June 30, 2026 and 2025. As of June 30, 2026, we had gross receivable of $2,454,042 of which $2,419,747 was over 90 days past due.

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

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax expense for the six and three months ended June 30, 2026 is $7,809,615, and is mainly attributable to deferred tax expense recognized on the unrealized gain in the Preamble investment. The income tax benefit for the six and three months ended June 30, 2025 is $63,257 and $997, respectively, and is mainly due to true up the tax deduction wrote off Jade mts for inventory impairment over the prior years in Nova Malaysia.

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

XMax Inc. (formerly Nova Lifestyle, Inc.), Diamond Bar Outdoors, Inc. (“Diamond Bar”), and XMax AI Inc. are subject to U.S. federal and state income taxes. Nova Furniture Limited was incorporated in the British Virgin Islands; Nova Furniture Ltd. and Xmax Capital Ltd. were incorporated in Samoa; and Xmax Alpha Holdings Ltd., Xmax Beta Holdings Ltd., Xmax Delta Holdings Ltd., and Xmax Sigma Holdings Ltd. were incorporated in the Cayman Islands. There is no income tax for companies domiciled in the British Virgin Islands, Samoa, or the Cayman Islands. Accordingly, the Company’s consolidated financial statements do not present any income tax provision related to the British Virgin Islands, Samoa, or Cayman Islands tax jurisdictions where these entities are domiciled. Elonz AI Holdings Pte. Ltd. was incorporated in Singapore during the second quarter of 2026 and is subject to Singapore corporate income tax. Accordingly, the Company records a Singapore income tax provision, when applicable. Nova Living Ltd. was incorporated in Malaysia and ceased business operations; the entity completed its de-registration with the Malaysian government in the first quarter of 2026.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For tax years beginning after December 31, 2025, the One Big Beautiful Bill Act renamed GILTI as net CFC tested income (“NCTI”) and modified the Section 951A calculation. For the quarter ended June 30, 2026, the Company has calculated its best estimate of the impact of NCTI, if any, in its income tax provision in accordance with applicable tax law and guidance available as of the date of this filing.

The Tax Cuts and Jobs Act of 2017 also amended IRC Section 174 to require specified research and experimental expenditures to be capitalized and amortized for tax years beginning after December 31, 2021. The One Big Beautiful Bill Act subsequently restored current expensing for domestic research and experimental expenditures paid or incurred in tax years beginning after December 31, 2024, while foreign research and experimental expenditures remain subject to capitalization and amortization over 15 years. For the six months ended June 30, 2026, the Company expensed current-year U.S. research and experimental expenditures for federal income tax purposes. The Company did not elect to accelerate the deduction of unamortized domestic research and experimental expenditures from prior years and continues to amortize such amounts over the remaining applicable amortization period. Since the Company’s research and experimental expenditures were incurred within the United States and the amount is immaterial, the Company does not anticipate a material impact to its income tax provision.

As of June 30, 2026 and December 31, 2025, the accumulated undistributed earnings generated by its foreign subsidiaries were approximately $21.8 million and $21.7 million of which substantially all was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, GILTI, or NCTI, as applicable. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of June 30, 2026, unrecognized tax benefits were approximately $0. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was nil as of June 30, 2026. As of June 30, 2025, unrecognized tax benefits were approximately $0. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was nil as of June 30, 2025.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the six months ended June 30, 2026 and 2025, is as follows:

Gross UTB
	2026	2025
Balance – January 1	-	-
Foreign exchange adjustment	-	-
Balance – June 30	$-	$-

As of June 30, 2026 and December 31, 2025, the Company had cumulatively accrued approximately nil and nil for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax (benefit)/expense, which totaled nil and nil for the six months ended June 30, 2026 and 2025, respectively; and nil and nil for the three months ended June 30, 2026, and 2025, respectively, related to the Company’s continuing operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

XMax Inc. (formerly Nova Lifestyle, Inc.), Diamond Bar, XMax AI and I Design are subject to U.S. federal and state income taxes and tax years 2020-2024 remain open to examination by tax authorities in the U.S.

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

The Company derives its revenues primarily from two business segments to (i) sales of residential and commercial furniture, and (ii) provide API-based (Application Programming Interface) services.

Sales of residential and commercial furniture

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

The Company’s sales policy allows for product returns within the warranty period if the product is defective and the defects are the Company’s fault. As alternatives to the product return option, the customers have the option of requesting a discount from the Company for products with quality issues or of receiving replacement parts from the Company at no cost. The amount for product returns, the discount provided to the Company’s customers, and the costs for replacement parts were immaterial for the three months ended June 30, 2026 and 2025.

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

API-based services revenue

API-based service revenue primarily consists of service income from providing via our recently deployed AI platform, enabling the customer to integrate, distribute, and commercialize these capabilities globally under its own branding. Our platform supports high availability and scalable deployment, enabling customers to efficiently integrate advanced AI capabilities into their commercial applications. The Company acts as the principal in these arrangements as it maintains control over the platform, establishes pricing, and bears the primary responsibility for service fulfillment. Transaction prices are determined based on the total consideration specified in the contracts, net of any volume discounts or price concessions.

The Company offers these services through two primary billing models: (1) a usage-based (post-paid) model, where customers are billed based on actual monthly API consumption, and (2) a prepaid model, where customers purchase usage limits upfront. For the prepaid model, upfront payments are initially recorded as deferred revenue (contract liabilities). Under both models, revenue is recognized over time as the underlying API services are continuously rendered and consumed by the customer. Pursuant to certain contract terms, upon contract expiration or early termination, any unearned remaining balance of customer deposits is calculated and refunded to the customer within the timeframe specified in the applicable contract.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by product or service type:

	For six months ended June 30		Three Month Ended June 30
	2026	2025	2026	2025
Revenue from sales
Residential and commercial furniture	$3,420,512	$5,191,941	$1,638,791	$2,556,223
API-based services	1,097,930	-	1,097,930	-
Total revenues	$4,518,442	$5,191,941	$2,736,721	$2,556,223

Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in United States Dollar (“$” or “USD”), which is also the functional currency of XMAX (Nova LifeStyle), Nova Furniture, Nova Samoa, Diamond Bar, XMax AI, Elonx AI, I Design, Xmax Capital, Xmax Alpha Holdings Ltd, Xmax Beta Holdings Ltd, Xmax Delta Holdings Ltd and Xmax Sigma Holdings Ltd.

The Company’s subsidiaries with operations in Singapore and Malaysia use their local currency, the Singapore Doller (“SGD”) and Malaysian Ringgit (“RM”), as their functional currency. The entities’ functional currencies are the currency of the primary economic environment in which they operate, which are the currencies of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2026	-
December 31, 2025	RM 4.06 to 1

Income Statement and cash flow items
For the six months ended June 30, 2026	-
For the six months ended June 30, 2025	RM 4.38 to 1

Translation of amounts from SGD into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2026	SGD 1.29 to 1
December 31, 2025	-

Income Statement and cash flow items
For the six months ended June 30, 2026	SDG 1.28 to 1
For the six months ended June 30, 2025	-

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

On July 4, 2025, the U.S. H.R.1, an act to provide for reconciliation pursuant to title II of H. Con. Res. 14. (the “OBBBA”) was enacted. The OBBBA introduces multiple tax law and other legislative changes, including modifications to income tax provisions such as domestic research and development expenses, capital expenditures, and U.S. taxation of international earnings; the repeal or acceleration of the sunset of certain tax credits under the 2022 Inflation Reduction Act and elimination of certain penalties for violations of certain regulatory credit programs. We have recognized the effects of the OBBBA provisions in our financial results to the extent they are applicable to the three months ended June 30, 2026. We will continue to evaluate the impact of these provisions on our 2026 and subsequent consolidated financial statements, including loss of certain regulatory credit sales tied to our products and changes to the costs of our products.

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

Results of Operations

Comparison of Three Months Ended June 30, 2026 and 2025

The following table sets forth the results of our operations for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	2026		2025
	$	% of Sales	$	% of Sales
Sales	$2,736,721		$2,556,223
Cost of sales	(1,646,454)	(60)%	(1,272,176)	(50)%
Gross profit	1,090,267	40%	1,284,047	50%
Operating expenses	(2,307,825)	(84)%	(1,480,541)	(58)%
Loss from operations	(1,217,558)	(44)%	(196,494)	(8)%
Other income (expenses), net	41,455,542	1515%	(94,410)	(4)%
Income tax (expense) benefit	(7,809,615)	(285)%	997	-%
Net income (loss)	32,428,369	1185%	(289,907)	(11)%

Sales

Sales for the three months ended June 30, 2026 were $2.74 million, an increase of 7% from $2.56 million for the same period of 2025. Sales, excluding our API-based service revenue, for the three months ended June 30, 2026 were $1.64 million, a decrease of 36% from $2.56 million for the same period of 2025. This decrease in sales resulted primarily from 35.13% decrease in sales volume and 1.17% decrease in average selling price. Our three largest selling product categories for the three months ended June 30, 2026 were sofa, coffee tables and beds, which accounted for approximately 59%, 12% and 11% of sales, respectively. For the three months ended June 30, 2025, the three largest selling categories were sofas, coffee tables and beds, which accounted for approximately 54%, 10% and 9% of sales, respectively.

The $0.92 million decreases in sales for the three months ended June 30, 2026, compared to the same period of 2025, was mainly due to decreased sales to North America. Sales to North America decreased by 36% to $1.64 million for the three months ended June 30, 2026, compared to $2.56 million for the same period of 2025, such decrease mainly due to decrease in sales volume by 35% and 1% in average selling price from the customers in North America.

During three months ended June 30, 2026, our API-based service revenue was $1.10 million, an increase of 100% from nil million for the same period of 2025. The increase in the service revenue mainly due to we launched our API platform and provided API-based service to our customers in June 2026.

Cost of Sales

The following table presents our costs of revenues by products and services provided as percentage of total cost of revenues for the periods presented.

	Three Months Ended June 30
	2026		2025
	USD	Percentage	USD	Percentage
Sale of Residential and commercial furniture	$449,952	27%	$1,272,176	100%
API-based fee	1,196,502	73%	-	0%
Total cost of sales	$1,646,454	100%	$1,272,176	100%

Cost of sales consists of costs of finished goods and materials purchased from third-party manufacturers and API-based fee. Total cost of sales increased by 29% or $0.37 million to $1.64 million for the three months ended June 30, 2026, compared to $1.27 million for the same period of 2025. Cost of sales as a percentage of sales increased to 60% for the three months ended June 30, 2026, compared to 50% for the same period of 2025. The increase in cost of sales in dollar term and in cost of sales as a percentage of sales are a result of expanding new AI business to our customers. Our API-based fee was increased 100% to $1.20 million from nil in the same period of 2025. Our API-based fee was occupied 73% of our total cost of sales for the three months ended June 30, 2026, compared with 0% for the same period of 2025.

Gross Profit

Gross profit was $1.09 million for the three months ended June 30, 2026, compared to $1.28 million for the same period of 2025, representing a decrease in gross profit of $0.19 million. Our gross profit margin was 40% for the three months ended June 30, 2026, compared to 50% for the same period of 2025. The gross profit, excluding API-based service revenue, was $1.19 million for the three months ended June 30, 2026, compared to $1.28 million for the same period of 2025, representing a decrease in gross profit of $0.10 million. Our gross profit margin, excluding API-based service revenue, was 73% for the three months ended June 30, 2026, compared to 50% for the same period of 2025. The decrease in gross profit in dollar term was mainly due to a result of less sales. The increase in gross profit in percentage was mainly due to selling more products with higher profit margin.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses, and research and development. Operating expenses were $2.31 million for the three months ended June 30, 2026, compared to $1.48 million for the same period of 2025. Selling expenses decreased by 6%, or $0.02 million, to $0.29 million for the three months ended June 30, 2026, from $0.31 million for the same period of 2025, primarily due to decreased marketing and advertising expenses. Also, general and administrative expenses increased by 72%, or $0.85 million, to $2.02 million for the three months ended June 30, 2026, from $1.17 million for the same period of 2025, primarily due to an increase in cloud service fee of $0.40 million and filing fee of $0.13 million, while the decrease was partially offset by a decrease in auditing fee of $0.04 million, consulting fee of $0.07 million and travel expense of $0.03 million.

Other Income (Expenses), Net

Other income, net was $41.46 million for the three months ended June 30, 2026, compared to other expense, net of $0.09 million for the same period of 2025, representing an increase in other income of $41.55 million. The increase in other income was due primarily to an increase in unrealized gain of $42.12 million from the investment in the fund of Preamble.

Income Tax (expense) Benefit

Income tax (expense) benefit was ($7.81) million and $997 for the three months ended June 30, 2026 and 2025, respectively. The income tax expense for the three months ended June 30, 2026 was mainly attributable to deferred tax expense recognized on unrealized gain of $42.12 million in the Preamble investment.

Net Income (Loss)

As a result of the foregoing, our net income was $32.43 million for the three months ended June 30, 2026, compared to $0.29 million of net loss for the same period of 2025.

Comparison of Six Months Ended June 30, 2026 and 2025

The following table sets forth the results of our operations for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026		2025
	$	% of Sales	$	% of Sales
Sales	$4,518,442		$5,191,941
Cost of sales	(2,545,706)	(56)%	(2,703,660)	(52)%
Gross profit	1,972,736	44%	2,488,281	48%
Operating expenses	(3,725,147)	(82)%	(2,878,135)	(55)%
Loss from operations	(1,752,411)	(39)%	(389,854)	(7)%
Other income (expenses), net	42,181,909	934%	(302,181)	(6)%
Income tax (expense) benefit	(7,809,615)	(173)%	63,257	1%
Net income (loss)	32,619,883	722%	(628,778)	(12)%

Sales

Sales for the six months ended June 30, 2026 were $4.52 million, a decrease of 13% from $5.19 million for the same period of 2025. Sales, excluding API-based service revenue, for the six months ended June 30, 2026 were $3.42 million, a decrease of 34% from $5.19 million for the same period of 2025. This decrease in sales resulted primarily from 36.10% decrease in sales volume, while partially offset by 3.11% increase in average selling price. Our three largest selling product categories for the six months ended June 30, 2026 were sofa, beds and coffee tables, which accounted for approximately 59%, 11% and 10% of sales, respectively. For the six months ended June 30, 2025, the three largest selling categories were sofas, beds and coffee tables, which accounted for approximately 54%, 13% and 10% of sales, respectively.

The $1.76 million decrease in sales for the six months ended June 30, 2026, compared to the same period of 2025, was mainly due to decreased sales to North America. Sales to North America decreased by 34% to $3.42 million for the six months ended June 30, 2026, compared to $5.17 million for the same period of 2025, such decrease mainly due to decrease in sales volume by 36% from the customers in North America. Sales to other countries decreased by $0.02 million to $1,519 for the six months ended June 30, 2026, from $0.02 million for the same period of 2025, primary due to less sales order received from our customers in other countries.

During six months ended June 30, 2026, our API-based service revenue was $1.10 million, an increase of 100% from nil million for the same period of 2025. The increase in the service revenue mainly due to we launched our API platform and provided API-based service to our customers in June 2026.

Cost of Sales

The following table presents our costs of revenues by products and services provided as percentage of total cost of revenues for the periods presented.

	Six Months Ended June 30
	2026		2025
	USD	Percentage	USD	Percentage
Sale of Residential and commercial furniture	$1,349,204	53%	$2,703,660	100%
API-based fee	1,196,502	47%	-	0%
Total cost of sales	$2,545,706	100%	$2,703,660	100%

Cost of sales consists of costs of finished goods and materials purchased from third-party manufacturers and API-based fee. Total cost of sales decreased by 6% to $2.55 million for the six months ended June 30, 2026, compared to $2.70 million for the same period of 2025. Cost of sales as a percentage of sales increased to 56% for the six months ended June 30, 2026, compared to 52% for the same period of 2025. The decrease in cost of sales in dollar term is a result of selling more products with higher profit margins. The increase in cost of sales as a percentage of sales is a result of costs of expanding new AI business to our customers. Our API-based fee was increased 100% to $1.20 million from the same period of 2025. Our API-based fee was occupied 47% of our total cost of sales for the six months ended June 30, 2026, compared with 0% for the same period of 2025.

Gross Profit

Gross profit was $1.97 million for the six months ended June 30, 2026, compared to $2.49 million for the same period of 2025, representing a decrease in gross profit of $0.52 million. Our gross profit margin was 44% for the six months ended June 30, 2026, compared to 48% for the same period of 2025. The gross profit, excluding API-based service revenue, was $2.07 million for the six months ended June 30, 2026, compared to $2.49 million for the same period of 2025, representing a decrease in gross profit of $0.42 million. Our gross profit margin, excluding API-based service revenue, was 61% for the six months ended June 30, 2026, compared to 48% for the same period of 2025. The decrease in gross profit in dollar term was mainly due to a result of less sales. The increase in gross profit in percentage was mainly due to selling more products with higher profit margin.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses, and research and development. Operating expenses were $3.73 million for the six months ended June 30, 2026, compared to $2.88 million for the same period of 2025. Selling expenses increased by 4%, or $0.02 million, to $0.66 million for the six months ended June 30, 2026, from $0.64 million for the same period of 2025, primarily due to increased marketing and advertising expenses. Also, general and administrative expenses increased by 37%, or $0.82 million, to $3.07 million for the six months ended June 30, 2026, from $2.24 million for the same period of 2025, primarily due to an increase in cloud service fee of $0.40 million, filing fee of $0.07 million and legal and professional fee of $0.21 million, while the decrease was partially offset by a decrease in consulting fee of $0.18 million and auditing fee of $0.06 million.

Other Income (Expenses), Net

Other income, net was $42.18 million for the six months ended June 30, 2026, compared to other expense, net of $0.30 million for the same period of 2025, representing an increase in other income of $42.48 million. The increase in other income was due primarily to an increase in unrealized gain of $42.92 million from the investment in the fund of Preamble.

Income Tax (Expense) Benefit

Income tax (expense) benefit was ($7.81 million) and $63,257 for the six months ended June 30, 2026 and 2025, respectively. The income tax expense for the six months ended June 30, 2026 was mainly attributable to deferred tax expense recognized on unrealized gain of $42.92 million in the Preamble investment for the six months ended June 30, 2026.

Net Income (Loss)

As a result of the foregoing, our net income was $32.62 million for the six months ended June 30, 2026, compared to $0.63 million of net loss for the same period of 2025.

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

We rely primarily on internally generated cash flow and available working capital to support growth. We may seek additional financing in the form of bank loans or other credit facilities or funds raised through offerings of our equity or debt, if and when we determine such offerings are required. As of June 30, 2026, we do not have any credit facilities. We believe that our current cash and cash equivalents and anticipated cash receipts from sales of products will be sufficient to meet our anticipated working capital requirements and capital expenditures for the next 12 months.

We had working capital of $45,308,911 at June 30, 2026, an increase of $35,918,955 from net working capital of $9,389,956 at December 31, 2025. The ratio of current assets to current liabilities was 28.80-to-1 at June 30, 2026.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2026 and 2025:

	2026	2025
Cash (used in) provided by:
Operating activities	$(4,289,297)	$(230,104)
Investing activities	(13,103,890)	-
Financing activities	45,298,256	481,274

Net cash used in operating activities was $4.29 million for the six months ended June 30, 2026, an increase in cash outflow by $4.06 million from $0.23 million of cash used in operating activities for the same period of 2025.

The increase in cash outflow was attributable primarily to (i) an increase in cash outflow of $0.75 million for accounts receivable to $0.75 million cash outflow for the six months ended June 30, 2026, from $623 cash inflow for the same period of 2025, such increase in cash outflow being mainly due to our new AI business customers purchased our service on credit; (ii) an decrease in cash inflow of $1.02 million for inventory to $0.23 million cash inflow for the six months ended June 30, 2026, from $1.24 million cash inflow for the same period of 2025, such increase in cash outflow being mainly due to we purchased more products from our suppliers due to we are ready for peak sales season for July and August 2026; (iii) an increase in cash outflow of $1.35 million for other current assets to $1.29 million cash outflow for the six months ended June 30, 2026, from $0.06 million cash inflow for the same period of 2025, such increase in cash outflow being mainly due to we made more prepayments and deposits to our service providers. The increase in operating cash outflow was partially offset by (i) increase in cash inflow of $0.72 million of accounts payable to cash inflow of $0.15 million for the six months ended June 30, 2026, from the accounts payable of cash outflow of $0.57 million for the same period of 2025, such increase in cash inflow being mainly due to purchase more products on credits; (ii) increase in cash inflow of $0.20 million of contract liabilities to cash inflow of $0.13 million for the six months ended June 30, 2026, from the contract liabilities of cash outflow of $0.07 million for the same period of 2025, such increase in cash inflow being primarily due to received more deposits from our customers; (iii) decrease in cash outflow of $0.55 million of accrued liabilities and other payables to cash outflow of $0.08 million for the six months ended June 30, 2026, from the accrued liabilities and other payables of cash outflow of $0.63 million for the same period of 2025, such increase in cash inflow being primarily due to that we delayed payments to our service provides.

Net cash used in investing activities was $13.10 million for the six months ended June 30, 2026, an increase in cash outflow of $13.10 million from nil million of cash used in investing activities for the same period of 2025. We incurred cash outflow of $5.30 million to loan to a third party and $7.80 million to invest into the funds of Preamble Capital LLC.

Net cash provided by financing activities was $45.30 million for the six months ended June 30, 2026, compared to $0.48 million for the same period of 2025. During the six months ended June 30, 2026, we issued stocks to investors with the net proceeds of $45.71 million, while we paid off $0.40 million to loans from a shareholder. During the six months ended June 30, 2025, we sold one million shares of common stock with the proceeds of $0.50 million for our working capital and borrowed $0.20 million loan from a shareholder, while we paid off one of loans from shareholder by issued 434,000 shares of our common stocks which was equivalent in the value of $0.22 million.

As of June 30, 2026, we had gross accounts receivable of $3,192,518 of which $15,457 was not yet past due, $751,671 was less than 90 days past due and $2,425,390 was more than 90 days past due. We had an allowance for expected credit losses of $343. As of August 7, 2026, 0.99% of accounts receivable outstanding as of June 30, 2026 had been collected. As of August 7, 2026, all of our accounts receivable outstanding at December 31, 2025 had been collected.

As of June 30, 2026 and December 31, 2025, we had advances to suppliers of $73,924 and $313,924, respectively. These supplier prepayments are made for goods before we actually receive them.

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

As of August 7, 2026, $40,000 or 54% and $313,924 or 100% of our advances to suppliers outstanding at June 30, 2026 and December 31, 2025 had been delivered to us in the form of purchases of furniture, respectively.

Other Long-Term Liabilities

As of June 30, 2026 and December 31, 2025, we recorded long-term taxes payable of nil million, consisting of an income tax payable of nil, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on our post-1986 foreign unremitted earnings, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2026. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

XMAX INC.
(Registrant)

Date: August 14, 2026	By:	/s/ Xiaohua Lu
Xiaohua Lu Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	/s/ Jeffery Chuang
Jeffery Chuang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

