Form 10-Q
period 2026-09-30
XMax Inc.
filed 2026-11-13
CIK 1473334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Not Applicable
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

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 64,875,626 shares of common stock outstanding as of November 11, 2026.

XMax Inc.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025	1
	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the nine months and three months ended September 30, 2026 and 2025 (unaudited)	3
	Condensed Consolidated Statements of Stockholders’ Equity for the nine months and three months ended September 30, 2026 and 2025 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements for the nine months and three months ended September 30, 2026 and 2025 (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	66
Item 4.	Controls and Procedures	66

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	67
Item 1A.	Risk Factors	67
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 5.	Other Information	67
Item 6.	Exhibits	67

	Signatures	68

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XMAX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025

(Stated in US Dollars except for Number of Shares)

	September 30, 2026	December 31, 2025
	Unaudited	Audited
Assets

Current Assets
Cash and cash equivalents	$10,631,743	$6,708,340
Accounts receivable, net	3,586,699	2,445,245
Advance to suppliers	47,174	313,924
Inventories	2,020,990	2,163,437
Deposits to others	900,000	-
Loan to third party	5,514,323	-
Prepaid expenses	698,537	144,274
Other receivables	546,337	7,478

Total Current Assets	23,945,803	11,782,698

Noncurrent Assets
Plant, property and equipment, net	75,357	21,942
Operating lease right-of-use assets, net	78,554	594,801
Non-marketable equity investment	12,003,288	-
Investment in fund	79,300,169	23,104,628
Lease deposit	97,119	43,260

Total Noncurrent Assets	91,554,487	23,764,631

Total Assets	$115,500,290	$35,547,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

XMAX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025

(Stated in US Dollard except for Number of Shares)

	September 30, 2026	December 31, 2025
	Unaudited	Audited
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$791,082	$327,134
Operating lease liabilities, current	59,882	591,350
Finance lease liabilities - current	21,437	20,574
Contract liabilities	402,484	58,786
Loan from shareholders	-	398,014
Accrued liabilities and other payables	698,558	943,312
Other loan	-	3,572
Security deposit	-	50,000

Total Current Liabilities	1,973,443	2,392,742

Noncurrent Liabilities
Other loan	138,013	137,117
Finance lease liabilities - non-current	3,688	19,876
Convertible notes	5,279,449	5,038,026
Deferred tax liability	4,209,820	-

Total Noncurrent Liabilities	9,630,970	5,195,019

Total Liabilities	11,604,413	7,587,761

Contingencies and Commitments

Stockholders’ Equity
Common stock, $0.001 par value; 5,000,000,000 shares authorized, 64,875,627 and 41,885,728 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	64,876	41,886

Additional paid-in capital	133,148,192	80,823,528
Accumulated other comprehensive income	452,443	504,247
Accumulated deficits	(29,769,634)	(53,410,093)

Total Stockholders’ Equity	103,895,877	27,959,568

Total Liabilities and Stockholders’ Equity	$115,500,290	$35,547,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

XMAX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (UNAUDITED)

(Stated in US Dollars except for Number of Shares)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025

Revenue	$10,942,517	$14,953,032	$6,424,075	$9,761,091

Cost of Sales	8,075,912	11,480,948	5,530,206	8,777,288

Gross Profit	2,866,605	3,472,084	893,869	983,803

Operating Expenses
Selling expenses	1,080,762	984,529	420,858	347,754
General and administrative expenses	4,872,287	3,366,250	1,807,044	1,125,800
Research and development	-	1,182	-	272

Total Operating Expenses	5,953,049	4,351,961	2,227,902	1,473,826

Loss From Operations	(3,086,444)	(879,877)	(1,334,033)	(490,023)

Other Income (Expenses)
Non-operating expense	(1,782,684)	(509,544)	(1,101,437)	(586,813)
Loss on impairment of goodwill	-	(218,606)	-	-
Realized gain	223,315	-	223,315	-
Unrealized gain (loss)	32,408,070	-	(10,510,681)	-
Foreign exchange transaction gain (loss)	58,171	(32,731)	61,875	(681)
Dividend	37,985	-	37,985	-
Interest expense (income), net	91,175	(28,925)	71,178	(10,236)
Financial expense	(99,309)	(149,503)	(27,421)	(39,398)

Total Other Income (Expenses), Net	30,936,723	(939,309)	(11,245,186)	(637,128)

Income (Loss) Before Income Taxes	27,850,279	(1,819,186)	(12,579,219)	(1,127,151)

Income Tax (Expense) Benefit	(4,209,820)	64,014	3,599,795	757

Net Income (Loss)	23,640,459	(1,755,172)	(8,979,424)	(1,126,394)

Other Comprehensive Loss
Foreign currency translation	(51,804)	(26,884)	(60,301)	(178)

Net Income (Loss) and Comprehensive Income (Loss)	23,588,655	(1,782,056)	(9,039,725)	(1,126,572)

Weighted average shares outstanding - Basic and Diluted	56,897,954	13,886,979	64,645,036	18,059,407

Net Income (loss) per share of common stock
Basic and Diluted	$0.42	$(0.13)	$(0.14)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XMAX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Stated in US Dollars except for Number of Shares)

Three Months Ended September 30, 2026

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits)	Equity

Balance at beginning of period	64,088,827	$64,088	$126,510,476	$512,744	$(20,790,210)	$106,297,098

Stock issued to investors	786,800	788	6,637,716	-	-	6,638,504

Foreign currency translation loss	-	-	-	(60,301)	-	(60,301)

Net loss	-	-	-	-	(8,979,424)	(8,979,424)

Balance at end of period	64,875,627	$64,876	$133,148,192	$452,443	$(29,769,634)	$103,895,877

Three Months Ended September 30, 2025

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits)	Equity

Balance at beginning of period	13,772,822	$13,773	$56,657,801	$495,440	$(50,620,293)	$6,546,721

Stock issued to employees	1,500	1	1,469	-	-	1,470

Stock issued to consultants	12,500	12	12,238	-	-	12,250

Stock issued to investors	9,836,054	9,836	8,140,154	-	-	8,149,990

Warrant Exercise	10,619,497	10,620	(10,620)	-	-	-

Foreign currency translation loss	-	-	-	(178)	-	(178)

Net loss	-	-	-	-	(1,126,394)	(1,126,394)

Balance at end of period	34,242,373	$34,242	$64,801,042	$495,262	$(51,746,687)	$13,583,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

XMAX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Stated in US Dollars except for Number of Shares)

Nine Months Ended September 30, 2026

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits)	Equity

Balance at beginning of period	41,885,728	$41,886	$80,823,528	$504,247	$(53,410,093)	$27,959,568

Stock issued to investors	22,989,899	22,990	52,324,664	-	-	52,347,654

Foreign currency translation loss				(51,804)		(51,804)

Net loss	-	-	-	-	23,640,459	23,640,459

Balance at end of period	64,875,627	$64,876	$133,148,192	$452,443	$(29,769,634)	$103,895,877

Nine Months Ended September 30, 2025

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficits)	Equity

Balance at beginning of period	7,301,206	$7,301	$52,585,582	$522,146	$(49,991,515)	$3,123,514

Stock issued to employees	4,500	5	4,405	-	-	4,410

Stock issued to consultants	137,500	138	179,612	-	-	179,750

Stock issued to creditor	434,000	434	216,566	-	-	217,000

Stock issued to suppliers	4,909,616	4,909	3,186,341	-	-	3,191,250

Stock issued to an investor	10,836,054	10,835	8,639,156	-	-	8,649,991

Warrant Exercise	10,619,497	10,620	(10,620)	-	-	-

Foreign currency translation loss	-	-	-	(26,884)	-	(26,884)

Net loss	-	-	-	-	(1,755,172)	(1,755,172)

Balance at end of period	34,242,373	$34,242	$64,801,042	$495,262	$(51,746,687)	$13,583,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

XMAX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

Stated in US Dollars except for Number of Shares

	Nine Months Ended September 30,
	2026	2025

Cash Flows From Operating Activities
Net Income (loss)	$23,640,459	$(1,755,172)

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,332	47,613
Amortization of operating lease right-of-use assets	516,247	534,331
Write down of inventories	24,867	5,840
Stock based compensation expense to employee	-	4,410
Stock based compensation expense to non-employee	-	254,870
Unrealized gain	(32,408,070)	-
Loss on impairment of goodwill	-	218,606
Operating lease interest expense	1,310	-
Changes in deferred tax	4,209,820	-
Expected (reversal) of credit losses	627	(203)
Changes in operating assets and liabilities:
Accounts receivable	(1,142,080)	(7,899,364)
Advance to suppliers	266,750	7,696,474
Inventories	117,579	564,415
Other current assets	(2,300,991)	179,170
Operating lease liabilities	(531,468)	(549,465)
Accounts payable	463,948	(104,944)
Contract liabilities	343,698	(77,224)
Accrued liabilities and other payables	(3,333)	(692,608)
Taxes payable	-	(564,013)

Net Cash Used in Operating Activities	(6,799,305)	(2,137,264)

Cash Flows From Investing Activities
Acquisition of plant, property and equipment	(54,740)	-
Loan to third party	(5,300,000)	-
Investment in non-marketable equity	(12,003,288)
Investment in fund of Preamble Capital LLC	(23,797,538)	(5,000,000)

Net Cash Used in Investing Activities	(41,155,566)	(5,000,000)

Cash Flows From Financing Activities
Repayment to loan from shareholder	(398,014)	(217,000)
Repayment to SBA loan	(2,677)	-
Proceed from loan from shareholder	-	200,000
Principal payment of finance lease liabilities	(15,325)	-
Interest paid on finance lease liabilities	(1,310)	-
Proceed from equity financing	-	8,149,990
Proceed from issuing common stocks	52,347,659	500,000

Net Cash Provided by Financing Activities	51,930,333	8,632,990

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$(52,059)	$56,754

Net Increase in Cash and Cash Equivalents	3,923,403	1,552,480

Cash and Cash Equivalents, Beginning of Period	6,708,340	161,902

Cash and Cash Equivalents, Ending of Period	$10,631,743	$1,714,382

Supplemental Disclosure of Cash Flow Information

Continuing operations:
Cash paid during period for:
Income tax payments	$-	$500,000
Interest expense	$176,034	$22,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

XMAX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (UNAUDITED)

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

On December 7, 2017, the Company incorporated i Design under the laws of the State of California. The purpose of i Design is to build the Company’s own blockchain technology team. This company will focus on the application of blockchain technology in the furniture industry, including encouraging and facilitating interactions among designers and customers, and building a blockchain-powered platform that enables designers to showcase their products, including current and future furniture designs. This company is in the planning stage and has had minimal operations through September 31, 2026.

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

The goodwill write-down was reflected as an impairment loss, $218,606, in non-operating expenses in the condensed consolidated statement of income (loss) and comprehensive income (loss) for the nine months end September 30, 2025; and nil in non-operating expenses in the condensed consolidated statement of income (loss) and comprehensive income (loss) for the three months end September 30, 2026, respectively.

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

Accounts receivable consisted of the following as of the date indicated:

	As of September 30, 2026	As of December 31, 2025

Accounts receivable	$3,587,584	2,445,503
Less: Allowance for credit losses	(885)	(258)
Total accounts receivable, net	$3,586,699	2,445,245

Expected credit losses (reversal) provision consisted for the following as of the dated indicated:

	For the nine months period ended	For the year ended
	September 30, 2025	December 31, 2025

Balance – January 1	$258	367
Expected (reversal) of credit losses	627	(109)
Balance – September 30 / December 31	$885	258

The expected credit (reversal) losses provision for the nine months ended September 30, 2026 and 2025 was $627 and ($203), respectively; and $542 and ($197) for the three months ended September 30, 2026 and 2025, respectively.

Advances to Suppliers

Advances to suppliers represent amounts paid to suppliers in advance for goods that are yet to be delivered and from which future economic benefits are expected to flow to the Company within the normal operating cycle. Based on its historical record and in normal circumstances, the Company receives goods within 4 to 6 months from the date the advance payment is made. During the nine months ended September 30, 2026 and December 31, 2025, no provision was made on advances to suppliers.

Inventories

Inventories consist of finished goods. Inventory costs include the purchase price and other expenditures that are directly attributable to bringing the inventories to their present location and condition. Cost of inventories are computed using the weighted average cost method. Inventories are written down to estimated net realizable value, which considers historical usage, expected demand, anticipated sales price, and other factors. The Company periodically reviews its inventories for excess or slow-moving items and makes provisions as necessary to properly reflect inventory value. For the nine months ended September 30, 2026 and 2025, the Company wrote down $24,867 and $5,840 of slow-moving inventory, respectively; and $22,513 and $1,169 for the three months ended September 30, 2026 and 2025, respectively. The inventory write-down is included in “Cost of Sales” from operations in the condensed consolidated statements of income (loss) and comprehensive income (loss).

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

Category	Estimated useful lives
Computer and office equipment	5 - 10 years
Furniture and Fixture	5 years
Decoration and renovation	5 - 10 years

Investment in Funds (Non-Marketable Investments)

For the nine months ended September 30, 2026 and December 31, 2025, the Company invested $23.80 million and $22.82 million, respectively, in Preamble Capital LLC as equity investment, without significant influence and control, are classified as investment in fund and as level 3 the fair-value hierarchy. In making these estimates, the Company utilized valuation methods based on information available, including the most current purchasing prices and observable transactions such as new offerings. For the nine months ended September 30, 2026 and 2025 an unrealized gain (loss) of approximately $32.41 million and nil, respectively; and ($10.51) million and nil for the three months ended September 30, 2026 and 2025, respectively was recorded in “Other expense, net” in our unaudited condensed consolidated statement of income (loss) and comprehensive income (loss).

As of September 30, 2026 and December 31, 2025, these funds measured at fair value were $79.30 million and $23.10 million, respectively, with changes recognized in “Other expenses, net” on our unaudited condensed consolidated statements of income (loss) and comprehensive income (loss). These funds are classified as level 3 the fair-value hierarchy. These non-marketable investments are included in “Investment in fund” on our condensed consolidated balance sheets.

On August 10, 2026, the Company invested $12.00 million in Aerora Technology Co., Ltd as equity investment, without significant influence and control, are classified as non-marketable equity investment and as level 3 the fair-value hierarchy. In making these estimates, the Company utilized valuation methods based on information available, including the most current purchasing prices and observable transactions such as new offerings. For the nine and three months ended September 30, 2026, the Company recognized an unrealized gain or loss of nil.

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

Research and Development

Research and development costs are related primarily to the Company designing and testing its new products during the development stage. Since 2023, the Company through Nova Malaysia has been developing Virtual and Augmented reality software and AI system for potential consulting business. In addition, since 2024, the Company acquired IT systems for AI-Calculation Engine, Nova Living DesignXperience System and Payment IT System which were integrated into our current IT system. The entire system was far from complete as it required to integrate with other components in order to be functional and it was not in operation and was eventually abandoned due to the close down of the business of Nova Malaysia. Research and development expenses were $273 and $1,182 for the nine ended September 30, 2025, respectively; nil and $272 for the three months ended September 30, 2026 and 2025, respectively

Income Taxes

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

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax expense (benefit) for the nine and three months ended September 30, 2026 is $4,209,820 and ($3,599,795), respectively, and was mainly attributable to deferred tax expense recognized on the cumulative unrealized gain in the Preamble investment and the decrease in such gain during the third quarter. The income tax benefit for the nine and three months ended September 30, 2025 is $64,014 and $757, respectively, mainly attributable to California state taxes.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For tax years beginning after December 31, 2025, the One Big Beautiful Bill Act renamed GILTI as net CFC tested income (“NCTI”) and modified the Section 951A calculation. For the nine months ended September 30, 2026, the Company has calculated its best estimate of the impact of NCTI, if any, in its income tax provision in accordance with applicable tax law and guidance available as of the date of this filing.

The Tax Cuts and Jobs Act of 2017 also amended IRC Section 174 to require specified research and experimental expenditures to be capitalized and amortized for tax years beginning after December 31, 2021. The One Big Beautiful Bill Act subsequently restored current expensing for domestic research and experimental expenditures paid or incurred in tax years beginning after December 31, 2024, while foreign research and experimental expenditures remain subject to capitalization and amortization over 15 years. For the nine months ended September 30, 2026, the Company did not incur material domestic research and experimental expenditures. The Company did not elect to accelerate the deduction of unamortized domestic research and experimental expenditures from prior years and continues to amortize such amounts over the remaining applicable amortization period. Accordingly, the Company does not anticipate a material impact to its income tax provision.

As of September 30, 2026 and December 31, 2025, the accumulated undistributed earnings generated by its foreign subsidiaries were approximately $21.7 million and $21.7 million, respectively. Substantially all of these earnings was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, GILTI, or NCTI, as applicable. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of September 30, 2026, unrecognized tax benefits were approximately nil. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was nil as of September 30, 2026. As of September 30, 2025, unrecognized tax benefits were approximately nil. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was nil as of September 30, 2025.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the nine months ended September 30, 2026 and 2025, is as follows:

Gross UTB
	2026	2025
Balance – January 1	-	-
Foreign exchange adjustment	-	-
Balance – September 30	$-	$-

As of September 30, 2026 and December 31, 2025, the Company had cumulatively accrued approximately nil and nil for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax (benefit)/expense, which totaled nil and nil for the nine months ended September 30, 2026 and 2025, respectively; and nil and nil for the three months ended September 30, 2026, and 2025, respectively, related to the Company’s continuing operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

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

The Company’s sales policy allows for product returns within the warranty period if the product is defective and the defects are the Company’s fault. As alternatives to the product return option, the customers have the option of requesting a discount from the Company for products with quality issues or of receiving replacement parts from the Company at no cost. The amount for product returns, the discount provided to the Company’s customers, and the costs for replacement parts were immaterial for the nine and three months ended September 30, 2026 and 2025.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by product or service type:

	For nine months ended September 30		Three Month Ended September 30
	2026	2025	2026	2025
Revenue from sales
Residential and commercial furniture	$5,300,473	$14,953,032	$1,879,961	$9,761,091
API-based services	5,642,044	-	4,544,114	-
Total revenues	$10,942,517	$14,953,032	$6,424,075	$9,761,091

Cost of Sales

Cost of sales consists of costs of finished goods purchased from third-party manufacturers, write-downs of inventory and API-based fee.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the nine months ended September 30, 2026 and 2025, shipping and handling (credits) costs were ($140) and $2,422 respectively; and ($140) and $2,699 for the three months ended September 30, 2026 and 2025, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. Advertising expense was $267,377 and $189,430 for the nine months ended September 30, 2026 and 2025, respectively; and $83,519 and $85,710 for the three months ended September 30, 2026 and 2025, respectively.

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

The following table presents a reconciliation of basic and diluted loss per share for the nine and three months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025

Net income (loss)	$23,640,459	$(1,755,172)	$(8,979,424)	$(1,126,394)

Weighted average shares outstanding – Basic and Diluted *	56,897,954	13,886,979	64,645,036	18,059,407

Net income (loss) per share of common stock
Basic and Diluted	$0.42	$(0.13)	$(0.14)	(0.06)

*	Including 0 and 1,500 shares that were granted and vested but not yet issued for the nine months ended September 30, 2026 and 2025, respectively; and 0 and 1500 shares for the three months ended September 30, 2026 and 2025, respectively.

For the nine and three months ended September 30, 2026 and 2025, 0 and 1,500 shares of unvested restricted stock and 245,192 and 6,384,200 shares exercisable under warrants were excluded from the EPS calculation, as their effect were anti-dilutive, respectively.

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

Residential and commercial furniture

The following table sets forth information as to the Company’s customers that accounted for 10% or more of the Company’s sales and accounts receivable for the nine and three months ended September 30, 2026 and 2025.

Nine Months Ended September 30, 2026		As of September 30, 2026
Customer	Percentage of Total Sales	Percentage of accounts receivable
A	7%	-%
B	5%	7%
C	4%	75%
D	-	-

Nine Months Ended September 30, 2025		As of September 30, 2025
Customer	Percentage of Total Sales	Percentage of accounts receivable
A	-%	-%
B	-%	-%
C	-%	-%
D	53%	100%

Three Months Ended September 30, 2026		As of September 30, 2026
Customer	Percentage of Total Sales	Percentage of accounts receivable
A	16%	-%
B	15%	9%
C	10%	75%
D	-	-

Three Months Ended September 30, 2025		As of September 30, 2025
Customer	Percentage of Total Sales	Percentage of accounts receivable
A	-%	-%
B	-%	-%
C	-%	-%
D	81%	100%

No customers accounted for 10% or more of the company’s sales for the nine months ended September 30, 2026 and a customer accounted for 53% of the Company’s sales for the nine months ended September 30, 2025.

Three customers accounted for 41% (16%, 15% and 10%) of the Company’s sales for the three months ended September 30, 2026 and one customer accounted for 81% of the Company’s sales for the three months ended September 30, 2025.

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases, accounts payable and advance to suppliers for the six and three months ended September 30, 2026 and 2025.

Nine Months Ended September 30, 2026		As of September 30, 2026	As of September 30, 2026
Supplier	Percentage of Total Purchases	Balance of Accounts Payable	Balance of Advance to Supplier
A	14%	$-	-
B	9%	22,949	-
C	6%	-	-

Nine Months Ended September 30, 2025		As of September 30, 2025	As of September 30, 2025
Supplier	Percentage of Total Purchases	Balance of Accounts Payable	Balance of Advance to Supplier
A	16%	$114,584	-
B	10%	137,155	-
C	-%	-	-

Three Months Ended September 30, 2026		As of September 30, 2026	As of September 30, 2026
Supplier	Percentage of Total Purchases	Balance of Accounts Payable	Balance of Advance to Supplier
A	9%	$-	-
B	10%	22,949	-
C	14%	-	-

Three Months Ended September 30, 2025		As of September 30, 2025	As of September 30, 2025
Supplier	Percentage of Total Purchases	Balance of Accounts Payable	Balance of Advance to Supplier
A	17%	$114,584	-
B	11%	137,155	-
C	-%	-	-

The Company purchased its products from one and two major vendors during the nine months ended September 30, 2026 and 2025, respectively, accounting for a total of 14% for 2026 and 26% (16% and 10%) for 2025 of the Company’s purchases, respectively.

The Company purchased its products from two and two major vendors during the three months ended September 30, 2026 and 2025, respectively, accounting for a total of 24% (14% and 10%) for 2026 and 28% (17% and 11%) for 2025 of the Company’s purchases, respectively.

Accounts payable to these major vendors were $22,949 and $251,739 as of September 30, 2026 and 2025, respectively.

Advances made to these major vendors were nil as of September 30, 2026 and 2025, respectively.

API-based service

The following table sets forth information as to the Company’s customers that accounted for 10% or more of the Company’s sales and accounts receivable for the nine and three months ended September 30, 2026.

Nine Months Ended September 30, 2026		As of September 30, 2026
Customer	Percentage of Total Sales	Percentage of accounts receivable
A	20%	23%
B	18%	3%
C	43%	36%
D	12%	6%

Three Months Ended September 30, 2026		As of September 30, 2026
Customer	Percentage of Total Sales	Percentage of accounts receivable
A	14%	23%
B	22%	3%
C	40%	36%
D	14%	6%

Four customers accounted for 93% (43%, 20%, 18% and 12%) of the Company’s sales for the nine months ended September 30, 2026. and four customers accounted for 90% (40%, 22%, 14% and 14%) of the Company’s sales for the three months ended September 30, 2025.

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases, accounts payable and advance to suppliers for the six and three months ended September 30, 2026.

Nine Months Ended September 30, 2026		As of September 30, 2026	As of September 30, 2026
Supplier	Percentage of Total Purchases	Balance of Accounts Payable	Balance of Advance to Supplier
A	31%	$117,306	-
B	9%	293,536	-
C	31%	105	-
D	21%	-	-

Three Months Ended September 30, 2026		As of September 30, 2026	As of September 30, 2026
Supplier	Percentage of Total Purchases	Balance of Accounts Payable	Balance of Advance to Supplier
A	41%	$117,306	-
B	12%	293,536	-
C	25%	105	-
D	13%	-	-

The Company purchased its products from three and four major vendors during the nine and three months ended September 30, 2026, respectively, accounting for a total of 83% (31%, 31% and 21%) and 91% (41%, 25%, 13% and 12%) for 2026 of the Company’s purchases, respectively.

Accounts payable to these major vendors were $410,947 as of September 30, 2026.

Advances made to these major vendors were nil as of September 30, 2026.

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

The carrying value of cash and cash equivalents, accounts receivable, deposits to others, loan to third party, other receivables, accounts payable, accrued liabilities and other payables approximate estimated fair values because of their short maturities.

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

The Company’s subsidiaries with operations in Singapore and Malaysia use their local currency, the Singapore Dollar (“SGD”) and Malaysian Ringgit (“RM”), as their functional currency. The entities’ functional currencies are the currency of the primary economic environment in which they operate, which are the currencies of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2026	-
December 31, 2025	RM 4.06 to 1

Income Statement and cash flow items
For the nine months ended September 30, 2026	-
For the nine months ended September 30, 2025	RM 4.32 to 1

Translation of amounts from SGD into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2026	SGD 1.28 to 1
December 31, 2025	-

Income Statement and cash flow items
For the nine months ended September 30, 2026	SGD 1.29 to 1
For the nine months ended September 30, 2025	-

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

The following tables present summary information by segment for the nine months ended September 30, 2026 and 2025, respectively:

	For the nine months ended September 30, 2026
	Sale of residential and commercial furniture	API-based service	Others		Total
Sales	$5,300,473	5,642,044		$-	$10,942,517
Cost of sales	2,272,761	5,803,151		-	8,075,912
Operating expense	2,866,326	738,331		2,348,392	5,953,049
Income (loss) from operations	161,386	(899,438)		(2,348,392)	(3,086,444)
Other (expense) income, net	(95,991)	64,999		30,967,715	30,936,723
Income tax expense	-	-		4,209,820	4,209,820
Net income (loss)	$65,395	(834,439)		$24,409,503	$23,640,459
Capital expenditure	$-	9,025	$		$9,025
Total reportable assets	$26,192,038	1,229,859		$88,078,394	$115,500,291

	For the nine months ended September 30, 2025
	Sale of residential and commercial furniture	API-based service	Others	Total
Sales	$14,953,032	-	$-	$14,953,032
Cost of sales	11,480,948	-	-	11,480,948
Operating expense	2,770,870	-	1,581,091	4,351,961
Income (loss) from operations	701,214	-	(1,581,091)	(879,877)
Other expenses, net	(251,430)	-	(687,879)	(939,309)
Income tax benefit	64,014	-		64,014
Net income (loss)	$513,798	-	$(2,268,970)	$(1,755,172)
Capital expenditure	$-	-	$-	$-
Total reportable assets	$13,337,601	-	$4,948,841	$18,286,442

The following tables present summary information by segment for the three months ended September 30, 2026 and 2025, respectively:

	For the three months ended September 30, 2026
	Sale of residential and commercial furniture	API-based service	Others		Total
Sales	$1,879,961	4,544,114	$		$6,424,075
Cost of sales	923,557	4,606,649		-	5,530,206
Operating expense	1,031,733	231,087		965,082	2,227,902
(Loss) Income from operations	(75,329)	(293,622)		(965,082)	(1,334,033)
Other (expense) income, net	(23,381)	68,704		(11,290,509)	(11,245,186)
Income tax benefit				3,599,795	3,599,795
Net (loss) income	$(98,711)	(224,918)		$(8,655,796)	$(8,979,424)
Capital expenditure	$-	2,672		$-	$2,672
Total reportable assets	$26,192,038	1,229,859		$88,078,394	$115,500,291

	For the three months ended September 30, 2025
	Sale of residential and commercial furniture	API-based service	Others	Total
Sales	$9,761,091	-	$-	$9,761,091
Cost of sales	8,777,288	-	-	8,777,288
Operating expense	1,108,538	-	598,392	1,473,826
Income (loss) from operations	287,411	-	(598,392)	(490,023)
Other income, net	(637,128)	-	(9,015)	(637,128)
Income tax expense (benefit)	(63,257)	-	-	757
Net income (loss)	$99,419	-	$(607,407)	$(1,126,394)
Capital expenditure	$-	-	$-	$-
Total reportable assets	$13,337,601	-	$4,948,841	$18,286,442

For the nine and three months ended September 30, 2026 and 2025, and as of September 30, 2026 and 2025, substantial portion of the Company’s assets are located in the United States and substantial portion of the revenue from API-based service was derived from customers located in China.

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. To assess whether a contract is or contains a lease, the Company assesses whether the contract involves the use of an identified asset, whether it has the right to obtain substantially all the economic benefits from the use of the asset and whether it has the right to control the use of the asset.

The right-of-use assets and related lease liabilities are recognized at the lease commencement date. The Company recognizes operating lease expenses on a straight-line basis over the lease term.

Right-of-use of assets

The Company recognizes right-of-use assets at the commencement date of the lease (i.e. the date the underlying asset is available for use). Right-of-use assets are measured at cost, less any accumulated depreciation and impairment losses and adjusted for any remeasurement of lease liabilities. The cost of right-of-use assets includes the amount of lease liabilities recognized, initial direct costs incurred, and lease payments made at or before the commencement date less any lease incentives received. Right-of-use assets are depreciated on a straight-line basis over the shorter of the lease term and the estimated useful lives of the assets. All right-of-use assets are reviewed for impairment annually. There was no impairment for right-of-use lease assets for the nine months ended September 30, 2026 and December 31, 2025.

Lease liabilities

Lease liability is initially measured at the present value of the outstanding lease payments at the commencement date, discounted using the Company’s incremental borrowing rate. Lease payments included in the measurement of the lease liability comprise fixed lease payments, variable lease payments that depend on an index or a rate, amounts expected to be payable under a residual value guarantee and any exercise price under a purchase option that the Company is reasonably certain to exercise. Lease liability is measured at amortized cost using the effective interest rate method. It is re-measured when there is a change in future lease payments, if there is a change in the estimate of the amount expected to be payable under a residual value

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the consolidated balance sheets at September 30, 2026 and December 31, 2025.

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

Advances are recorded as a contract liability at the time of receipt. The Company recognizes these advances as revenue when (or as) the Company satisfies its performance obligations under the terms of the contract. The Company evaluates the timing of satisfaction (point-in-time vs. over-time) based on the transfer of control to the customer. The Company’s contract liabilities amounted to $402,484 and $58,786 as of September 30, 2026 and December 31, 2025, respectively. The Company expects to recognize this balance as revenue over the next 12 months.

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

On July 4, 2025, the U.S. H.R.1, an act to provide for reconciliation pursuant to title II of H. Con. Res. 14. (the “OBBBA”) was enacted. The OBBBA introduces multiple tax law and other legislative changes, including modifications to income tax provisions such as domestic research and development expenses, capital expenditures, and U.S. taxation of international earnings; the repeal or acceleration of the sunset of certain tax credits under the 2022 Inflation Reduction Act and elimination of certain penalties for violations of certain regulatory credit programs. We have recognized the effects of the OBBBA provisions in our financial results to the extent they are applicable to the three months ended September 30, 2026. We will continue to evaluate the impact of these provisions on our 2026 and subsequent consolidated financial statements, including loss of certain regulatory credit sales tied to our products and changes to the costs of our products.

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

Note 3 - Inventories

The inventories as of September 30, 2026 and December 31, 2025 totaled $2,020,990 and $2,163,437, respectively, and consisted entirely of finished goods.

Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. Write-down of potential obsolete or slow-moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the nine months ended September 30, 2026 and 2025, the Company wrote-down $24,867 and $5,840 of slow-moving inventory, respectively; and $22,513 and $1,169 of slow-moving inventory for the three months ended September 30, 2026 and 2025, respectively. The inventory write-down is included in “Cost of Sales” in the consolidated statements of loss and comprehensive loss.

Note 4 – Deposits to Others

On April 6, 2026, XMax AI Inc. entered into a one-year term of cloud service contract with a service providing company to use its AWS products and cloud service provided by AWS. The contract has a term from June 3, 2026 to June 2, 2027. During the nine and three months ended September 30, 2026, the Company paid $100,000 to the service provider and record it as deposit to others on the current assets.

On April 22, 2026, XMax AI Inc. entered into a cloud service agreement for AWS-based cloud computing and AI model API access with a service providing company. The contract was effective from April 22, 2026. Prior to service activation, the Company paid a refundable performance deposit of $400,000, which is held by the service provider to offset overdue balances or damages, if any. The remaining deposit is refundable upon agreement termination without interest. During three months ended September 30, 2026, the Company terminated the agreement with the service providing company and received the full deposit back in October 2026.

On June 11, 2026, XMax AI Inc. entered into a one-year term of cloud service contract with a service providing company to use its AWS products and cloud service provided by AWS. The contract has a term from June 1, 2026 to May 31, 2027. The Company paid $100,000 and recorded it on the current assets as deposit to others. During nine and three months ended September 30, 2026, the Company paid $100,000 to the service provider and record it as deposit to others on the current assets.

On June 24, 2026, the Company entered into a term sheet for the principal terms of a proposed joint venture transaction to acquire 68% of the issued shares of a company that is owned by two shareholders for $4.00 million. The Company made $500,000 payment to one of the major shareholders upon execution of the term sheet and record it as deposits to others on the current assets.

On July 20, 2026, XMax AI Inc. entered into a one-year term of cloud service contract with a service providing company to use its AWS products and cloud service provided by AWS. The contract has a term from July 20, 2026 to July 19, 2027. The Company paid $100,000 and recorded it on the current assets as deposit to others. During nine and three months ended September 30, 2026, the Company made $100,000 payment to the service provider and record it as deposit to others on the current assets.

On August 15, 2026, XMax AI Inc. entered into a one-year term of cloud service contract with a service providing company to use its AWS products and cloud service provided by AWS. The contract has a term from August 15, 2026 to August 14, 2027. The Company paid $100,000 and recorded it on the current assets as deposit to others. During nine and three months ended September 30, 2026, the Company made $100,000 payment to the service provider and record it as deposit to others on the current assets.

Note 5 – Plant, property and Equipment, Net

As of September 30, 2026 and 2025, Plant, property and equipment consisted of the following:

	As of September 30, 2026	As of December 31, 2025
Computer and office equipment	$246,535	$195,826
Decoration and renovation	43,400	43,400
	289,935	239,226
Less: accumulated depreciation	(214,578)	(217,284)
	$75,357	$21,942

On October 1, 2025, Nova Malaysia abandoned its entire fixed assets of 819,649 Malaysia Ringgit ($191,466) without cash consideration.

During the nine months ended September 30, 2026, the Company acquired computers for SGD 11,527 in equivalent to $9,025 for office use. During nine and three months ended September 30, 2026, Diamond Bar disposed office equipment for $3,087 and $472, respectively.

Depreciation expense was $7,034 and $44,504 for the nine months ended September 30, 2026 and 2025, respectively; and $2,830 and $15,128 for the three months ended September 30, 2026 and 2025, respectively.

Note 6 – Intangible Assets

As of September 30, 2026 and December 31, 2025, intangible assets consisted of the following:

	As of September 30, 2026	As of December 31, 2025
Accounting software	$26,800	$26,800
Less: accumulated amortization	(26,800)	(26,800)
	$-	$-

Amortization expense was nil and $3,109 for the nine and three months ended September 30, 2026 and 2025, respectively; and nil and $427 for the three months ended September 30, 2026 and 2025, respectively.

Note 7 – Non-marketable equity investment

On August 10, 2026, XMax Inc. entered into a Securities Purchase Agreement with Cobalt Pacific Holdings Ltd. (the “Seller”) and Aerora Technology Co., Ltd., pursuant to which the Company purchased 561,426 Ordinary Shares, par value US$0.0001 per share, of Aerora Technology Co., Ltd., a Cayman Islands exempted company (“Aerora”), from the Seller, for an aggregate purchase price of US$12,003,288 (approximately US$21.38 per Share).

Note 8 – Investment in Fund

On September 25, 2025, Nova Furniture Limited (the “Nova BVI”), a company incorporated in the British Virgin Islands and a wholly owned subsidiary of XMax Inc. entered into a Subscription Agreement (the “Agreement”) with Preamble Capital, A Series of CGF2021 LLC (the “Fund”), a Delaware Limited Liability Company. Pursuant to the Agreement, Nova BVI subscribes 99.815% interest in the Fund in an amount equal to $5,664,500. (the “Subscription Amount”) and became a member of the Fund and be bound by the LLC Agreement as a member of the Fund. Sydecar LLC, a Delaware limited liability company, is the administrator of the Fund. The applicable management fee percentage for the Company is 0%. The Fund used the Subscription Amount to subscribe approximately 6.667% interest of certain fund that holds an aggregate of 353,772 shares of Common Stock of Space Exploration Technologies Corp., a Texas corporation (“SpaceX”), comprising of 121,805 shares of Class A Common Stock and 231,967 shares of Class C Common Stock of Space X.

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

On December 2, 2025, Preamble X Capital I entered into a Subscription Agreement with a dedicated SPV (the “SPV”) to subscribe 40,106 equity certificates in the SPV for an amount of US$2,999,928.80. The SPV currently holds 502,236 equity certificates, and each certificate is entitled to a share of Series B Preferred Stock of xAI Holdings Corp., a Nevada corporation (“xAI”) and such Series B Preferred Stock of xAI are directly held by a certain fund.

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

In making these estimates, the Company utilized valuation methods based on information available, including the most current purchasing prices and observable transactions such as new offerings. For the nine and three months ended September 30, 2026, an unrealized gain (loss) of approximately $32.41 million and ($10.51) million was recorded in “Other income (expense), net” in our unaudited condensed consolidated statements of income (loss) and comprehensive income (loss), respectively.

As of September 30, 2026 and December 31, 2025, these funds measured at fair value were $79.30 million and $23.10 million, respectively, with changes recognized in “Other income (expense), net” on our unaudited condensed consolidated statements of income (loss) and comprehensive income (loss). These funds are classified as level 3 the fair-value hierarchy. These non-marketable investments are included in Investment in fund on our condensed consolidated balance sheets.

Note 9 – Advance to Suppliers

The Company makes advances to certain vendors for inventory purchases. The advances on inventory purchases were $47,174 and $313,924 as of September 30, 2026 and December 31, 2025, respectively. No impairment charges were made on advance to suppliers for the nine months ended September 30, 2026 and the twelve months ended December 31, 2025.

Note 10 – Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables consisted of the following as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026	As of December 31, 2025

Prepaid expenses	$698,537	$144,274
Other receivables	546,337	7,478
	$1,244,874	$151,752

As of September 30, 2026 and December 31, 2025, prepaid expenses and other receivables mainly represented prepaid insurance, prepaid rent, refund receivable from suppliers, prepaid advertising expense, prepayment to API service and Celero and Cardknox account balances.

Note 11 – Loan to Third Party

On January 28, 2026, the Company entered into a loan agreement with a company incorporated in Hong Kong. Pursuant to the Loan Agreement, the Company agreed to provide the borrower with a loan with an aggregate principal amount of $5.3 million. The loan bears interest at a rate equal to 6% per annum and matures on the date that is one year from the funding date of the loan. The loan agreement contains customary representations and warranties, and events of default. For the nine and three months ended September 30, 2026, the Company recorded $214,323 and $80,153 as interest income.

Note 12 – Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026	As of December 31, 2025

Other payables	$472,471	$563,602
Rent	20,744	-
Salary payable	4,942	4,750
Financed insurance premiums	128,946	66,767
Auditing fee	-	200,000
Warranty liability	47,482	32,000
Accrued commission	148	603
Accrued expenses, others	23,825	75,590
	$698,558	$943,312

As of September 30, 2026 and December 31, 2025, other accrued expenses mainly included legal and professional fees and utilities. Other payables represented balance on credit card, other taxes payable, 401(k) payable and payable for marketing, shipping, director and showroom.

On September 12, 2023, Nova Malaysia entered into an agreement with a consulting firm to deliver consultancy service for AI Trends and Tools. Nova Malaysia agreed to pay 5,000,000 Malaysia Ringgit ($1,065,235) for the service. During 2024, Nova Malaysia paid 4,100,000 Malaysia Ringgit ($896,234) to the consultant and was recorded as consulting expense. The remaining balance was recorded as accrued expenses. On October 31, 2025, Nova Malaysia was forgiven the remaining amount of 900,000 Malaysia Ringgit ($221,893) by the consulting firm and recorded the remaining amount as other income.

Note 13 – Other Loan

On June 19, 2020, Diamond Bar was granted a U.S. Small Business Administration (SBA) loan in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan. The Loan, which was in the form of a promissory note dated June 19, 2020, matures on June 19, 2050 and bears interest at a rate of 3.75% per annum, payable monthly beginning 12 months from the date of the promissory note. Funds from the Loan may only be used for working capital. The loan was secured by all tangible and intangible property of Diamond Bar and has accumulated interest of $3,902 and $4,000 for the nine months ended September 30, 2026 and 2025, respectively; and $1,306 and $1,340 for the three months ended September 30, 2026 and 2025, respectively.

On November 14, 2024, Nova Malaysia entered into a loan agreement in the aggregate amount of $71,286 (equivalent to Malaysia Ringgit 300,000) with an unrelated third party. The loan was in the form of a promissory note dated November 14, 2024, matures on November 13, 2030, and bears no interest. The proceeds of the loan were used for working capital. On October 1, 2025, the lender forgave the loan and record it as other income.

Note 14 – Convertible Notes

On November 18, 2025, the Company entered into a Convertible Promissory Note Purchase Agreement (the “Agreement”) with Billiongold Holding Limited, a company incorporated under the law of Hong Kong (the “Purchaser”). Pursuant to the Agreement, the Company sold a Convertible Promissory Note to the Purchaser with a principal amount of $5,000,000 (the “Note”). The Note will mature on the date that is thirty-six (36) months from the date that the purchase price of the Note is paid to the Company (the “Maturity Date”). The Note bears interest at the rate of 6% per annum, which is payable on Maturity Date. Any outstanding principal and interest in the Note may be converted to the shares of common stock of the Company at the holder’s option at a conversion price of $7.80 per share at any time until the total outstanding balance of the Note is paid. The Note was sold to the Purchaser pursuant to an exemption from registration under Regulation S, promulgated under the Securities Act of 1933, as amended. During the nine and three months ended September 30, 2026, the Company accrued $279,449 and $81,358 as interest expense, respectively.

Note 15 – Related Party Transactions

On September 30, 2011, Diamond Bar leased a showroom in High Point, North Carolina from the Company’s former President, Chief Executive Officer and Chairperson of the Board (resigned during 2025). The lease is renewable and has been renewed each year since 2011. On April 1, 2026, the Company renewed the lease for an additional one year term at a cost of $41,000. During the nine months ended September 30, 2026 and 2025, the Company recorded rental amounts of $30,750 and $30,750, respectively, which were included in selling expenses. During the three months ended September 30, 2026 and 2025, the Company recorded rental amounts of $10,250 and $10,250, respectively, which were included in selling expenses.

On January 4, 2018, the Company entered into a sales representative agreement with a consulting firm, which is owned by the former President, Chief Executive Officer and Chairperson of the Board, for sales representative service for a term of two years. On January 4, 2020, the Company renewed the agreement for an additional two years which was amended in July 2020. If not terminated during the first year, the agreement will continue until one party or the other terminates the agreement with 30 days written notice. The Company agreed to compensate the consulting firm via commission at predetermined rates of the relevant sales amount. During the nine months ended September 30, 2026 and 2025, the Company recorded $154,221 and $257,267 as commission expense to this consulting firm, respectively; and during the three months ended September 30, 2026 and 2025, the Company recorded $44,891 and $83,475 as commission expense to this consulting firm, respectively.

In February 2024, the Company entered into a loan agreement in the aggregate amount of $200,000 with a shareholder of the Company. The loan was in the form of a promissory note dated February 21, 2024, matures on February 20, 2025, and bears interest at a rate of 8.5% per annum. The proceeds of the loan were used for working capital. On February 21, 2025, the Company repaid the loan in the form of shares of common stock. During the nine and three months ended September 30, 2025, the Company recorded $1,932 and nil as interest expense, respectively.

On April 11, 2024, the Company entered into a loan agreement in the aggregate amount of $160,000 with a shareholder of the Company. The loan was in the form of a promissory note dated April 11, 2024, matures on April 10, 2025, and bears interest at a rate of 8.5% per annum. The proceeds of the loan were used for working capital. On April 10, 2025, the Company extended the loan to April 9, 2026. The Company paid off the loan on April 9, 2026. During the nine months ended September 30, 2026 and 2025, the Company accrued $4,180 and $11,290 as interest expense, respectively; and nil and $3,840 for the three months ended September 30, 2026 and 2025, as interest expense, respectively.

On April 11, 2025, the Company entered into a loan agreement in the aggregate amount of $200,000 with a shareholder of the Company. The loan was in the form of a promissory note dated April 11, 2025, matures on April 10, 2026 and has been paid off by the Company, and bears interest at a rate of 8.5% per annum. The proceeds of the loan were used for working capital. On April 10, 2026, the Company paid off the loan. During the nine months ended September 30, 2026 and 2025, the Company accrued $4,824 and $8,345 as interest expense, respectively; and nil and $4,438 for the three months ended September 30, 2026 and 2025 as interest expense, respectively.

Note 16 – Stockholders’ Equity

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

On May 31, 2024, the Company’s stockholders approved the Company’s 2024 Equity Incentive Plan (the “2024 Plan”) at its annual shareholders’ meeting. The 2024 Plan was approved by the Board of Directors of the Company on April 19, 2024 and has a total of 3,000,000 shares of the Company’s common stock which may be granted as stock reward to attract and retain personnel, provide additional incentives to employees, directors and consultants and promote the success of the Company’s business. On November 27, 2024, the Company filed Form S-8 to register the shares of the Company’s common stock under the 2024 Plan.

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

On May 28, 2026, (the Company entered into Securities Purchase Agreements (the “Agreements”) with certain non-U.S. investors identified on the signature pages thereto (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers in a private placement for a total of 486,500 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $7.347 per share for an aggregate offering price of $3,574,315.50 (the “Private Placement”). In addition, without the prior written consent of the Company, the Purchasers shall not, during the period commencing on the date of the Agreements and ending 18 months after such date (the “Lock-Up”) offer, pledge, sell, contract to sell, grant, lend, or otherwise transfer or dispose of, directly or indirectly, any Shares or any securities convertible into or exercisable or exchangeable for Shares, with respect to which such Purchaser has the power of disposition. The Private Placement was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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

On August 28, 2026, the Company entered into Securities Purchase Agreements (the “Agreements”) with certain non-U.S. investors identified on the signature pages thereto (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers in a private placement for a total of 352,200 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $8.417 per share for an aggregate offering price of $2,964,467.40 (the “Private Placement”). In addition, without the prior written consent of the Company, the Purchasers shall not, during the period commencing on the date of the Agreements and ending 18 months after such date (the “Lock-Up”) offer, pledge, sell, contract to sell, grant, lend, or otherwise transfer or dispose of, directly or indirectly, any Shares or any securities convertible into or exercisable or exchangeable for Shares, with respect to which such Purchaser has the power of disposition. The Private Placement will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. The sale and issuance of Shares in compliance with Nasdaq Listing Rule 5635(d) was approved by the shareholders at the special shareholders meeting of the Company on July 24, 2026.

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

In conjunction with this offering, the Company issued warrants to purchase 22,290 shares of common stock at an exercise price of $17.50 per share to the placement agent and its designees. The placement agent warrants are exercisable on the six-month anniversary of the issuance date. The placement agent warrants are exercisable for four and a half years from the initial exercise date. The placement agent warrants have piggy-back registration rights and have a expiration date of July 23, 2026.

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

Warrants

The following is a summary of the warrant activity for the nine months ended September 30, 2026:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2026	1,494,588	$3.79	4.076
Exercisable at January 1, 2026	1,494,588	$3.79	4.076
Granted	-	-	-
Exercised / surrendered	1,249,396	1.098	-
Expired	-	-	-
Outstanding at September 30, 2026	245,192	$17.50	0.27
Exercisable at September 30, 2026	245,192	$17.50	0.27

Shares Issued to Consultants

On March 1, 2024, Nova Malaysia entered into a consulting agreement with a consultant for IT system related maintenance and services effective on March 1, 2024 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, vesting 25% on March 1, 2024, 25% on June 1, 2024, 25% on September 1, 2024 and 25% on December 1, 2024. The fair value of the 100,000 shares was $163,000, which was calculated based on the stock price of $1.63 per share on March 1, 2024. The shares were granted pursuant to the 2023 Omnibus Long-Term Incentive Plan. During the nine and three months ended September 30, 2025, the Company charged $26,906 and nil to consolidated statements of loss and comprehensive loss as consulting fee, respectively.

On September 3, 2024, Nova Malaysia entered into a consulting agreement with a consultant for IT system related maintenance and services effective on September 1, 2024 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, vesting 25% on September 3, 2024, 25% on December 3, 2024, 25% on March 3, 2025 and 25% on June 3, 2025. The fair value of the 100,000 shares was $142,000, which was calculated based on the stock price of $1.42 per share on September 3, 2024. The shares were granted pursuant to the 2023 Omnibus Long-Term Incentive Plan. During the nine and three months ended September 30, 2025, the Company charged $95,607 and $24,607 to consolidated statements of loss and comprehensive loss as consulting fee, respectively.

On September 3, 2024, Nova Malaysia entered into a consulting agreement with a consultant for IT system related maintenance and services effective on September 1, 2024 for a one-year term. The Company agreed to grant the consultant 100,000 shares of the Company’s common stock, vesting 25% on September 3, 2024, 25% on December 3, 2024, 25% on March 3, 2025 and 25% on June 3, 2025. The fair value of the 100,000 shares was $142,000, which was calculated based on the stock price of $1.42 per share on September 3, 2024. The shares were granted pursuant to the 2023 Omnibus Long-Term Incentive Plan. During the nine and three months ended September 30, 2025, the Company charged $95,607 and $24,607 to consolidated statements of loss and comprehensive loss as consulting fee, respectively.

On November 7, 2024, the Company entered into a consulting agreement with a consultant for consulting and strategy services effective on November 16, 2024 for a one-year term. The Company agreed to grant the consultant 50,000 shares of the Company’s common stock, vesting 25% on February 15, 2025, 25% on May 15, 2025, 25% on August 15, 2025 and 25% on November 15, 2025. The fair value of the 50,000 shares was $49,000, which was calculated based on the stock price of $0.98 per share on November 16, 2024. The shares were granted pursuant to the 2023 Plan. During the nine and three months ended September 30, 2025, the Company charged $36,750 and $12,250 to consolidated statements of loss and comprehensive loss as consulting expenses, respectively.

Shares Issued to Employees

On November 7, 2024, the Company extended an employment agreement with the Company’s Corporate Secretary for a term of one year effective from November 14, 2024. The Company agreed to grant an award of 6,000 restricted Stock Units to the officer pursuant to the Company’s 2023 Omnibus Equity Plan. The fair value of these shares was $5,880, which was calculated based on the stock price of $0.98 per share on November 7, 2024, the date the award was determined by the Compensation Committee of the Board of Directors, vesting 25% on November 7, 2024, 25% on March 31, 2025, 25% on June 30, 2025 and 25% on September 30, 2025. During the nine and three months ended September 30, 2025, the Company recorded $4,410 and $1,470 to consolidated statements of loss and comprehensive loss as stock compensation expense, respectively.

As of September 30, 2026, unrecognized share-based compensation expense was $0.

Note 17 – Geographical Analysis

Geographical distribution of sales consisted of the following for the nine and three months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Geographical Areas
North America	$10,903,023	$6,998,033	$6,386,100	$1,823,963
Hong Kong	-	7,919,662	-	7,919,662
Other countries	39,494	35,337	37,975	17,466
	$10,942,517	$14,953,032	$6,424,075	$9,761,091

Geographical location of identifiable long-lived assets as of September 30, 2026 and 2025:

	2026	2025
Geographical Areas
North America	$219,859	$832,702
Asia	31,171	376,867
	$251,030	$1,209,569

Note 18 – Lease

On June 17, 2013, the Company entered into a lease agreement for office, warehouse, storage, and distribution space in the United States with a five year term, commencing on November 1, 2013 and expiring on October 31, 2018. The lease agreement also provided an option to extend the term for an additional six years. On April 23, 2018, the Company extended the lease for another three years with an expiration date of October 31, 2021. On October 15, 2021, the Company extended the lease for another five years with an expiration date of October 31, 2026. The initial monthly rental payment is $42,000 with an annual 3% increase. After October 31, 2026, the lease became a month-to-month lease.

The Company has entered into several lease agreements for office and warehouse space in Commerce, California and showroom space in Las Vegas, Nevada and High Point, North Carolina (see Note 15) on monthly or annual terms.

On October 29, 2019, Nova Malaysia entered into a lease agreement for a showroom with a two-year term, commencing on December 1, 2019 and expiring on November 30, 2021. On November 26, 2021, Nova Malaysia extended the lease to November 30, 2022 with an option for renewal for another term of 24 months. On October 4, 2022, Nova Malaysia renewed the lease for two years to November 30, 2024. The monthly rental payment is 9,280 Malaysia Ringgit. Nova Malaysia did not extend the lease agreement after November 30, 2024 and Nova Malaysia leases the showroom on month-to-month basis. During the fourth quarter of 2025, Nova Malaysia terminated the lease.

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

Operating lease expense for the nine and three months ended September 30, 2026 and 2025 was as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025

Operating lease cost – straight line	$523,240	$577,618	174,413	202,461

The following is a schedule, by years, of maturities of operating lease liabilities as of September 30, 2026:

Operating Leases
2026	$59,882
Total undiscounted cash flows	59,882
Less: imputed interest	-
Present value of lease liabilities	59,882

Lease Term and Discount Rate

September 30, 2026
Weighted-average remaining lease term – years
Operating leases – USA	0.08

Weighted-average discount rate (%)
Operating leases – USA	3.36

Supplemental cash flow information related to leases where the Company was the lessee for the nine and three months ended September 30, 2026 and 2025 was as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025

Operating cash outflows from operating leases	$538,938	$523,240	$179,646	$174,413

Finance lease expense for the nine and three months ended September 30, 2026 and 2025 was as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025

Finance lease cost – straight line	$16,635	$28,048	$5,545	$5,545

The following is a schedule, by years, of maturities of finance lease liabilities as of September 30:

Finance Leases
2026	$5,545
2027	20,332
Total undiscounted cash flows	25,877
Less: imputed interest	(752)
Present value of lease liabilities	25,125
Less: Finance lease liabilities - current	21,437
Finance lease liabilities - non-current	3,688

Lease Term and Discount Rate

September 30, 2026
Weighted-average remaining lease term – years
Finance leases – USA	1.15

Weighted-average discount rate (%)
Finance leases – USA	5.49

Supplemental cash flow information related to leases where the Company was the lessee for the nine and three months ended September 30, 2026 and 2025 was as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025

Operating cash outflows from finance leases	$16,635	$5,545	$179,646	$5,545

Note 19 – Commitments and Contingencies

Legal proceedings

From time to time, the Company may be involved in various legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, or cash flows.

Note 20 – Subsequent Events

The Company has evaluated subsequent events through the date of this report, the date of the issuance of the unaudited condensed consolidated financial statements, and identified the following material subsequent event.

On October 5, 2026, the Company, entered into a Share Purchase Agreement (the “Purchase Agreement”) with Professor Yuji Zhao, an individual (the “Seller”), Skysong Innovations, LLC, an Arizona limited liability company (“Skysong”), and Hexa Creation Inc., a Delaware corporation (“Hexa”). Pursuant to the Purchase Agreement, the Company (or an affiliate designated by the Company) has agreed to acquire 970 shares of common stock of Hexa from the Seller, representing 97% of Hexa’s issued and outstanding shares and 30 shares of common stock of Hexa from Skysong, representing the remaining 3% of Hexa’s issued and outstanding shares (the “Acquisition”).

The aggregate purchase price for the Hexa shares is $4,123,711.34 (the “Purchase Price”), consisting of $4,000,000 payable to the Seller and $123,711.34 payable to Skysong, payable in two tranches. At closing, the Company will pay (i) $2,000,000 to the Seller, against which a $500,000 deposit previously paid by the Company to the Seller on June 24, 2026 will be credited, resulting in a net closing payment of $1,500,000, and (ii) $61,855.67 to Skysong. The remaining $2,000,000 payable to the Seller and $61,855.67 payable to Skysong (collectively, the “Deferred Consideration”) are payable on or before December 31, 2027 and will bear interest from the closing date at a fixed annual rate not less than the applicable federal rate under Sections 1274 and 483 of the Internal Revenue Code. Until the Deferred Consideration and accrued interest are paid in full, the Company may not sell, transfer, pledge or encumber the Hexa shares (other than to an affiliate) without the consent of the Seller or Skysong, as applicable. The Company will bear the change of control payment due to Skysong, as the licensor of certain patents, technical information and materials pursuant to an exclusive license agreement, of which Hexa is the licensee, and the parties have agreed the change of control payment equals 5% of the Purchase Price and is due within 30 days following the closing date of the Acquisition.

The Purchase Agreement contains customary representations and warranties of the parties, including representations of the Seller and Skysong regarding Hexa’s capitalization, liabilities, and the licensed intellectual property, and covenants governing the conduct of Hexa’s business prior to closing. Completion of the Acquisition is subject to customary closing conditions, including the accuracy of representations and warranties, performance of covenants, the license agreement remaining in full force and effect and the absence of a material adverse effect with respect to Hexa. The Purchase Agreement may be terminated by mutual consent, by either the Company or the Seller if the closing has not occurred by April 5, 2027, or by a party upon an uncured breach by the other. If the Purchase Agreement is terminated as a result of a material breach by the Company, the Seller is entitled to retain the $500,000 deposit as liquidated damages and as the Seller’s sole and exclusive remedy for such breach. If the Purchase Agreement is terminated as a result of a material breach by the Seller, or pursuant to a termination right that does not result from a breach by the Company, the deposit is to be returned to the Company. We completed the acquisition on October 13, 2026, and Hexa has become a wholly owned subsidiary of the Company.

On October 28, 2026, the Company entered into a B300 GPUaaS Service Agreement (the “Service Agreement”) with DSH HYPER PTE. LTD., a company incorporated in Singapore (“DSH”). Under the Service Agreement, DSH will provide the Company with dedicated GPU computing capacity, included storage and related infrastructure support services (the “Services”). DSH obtains the corresponding capacity from kt cloud Co., Ltd. (“KT”) under a separate master service agreement between DSH and KT (the “Upstream Agreement”). The Company is not a party to the Upstream Agreement. XMax AI Inc., a wholly owned subsidiary of the Company, will use the Services as the authorized operating end user. The initial configuration consists of 60 NVIDIA B300 nodes (480 GPUs) and 300 TB of storage, expanding to a final configuration of 64 nodes (512 GPUs) and 560 TB of storage. Each expansion component becomes billable only after it has been supplied and has passed the applicable acceptance testing. Storage within the agreed scope carries no separate charge. Service and billing commenced on 29 October 2026. Subject to satisfaction of the closing conditions described below, the committed term is sixty months, ending on 28 October 2031. Total scheduled service charges for the committed term are approximately KRW 162.3 billion (approximately US$122.5 million, based on the exchange rate by the Federal Reserve Bank of New York of KRW 1,325.06 to US$1.00 on October 23, 2026), exclusive of applicable taxes and payable in monthly instalments. The scheduled total is subject to adjustment for actual expansion delivery and acceptance, service-level credits and other contractual adjustments. Each month, the Company pays the portion of the charges corresponding to DSH’s upstream obligation directly to KT on DSH’s behalf and pays the remainder to DSH.

The Company’s long-term commitment is subject to (i) approval of Required Security described below by the Company’s board of directors and (ii) completion and delivery by 17 November 2026 of the Required Security and related documents. The first payment, of approximately KRW 2.78 billion (approximately US$2.1 million), is due on 6 November 2026. It constitutes a non-refundable setup fee covering data-center preparation, installation, testing, capacity reservation and initial use of the Services through 17 November 2026. If those closing conditions are not satisfied, the long-term commitment will not commence, the initial arrangement will end, and the setup fee will be the Company’s sole liability in connection with that failure. If the long-term arrangement proceeds, the setup fee will be credited against the scheduled charges for October and November 2026.

In connection with the Service Agreement, the Company has agreed to procure an irrevocable standby letter of credit in favour of KT, issued by a global tier 1 bank (the “SBLC”), with a required available amount of KRW 10,833,919,488 (approximately US$8.2 million). The SBLC will secure the monthly charges for accepted and billable Services, with late interest, and early termination penalty under the Upstream Agreement, in each case subject to specified conditions. The Company has also agreed to enter into a corporate guarantee in favour of KT (the “Corporate Guarantee”, collectively with SBLC, the “Required Security”), subject to approval by its board of directors. The Corporate Guarantee will be limited to specified obligations of DSH under the Upstream Agreement. The Corporate Guarantee generally will cover monthly charges for Services actually accepted, with late interest. It covers other amounts, including any early termination penalty and certain equipment-damage amounts, only where they result from a material breach by the Company that remains uncured after notice. The Company will not guarantee DSH’s other obligations or liabilities arising from DSH’s own breach or insolvency. Amounts paid under the SBLC will be credited against the Corporate Guarantee, so the same obligation cannot be recovered twice.

KT may suspend the Services if payment is overdue. If the initial payment due on 6 November 2026 is not received in full, KT may terminate immediately. A fourth payment-related suspension during the committed term also permits termination. If the Upstream Agreement becomes terminable because of DSH’s uncured material breach or insolvency, the Company (or a permitted affiliate) has the right, but not the obligation, to assume DSH’s position under the Upstream Agreement. As between the parties, DSH must reimburse the Company for amounts the Company pays under the SBLC, under the Corporate Guarantee to the extent they are attributable to DSH. The Service Agreement is governed by the laws of the Republic of Korea, and the Seoul Central District Court has exclusive jurisdiction.

On October 31, 2026, the Board of Directors (the “Board”) of the Company approved a share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $30,000,000 in aggregate purchase price of its outstanding common stock, par value $0.001 per share (the “Common Stock”). On November 2, 2026, the Board amended the Repurchase Program by unanimous written consent to revise the conditions to its commencement, as described below.

Under the Repurchase Program, the Company may repurchase shares of Common Stock only at prices below $5.50 per share. The Repurchase Program will begin on the Commencement Date (as defined below) and will expire three months after the Commencement Date. The “Commencement Date” will be a date after (i) the Company has publicly released its financial results for the fiscal quarter ended September 30, 2026 by press release (“Earnings Release”), (ii) the Company has publicly disclosed any material nonpublic information, and (iii) the Company has engaged a broker-dealer for the Repurchase Program. No repurchases will be made under the Repurchase Program before the Commencement Date.

Repurchases under the Repurchase Program are expected to be made from time to time through open-market purchases, which may include purchases under a trading plan intended to satisfy Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be made in accordance with Rule 10b-18 under the Exchange Act and other applicable legal requirements. The timing, manner, price (subject to the price limit) and amount of any repurchases will be determined by management based on market conditions, the trading price of the Common Stock, the Company’s liquidity and capital requirements, legal requirements and other factors. The Company intends to fund repurchases from its existing cash and cash equivalents. The Repurchase Program does not obligate the Company to repurchase any particular number of shares or dollar amount of Common Stock.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The following discussion and analysis are based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”). All references to the third quarter and first nine months of 2026 and 2025 mean the three-month and nine-month periods ended September 30, 2026 and 2025. In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2025 Form 10-K.

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

On December 12, 2019, we became the sole shareholder of Nova Living (M) SDN. BHD. (“Nova Malaysia”), a company incorporated on July 26, 2019 under the laws of Malaysia. Nova Malaysia marketed and sold high-end physiotherapeutic jade mats for use in therapy clinics, hospitality, and real estate projects in Malaysia and other regions in Southeast Asia. Due to the negative impact caused by COVID-19, we eventually sold the entire jade mats inventory in liquidation sales in June 2023 and exited from Jade Mats business.

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

Our experience developing and marketing products for international markets has enabled us to develop the scale, logistics, marketing, manufacturing efficiencies and design expertise that serve as the foundation for us to expand aggressively into the highly attractive U.S., Canada, South America, Asia and Middle Eastern markets.

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

On September 25, 2025, Nova BVI entered into a Subscription Agreement (the “Agreement”) with Preamble Capital, A Series of CGF2021 LLC (the “Fund”), a Delaware Limited Liability Company. Pursuant to the Agreement, Nova BVI subscribes 99.82% interest in the Fund in an amount equal to $5,664,500. (the “Subscription Amount”) and became a member of the Fund and be bound by the LLC Agreement as a member of the Fund. Sydecar LLC, a Delaware limited liability company, is the administrator of the Fund. The applicable management fee percentage for the Company is 0%. The Fund used the Subscription Amount to subscribe approximately 6.667% interest of certain fund that holds an aggregate of 353,772 shares of Common Stock of Space Exploration Technologies Corp., a Texas corporation (“SpaceX”), comprising of 121,805 shares of Class A Common Stock and 231,967 shares of Class C Common Stock of Space X.

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

On August 28, 2026, the Company entered into Securities Purchase Agreements (the “Agreements”) with certain non-U.S. investors identified on the signature pages thereto (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers in a private placement for a total of 352,200 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $8.417 per share for an aggregate offering price of $2,964,467.40 (the “Private Placement”). In addition, without the prior written consent of the Company, the Purchasers shall not, during the period commencing on the date of the Agreements and ending 18 months after such date (the “Lock-Up”) offer, pledge, sell, contract to sell, grant, lend, or otherwise transfer or dispose of, directly or indirectly, any Shares or any securities convertible into or exercisable or exchangeable for Shares, with respect to which such Purchaser has the power of disposition. The Private Placement will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. The sale and issuance of Shares in compliance with Nasdaq Listing Rule 5635(d) was approved by the shareholders at the special shareholders meeting of the Company on July 24, 2026.

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

We maintained an allowance for expected credit loss of $885 and $258 as of September 30, 2026 and December 31, 2025, respectively. During the nine months ended September 30, 2026 and 2025, expected credit losses provision was $627 and ($203), respectively; and ($542) and ($197) for the three months ended September 30, 2026 and 2025. As of September 30, 2026, we had gross receivable of $3,587,584 of which $2,420,090 was over 90 days past due.

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

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax expense (benefit) for the nine and three months ended September 30, 2026 is $4,209,820 and ($3,599,795), respectively, and was mainly attributable to deferred tax expense (benefit) recognized on the cumulative unrealized gain (loss) in the Preamble investment and the decrease in such gain during the third quarter. The income tax benefit for the nine and three months ended September 30, 2025 is nil and $757, respectively, mainly attributable to California state taxes.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For tax years beginning after December 31, 2025, the One Big Beautiful Bill Act renamed GILTI as net CFC tested income (“NCTI”) and modified the Section 951A calculation. For the nine months ended September 30, 2026, the Company has calculated its best estimate of the impact of NCTI, if any, in its income tax provision in accordance with applicable tax law and guidance available as of the date of this filing.

The Tax Cuts and Jobs Act of 2017 also amended IRC Section 174 to require specified research and experimental expenditures to be capitalized and amortized for tax years beginning after December 31, 2021. The One Big Beautiful Bill Act subsequently restored current expensing for domestic research and experimental expenditures paid or incurred in tax years beginning after December 31, 2024, while foreign research and experimental expenditures remain subject to capitalization and amortization over 15 years. For the nine months ended September 30, 2026, the Company did not incur material domestic research and experimental expenditures. The Company did not elect to accelerate the deduction of unamortized domestic research and experimental expenditures from prior years and continues to amortize such amounts over the remaining applicable amortization period. Accordingly, the Company does not anticipate a material impact to its income tax provision.

As of September 30, 2026 and December 31, 2025, the accumulated undistributed earnings generated by its foreign subsidiaries were approximately $21.7 million and $21.7 million, respectively. Substantially all of these earnings was previously subject to U.S. tax, the one-time transition tax on foreign unremitted earnings required by the Tax Act, GILTI, or NCTI, as applicable. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

As of September 30, 2026, unrecognized tax benefits were approximately $0. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was nil as of September 30, 2026. As of September 30, 2025, unrecognized tax benefits were approximately $0. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was nil as of September 30, 2025.

A reconciliation of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) for the nine months ended September 30, 2026 and 2025, is as follows:

Gross UTB
	2026	2025
Balance – January 1	-	-
Foreign exchange adjustment	-	-
Balance – September 30	$-	$-

As of September 30, 2026 and December 31, 2025, the Company had cumulatively accrued approximately nil and nil for estimated interest and penalties related to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax (benefit)/expense, which totaled nil and nil for the nine months ended September 30, 2026 and 2025, respectively; and nil and nil for the three months ended September 30, 2026, and 2025, respectively, related to the Company’s continuing operations. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

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

The Company’s sales policy allows for product returns within the warranty period if the product is defective and the defects are the Company’s fault. As alternatives to the product return option, the customers have the option of requesting a discount from the Company for products with quality issues or of receiving replacement parts from the Company at no cost. The amount for product returns, the discount provided to the Company’s customers, and the costs for replacement parts were immaterial for the nine months ended September 30, 2026 and 2025.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by product or service type:

	For nine months ended September 30		Three Month Ended September 30
	2026	2025	2026	2025
Revenue from sales
Residential and commercial furniture	$5,300,473	$14,953,032	$1,879,961	$9,761,091
API-based services	5,642,044	-	4,544,114	-
Total revenues	$10,942,517	$14,953,032	$6,424,075	$9,761,091

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

The Company’s subsidiaries with operations in Singapore and Malaysia use their local currency, the Singapore Dollar (“SGD”) and Malaysian Ringgit (“RM”), as their functional currency. The entities’ functional currencies are the currency of the primary economic environment in which they operate, which are the currencies of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2026	-
December 31, 2025	RM 4.06 to 1

Income Statement and cash flow items
For the nine months ended September 30, 2026	-
For the nine months ended September 30, 2025	RM 4.32 to 1

Translation of amounts from SGD into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2026	SGD 1.28 to 1
December 31, 2025	-

Income Statement and cash flow items
For the nine months ended September 30, 2026	SGD 1.29 to 1
For the nine months ended September 30, 2025	-

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

On July 4, 2025, the U.S. H.R.1, an act to provide for reconciliation pursuant to title II of H. Con. Res. 14. (the “OBBBA”) was enacted. The OBBBA introduces multiple tax law and other legislative changes, including modifications to income tax provisions such as domestic research and development expenses, capital expenditures, and U.S. taxation of international earnings; the repeal or acceleration of the sunset of certain tax credits under the 2022 Inflation Reduction Act and elimination of certain penalties for violations of certain regulatory credit programs. We have recognized the effects of the OBBBA provisions in our financial results to the extent they are applicable to the three months ended September 30, 2026. We will continue to evaluate the impact of these provisions on our 2026 and subsequent consolidated financial statements, including loss of certain regulatory credit sales tied to our products and changes to the costs of our products.

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

Results of Operations

Comparison of Three Months Ended September 30, 2026 and 2025

The following table sets forth the results of our operations for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	2026		2025
	$	% of Sales	$	% of Sales
Sales	$6,424,075		$9,761,091
Cost of sales	(5,530,206)	(86)%	(8,777,288)	(90)%
Gross profit	893,869	14%	983,803	10%
Operating expenses	(2,227,902)	(35)%	(1,473,826)	(15)%
Loss from operations	(1,334,033)	(21)%	(490,023)	(5)%
Other expenses, net	(11,245,186)	(175)%	(637,128)	(7)%
Income tax benefit	3,599,795	56%	757	-%
Net income (loss)	(8,979,424)	(140)%	(1,126,394)	(12)%

Sales

Sales for the three months ended September 30, 2026 were $6.42 million, a decrease of 34% from $9.76 million for the same period of 2025. Sales, excluding our API-based service revenue, for the three months ended September 30, 2026 were $1.88 million, a decrease of 81% from $9.76 million for the same period of 2025. This decrease in sales resulted primarily from 4.73% decrease in sales volume and 81.61% decrease in average selling price. Our three largest selling product categories for the three months ended September 30, 2026 were sofa, coffee tables and beds, which accounted for approximately 59%, 12% and 11% of sales, respectively. For the three months ended September 30, 2025, the three largest selling categories were marble slabs, sofa and coffee tables, which accounted for approximately 81%, 11% and 2% of sales, respectively.

The $7.88 million decreases in sales, excluding API-based service revenue, for the three months ended September 30, 2026, compared to the same period of 2025, was mainly due to decreased sales to Hong Kong. Sales to Hong Kong decreased by 100% to nil million for the three months ended September 30, 2026, compared to $7.92 million for the same period of 2025, such decrease mainly due to we had no sales in Hong Kong during three months ended September 30, 2026 and we sold entire marble slabs for $7.92 million as liquidation sale to one customer in Hong Kong for the same period of 2025. The decrease in sales was partially offset by increase in sales to North America and other countries. Sales to North America increased by 1% to $1.84 million for the three months ended September 30, 2026, compared with $1.82 million for the same period of 2025, such increase mainly due to increase in sales orders from the customers in North America. In addition, Sales to other countries increased by $0.02 million to $0.04 million for the three months ended September 30, 2026, from $0.02 million for the same period of 2025, primary due to more sales order received from our customers in other countries.

During three months ended September 30, 2026, our API-based service revenue was $4.54 million, an increase of 100% from nil million for the same period of 2025. The increase in the service revenue mainly due to we launched our API platform and provided API-based service to our customers in June 2026.

Cost of Sales

The following table presents our costs of revenues by products and services provided as percentage of total cost of revenues for the periods presented.

	Three Months Ended September 30
	2026		2025
	USD	Percentage	USD	Percentage
Sale of Residential and commercial furniture	$923,557	17%	$8,777,288	100%
API-based fee	4,606,649	83%	-	0%
Total cost of sales	$5,530,206	100%	$8,777,288	100%

Cost of sales consists of costs of finished goods and materials purchased from third-party manufacturers and API-based fee. Total cost of sales decreased by 37% or $3.25 million to $5.53 million for the three months ended September 30, 2026, compared to $8.78 million for the same period of 2025. Cost of sales as a percentage of sales decreased to 86% for the three months ended September 30, 2026, compared to 90% for the same period of 2025. The decrease in cost of sales in dollar term and in cost of sales as a percentage of sales are a result of sales of the entire marble slabs as liquidation during the three months ended September 30, 2025. Our API-based fee increased 100% to $4.61 million from nil in the same period of 2025. Our API-based fee occupied 83% of our total cost of sales for the three months ended September 30, 2026, compared with 0% for the same period of 2025.

Gross Profit

Gross profit was $0.89 million for the three months ended September 30, 2026, compared to $0.98 million for the same period of 2025, representing a decrease in gross profit of $0.09 million. Our gross profit margin was 14% for the three months ended September 30, 2026, compared to 10% for the same period of 2025. The gross profit, excluding API-based service revenue, was $0.96 million for the three months ended September 30, 2026, compared to $0.98 million for the same period of 2025, representing a decrease in gross profit of $0.03 million. Our gross profit margin, excluding API-based service revenue, was 51% for the three months ended September 30, 2026, compared to 10% for the same period of 2025. The decrease in gross profit in dollar term was mainly due to a result of less sales and loss in API service business. The increase in gross profit margin was mainly due to we sold the entire marble slabs as liquidation sale during three months ended September 30, 2025, which were sold in low profit margin.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses, and research and development. Operating expenses were $2.23 million for the three months ended September 30, 2026, compared to $1.47 million for the same period of 2025. Selling expenses increased by 21%, or $0.07 million, to $0.42 million for the three months ended September 30, 2026, from $0.35 million for the same period of 2025, primarily due to increased marketing and advertising expenses. Also, general and administrative expenses increased by 61%, or $0.68 million, to $1.81 million for the three months ended September 30, 2026, from $1.13 million for the same period of 2025, primarily due to an increase in professional fee of $0.14 million, payroll of $0.16 million, technical service fee of $0.08 million and rent expense of $0.08 million, while the increase was partially offset by a decrease in auditing fee of $0.05 million, stock compensation of $0.04 million and tax consulting fee of $0.03 million.

Other Income (Expenses), Net

Other expenses, net was $11.25 million for the three months ended September 30, 2026, compared to other expense, net of $0.64 million for the same period of 2025, representing an increase in other expense of $10.61 million. The increase in other expense was due primarily to an increase in unrealized loss of $10.51 million from the investment in the fund of Preamble.

Income Tax Benefit

Income tax benefit was $3.60 million and $757 for the three months ended September 30, 2026 and 2025, respectively. The income tax expense for the three months ended September 30, 2026 was $3.60 million and mainly attributable to deferred tax benefit recognized on unrealized loss of $10.51 million in the Preamble investment for the three months ended September 30, 2026.

Net Loss

As a result of the foregoing, our net loss was $8.98 million for the three months ended September 30, 2026, compared to $1.13 million of net loss for the same period of 2025.

Comparison of Nine Months Ended September 30, 2026 and 2025

The following table sets forth the results of our operations for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026		2025
	$	% of Sales	$	% of Sales
Sales	$10,942,517		$14,953,032
Cost of sales	(8,075,912)	(74)%	(11,480,948)	(77)%
Gross profit	2,866,605	26%	3,472,084	23%
Operating expenses	(5,953,049)	(54)%	(4,351,961)	(29)%
Loss from operations	(3,086,444)	(28)%	(879,877)	(6)%
Other income (expenses), net	30,936,723	283%	(939,309)	(6)%
Income tax (expense) benefit	(4,209,820)	(38)%	64,014	1%
Net income (loss)	23,640,459	216%	(1,755,172)	(12)%

Sales

Sales for the nine months ended September 30, 2026 were $10.94 million, a decrease of 27% from $14.95 million for the same period of 2025. Sales, excluding API-based service revenue, for the nine months ended September 30, 2026 were $5.30 million, a decrease of 65% from $14.95 million for the same period of 2025. This decrease in sales resulted primarily from 19.51% decrease in sales volume and 55.96% decrease in average selling price. Our three largest selling product categories for the nine months ended September 30, 2026 were sofa, coffee tables and beds, which accounted for approximately 55%, 11% and 10% of sales, respectively. For the nine months ended September 30, 2025, the three largest selling categories were marbles slabs, sofas and coffee tables, which accounted for approximately 53%, 26% and 5% of sales, respectively.

The $9.65 million decreases in sales, excluding API-based service revenue, for the nine months ended September 30, 2026, compared to the same period of 2025, was mainly due to decreased sales to Hong Kong. Sales to Hong Kong decreased by 100% to nil million for the nine months ended September 30, 2026, compared to $7.92 million for the same period of 2025, such decrease mainly due to we had no sales in Hong Kong during nine months ended September 30, 2026 and we sold entire marble slabs for $7.92 million as liquidation sale to one customer in Hong Kong for the same period of 2025. Also, sales to North America decreased by 24.8% to $5.26 million for the nine months ended September 30, 2026, compared to $7.00 million for the same period of 2025, such decrease mainly due to decrease in both sales volume and average selling price during the nine months ended September 30, 2026. The decrease in sales was partially offset by increase in sales to other countries. Sales to other countries increased by $4,157 to $39,494 for the nine months ended September 30, 2026, from $35,337 million for the same period of 2025, primary due to more sales order received from our customers in other countries.

During nine months ended September 30, 2026, our API-based service revenue was $5.64 million, an increase of 100% from nil million for the same period of 2025. The increase in the service revenue mainly due to we launched our API platform and provided API-based service to our customers in June 2026.

Cost of Sales

The following table presents our costs of revenues by products and services provided as percentage of total cost of revenues for the periods presented.

	Nine Months Ended September 30
	2026		2025
	USD	Percentage	USD	Percentage
Sale of Residential and commercial furniture	$2,272,761	28%	$11,480,948	100%
API-based fee	5,803,151	72%	-	0%
Total cost of sales	$8,075,912	100%	$11,480,948	100%

Cost of sales consists of costs of finished goods and materials purchased from third-party manufacturers and API-based fee. Total cost of sales decreased by 30% to $8.08 million for the nine months ended September 30, 2026, compared to $11.48 million for the same period of 2025. Cost of sales as a percentage of sales decreased to 74% for the nine months ended September 30, 2026, compared to 77% for the same period of 2025. The decrease in cost of sales in dollar term and in cost of sales as a percentage of sales mainly due to a result of sales of the entire marble slabs as liquidation during the nine months ended September 30, 2025. Our API-based fee was increased 100% to $5.80 million from the same period of 2025. Our API-based fee was occupied 72% of our total cost of sales for the nine months ended September 30, 2026, compared with 0% for the same period of 2025.

Gross Profit

Gross profit was $2.87 million for the nine months ended September 30, 2026, compared to $3.47 million for the same period of 2025, representing a decrease in gross profit of $0.61 million. Our gross profit margin was 26% for the nine months ended September 30, 2026, compared to 23% for the same period of 2025. The gross profit, excluding API-based service revenue, was $3.03 million for the nine months ended September 30, 2026, compared to $3.47 million for the same period of 2025, representing a decrease in gross profit of $0.44 million. Our gross profit margin, excluding API-based service revenue, was 57% for the nine months ended September 30, 2026, compared to 23% for the same period of 2025. The decrease in gross profit in dollar term was mainly due to a result of less sales and loss sin API service business. The increase in gross profit margin was mainly due we sold the entire marble slabs as liquidation during nine months ended September 30, 2025, which were sold in low profit margin.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses, and research and development. Operating expenses were $5.95 million for the nine months ended September 30, 2026, compared to $4.35 million for the same period of 2025. Selling expenses increased by 10%, or $0.10 million, to $1.08 million for the nine months ended September 30, 2026, from $0.98 million for the same period of 2025, primarily due to increased marketing and advertising expenses. Also, general and administrative expenses increased by 45%, or $1.51 million, to $4.87 million for the nine months ended September 30, 2026, from $3.37 million for the same period of 2025, primarily due to an increase in cloud service fee of $0.40 million, legal and professional fee of $0.32 million, payroll of $0.13 million, and technical service fee of $0.10 million, while the increase was partially offset by a decrease in auditing fee of $0.11 million, consulting fee of $0.10 million, and tax consulting fee of $0.10 million.

Other Income (Expenses), Net

Other income, net was $30.94 million for the nine months ended September 30, 2026, compared to other expense, net of $0.94 million for the same period of 2025, representing an increase in other income of $31.88 million. The increase in other income was due primarily to an increase in unrealized gain of $32.41 million from the investment in the fund of Preamble.

Income Tax (Expense) Benefit

Income tax (expense) benefit was ($4.21 million) and $64,014 for the nine months ended September 30, 2026 and 2025, respectively. The income tax expense for the nine months ended September 30, 2026 was mainly attributable to deferred tax expense recognized on unrealized gain of $32.41 million in the Preamble investment for the nine months ended September 30, 2026.

Net Income (Loss)

As a result of the foregoing, our net income was $23.64 million for the nine months ended September 30, 2026, compared to $1.76 million of net loss for the same period of 2025.

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

We rely primarily on internally generated cash flow and available working capital to support growth. We may seek additional financing in the form of bank loans or other credit facilities or funds raised through offerings of our equity or debt, if and when we determine such offerings are required. As of September 30, 2026, we do not have any credit facilities. We believe that our current cash and cash equivalents and anticipated cash receipts from sales of products will be sufficient to meet our anticipated working capital requirements and capital expenditures for the next 12 months.

We had working capital of $21,972,360 at September 30, 2026, an increase of $12,582,404 from net working capital of $9,389,956 at December 31, 2025. The ratio of current assets to current liabilities was 12.13-to-1 at September 30, 2026.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2026 and 2025:

	2026	2025
Cash (used in) provided by:
Operating activities	$(6,799,305)	$(2,137,264)
Investing activities	(41,155,566)	5,000,000
Financing activities	51,930,333	8,632,990

Net cash used in operating activities was $6.80 million for the nine months ended September 30, 2026, an increase in cash outflow by $4.66 million from $2.14 million of cash used in operating activities for the same period of 2025.

The increase in cash outflow was attributable primarily to (i) an increase in cash outflow of $7.43 million for advance to suppliers to $0.27 million cash inflow for the nine months ended September 30, 2026, from $7.70 million cash inflow for the same period of 2025, such increase in cash outflow being mainly due to more advanced payments to our furniture and API service suppliers; (ii) an increase in cash outflow of $0.45 million for inventory to $0.12 million cash inflow for the nine months ended September 30, 2026, from $0.56 million cash inflow for the same period of 2025, such increase in cash outflow being mainly due to we purchased more products from our suppliers due to we are ready for peak sales season for 4th quarter of 2026; (iii) an increase in cash outflow of $2.48 million for other current assets to $2.30 million cash outflow for the nine months ended September 30, 2026, from $0.18 million cash inflow for the same period of 2025, such increase in cash outflow being mainly due to we made more prepayments and deposits to our service providers. The increase in operating cash outflow was partially offset by (i) increase in cash inflow of $0.68 million of accounts receivable to cash outflow of $1.14 million for the nine months ended September 30, 2026, from the accounts receivable of cash outflow of $8.00 million for the same period of 2025, such increase in cash inflow being mainly due to we collect our sales payments on time and sold products and services less on credits; (ii) increase in cash inflow of $0.57 million of accounts payable to cash inflow of $0.46 million for the nine months ended September 30, 2026, from the accounts payable of cash outflow of $0.10 million for the same period of 2025, such increase in cash inflow being mainly due to purchase more products on credits; (iii) increase in cash inflow of $0.42 million of contract liabilities to cash inflow of $0.34 million for the nine months ended September 30, 2026, from the contract liabilities of cash outflow of $0.08 million for the same period of 2025, such increase in cash inflow being primarily due to received more deposits from our customers; (iii) increase in cash inflow of $0.69 million of accrued liabilities and other payables to cash outflow of $3,333 for the nine months ended September 30, 2026, from the accrued liabilities and other payables of cash outflow of $0.69 million for the same period of 2025, such increase in cash inflow being primarily due to that we delayed payments to our service provides.

Net cash used in investing activities was $41.16 million for the nine months ended September 30, 2026, an increase in cash outflow of $36.16 million from $5.00 million of cash used in investing activities for the same period of 2025. We incurred cash outflow of $0.05 million to purchase office equipment, $5.30 million to loan to a third party, $12.00 million to invest into a company that researches and develops drones and $23.80 million to invest into the funds of Preamble Capital LLC.

Net cash provided by financing activities was $51.93 million for the nine months ended September 30, 2026, compared to $8.63 million for the same period of 2025. During the nine months ended September 30, 2026, we issued stocks to investors with the net proceeds of $52.35 million, while we paid off $0.40 million to loans from a shareholder. During the nine months ended September 30, 2025, we sold one million shares of common stock with the proceeds of $0.50 million for our working capital and borrowed $0.20 million loan from a shareholder, while we paid off one of loans from shareholder by issued 434,000 shares of our common stocks which was equivalent in the value of $0.22 million. Also, we increased our cash inflow by issued 9,836,054 shares of common stocks with the net proceeds of $8.15 million in a public offering for the nine months ended September 30, 2025.

As of September 30, 2026, we had gross accounts receivable of $3,587,584 of which $1,143,250 was not yet past due, $24,244 was less than 90 days past due and $2,420,090 was more than 90 days past due. We had an allowance for expected credit losses of $885. As of November 6, 2026, 2.46% of accounts receivable outstanding as of September 30, 2026 had been collected. As of November 6, 2026, 1.04% of our accounts receivable outstanding at December 31, 2025 had been collected.

As of September 30, 2026 and December 31, 2025, we had advances to suppliers, from our furniture business, of $47,174 and $313,924, respectively. These supplier prepayments are made for goods before we actually receive them.

For a new furniture product, the normal lead time from new product R&D, prototype, and mass production to delivery of goods from our suppliers to us is approximately six to nine months after we make advance payments to our suppliers. For other furniture products, the typical time is 4-6 months after our advance payment. We will consider the need for a reserve when and if a supplier fails to fulfill our orders within the time frame as stipulated in the purchase contracts.

As of November 6, 2026, $33,924 or 72% and $313,924 or 100% of our advances to suppliers, from our furniture business, outstanding at September 30, 2026 and December 31, 2025 had been delivered to us in the form of purchases of furniture, respectively.

Other Long-Term Liabilities

As of September 30, 2026 and December 31, 2025, we recorded long-term taxes payable of nil million, consisting of an income tax payable of nil, primarily arising from a one-time transition tax recognized in the fourth quarter of 2017 on our post-1986 foreign unremitted earnings, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2026. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

XMAX INC.
(Registrant)

Date: November 13, 2026	By:	/s/ Xiaohua Lu
Xiaohua Lu Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2026	/s/ Jeffery Chuang
Jeffery Chuang, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

